Form 10QSB
period 1997-09-30
CELERITY SYSTEMS INC
filed 1997-12-19
CIK 1006459

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended September 30, 1997

                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _______________

                           Commission File Number:  0-23279

                                Celerity Systems, Inc.
                 ----------------------------------------------------
          (Exact name of small business issuer as specified in its Charter)

          Delaware                                  52-2050585
         --------                                   ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


                         9051 Executive Park Drive, Suite 302
                             Knoxville, Tennessee  37923
               -------------------------------------------------------
                      (Address of principal executive offices)

                                   (423) 539-5300
                           --------------------------------
                           (Registrant's telephone number)

          -----------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / /  No /X/

As of December 19, 1997, 4,104,639 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                CELERITY SYSTEMS, INC.
                                     FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                        INDEX


Part I   FINANCIAL INFORMATION                                             PAGE

Item 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . 3

    Condensed Balance Sheets as of September 30, 1997 (Unaudited)
    and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . 3

    Condensed Statements of Operations (Unaudited) for the three months ended September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . 4

    Condensed Statement of Stockholders' Equity as of
    September 30, 1997 (Unaudited) and December 31, 1996 . . . . . . . . . . 5

    Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . 6

    Notes to Condensed Financial Statements (Unaudited). . . . . . . . . . . 7

Item 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OR PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . 10

Part II  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 18

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                CELERITY SYSTEMS, INC.
                               CONDENSED BALANCE SHEETS

                                                              DECEMBER 31,        SEPTEMBER 30,
ASSETS                                                            1996                1997
                                                              ------------        -------------
                                                                                   (unaudited)
Cash and cash equivalents                                     $ 2,344,666          $ 1,030,834
Accounts receivable, less allowance for doubtful accounts
     of $555,050 and $567,119 in 1996 and 1997, respectively      713,232              583,206
Inventories                                                     1,325,903            1,236,449
Prepaid expenses                                                     -                  25,178
Costs in excess of billings on uncompleted contracts              187,749                 -
                                                              -----------          -----------

          Total current assets                                  4,571,550            2,875,667

Property and equipment, net                                       813,290              837,389
Other assets                                                      264,955              454,880
                                                              -----------          -----------

                                                              $ 5,649,795          $ 4,167,936
                                                              ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                              $   315,832          $ 1,136,845
Accrued liabilities                                               672,740              764,753
Deferred revenue                                                  359,970                 -
Interest payable                                                  150,000              408,333
Current portion of leases payable                                   7,821                2,185
Reserve for management compensation                               137,500                 -
Reserve for estimated losses on uncompleted contracts             672,600               94,335
Billings in excess of costs and estimated earnings on
    uncompleted contracts                                         150,000              128,914
Short term notes payable                                             -               3,800,000
                                                              -----------          -----------

         Total current liabilities                              2,466,463            6,335,365

Long term notes payable                                         3,000,000                 -
Long term leases payable                                           19,009               19,009

Commitments and contingencies (Notes 3 and 7)

Preferred stock, Series A, noncumulative, redeemable,
    convertible, $0.01 par value, 975,836 shares
    authorized, issued and outstanding at December 31, 1996
    and September 30, 1997, respectively                        1,813,412            1,949,987
Preferred stock, Series B, noncumulative, redeemable,
    convertible, $0.01 par value, 408,479 shares
    authorized, issued and outstanding at December 31, 1996
    and September 30, 1997, respectively                          932,720            1,004,774

Common stock, $0.001 par value, 15,000,000 shares
    authorized, 1,836,476 issued and 1,819,113 outstanding
    at December 31, 1996, and 1,865,876 issued and 1,528,513
    outstanding at September 30, 1997                               1,836                1,866
Additional paid-in capital                                      3,280,920            7,058,514
Treasury stock, at cost                                           (67,500)            (227,500)
Accumulated deficit                                            (5,797,065)         (11,974,079)
                                                              -----------          -----------
         Total liabilities and stockholders' equity           $ 5,649,795          $ 4,167,936
                                                              ===========          ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                CELERITY SYSTEMS, INC.
                          CONDENSED STATEMENTS OF OPERATIONS


                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                  SEPTEMBER 30,                      SEPTEMBER 30,
                             1996             1997              1996              1997
                             ----             ----              ----              ----
                                  (unaudited)                         (unaudited)
Revenues                  $   433,978      $   355,870       $ 1,733,877      $ 1,610,373
Cost of revenues              472,600          284,592         1,740,658        1,688,682
                          -----------      -----------       -----------      -----------

    Gross margin              (38,622)          71,278            (6,781)         (78,309)

Operating expenses            903,962        2,084,101         2,674,297        5,627,545
                          -----------      -----------       -----------      -----------

    Loss from operations     (942,584)      (2,012,823)       (2,681,078)      (5,705,854)

Interest expense             (100,925)        (348,739)         (154,695)        (502,125)
Interest income                41,634            9,314            50,297           30,965
                          -----------      -----------       -----------      -----------

    Net loss               (1,001,875)      (2,352,248)       (2,785,476)      (6,177,014)

Accretion of premiums
  on preferred stock           69,543           69,543           208,631          208,629
                          -----------      -----------       -----------      -----------

    Net loss applicable
      to common stock     $(1,071,418)     $(2,421,791)      $(2,994,107)     $(6,385,643)
                          ===========      ===========       ===========      ===========

    Primary loss per
      share (Note 4):           $(.61)          $(1.14)           $(1.57)          $(2.78)
                                =====           ======            ======           ======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              CELERITY SYSTEMS, INC.
                    CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                 ADDITIONAL
                                                 COMMON            PAID-IN          TREASURY       ACCUMULATED
                                                  STOCK            CAPITAL            STOCK          DEFICIT
                                                 ------          ----------         --------       -----------
Balances, December 31, 1996                     $1,836           $3,280,920        $(67,500)       $(5,797,065)

Grant of stock to officer (unaudited)               15                 -               -                  -
Exercise of employee stock options (unaudited)      15                1,448            -                  -
Acquisition of 320,000 shares of
    common stock held in treasury                 -                    -           (160,000)              -
Accretion of premiums on preferred stock                           (208,629)
Issuance of bridge notes and accompanying
    common stock warrants(unaudited)              -               1,440,000            -                  -
Grant of stock options at below the
    initial public offering price(unaudited)      -               2,544,775
Net loss (unaudited)                              -                    -               -            (6,177,014)
                                             ---------           ----------       ---------        -----------

Balances, September 30, 1997 (unaudited)     $   1,865           $7,058,514       $(227,500)       $11,974,079
                                             =========           ==========       =========        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           CELERITY SYSTEMS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     1996                1997
                                                                     ----                ----
                                                                            (unaudited)
Net cash flows from operating activities:
  Net loss                                                        $(2,785,476)        $(6,177,014)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
       Depreciation and amortization                                  180,024             363,733
       Compensation expense for issuance of stock options                -              2,544,775
       Accretion of interest on notes payable                            -                240,000
       Provision for doubtful accounts receivable                      70,831              12,068
       Changes in current assets and liabilities:
            Accounts receivable                                     2,937,599             117,958
            Prepaid expenses                                             -                (25,178)
            Inventory                                              (1,150,364)             89,454
            Costs in excess of billings on uncompleted
              contracts                                                (1,492)            187,749
            Accounts payable                                       (1,491,004)            821,012
            Accrued expenses                                           (9,912)             92,013
            Deferred revenue                                             -               (359,970)
            Interest payable                                          145,098             258,333
            Allowance for estimated losses on uncompleted
                  Contracts                                          (110,015)           (578,265)
            Billings in excess of costs and earnings on
              uncompleted contracts, net                                 -                (21,086)
                                                                 ------------        ------------
                 Net cash used in
                   operating activities                            (2,214,711)         (2,571,918)
                                                                 ------------        ------------

Cash flows from investing activities:
  Purchases of property and equipment                                (215,967)           (216,826)
  Change in other assets                                                   25               -
                                                                 ------------        ------------

                 Net cash used in investing activities               (215,942)           (216,826)
                                                                 ------------        ------------

Cash flows from financing activities:
  Proceeds from notes payable and warrants                          3,000,000           2,000,000
  Principal payments on long-term debt, notes payable
    and capital leases                                               (104,841)             (5,636)
  Proceeds from issuance of common stock                            2,533,365               1,478
  Repurchase of common stock                                             -               (160,000)
  Debt offering costs                                                (338,910)           (360,930)
                                                                 ------------        ------------

                 Net cash provided by
                   financing activities                             5,089,614           1,474,912
                                                                 ------------        ------------

Net increase (decrease) in cash and cash equivalents                2,658,961          (1,313,832)

Cash and cash equivalents, beginning of period                        485,775           2,344,666
                                                                 ------------        ------------

Cash and cash equivalents, end of period                           $3,144,736          $1,030,834
                                                                 ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                                CELERITY SYSTEMS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS


1. PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS - Information in the accompanying interim financial statements and notes to the financial statements for the interim periods as of September 30, 1996 and 1997 and for the three month and nine month periods then ended, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the period ended December 31, 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    IMPACT OF SFAS 128 - In February 1997, the FASB issued SFAS 128, EARNINGS PER SHARE. The Statement simplifies the standards for computing earnings per share (EPS). Additionally, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company plans to adopt the provisions of SFAS 128 for the year ended December 31, 1998. Had the pronouncement been in effect for the three month periods ended September 30, 1996 and 1997, basic EPS would have been $(.89) and $(1.55), respectively. Basic EPS for the nine month periods ended September 30, 1996 and 1997, would have been $(2.23)and $(3.68), respectively. Diluted EPS would have been the same as primary loss per share for all periods presented.

    IMPACT OF SFAS 129 AND SFAS 130 - In February and June 1997, respectively, the FASB issued SFAS 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, which will be effective for periods ending after December 15, 1997, and SFAS 130, REPORTING COMPREHENSIVE INCOME, which will be effective for fiscal years beginning after December 15, 1997. These standards will have no material impact on the Company.

3.  CONTRACTS

    The Company's long-term projects in Korea and Israel have expected completion dates in the fourth quarter of 1997. The Korean project began its systems reliability period in September 1997. The Company met its final milestones under the Israel contract during the fourth quarter of 1997 and is waiting for the final acceptance by the customer.

    The Company has recorded billings in excess of costs of $129,914 at September 30, 1997 related to three short-term contracts accounted for under the completed contract method.

4.  LOSS PER SHARE

    Loss per share has been computed by dividing net loss applicable to common stock by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares relating to options and warrants issued during the twelve month period preceding the filing of a registration statement at a price below the estimated offering price have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the assumed initial public offering price of $7.50 per share. Remaining warrants, options, and preferred stock granted prior to the one year period before the initial public offering were considered common stock equivalents but were not included for purposes of calculating primary loss per share because they were anti-dilutive.

    After giving effect to the items described above, loss per common share has been computed based on the assumed weighted average number of shares outstanding in each period (1,903,968 and 2,293,735 shares for the nine months ended September 30, 1996 and 1997 (unaudited), respectively, and 1,760,189 and 2,126,476 for the three months ended September 30, 1996 and 1997(unaudited), respectively).

5.  STOCK OPTIONS

    The Company recorded approximately $1,003,000 in non-cash compensation expense in the third quarter of 1997 related to the award of stock options below the initial public offering price of $7.50 per share.

6.  SEGMENT INFORMATION

    The Company has two reportable segments:  CD-ROM and interactive video.
    The CD-ROM segment includes the design, development, installation and support of CD-ROM storage and imaging software products for business applications. The interactive video segment products are interactive video services hardware and software. The Company's two reportable segments offer different products and services and market such products to different customer bases. The two segments are managed separately because each business requires different technology and marketing strategies. The two segments evolved over the life of the Company and have specifically identifiable tangible assets. The segments share certain corporate assets and, as such, those are not specifically identified in the segment information.

    The segment information for the nine month periods ending September 30, 1996 and 1997, is as follows:
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                           1996                1997
                                           ----                ----
                                        (unaudited)         (unaudited)
REVENUES FROM EXTERNAL CUSTOMERS
    CD-ROM                             $ 1,244,242         $   854,430
    Interactive video                      489,635             755,943
                                       -----------         -----------

         Total                         $ 1,733,877         $ 1,610,373
                                       ===========         ===========

    SEGMENT LOSS
         CD-ROM                        $  (199,342)        $(1,219,452)
         Interactive video              (2,481,736)         (4,486,402)
                                       -----------         -----------

              Total                    $(2,681,078)        $(5,705,854)
                                       ===========         ===========

    SEGMENT ASSETS
         CD-ROM                      Not applicable        $   478,822
Interactive video                    Not applicable          2,039,897

              Total                  Not applicable        $ 2,518,719
                                                           ===========

    The change in the asset balance at September 30, 1997, for the interactive video segment when compared to the December 31, 1996 segment information is approximately $393,000. This change is due to the fact that billings exceeded costs on the Company's ongoing projects at September 30, 1997, whereas the costs exceeded billings at December 31, 1996 in the amount of $187,749. This also led to the segment's increase in accounts receivable of $130,000 at September 30, 1997. There was a decrease in accounts receivable in the CD-ROM segment between December 31, 1996 and September 30, 1997 of approximately $45,000.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided contains allocations of certain corporate assets and expenses which are shared by each of the segments. The allocations are generally based on a 25%/75% basis for the CD-ROM and interactive video segments, respectively. Neither of the segments have financial operations and, therefore, there are no material amounts of interest revenue or expense generated. There was a net interest expense for the Company of $104,398 and $471,160 for the nine month periods ended September 30, 1996 and 1997, respectively. The segment loss amounts do not contain amounts attributable to the Company's net interest expense or accretion of premiums on preferred stock.

7.  SUBSEQUENT EVENT

    On November 7, 1997, the Company closed an initial public offering of 2,000,000 shares of common stock at the purchase price of $7.50 per share, which resulted in gross proceeds to the Company of $15,000,000. A portion of the proceeds of the offering was used to repay indebtedness incurred in the Company's 1996 and 1997 private placements, and the balance is intended to be used for the hiring of necessary personnel throughout the Company, to fund the Company's sales and marketing efforts, and for working capital and general corporate purposes. The repayment of the Company's debt resulted in the recognition of an extraordinary loss on the early extinguishment of debt related to the 1997 private placement in the amount of $1,080,000. The Company also wrote off the unamortized debt offering
    costs which approximated $300,000.   In addition, upon the effective date of
    the offering, the Company's preferred stock converted into common stock, and common stock warrants related to the Company's November 1995 issuance of promissory notes in the amount of $934,500 expired.

    THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Form 10-QSB. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth herein that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

OVERVIEW

    The Company has focused most of its sales, marketing, and research and development efforts in 1997 on its interactive video segment and intends to continue to focus primarily on such segment in the future. Sales of interactive video products accounted for 28% and 47% of revenues for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively.

    Commencing August 1996, in connection with a change of management, and until approximately January 1997, when Kenneth D. Van Meter, the Company's current Chief Executive Officer, began his employment with the Company, the Company suspended substantially all of its interactive video sales efforts to permit new management to formulate a new business plan. Accordingly, the period-to-period comparison set forth below may not be meaningful and many not necessarily be indicative of the results that may be expected for future periods.

    The Company entered into one short-term interactive video contract in 1996 and two others in 1997. Due to the short-terms nature of these projects, revenues from these contracts are recorded by the completed contract method of accounting, which provides for recognition of revenues and related costs upon completion of each contract. Costs in excess of billings on these uncompleted short-terms contracts are reflected as current assets, while billings in excess of costs are reflected as current liabilities. These short-term contracts have not been completed and, accordingly, revenues have not yet been recognized.

    The Company's 1996 short-term contract was received from IBM Taiwan Corporation. The value of this contract is approximately $650,000, of which approximately $125,000, relating to separate deliverable items, was recognized in 1996. The Company anticipates recognizing revenues of approximately $525,000 upon completion of the project, which is expected to occur during the fourth quarter of 1997. The Company has capitalized approximately $474,000 in costs associated with the Taiwan project and anticipates that it will incur an additional $15,000 in costs before the project's completion.

    The Company has also entered into short-term contracts with the Guangdong Public Telecommunications Authority ("GPTA") and the Beijing Telecom Authority ("BTA") in 1997. The value of the GPTA contract is approximately $1,400,000. The Company anticipates recognizing all of the revenues relating to the GPTA contract upon the project's completion, which is expected to occur in the fourth quarter of 1997. The Company has capitalized approximately $716,000 in costs associated with the GPTA project and estimates that it will incur an additional $65,000 in costs before the completion of the project. The value of the BTA contract is approximately $712,000. The Company anticipates recognizing all of the revenues relating to the BTA contract upon the project's completion, which is estimated to occur in the first quarter of 1998. The Company has capitalized approximately $317,000 in costs associated with the BTA project and anticipates incurring an additional $88,000 in costs before its completion.

    During the nine months ended September 30, 1997, the Company had two interactive video customers that represented 42% of its revenues and two CD-ROM customers that represented 24% of its revenues. During the same period in 1996, the Company had one interactive video customer and one CD-ROM customer that represented 19% and 49%, respectively, of its revenues.

    Currently, the principal markets for the Company's interactive video products are Korea, Israel, Taiwan, and China. Export sales for the nine month periods ended September 30, 1997 and 1996 were approximately $719,000 (or 42% of revenues) and approximately $736,000 (or 45% of revenues), respectively. Sales to Korean customers represented 2% and 34% of revenues, while sales to an Israeli customer represented 20% and 7% of revenues, for the periods ended September 30, 1997 and 1996, respectively. All revenues associated with the Company's long-term Korean and Israeli projects have been previously recognized by the Company.

    There are inherent risks associated with foreign sales, including the difficulty of enforcing agreements against foreign-based customers, political and economic instability, shipping delays, foreign taxes, and export restrictions.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES. Revenues for the three months ended September 30, 1997 were approximately $356,000 as compared to approximately $434,000 for the same period in 1996.

    There were no revenues attributable to the interactive video segment for the three months ended September 30, 1997 as compared to approximately $28,000 of such revenues for the same period in 1996. During the three month period ended September 30, 1997, the Company was engaged in the completion of its long-term projects in Korea and Israel, as well as continued work on its three short-term contracts in Taiwan and China. The Korean project passed its systems acceptance test and is currently in the reliability period of the contract. The Company anticipates the completion of the project during the fourth quarter of 1997. The Company has completed the last milestones on the Israeli project which were the delivery and acceptance of the set top boxes and the systems acceptance test. The Company anticipates final acceptance of the system by the customer during the fourth quarter of 1997. There are no additional revenues to be recognized on the long-term contracts, as those have been accounted for under the percentage of completion method, and the Company recognized losses on the contracts in prior periods. Revenues for the short-term contracts will be recognized upon completion.

    Revenues during the three month period ended September 30, 1996 were due to the sale of a small number of set top box to the Company's Israeli customer. The Company's efforts were devoted almost entirely to the completion of its long-term contracts during that period.

    Revenues from the CD-ROM segment were approximately $356,000 for the three months ended September 30, 1997 as compared to approximately $406,000 for the same period in 1996. The decrease is due to the Company's focus on sales of its Mediator and CD Workware products rather than the VCD Manager and VCD Writer products. The CD Workware products have not generated the sales that were anticipated, while the Mediator products' largest user was the U.S. Navy, which changed its specifications for the product and has not yet placed any orders in 1997.

    COSTS OF REVENUES. Costs of revenues for the three months ended September 30, 1997 were approximately $285,000, or 80% of revenues, as compared to approximately $473,000, or 109% of revenues for such segment for the same period in 1996. The decrease was due primarily to a decrease in materials costs of approximately $126,000 for the period in 1997 as compared to the same period in 1996. The Company's gross margin was approximately $71,000 for the three months ended September 30, 1997 as compared to a loss of approximately $39,000 for the same period in 1996.

    Costs of revenues for the interactive video segment for the three months ended September 30, 1997 were approximately $115,000 as compared to approximately $182,000 for the same period in 1996. Interactive video costs of revenues consist primarily of engineering labor, materials costs and other incidental costs involved in the Company's efforts to complete its existing
contracts.   Materials costs and engineering labor costs for the period in 1997 decreased by approximately $38,000 and $16,000, respectively, as compared to the same period in 1996.

    Costs of revenues for the CD-ROM segment for the three months ended September 30, 1997 were approximately $170,000, or 48% of revenues for such segment, as compared to $290,000, or 72% of such revenues for the same period in 1996. The decrease in costs of revenues on a percentage basis during such period in 1997 was principally due to the lower percentage of hardware revenues as compared to the same period in 1996. CD-ROM software revenues do not entail any significant materials costs. Hardware sales for the three months ended September 30, 1997 were approximately $128,000, or approximately 36% of sales as compared to $222,000, or approximately 67% of sales for the same period in 1997. Materials costs were approximately $104,000 in the three month period of 1997 as compared to $191,000 for the same period in 1996, which was a direct result of the decrease in hardware revenues. The remainder of the decrease in costs of revenues between the two periods was due to a decrease in engineering labor costs.

    As a result of the factors discussed above, the Company's gross margins for the CD-ROM segment were approximately $186,000 and $116,000 for the three month periods ended September 30, 1997 and 1996, respectively.

    OPERATING EXPENSES.   Operating expenses for the three months ended
September 30, 1997 were approximately $1,932,000 as compared to approximately $808,000 for the same period in 1996.

    Operating expenses for the interactive video segment were approximately $1,449,000 for the three months ended September 30, 1997 as compared to approximately $642,000 for the same period in 1996. The increase in operating expenses was principally due to approximately $753,000 of non-cash charges allocated to the interactive video segment relating to the issuance of stock options during the quarter at an exercise price below the initial public offering price of $7.50 per share. In addition, the amount of administrative wages allocated to the segment was approximately $37,000 greater during the period in 1997 than during the same period in 1996 due to the addition of corporate personnel.

    Operating expenses for the CD-ROM segment were approximately $483,000 for the three months ended September 30, 1997 as compared to approximately $166,000 for the same period in 1996. The increase was principally due to approximately $251,000 of non-cash compensation charges allocated to the CD-ROM segment relating to the issuance of stock options during the first half of 1997 at an exercise price below the initial public offering price of $7.50 per share. In addition, research and development costs increased by approximately $43,000 for the three months ended September 30, 1997 as compared to the same period in 1996.

    NET LOSS. As a result of the factors discussed above, net loss for the three months ended September 30, 1997 was approximately $2,352,000 as compared to approximately $1,002,000 for the same period in 1996.

    Net loss for the interactive video segment was approximately $1,678,000 for the three months ended September 30, 1997 as compared to approximately $836,000 for the same period in 1996. The increased loss was due to the increase in operating expenses, as revenues for the segment were insignificant in both periods. The increase in operating expenses was due mainly to the non-cash compensation allocated to the segment, as discussed above.

    Net loss for the CD-ROM segment was approximately $335,000 for the three months ended September 30, 1997 as compared to net income for the same period in 1996 of approximately $117,000. The loss was due to decreased revenues and increased operating expenses. The increase in operating expenses was due mainly to the non-cash compensation allocated to the segment, as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES. Revenues for the nine months ended September 30, 1997 were approximately $1,610,000 as compared to approximately $1,734,000 for the same period in 1996.

    Revenues for the interactive video segment were approximately $756,000 for the nine months ended September 30, 1997 as compared to approximately $490,000 of such revenues for the same period in 1996. The increase was principally due to the recognition of approximately $560,000 of revenues relating to payments received from En K. Revenues were recognized under the Company's agreements with En K in late 1996 through June 1997. The Company also recognized revenues on the sale of set top boxes to its Israeli customer in 1997 approximating $120,000. Revenues for the same period in 1996 related to progress on the Company's two existing long-term interactive video contracts.

    Revenues from the CD-ROM segment were approximately $854,000 for the nine months ended September 30, 1997 as compared to approximately $1,244,000 for the same period in 1996. As discussed above, the decrease is due primarily to the Company's decision to focus on sales of its Mediator and CD Workware products rather than the VCD Manager and VCD Writer products.

    COSTS OF REVENUES. Costs of revenues for the nine months ended September 30, 1997 were approximately $1,689,000, or 105% of revenues, as compared to approximately $1,741,000, or 104% of revenues, for the same period in 1996. Higher labor costs in 1997 were offset by lower direct materials costs. The Company's negative gross margin was approximately $78,000 for nine months ended September 30, 1997 as compared to approximately $7,000 for the same period in 1996.

    Costs of revenues for the interactive video segment for the nine months ended September 30, 1997 were approximately $1,022,000, or 135% of revenues for such segment, as compared to approximately $882,000, or 180% of such revenues for the same period in 1996. The decrease in costs of revenues as a percentage of revenues was principally due to the recognition of revenues generated from the En K licensing agreements, which required no [materials] costs. Materials costs were approximately $90,000 for the nine months ended September 30, 1997 as compared to approximately $338,000 for the same period in 1996. In addition, any materials costs which were attributable to the Israeli or Korean project were accounted for as an offset to the reserve for estimated losses on the uncompleted contracts rather than being recognized as an expense during the nine months ended September 30, 1997. The decrease in materials costs between the two periods was offset by an increase in labor costs of approximately $390,000. The increase was due to an increase in engineering personnel for the nine months ended September 30, 1997. The interactive video segment had a negative gross margin of approximately $266,000 for the nine months ended September 30, 1997 as compared to approximately $392,000 for the same period in 1996.

    Costs of revenues for the CD-ROM segment for the nine months ended
September 30, 1997 were approximately $667,000, or 78% of revenues for such segment, as compared to approximately $859,000, or 69% of such revenues, for the same period in 1996. Materials costs for the nine months ended September 30, 1997 were $352,000 as compared to $558,000 for the same period in 1996, representing a decrease of $206,000. The decrease in materials costs resulted from the decrease in segment hardware revenues of $313,000 between the two periods. Direct labor costs remained consistent between the two periods. There were no material costs of revenues associated with software sales during either of the periods.

    The Company's gross margin for the CD-ROM segment was approximately $187,000 for the nine months ended September 30, 1997 as compared to approximately $386,000 for the same period in 1996.

    OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1997 were approximately $5,260,000 as compared to approximately $2,493,000 for the same period in 1996.

    Operating expenses for the interactive video segment were approximately $3,945,000 for the nine months ended September 30, 1997 as compared to approximately $1,953,000 for the same period in 1996. The increase was principally due to approximately $1,910,000 in non-cash compensation expense allocated to the interactive video segment related to the issuance of stock options during the nine month period ended September 30, 1997 at an exercise price below the initial public offering price of $7.50 per share. In addition, the interactive video segment incurred costs of approximately $291,000 in consulting fees, contract labor and recruiting fees [to obtain the necessary resources to continue to advance the Company in its technical endeavors], as compared to $64,000 for the same period in 1996. These increased expenses were partially offset by decreases in travel costs and sales and marketing expenses of approximately $137,000 between the two periods.

    Operating expenses for the CD-ROM segment were approximately $1,315,000 for the nine months ended September 30, 1997 as compared to approximately $540,000 for the same period in 1996. The increase was principally due to approximately $636,000 in non-cash compensation expenses allocated to the CD-ROM segment relating to the issuance of stock options during the nine months ended September 30, 1997 at an exercise price below the initial public offering price of $7.50 per share. The increase was also due in part to expenses incurred in hiring personnel and retaining consultants and contractors of approximately $97,000 for the nine months ended September 30, 1997 as compared to $21,000 of such expenses for the same period in 1996.

    NET LOSS. As a result of the factors discussed above, net loss for the nine months ended September 30, 1997 was approximately $6,177,000 as compared to $2,785,000 for the same period in 1996.

    Net loss for the interactive video segment was approximately $4,486,000 for the nine months ended September 30, 1997 as compared to approximately $2,482,000 for the same period in 1996. The increase was principally due to increased operating expenses.

    Net loss for the CD-ROM segment was approximately $1,219,000 for the nine months ended September 30, 1997 as compared with approximately $199,000 for the same period in 1996. The increased loss was due to higher operating expenses as well as a decrease in revenues in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception in January 1993 and through September 30, 1997 the Company had an accumulated deficit of approximately $11,974,100. The Company expects to continue to incur operating losses through at least the third quarter of 1998 as it continues to implement its plan to add staff and other resources and to increase its sales efforts. In addition, new products, including the T6000 digital set top box and the CTL 8500 server, will not be achieving any significant sales until at least such third quarter. There can be no assurance, however, as to the receipt or timing of revenues from operations.

    During the nine months ended September 30, 1997 and September 30, 1996, the Company satisfied its cash requirements principally from private sales of equity and debt securities and, to a lesser extent, from cash flows from operations.

    In June and July 1996, the Company consummated a private placement of units consisting of Common Stock, notes, and warrants (the "1996 Placement"). The net proceeds of approximately $5,404,300 from the 1996 Placement were used to pay overdue trade accounts payable, fund the Company's long-term projects, and fund the Company's working capital needs.

    In August 1997, the Company consummated a private placement (the "Bridge Financing") in which it issued units consisting in the aggregate of $2,000,000 principal amount of notes (the "Bridge Notes") and 320,000 warrants, each to purchase one share of Common Stock (the "Bridge Warrants") at an exercise price of $3.00 per share. The Company received net proceeds of approximately $1,736,500 from the Bridge Financing. The effective interest rate of the Bridge Notes was in excess of 300%, and the Company was required to recognize non-cash interest expense and loss on early extinguishment of debt of approximately $1,440,000 upon the repayment of the Bridge Notes upon consummation of the Company's initial public offering in November 1997. In addition, the Company was required to recognize non-cash expenses of approximately $469,000 consisting of the write-off of previously capitalized expenses incurred in connection with the Bridge Financing and the private placement consummated in 1996. In connection with the Bridge Financing, the Company repurchased 240,000 shares of Common Stock from a former officer and 80,000 shares of Common Stock from a director of the Company for aggregate consideration of $160,000 ($0.50 per share). Additionally, the Company entered into certain capital leases for various office equipment. The outstanding principal balance under capital lease obligations at September 30, 1997 amounted to approximately $25,000, all of which is guaranteed by a former officer and was extinguished using a portion of the net proceeds of the initial public offering.

    The Company had working capital of approximately $832,600 at September 30, 1997 compared with working capital of $2,105,100 at December 31, 1996, a decrease of approximately $1,272,500. Cash decreased by approximately $1,313,800 between the two periods, primarily as a result of the Company's net loss for the nine month period ended September 30, 1997.

    The Company had net cash used in operating activities of approximately $2,571,900 during the nine months ended September 30, 1997 as compared to approximately $2,214,700 for the same period in 1996. The use of cash during the nine-month period in 1997 is primarily the result of the Company's net loss of approximately $6,177,000, and adjustments for non-cash charges and changes in working capital components. The use of cash during the nine-month period ended September 30, 1996 was primarily the result of the Company's net loss of approximately $2,785,500 and changes in working capital components.

    The Company had net cash used in investing activities for each of the nine month periods ended September 30, 1997 and 1996 of approximately $215,000 for the purchase of fixed assets.

    The Company had net cash provided by financing activities in the nine months ended September 30, 1997 of approximately $1,474,900 as compared to approximately $5,089,600 for the same period in 1996. The Company also incurred $360,930 in debt offering costs related to the offering during the nine month period ended September 30, 1997.

    The Company's accounts receivable turnover ratio for the nine months ended September 30, 1997 was 1.34 as compared to 0.65 for the same period in 1996. The large decrease in the average receivable balance was due principally to collections during the nine-month period in 1996 on large accounts that had been outstanding at the end of 1995. The long-terms projects have retentions negotiated in the contracts that allow the customer to hold a percentage of the billings until completion. Due to the inability of the Company to complete those projects, the receivable turnover was adversely affected in both periods.

    The inventory turnover ratio for the nine months ended September 30, 1997 was 0.95 as compared to 1.62 for the same period in 1996. The nature of the Company's interactive video sales and production process requires that inventory be on hand for extended periods of time which adversly affected the inventory turnover ratio.

    The Company has no existing lines of credit or other financing arrangements with lending institutions.

    In November 1997, the Company consummated its initial public offering of 2,000,000 shares of common stock at a purchase price of $7.50 per share (the "IPO"). The company realized net proceeds of approximately $12,648,800 from the IPO, of which approximately $5,446,000 was used to repay the principal amount of the 1996 Notes and the Bridge Notes, together with accrued interest thereon. The Company believes that the net proceeds of the Offering, together with funds generated from operations, will be sufficient to satisfy
its operating and capital requirements for the next 18 months.   Such belief
is based upon certain assumptions, and there can be no assurance that such assumptions are correct. The Company may be required to raise substantial additional capital in the future in order to carry out its business plan. In addition, contingencies may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements. There can be no assurance that the Company will be able to obtain any such required additional capital on a timely basis, on favorable terms, or at all.

                             PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On July 15, 1997, the Company, through Hampshire Securities Corporation, acting as placement agent, commenced the offer of 20 units of its securities, each consisting of one 10% Note in the principal amount of $100,000 and one four-year Warrant to purchase 16,000 shares of common stock at an exercise price equal to $3.00 per share, at $100,000 per unit ($2,000,000 total) solely to accredited investors. At the closing of such offering on August 8, 1997, Hampshire Securities Corporation received, for its services, a placement fee of 10% of the gross proceeds from the sale of such securities and reimbursement of certain other expenses.

         On July 15, 1997, an option to purchase 200 shares of common stock was granted to an employee of the Company, pursuant to the Company's 1995 Stock Option Plan.

         On July 18, 1997, in connection with his employment agreement, Kenneth D. Van Meter, the Company's President and Chief Executive Officer, was granted an option to purchase 230,000 shares of common stock.

         On July 27, 1997, an option to purchase 20,000 shares of common stock was granted to an officer of the Company.

         On August 1, 1997, in connection with his employment agreement, Kenneth D. Van Meter purchased, for nominal consideration, 15,000 shares of common stock.

         On August 6, 1997, pursuant to stockholder approval, the Company effected a one-for-two-and-one-half reverse stock split of its common stock. The foregoing numbers of shares give effect to such stock split.

         On August 13, 1997, the Company filed a Registration Statement on Form SB-2 (Registration No. 333-33509 (the "Registration Statement")) registering the sale in the Company's initial public offering of up to 2,300,000 shares of its common stock, par value $0.001 per share (the "Common Stock") with an aggregate offering price of $17,250,000; 200,000 underwriter's warrants, each to purchase one share of Common Stock (the "Warrants"), with an aggregate offering price of $200; and 200,000 shares of Common Stock underlying the Warrants, with an aggregate offering price of $1,800,000. The Registration Statement was declared effective on November 4, 1997.
         On November 7, 1997, the Company consummated its initial public offering and sold, through Hampshire Securities Corporation, acting as underwriter, 2,000,000 shares of Common Stock at $7.50 for an aggregate purchase price of $15,000,000. The Company also issued 168,000 Warrants to Hampshire at $0.001 each for an aggregate purchase price of $168.

         In connection with such offering, the Company incurred $1,162,500 for underwriting discounts and commissions, $450,000 of expenses paid to or for the underwriter, and $738,735 of other expenses for total expenses of $2,351,235. None of such expenses represented direct or indirect payments to directors, officers or persons owning ten percent or more of any class of equity securities of the issuer or to any affiliate of the issuer.

         From November 4, 1997, the effective date of the Registration Statement, through September 30, 1997, the Company did not receive any of the proceeds of the initial public offering. From such effective date through December 18, 1997, approximately $5,450,000 of the net proceeds of such offering was applied to repay indebtedness, $40,000 was applied to payments under a termination agreement with a former officer, $25,000 was applied to the payment of additional enigneering personnel, $252,000 was applied to directors' and officers' liability insurance and $1,055,000 was applied to working capital. Approximately $65,000 of such working capital represented payroll for officers of the Company. The balance of the net proceeds have been temporarily invested in a commercial bank investment account; however, it is anticipated that a portion of such funds will be invested in short-term instruments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 6, 1997, the Company held a special meeting of the stockholders of the Company for the consideration of (i) the Company's proposal to reincorporate in the State of Delaware, (ii) an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to include 3,000,000 of "blank check" preferred stock, (iii) an amendment to the Company's Certificate of Incorporation to effectuate a one-for-two-and-one-half reverse stock split of the Company's common stock, (iv) the adoption of the Company's 1997 Stock Option Plan, and (v) the purchase by the Company of an aggregate of 320,000 shares of common stock from a former officer and director and a current director, each of whom was a principal stockholder, for $0.50 per share.

         All of the shares present in person or by proxy and entitled to vote at the meeting, consisting of 3,958,300 shares of common stock, 927,607 shares of Series A Preferred Stock and 388,291 shares of Series B Preferred Stock were voted in favor of proposals (i), (iii) and (iv) above. All of such shares of common stock, 766,843 shares of Series B Preferred Stock and 308,995 shares of Series A Preferred Stock were voted in favor of proposal (ii) above, and no shares were voted against such proposal. Proposal (v) received the unanimous vote of all such shares of Series A Preferred Stock and Series B Preferred Stock present and entitled to vote at the meeting. The foregoing numbers of shares of common stock do not give effect to the Company's reverse stock split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 11   Statement re: Computation of Per Share Earnings

              Exhibit 27   Financial Data Schedule

                                      SIGNATURE



    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 1997




                        CELERITY SYSTEMS, INC.
                             (Registrant)


                        By: /s/ Kenneth D. Van Meter
                            -------------------------------------
                            Kenneth D. Van Meter
                            President and Chief Executive Officer
                              and Chairman of the Board
                            (Principal Executive Officer)


                        By: /s/ Thomas E. Welch
                            -------------------------------------
                            Thomas E. Welch
                            Controller
                            (Principal Financial Officer)