Form 10QSB/A
period 1997-09-30
CELERITY SYSTEMS INC
filed 1998-02-18
CIK 1006459

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                 AMENDMENT NO. 1 ON
                                    FORM 10-QSB/A
(Mark One)

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

The Registrant hereby amends Part I, Item 1 (Financial Statements) to amend the line amount for the nine months ended September 30, 1997 in the item captioned "Accrued Expenses" contained in the Condensed Statements of Cash Flows.

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
                                             =========           ==========       =========        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                           CELERITY SYSTEMS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     1996                1997
                                                                     ----                ----
                                                                            (unaudited)
Net cash flows from operating activities:
  Net loss                                                        $(2,785,476)        $(6,177,014)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
       Depreciation and amortization                                  180,024             363,733
       Compensation expense for issuance of stock options                -              2,544,775
       Accretion of interest on notes payable                            -                240,000
       Provision for doubtful accounts receivable                      70,831              12,068
       Changes in current assets and liabilities:
            Accounts receivable                                     2,937,599             117,958
            Prepaid expenses                                             -                (25,178)
            Inventory                                              (1,150,364)             89,454
            Costs in excess of billings on uncompleted
              contracts                                                (1,492)            187,749
            Accounts payable                                       (1,491,004)            821,012
            Accrued expenses                                           (9,912)            (45,487)
            Deferred revenue                                             -               (359,970)
            Interest payable                                          145,098             258,333
            Allowance for estimated losses on uncompleted
                  Contracts                                          (110,015)           (578,265)
            Billings in excess of costs and earnings on
              uncompleted contracts, net                                 -                (21,086)
                                                                 ------------        ------------
                 Net cash used in
                   operating activities                            (2,214,711)         (2,571,918)
                                                                 ------------        ------------

Cash flows from investing activities:
  Purchases of property and equipment                                (215,967)           (216,826)
  Change in other assets                                                   25               -
                                                                 ------------        ------------

                 Net cash used in investing activities               (215,942)           (216,826)
                                                                 ------------        ------------

Cash flows from financing activities:
  Proceeds from notes payable and warrants                          3,000,000           2,000,000
  Principal payments on long-term debt, notes payable
    and capital leases                                               (104,841)             (5,636)
  Proceeds from issuance of common stock                            2,533,365               1,478
  Repurchase of common stock                                             -               (160,000)
  Debt offering costs                                                (338,910)           (360,930)
                                                                 ------------        ------------

                 Net cash provided by
                   financing activities                             5,089,614           1,474,912
                                                                 ------------        ------------

Net increase (decrease) in cash and cash equivalents                2,658,961          (1,313,832)

Cash and cash equivalents, beginning of period                        485,775           2,344,666
                                                                 ------------        ------------

Cash and cash equivalents, end of period                           $3,144,736          $1,030,834
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

Dated: February 18, 1998




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