Form 10KSB
period 1997-12-31
CELERITY SYSTEMS INC
filed 1998-03-31
CIK 1006459

                      U.S. SECURITIES AND EXCHANGE COMMISSION     DRAFT 3/26/98

                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB
(Mark one)
/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended DECEMBER 31, 1997
                               -----------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _______________

                             COMMISSION FILE NO. 0-23279
                                                 -------

                                 CELERITY SYSTEMS, INC.
               -------------------------------------------------------
                    (Name of small business issuer in its charter)



          DELAWARE                                52-2050585
---------------------------------       ---------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     CELERITY SYSTEMS, INC.
1400 CENTERPOINT BOULEVARD
     KNOXVILLE, TENNESSEE                              37932
--------------------------------        ---------------------------------
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number (423) 539-5300
                          --------------

Securities registered under Section 12(b) of the Exchange Act:



------------------------------     -----------------------------------------
     Title of each Class           Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                       COMMON STOCK, PAR VALUE $.001 PER SHARE
                       ---------------------------------------
                                   (Title of Class)

                       ---------------------------------------
                                   (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   X
                                                                       ------
No
   ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [     ]

     State issuer's revenues for its most recent fiscal year.    $3,728,262
                                                             -----------------
     Aggregate market value of voting stock held by non-affiliates of registrant as of February 28, 1998: $11,596,939.

     Shares of Common Stock outstanding as of March 30, 1998: 4,130,369


                         DOCUMENTS INCORPORATED BY REFERENCE


                                    Not applicable


Transitional Small Business Disclosure Format (check one): Yes       ; No   X
                                                               ------    -------

     UNLESS OTHERWISE INDICATED, THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB GIVES EFFECT TO THE ONE-FOR-TWO-AND-ONE-HALF REVERSE STOCK SPLIT OF THE COMPANY'S COMMON STOCK, PAR VALUE $0.001 PER SHARE (THE "COMMON STOCK") EFFECTED IN AUGUST 1997. ALL REFERENCES TO "CELERITY" OR THE "COMPANY" CONTAINED IN THIS ANNUAL REPORT REFER TO THE COMPANY AND ITS PREDECESSOR, CELERITY SYSTEMS, INC., A TENNESSEE CORPORATION.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. SEE "DESCRIPTION OF BUSINESS--RISK FACTORS--CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS."

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL


     Celerity Systems, Inc. ("Celerity" or the "Company") was incorporated in Tennessee in 1993 and was reincorporated in Delaware in August 1997. The Company designs, develops, integrates, installs, operates, and supports interactive video services hardware and software. In the interactive video services area, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market niches. The Company has installed 14 digital video servers in four countries (China, Korea, Israel, and Taiwan), on each of the four major types of networks accommodating interactive video services. The Company believes that its demonstrated ability to deploy and operate interactive video systems over each of these four major network types is a significant competitive advantage.

RECENT DEVELOPMENT

     The Company has also developed and marketed CD-ROM software products for business applications. In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company has reduced its personnel in the CD-ROM segment from approximately 13 employees to fewer than five. The Company is not actively marketing its CD-ROM products, nor is it developing any new CD-ROM products, product upgrades or features. The Company is continuing to maintain existing customer relationships by providing technical support and filling sales orders. The Company intends to sell or wind down its CD-ROM business. There can be no assurance that the Company will realize any proceeds from the disposition of such business. See Note 16 of the "Notes to Financial Statements."

INTERACTIVE VIDEO SEGMENT

INDUSTRY OVERVIEW

     LINEAR TELEVISION AND VCR TECHNOLOGY. Until about 25 years ago, audio-visual home entertainment choices were primarily limited to linear content (i.e., content that plays in a pre-programmed sequence and which cannot be controlled by the viewer). In the 1970s, the growing popularity of videocassette recorders (VCRs) and videocassette tapes provided new choices to home viewing audiences. VCR and videocassette technology provides viewers with the ability to view content on demand and to manage content through the use of pause, resume, fast-forward, rewind, and other features. VCR use, however, entails the inconvenience of leaving the home to purchase or rent videocassettes or choosing from among the often limited content available for recording on television. Many video stores have only a limited selection of titles, particularly in areas such as educational content and games, and the most sought after titles are frequently unavailable. The proliferation of cable television, satellite television, pay-per-view, and similar technologies has improved linear television choices, but these technologies do not offer the ability to select content to be viewed on demand, rather than on a scheduled basis.

     TELECOMMUNICATIONS COMPANIES AND BROADBAND INTERACTIVE SERVICES. In the early 1990s, large telephone and cable companies and other interested parties, such as television and motion picture studios, began to experiment with the idea of providing broadband interactive services. Broadband services are those which run over high capacity networks such as asynchronous digital subscriber lines
(ADSL), high-speed data lines (T1 and E1), hybrid fiber coaxial (HFC) lines, and fiber to the curb (FTTC) fiber optic lines. These high-capacity networks, made possible by breakthroughs in the ability to convert information from analog to digital form and by improved data compression technologies, have the ability to deliver vast quantities of data into the home. Broadband networks also have the capacity to provide for interactivity between the home and the content providers. Industry sources anticipate that, if broadband networks become widely deployed, they will usher in a new age of information technology due to the potential quantity and robustness of content, and the speed, ease of use, and interactivity of these networks.

     Following changes in the regulation of the telecommunications industry in 1992, it was anticipated that the large domestic telephone and cable companies, and their counterparts abroad, would seek to deploy broadband networks and interactive services in communities on a widespread basis. The Regional Bell Operating Companies (RBOCs), for example, successfully sought relief in the courts to be permitted to become not only network providers for such services, but content providers as well. Further regulatory changes in 1995 and 1996 reduced the potential cost of deploying broadband networks. A number of interactive video trials were run by U.S. companies such as Time Warner, Tele-Communications, Inc. ("TCI"), GTE, Bell Atlantic Corporation, and BellSouth Corporation, which demonstrated that the technology did work, although in varying degrees. International telecommunications companies, including Telecom Italia, Korea Telecom, Hong Kong Telecom, Deutsche Telekom, and British Telecom, demonstrated similar results abroad. These trials were generally costly, in part because they were characterized by "trial approaches," including development and testing of prototype versions of equipment and alpha and beta versions of newly developed software, and experiments in pricing, content, menus, navigation and methodologies. Further, these trials occurred during a period of rapid technological change and improvement, and evolving standards. For example, ADSL equipment, which now typically costs a few hundred dollars per home, typically cost a few thousand dollars per home in 1992.

     In 1996 and 1997, activity in the broadband services area has been significantly reduced, and some companies, such as Bell Atlantic and TCI, have announced reductions or delays in their deployment plans. Reasons given for such reduction or delays include a change of focus toward local and long distance competition, the high cost of deploying large broadband networks, business reorganizations, delays pending the introduction of lower cost, more functional or industry standard technology, and reduced competitive threats from within the industry.

     NARROWBAND INTERACTIVE SERVICES. Beginning in the 1980s, the proliferation of home computers and the development of the Internet and Internet service providers, such as America Online, Prodigy, and CompuServe, has allowed millions of people to access interactive content and services over telephone lines. Internet content has become increasingly rich, robust, and interesting. Industry sources estimate that United States consumers spent more than $620 million for Internet access in 1996 and project that such expenditures will grow to more than $15 billion in 2001 and that the number of Internet households will grow from an estimated 23.4 million in 1996 to 66.6 million by 2000. The Internet has begun to condition consumers, and younger consumers in particular, to obtaining information, experiencing content, playing games, and shopping in an interactive fashion. However, telephony-based services such as the Internet, which are generically referred to as narrowband services, have constraints on the quantity of information that can be delivered and are currently unable to download large files, such as full-length videos, at a satisfactory quality or speed. Computers tend to be relatively expensive, compared to television sets, and computer monitors and display technologies are not optimized for viewing video content. Furthermore, although most people are comfortable with television as a medium, many people, especially older consumers, lack experience with computers and may be uncomfortable with, or are averse to, computer technology.

     Different companies have employed different strategies to address the shortcomings of narrowband networks in the absence of generally available broadband networks. For example, WebTV (recently purchased by Microsoft) has begun offering enhanced graphics and other features over narrowband networks, with a television, rather than a PC, interface. In order to address the need for higher-speed services, the cable industry has begun deploying cable modems, and the telephone industry has begun deploying ADSL equipment, for high-speed data access, so that the narrowband services can run at the highest possible speed on metallic telephone or cable lines. For example, @Home Network is deploying as a high speed internet service provider (ISP) on several cable companies' networks.

     The Company believes that, despite these and other initiatives, narrowband networks are unlikely to achieve the combination of technological accessibility and speed, security, and robustness of transmission characteristic of broadband systems. The public access methodology of the Internet and other narrowband networks, coupled with off-the-shelf modems, make security, both for privacy of communications and secure commercial transactions, difficult to achieve. The hardware and software of interactive broadband systems and the architecture of such networks creates a more secure environment for such transactions. In addition, although better software, compression methods, and other tools have enabled improvements in narrowband services, the physical constraints of narrowband networks are substantial, compared to those of broadband networks. Many narrowband lines, especially older lines in cities (a preferred market segment) cannot run at 56 kilobits per second (kbps), the highest widely-available PC modem rates. This rate does not compare to the 1.5 Megabits to 25 Megabits per second rates provided via broadband networks.

     THE COMPANY'S BROADBAND INTERACTIVE VIDEO SERVICES. The Company believes that the increase in linear viewing alternatives such as Direct Broadcast Satellite (DBS) have increased consumer demand for more content choices and that the development of the Internet has increased consumer interest in interactive content generally. The Company believes that the inherent limitations of the Internet and other narrowband networks, as compared with broadband networks, create a market opportunity for a broadband technology, such as the Company's, that offers superior speed and robustness, combined with a "user-friendly," television-based technology. See "User Experience." In addition, the lack of major deployments by the RBOCs and other major U.S. telecommunications companies in the broadband network market has, the Company believes, kept many large companies from actively pursuing plans to supply hardware and software for broadband networks, thus enhancing the niche market opportunities for the Company. Even if major domestic telecommunications companies were to currently undertake such initiatives, it would take a substantial number of years and a massive capital commitment to deploy large-scale broadband networks. The Company also believes that advances in servers, set top boxes, and network equipment enable operators of small-scale broadband networks to now offer interactive video services to their subscribers at attractive prices. See "Potential Markets--Marketing Strategy."

BASIC INTERACTIVE SERVICES CONFIGURATION

     An interactive video services network system typically includes the following components: (i) network equipment, including high speed lines and switches, for transmission of content; (ii) digital set top boxes, which receive the content and transmit subscriber requests; (iii) digital video servers, which store the content and control its transmission over the network; (iv) content preparation equipment, which prepares content for transmission over the network; and (v) software which runs user applications, and business support applications, such as subscriber billing. See "Products."

     NETWORK EQUIPMENT

     High-speed lines (ADSL, T1/E1, HFC, FTTC) connect the network service provider's central office or head end to subscribers' homes. High-speed network switching equipment connects subscribers to content furnished by video information providers (VIPs), either locally or internationally. There are a large number of providers of this network equipment, including CF Alcatel, BroadBand Technologies, Incorporated, Ericsson, ViaGate Technologies, ("ViaGate"), Lucent Technologies, Scientific-Atlanta, Inc., and Siemens Communications.

     DIGITAL SET TOP BOXES

     In each subscriber's home, one or more digital set top boxes and remote control devices are associated with each television set or personal computer that receives the interactive video programming. Digital set top boxes feature high-speed processors, RAM memory, high- and low-speed output ports and other computer components.

     DIGITAL VIDEO SERVERS

     The digital video server is a high-speed computer to which a subscriber is connected via the network. The basic functions of a digital video server are to cost-effectively (i) store and rapidly retrieve and transmit large amounts of content, (ii) provide a large number of input/output ports so that subscribers can access the system quickly and easily retrieve information, (iii) function with an operating software system to manage user applications, and (iv) provide business support systems capability to accumulate and provide data for services such as billing, customer service, and content management.

     CONTENT PREPARATION EQUIPMENT

     In order to store content in a digital server, send it over a broadband network, and interpret the content through a digital set top box, the content must be encoded (or converted from analog to digital format) and compressed. Compression standards, primarily Motion Pictures Experts Group 1 and 2 (MPEG 1 and MPEG 2), have been adopted for the preparation and storage of this content.

     APPLICATIONS AND BUSINESS SUPPORT SOFTWARE

     Operators of interactive video systems require two kinds of software in addition to the operating system software for servers and set top boxes. Interactive applications software is designed to offer services, such as shopping, travel, banking, education, medicine, video-on-demand, karaoke, and digital music. Business support system (BSS) software includes applications such as customer service, billing, telemarketing, content management, content provider management, workforce management, and similar functions. Applications and BSS software are available from a number of companies, including Arrowsmith, EDS, IMAKE, Informix, and Strategic Group, and the Company anticipates that the availability of applications software, in particular, will increase as broadband networks proliferate.

PRODUCTS

     The Company's products for the interactive video services market consist of products that the Company develops and manufactures and products manufactured by others that the Company resells and integrates into its systems.

     PRODUCTS MANUFACTURED BY THE COMPANY

     VIDEO SERVERS. The Company manufactures three different digital video servers: (i) a server designed to be used with networks utilizing metallic lines, such as ADSL, E1 and T1, which is currently deployed in Korea and Israel; (ii) an asynchronous transfer mode (ATM) based server designed to be used for FTTC and HFC networks, which is currently deployed in Taiwan and China; and (iii) a scaled down ATM-based server used for trials, focus groups, and similar uses. The Company is also developing an analog baseband output digital server, designed to be used with cable pay-per-view and analog hospitality systems.

The ATM-based servers include improvements in cost per stream, capacity, and operating speed over previous models and is designed to simplify connections to current networks and provide valuable new features, including variable bit rate, data stream grooming, data flow improvement, and higher bandwidth. The servers are all scalable, enabling them to be used in small to large-scale deployments. For large-scale deployments, the servers can be deployed in nodes which can include one or more servers.

     The Company has developed its own digital server operating system, known as Multimedia Interactive eXchange (MIX). MIX is a compact, fully-featured comprehensive proprietary operating system that interfaces with standard software and manages all aspects of the digital server's operations. MIX interfaces easily with industry standard billing systems and other business support systems. MIX software is capable of operating on other companies' servers, and the Company may license MIX to third parties if the opportunity arises and if the Company determines that it would be strategically advantageous. The Company has also developed middleware called NAV RT, which simplifies the creation of basic applications and menus for interactive video services. As a customer inducement, the Company, unlike many of its competitors, includes the server license for MIX and NAV RT at no additional charge with each digital video server sold. The Company's servers also work effectively with other modern applications software, such as HTML and Java.

     DIGITAL SET TOP BOXES. The Company manufactures trial quantities of digital set top boxes, which it sold to Bezeq Telecom ("Bezeq") for use in Israel. The Company is also developing a set top box for use with the Company's ATM-based servers, which is designed to be manufactured in small quantities by the Company and in large quantities by a third party. The Company expects to continue to design and develop set top boxes, which may be manufactured by the Company in trial quantities or manufactured by volume set top box manufacturers under license from, or contractors of, the Company. The Company's set top boxes are designed to operate efficiently on the Company's proprietary systems or on systems utilizing DAVID, a set of widely-used operating system protocols for digital set top boxes. The Company's set top boxes also operate with the QNX operating system software. Features include a serial output port for peripherals and a graphics support package. More advanced designs under development include Universal Serial Bus (a new hardware feature which allows computer and set top boxes to connect with a variety of peripheral devices), three dimensional graphics display, and a faster processor. The Company also believes that certain features of its current set top box architecture may have potential value for applications such as energy management and home security monitoring.

     PRODUCTS MANUFACTURED AND DEVELOPED BY OTHERS

     Certain of the products manufactured and developed by others described below are or maybe provided by the Company to its customers pursuant to strategic alliances. See "Strategic Alliances."

     NETWORK EQUIPMENT. The Company has an informal strategic arrangement with ViaGate to sell network equipment as part of overall bids for end-to-end interactive video systems. The Company intends to enter into similar arrangements with other network equipment companies. The Company also has a preferred technology arrangement with Fore Systems, Inc. ("Fore Systems"), a leading manufacturer of ATM switches, which has enabled the Company to utilize Fore System's technology and to incorporate Fore Systems switches with the Company's ATM-based servers, such as those deployed in China and Taiwan. The Company believes that this arrangement has the potential to provide additional joint marketing opportunities.

     DIGITAL SET TOP BOXES. Although the Company manufactures small quantities of digital set top boxes, the Company is seeking to enter into joint marketing arrangements with high volume manufacturers of digital set top boxes, pursuant to which the Company would sell these set top boxes as a distributor or on an original equipment manufacturer basis.

     OTHER EQUIPMENT. Interactive video services systems also utilize components such as digital encoders, digital production studio equipment, digital production software, and other equipment. The

Company has entered into certain arrangements with respect to the resale by the Company of digital encoders and digital production studio equipment and is seeking to enter into additional arrangements with sellers of these kinds of equipment, with a view toward enabling the Company to offer a complete end-to-end system to potential customers on a fully integrated basis.

     OTHER SOFTWARE. The Company provides a basic video-on-demand application at no cost as part of its server software; however, most system operators will require a suite of applications upon installation of the system, with the potential for adding additional applications in the future. The Company has entered into certain arrangements to provide interactive video applications software and is seeking to enter into additional arrangements to provide interactive video applications software and business support systems software to the Company's customers.

SERVICES

     Celerity plans to act as an overall systems integrator for interactive video projects, which may entail integrating the end-to-end system in Celerity's facility prior to shipment, on-site integration, or both. The scope of work required for integration will vary widely, depending upon project size and other variables. Celerity also offers a number of additional services, including classroom training, documentation, and maintenance.

USER EXPERIENCE

     Current subscribers to interactive video services enjoy a broad range of new content and applications. Korea Telecom subscribers utilizing the Company's technology are able to obtain movies and other video content, karaoke and digital music, educational services, and medical information on demand. Content available "on demand" is stored on a server and may be viewed by any subscriber at any time chosen by the subscriber through the use of a navigation/menu system.

     The Company anticipates that applications will become more robust and exciting in the future as new content, applications, and enhanced technical capabilities become available. For example, travel reservations and information could be a possible application of interactive video services. A subscriber equipped with an ordinary television set, a digital set top box and a hand-held remote control could select a travel company, which would be a VIP on the system, from an on-screen menu. A typical application might show major geographic areas, such as Asia, Europe, the United States, and the Caribbean. A subscriber choosing Europe, for example, would be provided with a further choice among European countries. Upon choosing a country, e.g., Spain, a subscriber could be presented a choice among video, graphic, and data content relating to that country, such as general interest videos and information relating to packaged tours, airline options, and hotels. Similar applications are currently available on narrowband services, such as the Internet; however, broadband applications such as the Company's products can accommodate lengthy videos and robust graphics, including three-dimensional graphics, which cannot currently be as efficiently downloaded or viewed via a narrowband network. The Company believes that broadband networks could, in the future, also include applications with an electronic data interchange
(EDI) back end, which would allow the subscriber to ascertain the availability of and confirm reservations for different products and services such as hotel or car rental or airline tickets on a near real-time basis.

     Customers would typically be billed a monthly fee for access to the interactive services, a rental fee for the set top box, and additional fees for the content and applications accessed, although it is anticipated that certain VIPs would provide applications without a separate charge as a means of increasing sales of products or services.

POTENTIAL MARKETS

     The markets for interactive video systems may be categorized as public or private networks. Public networks, such as those of telephone or cable companies or utilities, are potentially available to all consumers within a given geographical market. Private networks are those offered in a more limited area, such as a hotel, hospital, college campus, or business complex.

     MARKETING STRATEGY

     The Company's marketing strategy is to seek customers in each of the potential emerging markets, to encourage leading companies and organizations to adopt its technology, and to position itself as a leading provider of interactive video services within niche markets. The Company believes that it is important to achieve market penetration at an early stage in the development of particular niche markets in order to compete successfully in those markets. The Company is marketing itself based on its demonstrated ability to install digital video systems on each of the major network types and its potential to provide end-to-end interactive video solutions. See "Deployments" and "Strategic Alliances." In addition, the scalability of the Company's servers provides flexibility in deploying interactive video services systems varying in size from systems designed to serve five simultaneous users to those capable of serving many thousands of users in a variety of markets on a cost-effective basis. The Company believes that this scalability will be an attractive feature to potential customers. The Company believes that its diversified marketing approach provides the Company with flexibility in targeting emerging markets, enabling it to recognize market opportunities and adapt to perceived changes in marketing priorities. The Company has limited sales and marketing experience and there can be no assurance that it will be successful in implementing its marketing plans. See "Risk Factors--Limited Marketing and Sales Experience."

     PUBLIC NETWORKS

     Potential market opportunities for the Company in public networks are: foreign telephone and cable companies, domestic electric and gas utilities, domestic cable companies, and domestic telephone companies.

     FOREIGN TELEPHONE AND CABLE COMPANIES. The Company's current customers are all foreign telephone or cable companies. Foreign companies have been more active in deploying interactive video services than domestic U.S. companies. The Company believes that, in part, this is because, in many countries, the telephone company is owned or supported directly by the government, which may see the addition of such services, especially public-interest services, such as education and health-oriented services, as being beneficial to its citizens. Because of a lack of name recognition and because the Company has lacked its own direct sales force, the Company has been limited to responding to customer bids and has made only limited sales in this market, which is large and rapidly growing. Potential markets are emerging in Europe, Latin America, Canada, and Africa, in addition to existing and emerging markets in Asia. See "Deployments."

     DOMESTIC ELECTRIC AND GAS UTILITIES. Domestic electric and gas utilities are now being deregulated and are subject to intense competitive pressures and the need to find new sources of revenue. Many electric and gas utilities have installed or are considering installing fiber optic lines in communities for remote meter-reading and equipment monitoring purposes. These lines could be used to provide a full menu of video services. Electric and gas utilities are not currently regulated in the same manner as cable and telephone companies, typically have long standing relationships with subscribers, and often have pole and buried cable rights-of-way which could give them a competitive advantage over other potential entrants into the interactive video services market. Electric utilities may also see the provision of additional services as a means of protecting key customers, such as hospitals, from incursion by other electric utilities outside their operating territory that can now sell to these customers under the operating principles of the North American

Power Grid System. A number of electric utilities in the United States and in Canada have expressed an interest in such deployments.

     DOMESTIC TELEPHONE COMPANIES.   There are more than 1,300 independent
domestic telephone companies. Major independent local telephone companies include Sprint Corp., Buena Vista Tel, Southern New England Telephone, and Cincinnati Bell Inc. The Company believes that the size of local telephone company networks is well suited to the Company's scalable, cost-efficient technology solutions. Many of these local telephone companies, as well as long-distance carriers that are installing local telephone networks, have installed or are planning to install modern fiber optic networks and may be seeking new revenue opportunities to offset the costs of installation. The Company also believes that many independent telephone companies may have more flexible management styles than the larger telecommunication companies, and may be quicker to commit to strategic decisions, such as providing interactive video services to their customers. The Company is not targeting the large local telephone companies (GTE and the RBOCs), since it believes that, if these companies choose to enter the interactive video services market, they will likely pursue these markets independently or through joint ventures (such as Tele-TV and Americast).

     DOMESTIC CABLE COMPANIES. The Company believes that an opportunity exists for the smaller, well-funded cable companies, such as Cox Enterprises Inc., to begin implementing interactive TV as they upgrade their networks from coaxial cable to HFC, which is often the solution of choice for cable companies that wish to improve the quality of their service and add additional channels. With the entrance of competitors such as DBS, cable companies are upgrading to HFC to provide a competitive number of channels at a higher quality. An HFC network readily supports interactive video services, and these services would represent an additional revenue opportunity for these cable companies and help offset a portion of the upgrade costs. The Company is also targeting the domestic cable market by developing a digital server that has an analog baseband output digital server which converts digital signals to analog signals for transmission over coaxial cable and reception through an analog set top box. This server, which is expected to be introduced within the next six months, is designed to replace the current VCR-based system as a pay-per-view source for cable companies and for the analog hospitality market. The Company is not currently targeting major domestic cable companies. Some of these companies, for example, TCI, expressed an interest in the interactive video services market initially, but have not begun widespread deployment, possibly due to the cost of converting large, diverse cable systems, such as TCI's hundreds of cable systems, from the current metal coaxial lines to HFC lines.

          PRIVATE NETWORKS

     Many hotels and resorts, colleges and universities, large apartment and condominium complexes and businesses have installed or are considering installing private networks, utilizing ADSL, HFC, or FTTC. Private networks are limited in geographic size and scope, but could potentially offer a range of interactive video and data services to their customers, generally on a for-profit basis. Private networks have the significant advantage of relatively rapid and low-priced deployment, as compared with large-scale public networks, and they are well-suited to the Company's scalable technology solutions.

     ANALOG HOSPITALITY. Many hotels, motels, and resorts have already installed pay-per-view video or television systems. These systems generally consist of small local area networks with video stored on a number of VCR players connected to a control system. There are a number of problems with these VCR-based solutions: (i) the VCR equipment breaks frequently and repairs generally require a site visit; (ii) the content is stored on conventional cassette tapes, which are vulnerable to illegal copying and which results in certain first run movies being released by studios to hotels substantially later than their theatrical release; (iii) the capacity of the system is limited;
(iv) video quality is sometimes poor, especially after a tape has been played a number of times, since these systems are often not cleaned or serviced on a regular basis; and (v) video choices are limited, due to the size, complexity, and cost of the VCR decks and controllers. The Company is developing and expects to introduce within the next six months a new digital server that has an analog baseband output, which is designed for this market and the cable pay-per-view market. See "Public Networks Domestic Cable Companies." This system is designed to be relatively inexpensive and to store video content as digital files in the server, potentially providing higher quality video, a greater selection, lower cost, fewer security problems and easier maintenance compared to existing pay-per-view systems. In addition, much of the maintenance could be performed remotely from a centralized site. Content could be loaded using computer tape (which is highly resistant to piracy) at the hotel, or could be downloaded from a central location over telephone lines or an inexpensive satellite downlink. This system is designed to be compatible with the existing analog equipment, including inexpensive analog set top boxes, but might also provide a logical migration path to digital services in the future.

     DIGITAL HOSPITALITY. Some hotels, motels, and resorts are already considering upgrading to a full digital interactive services solution. For example, the Company is a finalist in the bidding for a digital hospitality project in Kuala Lumpur, Malaysia. The Company anticipates that certain upscale hospitality properties, in particular, will install digital systems during construction or thereafter upgrade to digital systems. These digital systems have the potential to offer on-demand video programming, games, gaming, shopping, health, education, and other services, in addition to high quality digital pay-per-view programming.

     COLLEGES AND UNIVERSITIES. Many colleges, including the University of Maryland, Rutgers, and George Mason University, have begun installing modern, high-speed networks, usually FTTC, on their campuses. Interactive video services provide an opportunity to add entertainment, educational, and information services to these networks both as a source of revenue to help defray the cost of network installation and for educational purposes. For example, popular courses could be stored on a server for viewing by large audiences on a fully-interactive basis, with the potential for interactive test-taking and homework submissions. Such a system could also aid ill or physically handicapped students, those who work part-time, and absentees.

     MULTIPLE DWELLING UNITS (MDUS). Many large apartment complexes, condominiums, neighborhoods, and other groups of homes, termed Multiple Dwelling Units or MDUs, are now installing modern HFC, FTTC, or ADSL systems either during construction or as an upgrade in order to attract or retain tenants or as a source of revenue. The Company believes that certain types of MDUs, such as retirement communities, represent particularly attractive potential markets, since these networks might offer shopping, education, interactive health, and entertainment services to the elderly or consumers who have limited mobility.

     DIGITAL HOSPITALS. Many domestic and foreign hospitals are already wired with state-of-the-art, high-speed digital networks (usually FTTC) which would be suitable for interactive video services systems, although it is currently unclear who would fund these systems. The Company is aware of several projects in which health care providers, such as pharmaceutical companies, have expressed a willingness to underwrite some or all of the cost of content shown on these systems in return for strategic positioning of advertising. The Company's digital server and operating system technology could potentially accommodate an architecture designed to allow patients to view advertisements targeted to their condition, which could be attractive to advertisers. Another potential source of funding is electric power utilities, which value hospitals as high-demand consumers of electric power. A few power companies have expressed preliminary interest in the idea of installing the Company's interactive video system in a mid-sized or large hospital as part of a multi-year power contract. Another potential source of funding for these systems is the hospitals themselves. Interactive video systems may be password- and ID-protected, so that the user is individually identified within the system. The Company believes that systems could be designed to show patients targeted videos containing medical information or instructions which they would then electronically "sign" prior to being allowed to view entertainment services. Such a system could be attractive to hospitals as a means of patient education and to ensure that patients (or staff) have read and understood instructions and other information, such as liability warnings.

     BUSINESS CAMPUSES. The Company believes that broadband digital networks represent a logical extension of intranets. Business applications, such as training, data management, communications and public relations, could potentially be accommodated on broadband digital networks. The availability of such networks in a corporate campus could also be employed to attract companies to a particular business complex. The Company believes that a relatively inexpensive PC plug-in board could be used instead of a set top box to connect PCS to a broadband network, while television sets and set top boxes could be used in appropriate settings, such as corporate briefing and board rooms.

SALES AND MARKETING

     The Company has developed a comprehensive sales and marketing plan and is recruiting personnel to establish a larger dedicated interactive video sales organization. The Company has hired a Vice President of Sales and Marketing and three regional sales managers. The Company anticipates furthering its sales efforts under new leadership by engaging in advertising and public relations activities that create visibility for the Company and its products. Such activities may include distributing informational materials to industry professionals, consultants, the press, and prospective customers, advertising in trade journals, participation in trade shows, and direct mailing of press releases and marketing materials. By the end of April 1998, the Company plans to have constructed a demonstration room for its products, as well as demonstration units. The Company intends to market its products both directly and through third parties, including its strategic partners (including companies that might include the Company's products and services in integrated end-to-end interactive video system bids), original equipment manufacturers, and agents.

     The Company utilizes several agents, primarily internationally, where the use of such agents is customary. These include Bescom, Inc. and TeleMedia International, Inc. in Korea, Hanshine International, Ltd. in China, Riger Corporation (M) SDN BHD in Malaysia, and Tadiran Telecommunications Ltd. in Israel. The Company's current arrangements with its agents are non-exclusive, except in the case of En K (which is exclusive in Korea as to certain server models, subject to an exception for the IVISION project) and Bescom (which is exclusive as to the IVISION project in Korea). See "Deployments--Korea" and "Description of Business--Risk Factors--Risks Associated with Contracts with En Kay Telecom Co., Ltd." The Company expects to continue to enter into arrangements with agents in the future, and some of these arrangements may be exclusive. In the domestic hospitality market, the Company intends to market its products to the five largest firms that supply such services to hotels and motels, such as On Command Corporation. In some cases, however, the Company expects to encounter opportunities to market its hospitality-targeted products directly, both within and outside the United States.

DEPLOYMENTS

     The Company has installed 14 interactive digital video servers in four countries, consisting of seven servers in Korea, two in Israel, one in Taiwan, and four in China. The Company has deployed these servers on four different network technologies: (i) FTTC (China), (ii) HFC (Taiwan), (iii) high-speed data lines (E1 or T1) (Israel), and (iv) twisted pair networks using ADSL (Korea). The Company believes that it is the only company to have implemented interactive video systems on all four network types. Information concerning these deployments is set forth below.

KOREA

     The interactive video projects in Korea have been conducted by a consortium consisting of a government-sponsored research institute (Electronics and Television Research Institute-ETRI), the national telephone company Korea Telecom ("KT"), and a number of Korean companies (including Samsung Group ("Samsung"), Hyundai Corporation, Lucky Goldstar International Corp., Daewoo Corporation, and others).

Several U.S. companies, including Celerity, have participated as sub-contractors. The two largest projects are designed to provide interactive television over telephone and cable lines. In 1994, the Company participated in a pilot interactive video trial for KT. Other parties to this trial included ViaGate, which provided the switch and served as project integrator, and Samsung, which provided the set-top boxes. As part of this project, the Company received its first order to develop a 40-stream digital video server and a proprietary digital set top box. The initial phase of this project, called IVISION, led to an order for six additional digital video servers of a more advanced design, which have been installed in Seoul, Pusan, Taegu, Kwangju, Taejon, and Inchon. These systems have been in operation for nearly two years. Over 2,000 subscribers are receiving services from these systems, including video-on-demand, movies-on-demand, karaoke, medical programming, and music. These services are provided over normal telephone lines using ADSL, which allows rapid and inexpensive deployment without having to install new lines.

     Bescom, Inc. ("Bescom"), a New Jersey-based distributor with business ties to the Korean market, assisted Celerity in securing the sale of digital video servers in Korea. To date, Celerity has received approximately $3,760,000 from Bescom pursuant to an oral distribution agreement; in addition, approximately $467,000 is now due following the completion in February 1998, of the sixty-day reliability period. Although systems acceptance testing has been successfully completed, there can be no assurance that the Company will receive payment from Bescom. The Company has established an allowance for doubtful accounts of approximately $567,000, of which approximately $470,000 related to the Korean contract. See "Management's Discussion and Analysis or Plan of Operations--Results of Operations--Year Ended December 31, 1997 Compared to Year Ended
December 31, 1996."

ISRAEL

     In 1995, the Company received an order from Bezeq, the Israeli national telephone company, through Tadiran Telecommunications Ltd. ("Tadiran"), a major Israeli telecommunications equipment firm. The Company provided two digital video servers and a quantity of digital set top boxes to Tadiran for deployment on a European standard (E1) high-speed dedicated copper data line network. Since late 1996, this project has offered services similar to those described above to approximately 100 subscribers in Israel. Tadiran has agreed to make total payments to the Company of approximately $1,044,000 upon the achievement of certain milestones, of which approximately $770,000 has been paid to date. The Company received final systems acceptance for this project during the fourth quarter of 1997 and is in discussions regarding payment of the balance of the contract price. There can be no assurance that the Company will receive payment of such balance. Approximately $106,000 of the Company's $567,000 reserve for doubtful accounts relates to the Israeli contract. See "Management's Discussion and Analysis or Plan of Operations--Results of Operations--Year Ended December 31, 1997 Compared to Year Ended December 31, 1996."

TAIWAN

     In 1996, the Company received, from IBM Taiwan Corporation ("IBM Taiwan"), its first order for its most advanced digital video server, an asynchronous transfer mode ("ATM") server designed to operate on modern fiber optic networks. The first server has been deployed in Taiwan for IBM Taiwan for use at the Computer and Communications Research Laboratories/Industrial Technology Research Institute ("Taiwan CCL"), under an arrangement with IBM Taiwan, the system integrator. Under this arrangement, Celerity is entitled to receive payments of approximately $650,000, of which approximately $610,000 has been paid to date. This system has been operational since February 1997, serving approximately 50 subscribers. The final systems acceptance test was successfully performed. The Company is in discussions with the customer regarding the payment of the remaining receivables, which have been outstanding since the early stages of the project. This system is deployed on a hybrid fiber/coaxial cable network, of the type being installed by many cable companies as they upgrade to higher capacity, higher quality digital networks. This type of network, like FTTC (a widely used fiber optic network), is able to support new applications, such as video conferencing, video mail, robust three-dimensional graphics, and gaming.

CHINA

     In 1997, the Company sold, through its strategic alliance with ViaGate, two of its advanced video servers to Guangdong Public Telecommunications Authority ("GPTA") for deployment in Shenzen and Guangxiaou, China. The Shenzen server is installed and has passed its beta test, and the Guangxiaou server is being installed and systems acceptance testing was completed in the fourth quarter of 1997. The aggregate value of this contract is approximately $1,400,000, of which approximately $1,260,000 has been received to date. In addition, through ViaGate, the Company received an order to install two servers for the Beijing Telecom Authority. The aggregate sales price for such order is approximately $712,000. Completion of the shipments is scheduled for the first quarter of 1998. These are the Company's initial deployments on an FTTC network, which is the primary type of network which telephone companies, electric and gas utility companies, colleges, and many business and apartment complexes are installing to replace aging twisted pair copper networks and to potentially offer emerging digital video, data, and voice services.

STRATEGIC ALLIANCES

     The Company believes that entering into strategic alliances may give it certain competitive advantages, including the ability to (i) reach a larger and more diverse group of networks on which to deploy the Company's products and services; (ii) provide a broader range of products and services; (iii) provide a series of new and upgraded products and services, such as encoders and applications software, which could be attractive to customers seeking to improve, upgrade or extend their systems over an extended period of time;
(iv) offer end-to-end solutions; (v) access resources and information for utilization in research and product development and design; (vi) test new Company designs for compatibility with emerging technology developed by others in order to facilitate cooperative arrangements; and (vii) pursue cooperative efforts at trade shows and other joint marketing efforts. See "Deployments" and "Risk Factors--Risks Associated with Contracts with En Kay Telecom Co., Ltd."

     The Company is actively seeking additional strategic alliances and has hired a key executive as Vice President of Business Development to identify, obtain, and manage these relationships. The Company is seeking additional alliances with (i) network system providers for technical interconnection and joint marketing; (ii) hardware manufacturers of real-time encoders, multiplexers, digital set top boxes, and related equipment; (iii) content acquisition and management companies; (iv) hospitality system vendors and distributors; (v) interactive applications software developers; and
(vi) business support systems software developers.

     The Company has commenced discussions as to certain of these relationships, while others are part of the Company's strategic plan, but all are not yet in progress. No assurance can be given that the Company will be successful in entering into such strategic alliances on acceptable terms or, if any such strategic alliances are entered into, that the Company will realize the anticipated benefits from such strategic alliances. See "Risk Factors--Need for Strategic Alliances."

     The Company has entered into strategic alliances with the following companies:

     VIAGATE TECHNOLOGIES performs joint marketing with the Company related to ViaGate's network switching equipment. ViaGate was directly responsible for the Company's participation in projects with GPTA, Beijing Telecom Authority, and Taiwan CCL, and acted as a subcontractor along with the Company to Bescom in Korea. The Company has bids in progress with ViaGate in Malaysia and China, although there can be no assurance that any of such bids will be accepted.

     TADIRAN TELECOMMUNICATIONS LTD. is a manufacturer and distributor of telecommunications equipment in Israel and internationally. Tadiran is also the agent for the Company's Israel project and is a distributor of the Company's products.

     FORE SYSTEMS, INC. is a leading manufacturer of ATM switches. The Company's agreement with Fore Systems provides for joint marketing and technical cooperation.

     The Company also has strategic alliances with MINERVA SYSTEMS, INC. ("Minerva"), a leading manufacturer of digital MPEG encoders, and COMMUNICATIONS ENGINEERING, INC. ("CEI"), a leading provider of digital production studios, although, to date, no sales have been made pursuant to these arrangements. The Company's agreement with Minerva provides for joint marketing, a discounted distributor sales program, and a discounted laboratory system. The Company's distribution agreement with CEI allows the Company to bid CEI's systems as part of Company projects.

COMPETITION

     The interactive video services market is highly competitive and characterized by changing technology and evolving industry standards. In this area, the Company's competitors include a number of companies, many of which are significantly larger than the Company and which have greater financial and other resources or which have entered into strategic alliances with such companies. Such competition includes numerous companies including (i) developers of narrowband solutions (for applications like the Internet; (ii) manufacturers of very large servers (E.G., massively parallel processors, such as those developed by nCube, Sequent Computer Systems, Inc., Hewlett Packard Co., DEC International, Inc., AT&T Corp. and IBM) which are generally employed for very large deployments such as whole cities, but which may not be scalable for smaller market deployments; (iii) direct competitors to the Company that target the same niche markets as the Company; (iv) manufacturers of set top boxes, such as Acorn, General Instrument, Panasonic, Samsung, Scientific Atlantic, Stellar One, and Zenith; and (v) manufacturers of content preparation equipment, such as DiviCom, Future Tel, Nuko, Scopus, Vela, Panasonic, Silicon Graphics, and Sony. Although many manufacturers of large servers have implemented trial deployments of digital video services, the Company believes that, in almost every case, these deployments involved general purpose computers which had not been designed for such interactive video applications. Direct competitors include SeaChange Systems, Inc., Concurrent Computer Corporation, and IPC. Competitive factors in the interactive video services market include completeness of features, product scalability and functionality, network compatibility, product quality, reliability and price, marketing and sales resources, and customer service and support. The Company competes on the basis of its demonstrated ability to install digital video systems on each of the four major types of networks accommodating interactive video services and its ability to offer economically viable solutions based on the scalability of its systems. See "Risk Factors--Competition" and "--Product Obsolescence; Technological Change."

CD-ROM SEGMENT

     The Company has scaled back its CD-ROM segment to a maintenance mode of operations. See "Description of Business--Recent Development."

PRODUCTS

     The Company's CD-ROM division has four major products, all of which are designed to make document and image storage, management, and retrieval easy, cost-effective, and more useful for businesses. MEDIATOR provides access to CD-ROM towers and changers for Novell, UNIX, and Windows NT clients. VIRTUAL CD MANAGER transforms CD-ROM changers into multi-user information libraries connected to a Novell network. Like MEDIATOR, VIRTUAL CD MANAGER displays all the CD devices under a single drive letter, enabling fast and simple access to information. VIRTUAL CD WRITER is a Novell file extension that allows a large group of users on a Novell network to record data on CD-ROMs in a streamlined, single-step process. VIRTUAL CD WRITER and VIRTUAL CD MANAGER, used together, provide a complete CD-ROM recording and retrieval solution for Novell networks. CD WorkWare is a group of electronic document storage and imaging tools which provide information management, indexing, and search capabilities. This product allows mainframes or minicomputers to print, scan, or tape transfer output onto a Novell network where documents are placed in an on-line CD-ROM library that can be accessed by any network user. CD WORKWARE may be sold alone or bundled with the Company's other CD products.

SALES AND MARKETING

     Prior to February 1998, the Company marketed its CD-ROM products through the Company's direct sales and marketing personnel, principally to industries where there is extensive use of electronic document and imaging and management such as financial services, healthcare, government, and telecommunications. In addition, the Company marketed its CD-ROM products through sales and marketing materials and brochures, trade show participation, public relations efforts, speaking engagements and advertising in trade publications.

COMPETITION

     The CD-ROM market is competitive and characterized by changing technology and evolving industry standards. In this area, the Company's competitors have included a number of companies, many of which are significantly larger than the Company and have substantially greater financial and other resources. Competitive factors in the CD-ROM market include completeness of features, product scalability and functionality, product quality, reliability and price, marketing and sales resources, distribution channels, and customer service and support. The Company's competitors with respect to its CD-ROM products have included Eastman Kodak, Smart Storage Inc., Optical Technology Grove, IXOS, Axis Technology, TenX, and Alchemy. See "Risk Factors--Competition."

INTERACTIVE VIDEO AND CD-ROM SEGMENTS

INTELLECTUAL PROPERTY

     The Company does not have any patents on its products and has not filed patent applications on any products. The Company regards the products that it owns as proprietary and relies primarily on a combination of trade secret laws, nondisclosure agreements, other technical copy protection methods (such as embedded coding), and copyright (where applicable) to protect its rights in and to its products. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. However, this may not afford the Company sufficient protection for its know-how and its proprietary products. Other parties may develop similar know-how and products, duplicate the Company's know-how and products or develop patents that would materially and adversely affect the Company's business, financial condition and results of operations. Although the Company believes that its products and services do not infringe the rights of third parties, and although the Company has not received notice of any infringement claims, third parties may assert infringement claims against the Company, and such claims may result in the Company being required to enter into royalty arrangements, pay damages, or defend litigation, any of which could materially and adversely affect the Company's business, financial condition and results of operations. See "Risk Factors--Lack of Patent and Copyright Protection."

MANUFACTURING AND MATERIALS

     The Company orders the component parts of its products from a number of outside suppliers and assembles and tests the products at its own facilities. The Company purchases certain raw materials, components, and subassemblies included in the Company's products from a limited group of suppliers and does not maintain long-term supply contracts with its suppliers. The Company relies on four principal sole source suppliers, Microware, Pacific Micro Devices, CMD Technologies and Solaris, for integral parts of the Company's video servers. The Company relies on three principal sole source suppliers, Kubik Enterprises, QNX Software Systems and Diamond Head Software for its CD-ROM products. The disruption or termination of the Company's sources of supply for its interactive video segment could have a material adverse effect on the Company's business and results of operations. While the Company is aware of alternative suppliers for most of these products, there can be no assurance that any supplier could be replaced in a timely manner. See "Risk Factors--Dependence on Suppliers; Manufacturing Risks."

QUALITY CONTROL, SERVICE AND WARRANTIES

     The Company's products must successfully pass tests at each important stage of the manufacturing process. The Company offers maintenance and support programs for its products that provide maintenance, telephone support, enhancements, and upgrades.

     The Company generally warrants its interactive video servers to be free from defects in material and workmanship for one year from the completion of the final acceptance test. At the end of the warranty period, the Company offers maintenance and support programs. In light of the fact that the Company has only begun selling limited quantities of its interactive video server products in the past few years, the Company has no basis on which to predict the likelihood of substantial warranty claims for such products. In some cases, customers may require a longer or more extensive warranty as part of the competitive bid process. See "Risk Factors--Product Liability and Availability of Insurance."

     The Company warrants its CD-ROM products for 30 days after purchase, with a replacement or repair option on such CD-ROM products. There have been no material warranty claims in connection with the CD-ROM products during the past several years. The Company also provides its CD-ROM customers with access to a telephone help desk for one year after purchase.

EMPLOYEES

     As of December 31, 1997, the Company had 66 full-time employees, approximately 47 of whom were employed in the engineering and product development area, four of whom fulfilled marketing and sales functions and 15 of whom fulfilled management or administrative roles. The Company's employees are not represented by a union or governed by a collective bargaining agreement. See "Risk Factors--Attraction and Retention or Employees."

RISK FACTORS

     CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS.   Statements in
this Annual Report on Form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this Annual Report, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Annual Report on Form 10-KSB under the caption "Risk Factors," that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Annual Report on Form 10-KSB.

     HISTORY OF LOSSES AND ACCUMULATED DEFICIT. The Company commenced operations in January 1993 and incurred net losses of approximately $264,000 and $30,000 for the years ended December 31, 1993 and 1994, respectively; generated net income of approximately $9,900 for the year ended December 31, 1995; incurred a net loss of approximately $5,512,100 and $8,675,000 for the years ended December 31, 1996 and 1997, respectively. At December 31, 1997, the Company had an accumulated deficit of approximately $14,472,100. There can be no assurance that the Company will operate profitably in the near future or at all. The Company may experience fluctuations in future operating results as a result of a number of factors, including delays in digital video product enhancements and new product introductions. There can be no assurance that the Company will be able to develop commercially viable products or that the Company will recognize significant revenues from such products.

     SUBSTANTIAL UP-FRONT EXPENSES; LIQUIDATED DAMAGES PROVISIONS AND OTHER PROJECT RISKS. A significant portion of the Company's revenues have been, and are expected to continue to be, derived from substantial long-term projects which require significant up-front expense to the Company with no assurance of realizing revenues until the projects are completed or certain significant milestones are met. For example, suppliers and developers for long-term interactive video projects such as the Korean, Israeli, Taiwanese, and Chinese projects in which the Company is participating are required to reach certain milestones prior to the Company's receipt of significant payments. The Company's failure, or any failure by a third-party with which the Company has contracted, to perform services or deliver interactive video products on a timely basis could result in a substantial loss to the Company. Until recently, the Company has had difficulty in meeting delivery schedules, which has resulted in customer dissatisfaction. In addition, difficulty in completing a project could have a material adverse effect on the Company's reputation, business, and results of operations. As a result of liquidated damages and "hold back" provisions in customer contracts, the Company reserved approximately $570,000, as of December 31, 1997, for potential uncollectible accounts receivable. In many instances, the Company is dependent on the efforts of third parties to adequately complete their portion of a project and, even if the Company's digital video servers perform as required, a project may still fail due to other components of the project supplied by third parties. See "Management's Discussion and Analysis or Plan of Operations."

     EMPHASIS ON FIXED PRICE CONTRACTS AND COMMITMENTS. The Company has entered into and may in the future enter into fixed price agreements for the sale of its products and services. Pricing for such commitments is made based upon development and production effort estimates and estimates of future product costs. The Company bears the risk of faulty estimates, cost overruns, and inflation in connection with these commitments; therefore, any fixed price agreement can become unprofitable and could materially adversely affect the Company. The Company reserved approximately $673,000 for the year ended December 31, 1996 for potential losses on uncompleted contracts. The Company completed its deliverables on the contracts in the first quarter of 1998, exhausting the reserves established in 1996 and incurring additional costs of approximately $190,000. See "Management's Discussion and Analysis or Plan of Operations." There can be no assurance that these type of risks will not continue to negatively affect the Company's margins and profitability.

     RISKS ASSOCIATED WITH CONTRACTS WITH EN KAY TELECOM CO., LTD.  In
September 1996, the Company entered into an agreement with En Kay Telecom Co., Ltd., a Korean company ("En K"), pursuant to which the Company, as licensor, agreed to design a digital set top box which would be manufactured and sold by En K in the Republic of Korea (the "1996 En K Agreement"). In February 1997, the Company entered into a second license agreement with En K for the manufacture by En K of two models of the Company's video servers in Korea, as well as a license to sell those server models on an exclusive basis in Korea (subject to an exception for the IVISION project) and on a non-exclusive basis elsewhere (the "1997 En K Agreement"). The Company has received $600,000 under the 1996 En K Agreement; however, in April 1997, the Company stopped production under the 1996 En K Agreement pending settlement of disputes under the 1997 En K Agreement. The 1997 En K Agreement provided for the payment by En K to the Company of $1,000,000 on each of February 21, 1997 and May 1, 1997, $4,000,000 during 1998, and minimum annual purchases of $2,000,000 over a five-year period. En K has failed to make the initial two payments under the 1997 En K Agreement, although En K did pay $200,000 in mid-May. The Company gave notice of default in April 1997, and placed En K in default in May 1997, when En K failed to cure the payment default within the agreed thirty-day period. The Company is considering various options in this matter, including commencing legal proceedings. There can be no assurance that En K will honor either of its agreements with the Company, that the Company will prevail in any legal proceeding, or, if the Company does prevail, that it will collect any amounts awarded. In addition, although the Company does not believe there is any basis for such a course of action, it is possible that En K may seek to recover amounts previously paid by it under the agreements.

     NON-CASH CHARGES. As a result of the issuance of an aggregate of 320,000 warrants, each to purchase one share of Common Stock (the "Bridge Warrants") in the Company's July 1997 private offering (the "Bridge Financing") without separate consideration and at a price below the price of $7.50 per share at which the Common Stock was offered in the Company's initial public offering consummated in November 1997 (the "IPO"), simultaneously with the issuance of notes in the aggregate principal amount of $2,000,000 (the "Bridge Notes"), the Company was required to treat the Bridge Warrants as additional paid in capital. There was non-cash interest expense associated with the Bridge Notes due to their original discount at issuance. The amount of the non-cash interest expense is equal to the difference between the total exercise price of the Bridge Warrants and the assumed initial public offering price of the number of shares underlying the Bridge Warrants. This expense was amortized on a monthly basis over the one-year term of the Bridge Notes. Upon repayment of the Bridge Notes the Company treated any unamortized discount as a loss on early extinguishment of debt. The aggregate amount of the non-cash interest expense and the loss on extinguishment of debt was approximately $1,440,000. Based on the foregoing, the Bridge Notes had an effective interest rate exceeding 300%. In addition, the Company incurred a charge of approximately $306,834 related to the write-off of financing costs previously capitalized in connection with the Company's 1996 private placement ("1996 Placement") and the Bridge Financing. The Company also incurred significant non-cash compensation expenses in 1997 related to the difference between the exercise price of certain options granted and the deemed fair value of the Common Stock underlying such options amounting to approximately $2,544,775.

     NEED FOR STRATEGIC ALLIANCES. The Company believes that there are certain potential advantages to entering into one or more strategic alliances with major interactive network or product providers. Although the Company has entered into certain of such alliances, the Company is actively seeking to enter into more of such alliances. Certain of the Company's competitors and potential strategic allies may have entered into or may enter into agreements which may preclude such potential allies from entering into alliances with the Company. No assurance can be given that the Company will be successful in entering into any such strategic alliances on acceptable terms or, if any such strategic alliance is entered into, that the Company will realize the anticipated benefits from such strategic alliance. See "--Competition" and "Business--Strategic Alliances."

     LIMITED MARKETING AND SALES EXPERIENCE. The Company has limited resources and limited experience in marketing and selling its products. Although the Company has hired a new Vice President of Sales and Marketing and three regional sales managers, there can be no assurance that the Company will be able to establish and maintain adequate marketing and sales capabilities or make arrangements with others to perform such activities. Achieving market penetration will require significant efforts by the Company to create awareness of, and demand for, its products. Accordingly, the Company's ability to expand its customer base will depend upon its marketing efforts, including its ability to establish an effective internal sales organization or strategic marketing arrangements with others. The failure by the Company to successfully develop its marketing and sales capabilities, internally or through others, would have a material adverse effect on the Company's business. Further, there can be no assurance that the development of such marketing capabilities will lead to sales of the Company's current or proposed products.

     DEPENDENCE ON SUPPLIERS; MANUFACTURING RISKS. The Company relies primarily on outside suppliers and subcontractors for substantially all of its parts, components, and manufacturing supplies. Certain materials are currently available only from one supplier or a limited number of suppliers. See "Business--Manufacturing and Materials." The Company does not maintain long-term supply contracts with its suppliers. The disruption or termination of the Company's supply or subcontractor arrangements could have a material adverse effect on the Company's business and results of operations. The Company's reliance on third parties involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost, the potential lack of adequate capacity, and potential misappropriations of the Company's intellectual property. In addition, vendor delays or quality problems could also result in lengthy production delays. To obtain manufacturing resources, the Company may contract for manufacturing by third parties or may seek to enter into joint venture, sublicense, or other arrangements with another party which has established manufacturing capability, or it may choose to pursue the commercialization of such products on its own. There can be no assurance that the Company, either on its own or through arrangements with others, will be able to obtain such capabilities on acceptable terms.

     RELIANCE ON KEY CUSTOMERS. For the year ended December 31, 1995, one of the Company's CD-ROM customers, the U.S. Navy, accounted for approximately 25% of the Company's revenues. For the year ended December 31, 1996, two of the Company's CD-ROM customers, accounted for approximately 37% and 13% of the Company's revenues, respectively. For the year ended December 31, 1997, the Company had three interactive video customers that represented 38%, 15% and 14% of the Company's revenues, respectively. The Company's interactive video services revenues to date have been derived almost exclusively from four telecommunications customers. The loss of any major customer could have a material adverse effect on the Company. See "Business--Deployments."

     NEED FOR ADDITIONAL FINANCING; REPAYMENT OF DEBT. Of the approximately $12,384,000 of net proceeds received by the Company in connection with the IPO, approximately $5,450,000 or 44.0% of the net proceeds were used to repay existing indebtedness, including indebtedness incurred in the Company's 1996 Placement and the Bridge Financing. Such proceeds, together with $40,000 to be paid to a former officer, were not available to fund the future operations of the Company. In addition, the Company may, in the future, have only limited funds available to apply to working capital, depending upon the uses of the proceeds of the IPO, future revenues and expenditures and other factors. See "Market for Common Equity and Related Stockholder Matters--Use of Proceeds. "The Company anticipates that the net proceeds of the IPO, together with funds generated from operations, will be sufficient to satisfy its operations and capital requirements for approximately the next 12 months. Such belief is based upon certain assumptions, and there can be no assurance that such assumptions are correct. The Company may not be able to continue its operations beyond such time without additional financing. There can be no assurance that such additional financing will be available when needed on terms acceptable to the Company, or at all. In addition, in connection with the 1996 Placement, the Underwriter received a right of first refusal, until July 1999, to act as placement agent or underwriter in future financings. Such right may impair the Company's ability to obtain additional financing. See "Management's Discussion and Analysis or Plan of Operations."

     SUBSTANTIAL OPTIONS AND WARRANTS RESERVED. The Company has reserved up to 178,929 shares of Common Stock for issuance pursuant to its 1995 Stock Option Plan (the "1995 Plan"). To date, options to purchase an aggregate of 78,400 shares of Common Stock are outstanding under the 1995 Plan at exercise prices ranging from $0.10 to $4.90 per share, although substantially all of such options are exercisable at $0.10 per share. Options issued under the 1995 Plan have been exercised. The Company has reserved up to 200,000 shares of Common Stock for issuance pursuant to its 1997 Stock Option Plan (the "1997 Plan," and, together with the 1995 Plan, the "Plans"). As of March 31, 1998, options to purchase an aggregate of 182,000 shares of Common Stock are outstanding under the 1997 Plan at exercise prices ranging from $2.125 to $7.00 per share, although a majority of such options are exercisable at $2.125 per share. The existence of options to purchase 78,400 shares of Common Stock issued under the 1995 Plan, 182,000 shares of Common Stock issued under the 1997 Plan and the Company's outstanding options and warrants to purchase an additional 1,051,571 shares of Common Stock, may prove to be a hindrance to future financings, since the holders of such warrants and options may be expected to exercise them at a time when the Company will otherwise be able to obtain equity capital on terms more favorable to the Company. The existence or exercise of such options and the Company's outstanding warrants, and subsequent sale of the Common Stock issuable upon such exercise could adversely affect the market price of the Company's securities.

     RISKS APPLICABLE TO FOREIGN SALES.  For the years ended December 31,
1996 and 1997, substantially all of the Company's interactive video revenues were derived from projects in foreign countries derived from foreign sales. Foreign projects and product sales are expected to continue to account for a substantial portion of the Company's revenues in the near future. It may be difficult to enforce agreements against foreign-based customers. See "--Risks Associated with Contracts with En Kay Telecom Co., Ltd." Foreign sales, whether effected through U.S. or foreign-based entities, could also expose the Company to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, unavailability of suitable export financing, tariff regulations, quotas, shipping delays, foreign taxes, export restrictions, licensing requirements, changes in duty rates, and other United States and foreign regulations. In addition, the Company may experience additional difficulties in providing prompt and cost effective service for its products in foreign countries. The Company does not carry insurance against any of these risks. See "Management's Discussion and Analysis or Plan of Operations--Results of Operations--Year Ended December 31, 1997 Compared to Year Ended December 31, 1996."

     LACK OF PATENT AND COPYRIGHT PROTECTION. The Company holds no patents and has not filed any patent applications with respect to its technology. The Company's methods of protecting its proprietary knowledge may not afford adequate protection and there can be no assurance that any patents will be applied for or issued, or, if issued, that such patents would provide the Company with meaningful protection from competition. In Asia and third world countries, in which the Company does business and has license agreements, the unauthorized use of technology, whether protected legally or not, is widespread and it is possible that the Company's technology will be subject to theft and infringement. Furthermore, pursuant to the Company's current business plan, it will be necessary for the Company to make its intellectual property available to vendors, customers, and other companies in the industry, making it even more difficult to protect its technology.

     RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. Technology-based industries, such as the Company's, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, and other intellectual property rights to technologies that are important to the Company. While there currently are no outstanding infringement claims pending by or against the Company, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by such parties will not result in costly litigation, or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by the Company could have a material adverse effect on the Company.

     NO ASSURANCE OF TECHNOLOGICAL SUCCESS. The Company's ability to commercialize its products is dependent on the advancement of its existing technology. In order to obtain and maintain a significant market share the Company will be required continually to make advances in technology. There can be no assurance that the Company's research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on the Company. There can be no assurance that the Company will not encounter unanticipated technological obstacles which either delay or prevent the Company from completing the development of its products. Moreover, the Company believes there are certain technological obstacles to be overcome in order to develop future products. These obstacles include the lack of an electronic data interchange server interface (used for real-time exchange of data between servers) and enhancements in the ability to access and utilize information stored on remote servers. In certain cases, the Company will be dependent upon technological advances which must be made by third parties. There can be no assurance that the Company or such third parties will not encounter technological obstacles which either delay or prevent the Company from completing the development of its future products, which could have a material adverse effect on the Company.

     COMPETITION. The interactive video and CD-ROM industries are highly competitive. Many of the companies with which the Company currently competes or may compete in the future have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to customers, than the Company. There can be no assurance that the Company will be able to compete successfully with existing or future competitors. Certain of such competitors have entered into strategic alliances which may provide them with certain competitive advantages. See "Business--Interactive Video Segment--Competition."

     UNCERTAIN MARKET ACCEPTANCE. Since inception, the Company has been engaged in the design and development of interactive video and CD-ROM products. As with any new technology, there is a substantial risk that the marketplace may not accept the technology utilized in the Company's products. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate the performance advantages and cost-effectiveness of its products over competing products and the general acceptance of interactive video services. In particular, the Company believes that widespread deployment of interactive video services will depend on a number of factors, including
(i) decreases in the cost per subscriber, (ii) the "user-friendliness" of such systems, particularly set top boxes and remote controls which are relatively easy to understand and use, and (iii) improvements in the quantity and quality of interactive services available. Although recent developments have reduced the cost per subscriber, and the Company anticipates that such costs will continue to decrease as interactive video systems are more widely deployed, the current cost per subscriber may make the system too expensive for a number of potential network operators. There can be no assurance that the Company will be able to market its technology successfully or that any of the Company's current or future products will be accepted in the marketplace.

     PRODUCT OBSOLESCENCE; TECHNOLOGICAL CHANGE. The industries in which the Company operates are characterized by unpredictable and rapid technological changes and evolving industry standards. The Company will be substantially dependent on its ability to identify emerging markets and develop products that satisfy such markets. There can be no assurance that the Company will be able to accurately identify emerging markets or that any products the Company has or will develop will not be rendered obsolete as a result of technological developments. The Company believes that competition in its business may intensify as technological advances in the field are made and become more widely known. Many companies with substantially greater resources than the Company are engaged in the development of products similar to those proposed to be sold by the Company. Commercial availability of such products could render the Company's products obsolete, which would have a material adverse effect on the Company. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement or expectation of new product offerings by the Company or others will not cause customers to defer purchases of existing Company products, which could materially adversely affect the Company.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent on the performance and continued service of its senior management, particularly Kenneth D. Van Meter, Glenn West, William R. Chambers, Mark Cromwell, Dennis Smith and James Fultz. In addition, the Company's senior officers (with the exception of Mr. West) joined the Company in 1997 and 1998 and do not have a long-standing relationship with the Company. The Company's failure to retain the services of key personnel or to attract additional qualified employees could adversely affect the Company. The Company has entered into employment agreements with Messrs. Van Meter and West. Mr. Van Meter's employment agreement expires on January 20, 2000, unless terminated for cause. Mr. West's employment agreement expires May 1, 2000, unless terminated for cause or disability. Each of Messrs. Chambers', Cromwell's, Smith's and Fultz's employment with the Company may be terminated by them or the Company at any time. The Company owns and is the beneficiary of key man life insurance policies on the lives of Messrs. Van Meter and West in the amount of $2,000,000 each.

     ATTRACTION AND RETENTION OF EMPLOYEES. The Company's business involves the delivery of professional services and is labor-intensive. The Company's success will depend, in large part, upon its ability to attract, develop, motivate, and retain highly skilled technical and sales personnel, including managers and other senior personnel. Subject to the availability of funds, in 1998 the Company intends to have hired approximately 50 employees for its engineering, product development and operations; sales and marketing; and management and administrative staff. Although the Company intends to utilize a portion of the remaining proceeds of the IPO for this purpose, there can be no assurance that such funds will not be reallocated to other uses. See
"Market for Common Equity and Related Stockholder Matters--Use of Proceeds." Even if funds are available for hiring of employees, there can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled technical and sales personnel. The loss of some or all of the Company's managers and other senior personnel could have a material adverse effect upon the Company, including its ability to secure and complete projects in which it is currently engaged. No managers or other senior personnel (other than Messrs. Van Meter and West) have entered into employment agreements obligating them to remain in the Company's employ for any specific term.

     INDUSTRY STANDARDS AND COMPATIBILITY WITH EQUIPMENT AND SOFTWARE. The interactive video and CD-ROM industries are currently characterized by emerging technological standards. Widespread commercial deployment of the Company's products will depend on determinations by the industry as to whether such products will be compatible with the infrastructure equipment and software which comprise those standards. Failure to comply substantially with industry standards in a timely manner, either as they exist at a given time or as they may evolve in the future, could have a material adverse effect on the Company. In some cases, to be compatible with industry standards, the Company may need to obtain the cooperation of its suppliers, partners, and competitors, which cannot be assured.

     ERRORS AND OMISSIONS; SOFTWARE AND HARDWARE BUGS. Certain of the Company's products consist of internally developed software and hardware component sets, purchased software from third parties, and purchased hardware components. Additionally, the Company outsources substantially all of the manufacturing of its products, including the installation and configuration of certain hardware and software components. There is a substantial risk that these components will have or could develop certain errors, omissions, or bugs that may render the Company's products unfit for the purposes for which they were intended. While there are no such known errors, omissions, or bugs, there can be no assurance that such errors, omissions, or bugs do not currently exist or will not develop in the Company's current or future products. Any such error, omission, or bug found in the Company's products could lead to delays in shipments, recalls of previously shipped products, damage to the Company's reputation, and other related problems which would have a material adverse effect on the Company.

     GOVERNMENT REGULATION. The Federal Communications Commission and certain state agencies regulate certain of the Company's products and services and certain of the users of such products and services. The Company is also subject to regulations applicable to businesses generally, including regulations relating to manufacturing. In addition, regulatory authorities in foreign countries in which the Company sells or may sell its products may impose similar or more extensive governmental regulations. Although the Company has relied upon, and contemplates that it will continue to rely upon, its corporate partners or interactive video system sponsors to comply with applicable regulatory requirements, there can be no assurance that such regulations will not materially adversely affect the Company, by jeopardizing the projects in which the Company is participating, by imposing burdensome regulations on the users of the products, by imposing sanctions that directly affect the Company, or otherwise. Changes in the regulatory environment relating to the industries in which the Company competes could have an adverse effect on the Company. The Company cannot predict the effect that future regulation or regulatory changes may have on its business.

     PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE. The manufacture and sale of the Company's products entails the risk of product liability claims. In addition, many of the telephone, cable, and other large companies with which the Company does or may do business may require financial assurances of product reliability. The Company maintains product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company may be required to obtain additional insurance coverage. Product liability insurance is expensive and there can be no assurance that additional insurance will be available on acceptable terms, if at all, or that it will provide adequate coverage against potential liabilities. The inability to obtain additional insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit commercialization of the Company's products. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company.

     VARIABILITY OF QUARTERLY OPERATING RESULTS. Variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the number of interactive video projects in which the Company is engaged, the completion of work or achievement of milestones on long-term projects, and the timing and progress of the Company's product development efforts. The timing and realization of revenues is difficult to forecast, in part, because the Company's sales and product development cycles for interactive video products can be relatively long and may depend on factors such as the size and scope of its projects. The Company has not received orders for any new interactive video projects since June, 1997. Furthermore, as a result of a variety of other factors, including the introduction of new products and services by competitors, and pricing pressures and economic conditions in various geographic areas where the Company's customers and potential customers do business, the Company's sales and operating results may vary substantially from year to year and from quarter to quarter. The variation in sales and operating results may be expected to increase as a result of the scaling back of the Company's CD-ROM operations. In addition, the timing of revenue recognition for revenue received from long term projects under the Company's accounting policies may also contribute to significant variations in the Company's operating results from quarter to quarter. See "Management's Discussion and Analysis or Plan of Operations."

     CONTROL BY MANAGEMENT. The Company's officers and directors beneficially own approximately 27% of the outstanding Common Stock. As a result of such ownership, management may have the ability to control the election of the directors of the Company and the outcome of issues submitted to a vote of the stockholders of the Company. See "Principal Stockholders."

     LACK OF DIVIDENDS. The Company has never paid any cash or other dividends on its Common Stock. Management anticipates that, for the foreseeable future, any earnings that may be generated from operations will be used to support its internal growth and that dividends will not be paid to stockholders.

     LIMITATIONS ON LIABILITY OF DIRECTORS. The Company's Certificate of Incorporation includes provisions to eliminate, to the full extent permitted by law as it may from time to time be in effect, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The Company's Certificate of Incorporation includes provisions to the effect that (subject to certain exceptions) the Company shall indemnify, and upon request shall advance expenses to, any director in connection with any action related to such a breach of their fiduciary duties as directors to the extent that such indemnification and advancement of expenses is permitted under such law as it may from time to time be in effect. In addition, the Company's Certificate of Incorporation requires that the Company indemnify, any director, officer, employee or agent of the Company for acts which such person conducted in good faith. As a result of such provisions, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence, gross negligence, or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees, and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and its stockholders.

     GENERAL ECONOMIC CONDITIONS. The industry in which the Company competes relies in part upon consumer confidence and the availability of discretionary income, both of which can be adversely affected during a general economic downturn.

     ANTI-TAKEOVER EFFECTS OF CERTAIN PROVISIONS OF CERTIFICATE OF INCORPORATION AND DELAWARE LAW. The Company's Certificate of Incorporation authorizes the issuance up to 3,000,000 shares of "blank check" preferred stock, from time to time, in one or more series, solely on the authorization of its Board of Directors. Accordingly, the Board of Directors is empowered, without obtaining stockholder approval, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. The issuance of such stock could, among other results, adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock. Such provisions may discourage attempts to acquire the Company. The Company has no current arrangement, commitment or understanding with respect to the issuance of its preferred stock. There can be no assurance, however, that the Company will not, in the future, issue shares of preferred stock. Certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

     UNCERTAINTY OF TRADING OF SECURITIES ON THE NASDAQ SMALLCAP MARKET; PENNY STOCK. The continued trading of the Company's Common Stock on the Nasdaq SmallCap Market will be conditioned upon the Company meeting certain asset, capital and surplus, earnings, and stock price requirements. To maintain eligibility for trading on the Nasdaq SmallCap Market, the Company will be required to maintain (i) net tangible assets in excess of $2,000,000, market capitalization in excess of $35,000,000 or net income (in the latest fiscal year or two of the last three fiscal years) in excess of $500,000; (ii) a market value of shares held by non-affiliates of the Company in excess of $4,000,000; and (iii) (subject to certain exceptions) a bid price of $1.00 per share. Upon completion of the IPO and the receipt of the net proceeds therefrom, the Company met the respective asset, capital and surplus, and minimum stock price requirements. However, if the Company fails any of the tests, the Common Stock may be delisted from trading on the Nasdaq SmallCap Market. The effects of delisting include the limited release of the market prices of the Company's Common Stock and limited news coverage of the Company. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock were delisted from trading on the Nasdaq SmallCap Market and the trading price of the Common Stock was less than $5.00 per share, the Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction. If the Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities and the ability of purchasers in the IPO to sell their securities in the secondary market.

     SHARES ELIGIBLE FOR FUTURE SALE. At December 31, 1997, the Company had 4,104,769 shares of Common Stock outstanding. Of these shares, all of the 2,000,000 shares of Common Stock sold in the IPO generally are freely transferable by persons other than affiliates of the Company, without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). The remaining 2,104,769 shares of Common Stock (the "Restricted Shares") outstanding were sold by the Company in reliance on exemptions from the registration requirements of the Securities Act and are "restricted securities" as defined in Rule 144 under the Securities Act. Of such amount, approximately 2,051,639 of the outstanding shares of Common Stock may be sold pursuant to Rule 144, not including shares of Common Stock underlying certain options and warrants which may be sold under Rule 144 pursuant to Rule 701 under the Securities Act or if "cashless exercise" provisions are utilized in connection with the exercise thereof. The sale of a substantial number of shares of Common Stock or the availability of Common Stock for sale could adversely affect the market price of the Common Stock prevailing from time to time. The Company, its officers, directors, and certain stockholders holding an aggregate of 895,552 shares of Common Stock have entered into agreements with the Underwriter which prohibit them from offering, issuing, selling, or otherwise disposing of any securities of the Company for a period of 18 months following the date of the IPO, without the prior written consent of the Underwriter. In addition, certain stockholders holding an aggregate of 426,654 and 497,146 shares of Common Stock have entered into agreements with the Underwriter which prohibit them from offering, issuing, selling, or otherwise disposing of any securities of the Company for a period of 12 months and six months, respectively, following the date of the IPO, without the prior written consent of the Underwriter.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market prices of equity securities of computer technology and software companies have experienced extreme price volatility in recent years for reasons not necessarily related to the individual performance of specific companies. Accordingly, the market price of the Common Stock following this IPO may be highly volatile. Factors such as announcements by the Company or its competitors concerning products, patents, technology, governmental regulatory actions, other events affecting computer technology and software companies generally as well as general market and economic conditions may have a significant effect on the market price of the Common Stock and could cause it to fluctuate substantially.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs amounted to $357,436 and $479,558 for the years ended December 31, 1997 and 1996, respectively.

ITEM 2.  DESCRIPTION OF PROPERTY.

     In 1997, the Company maintained its executive offices in approximately 11,800 square feet of space in Knoxville, Tennessee pursuant to a lease expiring on February 28, 2000. Monthly lease payments have averaged approximately $11,000 over the term of the lease. The Company entered into a lease for new premises in Knoxville, Tennessee effective in January 1998, and relocated effective March 30, 1998. The Company is seeking to sublet its former premises; however, there can be no assurance that the Company will not be required to pay its obligations under the lease for such premises. The Company is leasing approximately 39,000 square feet of space at its new premises and the lease term expires on December 31, 2004. Monthly lease and maintenance payments under the new lease will average approximately $47,000 per month. In addition, under its new lease, the Company is leasing approximately 5,400 square feet on a temporary basis through June 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company knows of no material litigation or proceeding pending, threatened or contemplated to which the Company is or may become a party. See "Description of Business--Risk Factors--Risks Associated with Contracts with En Kay Telecom Co., Ltd."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

     The Common Stock commenced trading on the Nasdaq SmallCap Market on November 4, 1997 under the symbol "CLRT." Beginning on November 4, 1997, the date of the IPO, through December 31, 1997, the high and low bid prices of a share of Common Stock were $8.25 and $1.625, respectively, as reported by the Nasdaq SmallCap Market.

     As of March 26, 1998 there were approximately 136 holders of record of the Common Stock.

     The Company has not paid dividends on the Common Stock since inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to retain earnings, if any, for the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements, and financial position of the Company, general economic conditions, and other factors the Board of Directors deems relevant.

USE OF PROCEEDS

     On August 13, 1997, the Company filed a Registration Statement on Form SB-2 (Registration No. 333-33509 (the "Registration Statement")) registering the sale in the IPO to 2,300,000 shares of Common Stock with an aggregate offering price of $17,250,000; 200,000 underwriter's warrants, each to purchase one share of Common Stock (the "Warrants"), with an aggregate offering price of $200; and 200,000 shares of Common Stock underlying the Warrants, with an aggregate offering price of $1,800,000. The Registration Statement was declared effective on November 4, 1997. On November 7, 1997 the Company consummated its initial public offering and sold, through Hampshire Securities Corporation ("Hampshire"), acting as underwriter, 2,000,000 shares of Common Stock at $7.50 per share for an aggregate purchase price of $15,000,000. The Company also issued 168,000 Warrants to Hampshire at $0.001 each for an aggregate purchase price of $168.

     In connection with such offering, the Company incurred $1,162,500 for underwriting discounts and commissions, $450,000 of expenses paid to or for the underwriter, and $1,002,742 of other expenses for total expenses of $2,615,242 (including directors' and officers' insurance for liabilities under the Securities Act). Such total expenses were approximately $233,000 in excess of the amounts allocated to offering expenses and such insurance in the Registration Statement. None of such expenses represented direct or indirect payments to directors, officers or persons owning ten percent or more of any class of equity securities of the issuer or to any affiliate of the issuer.

     From November 4, 1997 through December 31, 1997, approximately $5,450,000 of the net proceeds of such offering was applied to repay indebtedness, $40,000 was applied to payments under a termination agreement with a former officer, $111,000 was applied to the payment to and cost of recruiting and relocating additional engineering personnel, and $1,262,000 was applied to working capital, which was approximately $204,000 in excess of the amount allocated to working capital in the Registration Statement. Approximately $85,000 of such working capital represented payroll for officers of the Company. Approximately $4,593,000 of the net proceeds were, at December 31, 1997, invested in a commercial bank investment account and in cash equivalents and approximately $1,229,800 was invested in liquid low risk short-term instruments. As disclosed in the Registration Statement, the Company has reapportioned, and will continue to reapportion, the proceeds of the IPO among the categories listed in the Registration Statement or to new categories in response to, among other things, changes in its plans, employment needs, industry conditions and future revenues and expenditures. See "Risk Factors--Attraction and Retention of Employees."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Annual Report that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth under "Description of Business--Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

     OVERVIEW

     The Company has focused most of its sales, marketing, and research and development efforts in 1997 on its interactive video segment and intends to focus on such segment in the future. The Company has scaled back its CD-ROM segment to a maintenance mode of operations. See "Description of Business--Recent Developments." Sales of interactive video products accounted for 28% and 72% of revenues for the years ended December 31, 1996 and 1997, respectively.

     Commencing August 1996, in connection with a change of management, and until approximately January 1997, when Kenneth D. Van Meter, the Company's current Chief Executive Officer, began his employment with the Company, the Company suspended substantially all of its interactive video sales efforts to permit new management to formulate a new business plan. Accordingly, the period-to-period comparison set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

     The Company entered into one short-term interactive video contract in 1996 and two others in 1997. Due to the short-term nature of these projects, revenues from these contracts are recorded by the completed contract method of accounting, which provides for recognition of revenues and related costs upon completion of each contract. Costs in excess of billings on these uncompleted short-term contracts are reflected as current assets, while billings in excess of costs are reflected as current liabilities. The contract entered into in 1996, and one of the contracts entered into in 1997, were completed in the fourth quarter of 1997. Revenues and related costs were recognized in that quarter.

     The Company's 1996 short-term contract was with IBM Taiwan Corporation. The value of this contract was approximately $655,000, of which approximately $125,000, relating to separate deliverable items, was recognized in 1996. The Company recognized revenues of approximately $530,000 upon completion of the project during the fourth quarter of 1997. The Company incurred approximately $493,000 in costs associated with the Taiwan project.

     The Company has also completed the short-term contract entered into with the Guangdong Public Telecommunications Authority ("GPTA") in 1997. The value of the GPTA contract was approximately $1,404,000. The Company recognized all of the revenues relating to the GPTA contract upon the project's completion, in the fourth quarter of 1997. The Company incurred approximately $810,000 in costs associated with the GPTA project. The other short-term contract the Company entered into during 1997 was with the Beijing Telecom Authority ("BTA") and valued at approximately $712,000. In the first quarter of 1998, the project was completed and the Company recognized all of the revenues relating to the BTA contract. The Company had capitalized approximately $587,000 in costs associated with the BTA project and recognized those costs upon completion.

     The Company had two interactive video customers and one CD-ROM customer that represented 13%, 13% and 51%, respectively, of its revenues in 1996. The Company had three interactive video customers that represented 38%, 15% and 14%, respectively, of its revenues in 1997.

     Currently, the principal markets for the Company's interactive video products are Korea, Israel, Taiwan, and China. Export sales for the years ended December 31, 1996 and 1997 were approximately $878,500, and $2,654,800, respectively. Export sales represented 35% and 71% of revenues for the years ended December 31, 1996 and 1997, respectively. Sales to a Korean customer represented 41%, and 15% of revenues, while sales to an Israeli customer represented 36%, and 3% of revenues, for the years ended December 31, 1996 and 1997, respectively. All revenues associated with the Company's long-term Korean and Israeli projects have been recognized by the Company. During 1997, export sales to China and Taiwan were 38% and 14% of revenues, respectively.

     There are inherent risks associated with foreign sales, including the difficulty of enforcing agreements against foreign-based customers, political and economic instability, shipping delays, foreign taxes, and export restrictions. See "Description of Business--Risk Factors--Risk Applicable to Foreign

Sales" and "--Risks Associated with Contracts with En Kay Telecom Co., Ltd." In addition, the Company has experienced difficulties with respect to certain of its foreign deployments. See "--Results of Operations."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     REVENUES. Revenues for the year ended December 31, 1997 were approximately $3,728,300 as compared to approximately $2,530,100 for the prior year.

     Revenues for the interactive video segment were approximately $2,689,400 for the year ended December 31, 1997 as compared to approximately $720,700 for the prior year. The increase in revenues for the interactive video segment was primarily due to the Company's completion of the GPTA and Taiwan contracts during the fourth quarter of 1997. The Company recognized approximated $1,403,000 and $530,000 of revenues from the GPTA and Taiwan contracts, respectively, in 1997.

     The Company continued its efforts to complete its existing long-term projects in Korea and Israel throughout 1997. The Company was unable to complete its Korean and Israeli projects in 1996 primarily because of difficulties associated with the initial deployments of advanced new technologies and prototype products (the Company's initial model of its digital video server in Korea and Israel and its initial set top box model in Israel), including a lack of experienced staff at the Company, its prime contractors, co-vendors and customers. These difficulties were exacerbated by changing customer requirements, the long distances involved, and cultural factors. Further, products and services provided by the other vendors, such as the set top boxes for the Korean project, network equipment and system software, were also at a prototypical stage and experienced numerous operational problems.

     The Company has undertaken a number of initiatives to address these difficulties. Improvements, including enhancements in speed, capacity, reliability, and fault recovery, have been made to the Company's digital video servers, which have moved these units from near-prototype to production status. The Company has instituted a practice of semi-annual major software and hardware releases for each product to enhance their stability. The Company has also become more experienced and adept in international operations, and has implemented numerous new policies and procedures, including (i) the provision of full-time Company technical personnel at each deployment site, (ii) the retention of in-country support sub-contractors, (iii) the provision of replacement parts at deployment sites to avoid shipping delays, and (iv) the institution of a product life cycle management program, which are intended to enhance the Company's management of the deployment process, including international deployments, and to improve communications with customers, contractors and co-vendors. The Company believes that these changes will improve the quality and serviceability of its products and potentially reduce the costs and prices of those products. For information regarding the current status of the Company's interactive video deployments, see "Description of Business--Interactive Video Segment--Deployments."

     The Company received the final acceptance certificate from Korea Telecom in the first quarter of 1998. This indicates that the project passed its reliability period. The Company is currently in discussions with its Korean liaison regarding the collection of its receivables on the contract. The Company received final systems acceptance and is in discussions with Tadiran Telecommunications regarding the collection of its receivables on that contract. The Company does not anticipate incurring any additional significant costs related to the two contracts, other than warranty obligations. The Company has established a $235,000 warranty reserve to cover costs incurred by the Company during the warranty periods.

     The Company has hired new management, including a Chief Executive
Officer, Vice President of Engineering, Vice President of Sales and
Marketing, Vice President of Operations, and Director of Training and Documentation, with years of relevant experience, and intends to continue to hire additional qualified personnel. See "Market for Common Equity and Related Stockholder Matters--Use of Proceeds."

     Revenues for the CD-ROM segment were approximately $1,038,900 for the year ended December 31, 1997 as compared to approximately $1,809,400 for the same period in 1996. This decrease was largely due to the lack of qualified general management and sales management expertise in the CD-ROM segment.

     COSTS OF REVENUES. Costs of revenues for the year ended December 31, 1997 were approximately $3,344,400, or 90% of revenues, as compared to approximately $3,513,000, or 139% of revenues, for the prior year. The decrease was due in large part to the fact that in the prior year, the Company had recorded a $672,600 estimated loss on the Korean project. During 1997, the costs associated with that project were taken against the reserve rather than being recognized as losses.

     The reserve for estimated losses was established at the end of 1996, based upon management's determination that substantial costs, such as wages, contractor costs, and travel expenses, would be incurred through September 1997, which was the expected completion date of the Korean project. The reserve was exhausted in October 1997. The Company incurred an additional $107,000 in costs, relating to the Korean project in the fourth quarter of 1997. In addition, the Company incurred approximately $31,700 in cost relating to the contract by the end of February 1998. The Company received the final acceptance certificate from the customer in February 1998. The Company does not intend to incur any additional significant costs regarding the completion of the contract. The Company incurred an additional $49,000 in costs through December 31, 1997 in efforts to complete its Israel contract. The Company has completed the contract and has received final systems acceptance. The Company does not anticipate any significant additional costs relating to the Israeli contract. The Company does have warranty obligations but believes the reserve established at the end of 1996 and increased to $235,000 by the end of 1997 is adequate in covering those expenses.

     Costs of revenues for the interactive video segment were $2,620,900 or 97% of interactive video revenues, for the year ended December 31, 1997 as compared to $2,418,300, or 336% of interactive video revenues, for the prior year. The increase was due to increased interactive video materials costs of approximately $336,000 for the year ended December 31, 1997 as compared to the prior year. The higher materials costs in 1997 were due to the completion of two of the Company's short-term projects. The costs of materials associated with the GPTA and Taiwan contracts, which were recognized upon completion of the two projects, approximated $520,800 and $265,700, respectively. Direct labor costs increased by $560,000 for the year ended December 31, 1997 as compared to the prior year, primarily due to an increase of approximately $313,000 in engineering salaries. Thus, more of the salaries were classified as a cost of revenue in 1997. The increases in materials costs and direct labor costs were partially offset by the reserve established for the estimated loss on the Company's long-term contracts in 1996 amounting to $672,600.

     Costs of revenues for the CD-ROM segment were approximately $723,500, or 70% of CD-ROM revenues, for the year ended December 31, 1997 as compared to approximately $1,094,800, or 60% of CD-ROM revenues, for the same period in 1996. The decrease is due to the decrease in CD-ROM revenues, as discussed above. The increase in the costs of revenues as a percentage of sales is due to the change in the product mix of hardware and software. Hardware revenues constituted 55% of CD-ROM revenues in 1997 as compared to 43% of such revenues in 1996.

     As a result of the factors discussed above, the Company's gross margin increased from a loss of approximately $982,900 in 1996 to a profit of approximately $383,900 in 1997.

     OPERATING EXPENSES. Operating expenses for the year ended December 31, 1997 were approximately $7,087,300 as compared to approximately $4,491,400 for the same period in 1996. The increase was primarily due to non-cash compensation expense approximating $2,544,800 recognized in the year ended December 31, 1997. The non-cash charges are related to options to purchase common stock that were issued below the public offering price in the IPO. Although the operating expenses would appear to be consistent after deducting the non-cash charges, the nature of a large portion of the operating expenses between the two years was different due to the establishment in 1996 of reserves for doubtful accounts, an accrual for inventory obsolescence, and an accrual for amounts owed to one of the company's former founders, which in the aggregate approximated $1,115,600.

     Operating expenses for the interactive video segment were approximately $5,315,500 for the year ended December 31, 1997 as compared to approximately $3,365,000 for the prior year. The increase was due primarily to the non-cash compensation expenses amounting to approximately $1,908,600 allocated to the interactive video segment, as discussed above. Operating expenses in 1996 included an accounts receivable reserve of $555,000 related to the interactive video segment. The reserve was established at December 31, 1996 because management determined that, due to missed deadlines relating to the Company's Korean and Israeli projects, receivables relating to those projects were doubtful as to collection. The Company anticipates that the Korean and Israeli receivables will be settled not later than the end of the second quarter of 1998. As of December 31, 1997, the Company had approximately $467,000 and $308,000 in accounts receivable outstanding relating to the Korean and Israeli projects, respectively. There were increases in various areas during 1997 to offset the decrease due to establishment of the accounts receivable reserve in 1996. Administrative wages allocated to the interactive video segment increased approximately $123,000 due to added positions in the corporate department. There were approximately $748,000 of operating expenses charged to the interactive video segment for consultants, contractors, recruiting, and relocation of skilled personnel during 1997 as compared to $160,000 of such expenses for the prior year.

     Operating expenses for the CD-ROM segment were approximately $1,771,800 for the year ended December 31, 1997 as compared to approximately $1,126,000 for the same period in 1996. The increase was due to the non-cash compensation charges allocated to the segment approximating $636,200. Other operating expenses remained consistent for the two years.

     NET INCOME (LOSS). As a result of the factors discussed above, net loss for the year ended December 31, 1997 was approximately $8,675,030 as compared to a net loss of approximately $5,512,100 for the same period in 1996. The interactive video segment had net losses of approximately $5,062,900 and $5,228,300 for the years ended December 31, 1996 and 1997, respectively. The CD-ROM segment had net losses of approximately $411,500 and $1,444,900 for the years ended December 31, 1996 and 1997, respectively.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES. Revenues for the year ended December 31, 1996 were approximately $2,530,100 as compared to approximately $7,703,400 for the prior year.

     Revenues for the interactive video segment were approximately $720,700 for the year ended December 31, 1996 as compared to approximately $4,807,100 for the same period in 1995. The decrease in revenues for the interactive video segment was primarily due to the Company's inability to complete its existing projects in Korea and Israel, which limited the Company's ability to pursue new business and resulted in the suspension of substantially all of the Company's interactive video sales efforts from August 1996 until approximately January 1997.

     Revenues for the CD-ROM segment were approximately $1,809,400 for the year ended December 31, 1996 as compared to approximately $2,896,300 for the prior year. The decrease was primarily due to a reduced focus on selling the VCD Manager and VCD Writer products. The Company analyzed the market and decided to devote greater resources to selling its Mediator and CD Workware products since the VCD Manager and VCD Writer products were encountering increased competition and lower margins. The CD Workware products generate greater revenues per sale than the Company's other CD-ROM products, but have a longer sales cycle. As a result of the change in the Company's sales focus, sales to potential customers were slower. The Mediator product's largest customer is the U.S. Navy. The division of the U.S. Navy responsible for the majority of the U.S. Navy's purchases lacked federal funding, and changed its required specifications for the product. The effort required to meet specifications to the product added to the decreased revenues in the latter part of 1996.

     COSTS OF REVENUES. Costs of revenues for the year ended December 31, 1996 were approximately $3,513,000, or 139% of revenues, as compared to approximately $4,609,300, or 60% of revenues, for the prior year. The majority of the decrease was attributable to a decrease in materials costs for both the interactive video and CD-ROM segments.

     Costs of revenues for the interactive video segment were $2,418,300, or 336% of interactive video revenues, for the year ended December 31, 1996 as compared to $2,815,700, or 59% of interactive video revenues, for the prior year. The decrease was due to decreased interactive video materials costs of approximately $1,913,000 for the year ended December 31, 1996 as compared to the same period in 1995. The higher costs in 1995 were due to the expenditures associated with the initial phases of the Korean and Israeli projects. The decreased materials costs in the year ended December 31, 1996 were partially offset by reserves for estimated losses to be incurred during 1997 for the completion of the Korean project amounting to $672,600, and reserves for inventory obsolescence amounting to $500,000, as well as increased direct labor costs of approximately $390,000.

     The reserve for estimated losses was established based upon management's determination that substantial costs, such as wages, contractor costs, and travel expenses, would be incurred through September 1997, which was the expected completion date of the Korean project. Approximately $348,000 remained in the reserve at June 30, 1997, of which approximately $250,000 and $98,000 related to the estimated costs of completion of the Korean and Israeli projects, respectively.

     The inventory obsolescence reserve was establisted based upon management's review of the inventory balances of certain items during the closing process of the year ended December 31, 1996. Management evaluated those items based on planned utilization. A large part of the Company's inventory consists of printed circuit boards and items which make up those boards, such as integrated circuits. Management determined that carrying costs of this inventory were overstated due to obsolescence. The Company plans to complete disposal of the obsolete inventory during the second quarter of 1998.

     Costs of revenues for the CD-ROM segment were approximately $1,094,800, or 60% of CD-ROM revenues, for the year ended December 31, 1996 as compared to approximately $1,793,500, or 62% of CD-ROM revenues, for the same period in 1995.

     As a result of the factors discussed above, the Company's gross margin decreased from approximately $3,094,100 in 1995 to a loss of approximately $982,900 in 1996.

     OPERATING EXPENSES. Operating expenses for the year ended December 31, 1996 were approximately $4,491,400 as compared to approximately $3,044,600 for the prior year. The increase was primarily due to reserves established for potentially uncollectible accounts receivable, an increase in depreciation expense in the interactive video segment, and a severance package for one of the former officers of the Company, which in the aggregate accounted for approximately $850,000 of such costs. The remainder of the increase was due to increased general corporate expenses.

     Operating expenses for the interactive video segment were approximately $3,365,000 for the year ended December 31, 1996 as compared to approximately $2,318,000 for the prior year. The increase was principally due to the accounts receivable reserve of $555,000 related to the interactive video segment. The reserve was established at December 31, 1996 because management determined that, due to missed deadlines relating to the Company's Korean and Israeli projects, receivables relating to those projects were doubtful as to collection. The Company anticipates that the Korean and Israeli receivables will be settled not later than the end of the second quarter of 1998. Approximately $110,000 of the increase was due to increased depreciation of fixed assets and approximately $100,000 of the increase was due to the portion of the management compensation reserve allocated to the segment. The remainder of the increase was due to increased general corporate expenses allocated to the segment.

     Operating expenses for the CD-ROM segment were approximately $1,126,000 for the year ended December 31, 1996 as compared to approximately $726,600 for the prior year. The increase was due to increased corporate expenses allocated to the CD-ROM segment, including insurance, telephone, administrative staff, computer expenses and office rent.

     Research and development expenses were approximately $479,000 in the year ended December 31, 1996 as compared to approximately $810,800 for the prior year. The 1995 research and development expenses consisted of both material and labor costs amounting to approximately $448,000 and $362,000, respectively. Further materials expenditures were not required during 1996 because the Company maintained its focus on its existing projects during the year. Labor costs were consistent between the two years.

     NET INCOME (LOSS). As a result of the factors discussed above, net loss for the year ended December 31, 1996 was approximately $5,512,100 as compared to net income of approximately $9,900 for the prior year. The interactive video segment had net losses of approximately $326,600 and $5,062,900 for the years ended December 31, 1995 and 1996, respectively. The

CD-ROM segment had net income of approximately $376,100 and a net loss of approximately $411,500 for the years ended December 31, 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of financing for the Company since its inception' has been through the issuance of common and preferred stock and debt. These securities where issued to accredited investors, some of which are customers or principals of the Company's customers, prior to the Company's IPO. One of the Company's founders funded the initial operations through equity infusions totaling $155,000 in 1993. In 1994, that founder loaned the Company an additional $75,000 which, together with $12,784 in accrued interest, was converted to 17,915 shares of Common Stock on December 31, 1995. During 1995, the Company received net proceeds in the aggregate amount of approximately $3,252,000 consisting of (i) approximately $1,517,500 through the issuance of 390,334 shares of Series A Preferred Stock and warrants to purchase 163,392 shares of Series B Preferred Stock (the "Series B Warrants") (ii) approximately $800,600 from the exercise of the Series B Warrants and (iii) approximately $934,500 from the sale of convertible notes and warrants. The Company's Series A and B Preferred Stock converted into 553,726 shares of the Company's Common Stock upon the closing of the Company's initial public offering in November 1997. During 1996, in connection with the 1996 Placement, the Company received net proceeds of approximately $5,404,300 through the private placement of units consisting of Common Stock, notes, and warrants consummated on June 30 and July 17, 1996. The net proceeds from the 1996 Placement were used to pay overdue trade accounts payable, fund the Company's long-term projects, and fund the Company's working capital needs. Also in 1996, the Company converted the debt issued in 1995 into shares of Common Stock at a conversion rate of $4.90 per share. In August 1997, the Company received net proceeds of approximately $1,700,000 from the Bridge Financing, consisting of a private placement of $2,000,000 principal amount of the Bridge Notes and Bridge Warrants, which was consummated on August 8, 1997. The effective interest rate of the Bridge Notes was in excess of 300%, and the Company recognized non-cash interest expense and loss on early extinguishment of debt of approximately $1,440,000 upon the repayment of the Bridge Notes upon consummation of the IPO. In addition, the Company will be required to recognize non-cash expenses of approximately $306,800 consisting of the write-off of previously capitalized expenses incurred in connection with the Bridge Financing and the 1996 Placement. In connection with the Bridge Financing, the Company repurchased 240,000 shares of Common Stock from a former officer and 80,000 shares of Common Stock from a director of the Company for aggregate consideration of $160,000 ($0.50 per share).

     In November 1997, the Company consummated the IPO, in which of 2,000,000 shares of Common Stock were sold at a purchase price of $7.50 per share. The Company realized net proceeds of approximately $12,386,800 from the IPO, of which approximately $5,446,000 was used to repay the principal amount of the 1996 Notes and Bridge Notes, together with accrued interest thereon. The Company believes that the net proceeds of the IPO, together with funds generated from operations, will be sufficient to satisfy its operating and capital requirements for the next 12 months. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. The Company may be required to raise substantial additional capital in the future in order to carry out its business plan. In addition, contingencies may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements. There can be no assurance that the Company will be able to obtain any such required additional capital on a timely basis, on favorable terms, or at all.

     Since its inception in January 1993 and through December 31, 1997 the Company had an accumulated deficit of approximately $14,472,100. The Company expects to continue to incur operating losses through at least the next several quarters as it continues to implement its plan to add staff and other resources and to increase its sales efforts. In addition, new products, including the T6000 digital set top box and the CTL 8500 server, will not be achieving any significant sales until at least such third quarter. There can be no assurance, however, as to the receipt or timing of revenues from operations.

     The Company's accounts receivable turnover ratio for the year ended December 31, 1997 was 2.61 as compared to .93 for the same period in 1996. The increase in the ratio is due to the increased sales in 1997 resulting mainly from the Company's completion of two of its short-term contracts in the latter part of 1997. The Company's receivable balance maintains a consistent level due to the company's lack of sales volume, as well as the outstanding receivables related to the Company's Korean and Israeli projects. The receivables turnover ratio is still being adversely affected due to those outstanding receivables. The accounts receivable turnover ratios for the years ended December 31, 1995 and 1996 were 3.5 and .93 respectively, which resulted from the larger sales volume in 1995 than in 1996 with a consistent receivable balance.


     The inventory turnover ratio for the year ended December 31, 1997 was
2.01 as compared to 3.02 for the same period in 1996. The average inventory balance for 1997 was significantly higher than the average inventory for the same period in 1996 while the costs of goods sold between the two periods remained consistent. The average inventory balance was lower in 1996 because the beginning balance was approximately $500,000, while the beginning balance for 1997 was approximately $1,800,000. The nature of the Company's interactive video sales and production processes requires that inventory be on hand for extended periods of time. The Company maintains working units in inventory that are similar to units that have been installed in the field. Therefore, as the Company has sold more video servers, the amount of the inventory has increased.

     At December 31, 1997, the Company had cash and cash equivalents totaling approximately $4,593,000 and a net working capital of approximately $6,705,300. The Company also had $1,229,800 invested in liquid, low-risk short-term investments as of December 31, 1997. The Company had no significant capital spending or purchase commitments at December 31, 1997 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business. The Company's facility lease obligations have increased significantly in 1998. See "Description of Property."

     The Company has no existing lines of credit or other financing arrangements with lending institutions.


ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:

NAME                          AGE                      POSITION

Kenneth D. Van Meter          51   President, Chief Executive Officer and
                                   Chairman of the Board
Glenn West                    35   Executive Vice-President, Director of
                                   Technology and Director
William R. Chambers           46   Vice-President of Business Development and
                                   Secretary
Mark Cromwell                 44   Vice-President of Engineering
Dennis Smith                  47   Vice-President of Operations
James Fultz                   38   Vice-President of Sales and Marketing
Thomas E. Welch               28   Controller
Fenton Scruggs(1)(2)          60   Director
Donald Greenhouse(1)(2)       62   Director
Stephen Portch(2)             47   Director
Mark Braunstein               49   Director

___________

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

     KENNETH D. VAN METER. Mr. Van Meter has been the President and Chief Executive Officer of the Company since January 20, 1997. He was elected Chairman of the Board on March 25, 1997. From May 1995 to January 1997, Mr. Van Meter served as Sr. Vice President, Operations, for Tele-TV Systems, a limited partnership owned by Bell Atlantic Corporation ("Bell Atlantic"), NYNEX, and Pacific Telesis, which was engaged in providing systems, software, and services for its three parents in the interactive digital services industry. From June 1994 to May 1995, Mr. Van Meter was President of Bell Atlantic Video Services Interactive Multimedia Platforms, a wholly-owned subsidiary of Bell Atlantic. From April 1993 to June 1994, Mr. Van Meter was Vice President of Bell Atlantic Video Services. Prior to joining Bell Atlantic, from 1991 to 1993, Mr. Van Meter was Vice President and General Manager for Thomas Cook Limited, a travel services company. From 1989 to 1991, Mr. Van Meter was Group Vice President for two divisions of National Data Corporation ("NDC"). From 1984 to 1989, Mr. Van Meter was Director and General Manager of two businesses for Sprint Corp., United Business Communications (shared tenant services), and the Meeting Channel (2-way digital video teleconferencing). Mr. Van Meter holds an MBA with highest honors in management and marketing from the University of Georgia, and a B.S. with high honors in Chemistry from West Virginia University.

     GLENN WEST. Mr. West, a founder of the Company, has served as Executive Vice-President, Director of Technology and a member of the Board of Directors since the Company's inception in 1993. Prior to founding the Company, from 1987 to 1993, Mr. West served as Senior Systems Engineer for Data Research and Applications, a software company.

     WILLIAM R. CHAMBERS. Mr. Chambers has been Vice President of Business Development of the Company since April 1997 and Secretary since October 1997. From June 1996 to April 1997, Mr. Chambers was Senior Counsel at Tele-TV Systems. Prior to joining Tele-TV Systems, Mr. Chambers spent 20 years in private law practice in the Washington, D.C. area at Verner, Liipfert, Bernhard, MacPherson & Hand, from May 1995 to June 1996, and at Watt, Tieder & Hoffar, from 1978 to 1995. Mr. Chambers also serves as Chief Counsel of the Company.
Mr. Chambers received a B.A. degree, with honors, in Economics from Princeton University and a J.D., with honors, from the National Law Center, George Washington University.

     MARK CROMWELL. Mr. Cromwell joined the Company as Vice President of Engineering in August, 1997. Prior to joining the Company, Mr. Cromwell was Vice President of Transmission Product Engineering with DSC Communications Corporation, where he worked from July 1984 to August 1997. Mr. Cromwell also held engineering positions with Mostek Corporation, the Electronics Division of the Chrysler Corporation and General Dynamics. He holds an M.S. in Electrical Engineering from Southern Methodist University and a B.S. in Physics from the University of Tennessee, and has done postgraduate work in Management at the University of Texas in Dallas.

     DENNIS SMITH. Mr. Smith joined the Company and shortly thereafter was elected Vice President of Operations in October 1997. Prior to joining the Company, Mr. Smith was a Director of the Transmission Products Division of DSC Communications Corporation, where he worked from 1995 to 1997. Mr. Smith was the owner of DKS Systems, a consulting firm, from 1989 to 1995. Mr. Smith holds an M.S. and B.S. in Electrical Engineering from the University of Texas at Austin and has done post-graduate work in Computer Science at Southern Methodist University in Dallas, Texas.

     JAMES FULTZ. Mr. Fultz joined the Company as Vice President of Sales and Marketing in January 1998. From June of 1992 to October 1997, Mr. Fultz served as Chairman and CEO of MediaMax Asia

Pacific, Ltd., a leading CD-ROM publisher and distributor in the People's Republic of China, Hong Kong and Singapore. From February 1987 to June 1992, Mr. Fultz served as Director of National Sales for Federal Sign, a division of Federal Signal Corporation. Mr. Fultz holds a B.S. in Communications from Northwestern University in Evanston, Illinois.

     THOMAS E. WELCH. Mr. Welch has been Controller of the Company since January 15, 1996. Before joining the Company, Mr. Welch, a certified public accountant, was a senior associate with Coopers & Lybrand L.L.P., where he was employed from August 1992 to January 1996. Mr. Welch received a B.S. in Business Administration Accounting from the University of Tennessee in May 1992.

     FENTON SCRUGGS. Dr. Scruggs, a founder of the Company, funded the initial start-up of the Company, and has been a member of the Company's Board of Directors since the Company's inception in 1993. Dr. Scruggs is a Board Certified Pathologist from Chattanooga, Tennessee, who has been in private practice since 1969. Dr. Scruggs received his undergraduate degree from University of Virginia in 1959 and his graduate degree from the University of Tennessee in 1962. Dr. Scruggs completed his residency at Memphis Methodist Hospital and was a General Medical Officer in the U.S. Air Force from 1963 to 1965.

     DONALD GREENHOUSE. Mr. Greenhouse has been a member of the Company's Board of Directors, as the designee of the holders of the Company's preferred stock, since 1995. Mr. Greenhouse also served as interim Chief Executive Officer of the Company from August 1996 until January 1997. Mr. Greenhouse is President and Chief Executive Officer of Seneca Point Associates, Inc., a consulting firm founded by him in November 1989. Mr. Greenhouse has approximately 40 years of management experience in manufacturing, technology and service industries. Seneca Point Associates, Inc. is a non-traditional consulting firm engaged by clients nationally to fill full-time senior management positions.

     STEPHEN PORTCH. Dr. Portch has been a member of the Company's Board of Directors since December 1, 1997. Dr. Portch has been Chancellor of the University System of Georgia since 1994. He oversees 30,600 employees, a $3.65 billion dollar budget and 206,000 students. Previously, Dr. Portch was Senior Vice President of the University of Wisconsin System. Dr. Portch holds a Ph.D. and M.A. from the Pennsylvania State University, and he received his B.S., with honors, from the University of Reading (England).

     MARK BRAUNSTEIN. Dr. Braunstein has been a member of the Company's Board of Directors since January 8, 1998. Since February 1991, Dr. Braunstein has been the Chairman and Chief Executive Officer of Patient Care Technologies, Inc., which is in the clinical information systems business.

     Each director holds office until the Company's annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equities are required by the regulations of the Commission to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that a Form 3 was filed late by each of Messrs. Mark Cromwell, Stephen Portch, Dennis Smith and Thomas Welch.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 1997, 1996 and 1995 paid to Kenneth D. Van Meter, the Company's Chairman of the Board, President, and Chief Executive Officer, to Glenn West, the Company's Executive Vice President and Director of Technology, and Mahmoud Youssefi, the Company's former Chief Executive Officer (Messrs. Van Meter, West, and Youssefi, together the "Named Executive Officers"). No other executive officer received compensation exceeding $100,000 during the fiscal years ended December 31, 1997, 1996, or 1995.

                                                    SUMMARY COMPENSATION TABLE


                                                                   LONG TERM COMPENSATION
                                        ANNUAL COMPENSATION                  AWARDS
NAME AND PRINCIPAL POSITION   YEAR      SALARY         BONUS         RESTRICTED   SECURITIES
                                                                       STOCK      UNDERLYING         ALL OTHER
                                                                      AWARD(s)     OPTIONS         COMPENSATION

Kenneth D. Van Meter          1997      $154,731       71,810(1)        _              413,000            _
  Chairman of the Board,      1996             _          _             _              _                  _
  Chief Executive Officer,    1995             _          _             _              _                  _
  and President
Glenn West.................   1997      $148,954          _             _              _                  _
  Executive Vice President    1996      $134,372          _             _              _                  _
  and Director                1995      $134,199          _             _              _                  _
Mahmoud Youssefi...........   1997      $ 34,375          _             _              _                  $118,582(2)
  Former Chief Executive      1996      $134,372          _             _              _                  _
  Officer and former Director 1995      $131,167          _             _              _                  _

___________


(1) Includes $17,864 paid in the first quarter of 1998 and $26,973 to be paid on each of January 20, 1999 and January 20, 2000.
(2) Paid pursuant to Mr. Youssefi's termination agreement. See "Certain Relationships and Related Transactions."

     The following table sets forth certain information concerning options granted to the Named Executive Officers during the fiscal year ended December 31, 1997.


                                 OPTION GRANTS IN LAST FISCAL YEAR



                                                            INDIVIDUAL GRANTS
                                        ---------------------------------------------------------------
                                        NUMBER OF      PERCENTAGE OF
                                        SECURITIES     TOTAL OPTIONS
                                        UNDERLYING       GRANTED TO          EXERCISE OR
                                         OPTIONS       INDIVIDUALS IN        BASE PRICE      EXPIRATION
NAME                                     GRANTED        FISCAL YEAR          PER SHARE          DATE
----                                    ----------     --------------        ------------    ----------

Kenneth D. Van Meter..................  183,200             32.2%               $1.38          4/4/07
                                        230,000             40.4%               $3.00          7/18/07
Glenn West............................     --                 --                  --              --
Mahmoud Youssefi......................     --                 --                  --              --

__________

     The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 1997 by the Named Executive Officers.



                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                                                           YEAR-END OPTION VALUES


                                                              NUMBER OF SECURITIES
                              NUMBER OF                     UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                SHARES                             OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON        VALUE           DECEMBER 31, 1997                DECEMBER 31, 1997(1)
NAME                          EXERCISE         REALIZED     EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                          --------         --------     -------------------------          -------------------------

Kenneth D. Van Meter               _              _         413,200             0              $296,784            0
Glenn West                         _              _                     _                                  _
Mahmoud Youssefi                   _              _                     _                                  _

___________

(1) Amount reflects the market value of the underlying shares of Common Stock at the closing price reported on the Nasdaq SmallCap Market on December 31, 1997 ($3.00 per share), less the exercise price of each option.


DIRECTOR COMPENSATION

     Directors did not receive compensation for serving on the Board of Directors or fees for attending meetings of the Board of Directors in 1997; however, they were reimbursed for related expenses. The Company reconsidered its policies on director compensation in connection with its efforts to recruit additional outside directors. Beginning in 1998, the Company's policy is for each outside director to receive nonqualified stock options for 20,000 shares in addition to $2,500 per quarter.

STOCK OPTION PLANS

     On August 10, 1995, the Board of Directors and stockholders adopted the Company's 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of options to purchase up to 178,929 shares of Common Stock to employees and officers of the Company. In August, 1997, the Board of Directors and the stockholders adopted the Company's 1997 Stock Option Plan (the "1997 Plan," and, together with the 1995 Plan, the "Plans"). The 1997 Plan provides for the grant of options to purchase up to 200,000 shares of Common Stock to employees, directors, and officers of the Company. Options granted under the Plans may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options.

     The Plans are administered by the Board of Directors which serves as the stock option committee and which determines, among other things, those individuals who receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of each option, and the option exercise price.

     The exercise price per share of Common Stock subject to an incentive stock option may not be less than the fair market value per share of Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option may be established by the Board of Directors, but may not be less than 85% of the fair market value of the Common Stock on the date of the grant. The aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, more than 10% of the total combined voting power of all classes of capital stock of the Company (a "10% Stockholder") shall be eligible to receive any incentive stock options under the Plan unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant.

     No stock option may be transferred by an optionee other than by will or the laws of descent and distribution and, during the lifetime of an optionee, the option will be exercisable only by the optionee or a representative of such optionee. In the event of termination of employment other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the stock option committee. Upon termination of employment of an optionee by reason of death, such optionee's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination. Under the 1997 Plan, upon termination of employment of an optionee by reason of total disability (as defined in the 1997
Plan) such optionee's options remain exercisable for one year thereafter.

     Options under the 1995 Plan must be issued within 10 years from August 10, 1995, the effective date of the 1995 Plan. Options under the 1997 Plan must be issued within 10 years from August 6, 1997, the effective date of the 1997 Plan. Incentive stock options granted under the Plans cannot be exercised more than 10 years from the date of grant. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. Payment of the exercise price for options granted under the Plans may be made in cash or, if approved by the Board of Directors of the Company, by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of such optionee's stock options with no additional investment other than the purchase of the original shares.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the Plan from which they were granted.

     Options to purchase 78,400 shares of Common Stock are outstanding under the 1995 Plan at exercise prices ranging from $0.10 to $4.90 per share, although substantially all of such options are exercisable at $0.10 per share. Of such optionees, William Chambers, an officer of the Company, has options to purchase 10,000 shares of Common Stock at $1.38 per share. Options to purchase 182,000 shares of Common Stock are outstanding under the 1997 Plan at exercise prices ranging from $2.125 to $7.00 per share, although a majority of such options are exercisable at $2.125 per share. Options granted to directors of the Company under the 1997 Plan consist of: (i) options granted to each of Mark Braunstein, Donald Greenhouse and Fenton Scruggs to purchase 20,000 shares of Common Stock at an exercise price of $2.125 per share; and (ii) options granted to Stephen Portch to purchase 20,000 shares of Common Stock at an exercise price of $2.625 per share. Options granted to officers of the Company under the 1997 Plan consist of: (i) options granted to James Fultz and Thomas Welch to purchase 24,000 and 4,000 shares of Common Stock, respectively, at an exercise price of $2.125 per share; (ii) options granted to William Chambers to purchase 10,000 shares of Common Stock at an exercise price of $3.875 per share; and (iii) options granted to each of Mark Cromwell and Dennis Smith to purchase 24,000 shares of Common Stock at an exercise price of $7.00 per share.

OPTIONS GRANTED OUTSIDE THE PLANS

     In addition to the options which may be granted under the Plans, the Company has granted options to purchase 483,200 shares of Common Stock outside of the Plans, including: (i) options granted to Donald Greenhouse, a director of the Company to purchase (x) 14,000 shares of Common Stock at an exercise price of $0.10 per share and (y) 26,000 shares of Common Stock at an exercise price of $1.38 per share; (ii) options to purchase 193,200 shares of Common Stock granted to officers of the Company, including 183,200 to Kenneth Van Meter and 10,000 to William Chambers at an exercise price of $1.38 per share; and (iii) options to purchase 230,000 shares of Common Stock granted to Kenneth Van Meter and options to purchase 20,000 shares of Common Stock granted to William Chambers at an exercise price of $3.00 per share.

401(K) PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan (the "401(k) Plan"), pursuant to which the Company, at its discretion each year, may make contributions to such plan which match a certain percentage, as determined by the Company, of the contributions made by each employee. The Company may elect not to make matching contributions to the 401(k) Plan in any given year. The Company made matching contributions with respect to fiscal 1996 (an aggregate of approximately $29,000) and has approved an aggregate of approximately $35,000 of matching contributions with respect to fiscal 1997.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Van Meter, as amended, which expires January 20, 2000. Pursuant to his employment agreement, Mr. Van Meter receives an annual base salary of $162,000 and may, at the discretion of the Board of Directors, receive an annual incentive bonus equal to up to 99% of Mr. Van Meter's base salary if he and the Company reach certain milestones. Up to two-thirds of such incentive bonus is to be awarded and paid within thirty days following the end of each calendar year and up to the remaining one third of such bonus is to be awarded at the end of each calendar year and vest in two equal installments on the first and second anniversaries of the date of the award. In connection with his employment, Mr. Van Meter purchased 15,000 shares of Common Stock for nominal consideration plus the cancellation of certain anti-dilution rights and received options to purchase 183,200 shares of Common Stock at $1.38 per share and options to purchase 230,000 shares of Common Stock at $3.00 per share. Additionally, Mr. Van Meter is entitled to reimbursement of up to $45,000 for expenses incurred as a result of his relocation.

     The Company has entered into an employment agreement with Mr. West which expires on May 1, 2000. Pursuant to his employment agreement, Mr. West received a base salary of $148,954 in 1997. Such base salary is subject to increase at the discretion of the Board of Directors based upon, among other things, the performance of the Company and the performance, duties, and responsibilities of Mr. West. The employment agreement also provides that Mr. West will not compete with the Company for two years after the termination of his employment. A state court, however, may determine not to enforce such non-compete clause as against public policy. The employment agreement is terminable by the Company for cause upon the occurrence of certain events, or upon physical or mental disability or incapacity.

     Pursuant to employment agreements with the Company, William Chambers, Mark Cromwell and Dennis Smith are each receiving salaries of $125,000 per annum. Pursuant to Mr. Chambers' agreement with the Company, he received reimbursement for expenses incurred as a result of his relocation in the approximate amount of $20,600 and is eligible to receive, at the discretion of the Board of Directors of the Company, a bonus of up to twenty five percent (25%) of his annual salary. Mr. Chambers received a bonus of $9,766 for 1997. Pursuant to Mr. Cromwell's agreement with the Company, he received reimbursement for expenses incurred as a result of his relocation in the amount of $30,000 and is eligible to receive at the discretion of the Board of Directors of the Company, a bonus of up to twenty-five percent (25%) of his annual salary. Mr. Cromwell received a bonus of $3,281 for 1997. Pursuant to Mr. Smith's agreement with the Company, he is eligible to receive, at the discretion of the Board of Directors, a bonus of up to twenty five percent (25%) of his annual salary, and reimbursement of up to $30,000 for expenses incurred as a result of his relocation. Mr. Smith received a bonus of $1,328 for 1997. In connection with his employment, Mr. Chambers also received options to purchase 20,000 shares of Common Stock at an exercise price of $1.38 and options to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share. In connection with their employment, each of Messrs. Cromwell and Smith received options to purchase 24,000 shares of Common Stock at an exercise price of $7.00 per share. Messrs. Chambers', Cromwell's and Smith's employment with the Company may be terminated by either the employee or the Company at any time.

     Pursuant to an employment agreement with the Company, James Fultz is receiving a salary of $135,000 per annum. Pursuant to Mr. Fultz's agreement with the Company, he is eligible to receive, (i) commissions of up to 0.75% of interactive video segment sales, (ii) a $25,000 signing bonus, and (iii) six months base salary as termination pay if Mr. Fultz is terminated during the first 18 months' of employment for reasons other than for just cause. In connection with his employment, Mr Fultz also received options to purchase 24,000 shares of Common Stock at an exercise price of $2.125 per share. Mr. Fultz's employment with the Company may be terminated by him or the Company at any time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's voting securities by
(i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and the Named Executive Officers and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to the shares beneficially owned by such stockholder.



                                                  NUMBER OF SHARES
NAME OF BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED            PERCENT OF CLASS(2)
---------------------------                       ------------------            -------------------

Glenn West                                             382,636                       9.4%
Dr. Fenton Scruggs                                     277,915(3)                    6.8%
Donald Greenhouse(4)                                    40,000(5)                    1.0%
Mellon Bank Corporation (6)                            360,000(7)                    8.8%
Kenneth D. Van Meter                                   428,200(8)                    9.5%
Mahmoud Youssefi(9)                                    160,000                       3.9%
All directors and executive
officers as a group (11 persons) (3)(5)(8)(10)       1,178,639                      25.7%

______________

(1) The address for Messrs. West, Greenhouse, Van Meter, and Dr. Scruggs is c/o Celerity Systems, Inc., 1400 Centerpoint Boulevard, Knoxville, Tennessee 37932.

(2) For each beneficial owner, shares of Common Stock subject to securities exercisable or convertible within 60 days of the date of this Form 10-KSB are deemed outstanding for computing the percentage of such beneficial owner.

(3) Dr. Scruggs disclaims beneficial ownership of 60,000 shares owned by his adult children.

(4) Mr. Greenhouse is the father of David Greenhouse who is the Vice President of AWM Investment Company, Inc. Mr. Greenhouse disclaims beneficial ownership of the shares owned by such fund.

(5) Includes 40,000 shares of Common Stock which are subject to currently exercisable stock options.

(6) The address of Mellon Bank Corporation is One Mellon Bank Center, Pittsburgh, Pennsylvania, 15228.

(7) The shares are beneficially owned by the Mellon Bank Corporation and the following direct or indirect subsidiaries of Mellon Bank Corporation:
     Mellon Bank, N.A. (also parent holding company of the Dreyfus Corporation and Mellon Equity Associates; and the Dreyfus Corporation (also parent holding company of Dreyfus Investment Advisors, Inc.). The Premier Aggressive Growth Fund, a beneficial owner of certain of such shares, is managed by Dreyfus Corporation.

(8) Includes 413,200 shares of Common Stock which are subject to currently exercisable stock options. Also includes an aggregate of 10,000 shares of Common Stock owned by Mr. Van Meter's children.

(9)  The address of Mr. Youssefi is 211 Flynn Road, Walland, Tennessee 37886.

(10) Includes options issued to executive officers of the Company to purchase an aggregate of 44,000 shares of Common Stock which are currently exercisable and 5,888 shares of Common Stock purchased by executive officers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company was initially capitalized by Dr. Fenton Scruggs, a founder and director of the Company, who contributed $155,000 in capital from January to June 1993. In June 1993, Mahmoud Youssefi, a founder of the Company and a principal officer until April 1997, loaned the Company $30,000 in the form of an unsecured loan bearing interest at the rate of 29.2% per annum. The balance of the loan, together with accrued interest thereon, was paid in full in December 1995.

     In April 1994, the Company received a secured loan from Herzog, Heine & Geduld, Inc., a customer of the Company, in the principal amount of $250,000 and bearing interest at a rate of 9.75% per annum. The loan was converted into 160,764 shares of Series A Preferred Stock in May 1995, and was converted into 64,305 shares of Common Stock upon the closing of the IPO.

     In November 1994, the Company received an unsecured loan from Dr. Scruggs in the principal amount of $75,000 and bearing interest at a rate of 9% per annum. Dr. Scruggs converted the outstanding balance, including accrued interest thereon, into 17,915 shares of the Company's Common Stock at $4.90 per share on December 31, 1995.

     In May 1995, the Company sold 975,836 shares of Series A Preferred Stock at $1.55 per share and warrants to purchase 408,479 Series B Preferred Stock at $1.96 per share. The warrants to purchase the Series B Preferred Stock were exercised in August 1995. The Preferred Stock, voting together as a single class, had the right to elect one member of the Company's Board of Directors. Donald Greenhouse has served as the designee of the holders of the preferred stock.

     In May 1995, the Company redeemed 17,364 shares of Common Stock from Glenn West, the Company's Executive Vice President, Director of Technology, and a member of the Board of Directors, for an aggregate purchase price of $67,500. As a founder of the Company, Mr. West purchased for nominal consideration the shares that were redeemed.


     In November 1995, the Company issued 12-month promissory notes under an arrangement with certain parties, including a number of holders of the Series A and B Preferred Stock. The purchasers of such notes also received warrants to purchase 190,714 shares of the Company's Common Stock at an exercise price of $4.90 per share. The warrants expire upon the earlier of (i) May 31, 1998 or
(ii) the issuance by the Company of shares of its Common Stock in a public offering at an aggregate purchase price of $5,000,000 or more, and at a Company valuation of at least $10,000,000. The IPO met this criteria. The principal amount of the promissory notes was $934,500 and interest accrued at a fixed rate of 10% per annum. When payments on such notes were not made by November 30, 1996, they automatically converted, at a rate of $4.90 per share, into an aggregate of 190,714 shares of Common Stock. The interest which had accrued on the debt was forgiven.

     During the years ended December 31, 1996 and 1997 the Company paid approximately $87,000 and $47,000, respectively, in consulting fees to Seneca Point Associates, Inc., a management consulting firm of which Donald Greenhouse, a member of the Board of Directors, is President and Chief Executive Officer. Seneca Point Associates, Inc., does not have an ongoing consulting arrangement with the Company. In addition, Mr. Greenhouse's son, David Greenhouse, is the Vice President of AWN Investment Company, Inc., which indirectly controls the Special Situations Fund III, L.P., a stockholder of the Company's securities and an investor in the Company's November 1995 private placement of promissory notes and warrants.

     In July 1996, the Company completed the 1996 Placement, pursuant to which the Underwriter acted as placement agent in such offering and received sales commissions of $480,000, was reimbursed a total of $120,000 for certain expenses, and was issued the Hampshire Warrant.

     On April 4, 1997, Donald Greenhouse was granted an option to purchase 26,000 shares of Common Stock at an exercise price of $1.38 per share. The options were granted in consideration for Mr. Greenhouse's service as Chief Executive Officer of the Company from mid-1996 until he was succeeded by Mr. Van Meter in January 1997.

     On April 5, 1997, the Company entered into an agreement with Mr. Youssefi pursuant to which Mr. Youssefi's employment as President of the Company was terminated (the "Termination Agreement"). Pursuant to the Termination Agreement, Mr. Youssefi agreed, among other things, (i) not to compete with the Company for a three-year period (although such provision may be deemed unenforceable by a state court), (ii) to waive all claims and rights against the Company, (iii) to cooperate with the Company in its business endeavors and (iv) to assist with the Company's efforts in an initial public offering. Under the Termination Agreement, the Company agreed to pay Mr. Youssefi $4,000 in April 1997, $11,458.33 from May 1997 to and including April 1998; $7,458.33 on or before May, 1, 1998, and $11,458.33 from June 1998 to May 1, 2000. The Termination Agreement included a clause which conditioned certain of these obligations upon payment by En K to the Company of $2,000,000 on or prior to May 5, 1997 because Mr. Youssefi's compensation under such agreement was premised, in part, on the continued success of the Company's relationship with En K. The Company did not receive En K's May 5, 1997 payment and was therefore only obligated to provide Mr. Youssefi the $11,458 monthly payments through December 1997. The Company paid all sums due Youssefi upon the consummation of the Bridge Financing in August 1997.

     As a condition to proceeding with the Bridge Financing and the IPO, the Company deemed it necessary for it to repurchase a portion of its outstanding Common Stock in order for the Common Stock to be sold in the IPO at the appropriate valuation. Mr. Youssefi and Dr. Scruggs, who were in a position to benefit substantially from the consummation of the IPO, agreed to sell 240,000 and 80,000 shares of Common Stock, respectively, to the Company at a purchase price of $0.50 per share.

     Pursuant to a letter agreement, dated July 15, 1997, between the Company and Mahmoud Youssefi (the "Youssefi Repurchase Agreement"), Mr. Youssefi sold to the Company 240,000 shares of the Company's Common Stock held by him at a purchase price of $0.50 per share concurrently with the closing of the Bridge Financing. Additionally, pursuant to the Youssefi Repurchase Agreement, in exchange for Mr. Youssefi's execution of an agreement (the "Youssefi Lock-Up"), pursuant to which he promised not to sell any securities of the Company owned by him for a period of 18 months following the Company's initial public offering, the Company agreed to pay Mr. Youssefi (i) upon the Company's receipt of the Youssefi Lock-Up, (a) $11,458.33 allegedly owed to Mr. Youssefi at such time under the Termination Agreement and (b) approximately $7,400 for reimbursable credit card and business expenses; (ii) concurrently with the closing of the Bridge Financing, $53,291.65 as payment in full (except for $15,458.33) for the Company's remaining obligations under the Termination Agreement; and (iii) the remaining $15,458.33 upon the earlier of (a) 150 days after the closing of the Bridge Financing or (b) the closing of the IPO. Finally, the Company agreed, within 30 days following the closing of the IPO, to pay off approximately $25,000 of leases guaranteed by Mr. Youssefi.

     Pursuant to a letter agreement, dated July 15, 1997, between the Company and Dr. Fenton Scruggs, Dr. Scruggs sold to the Company 80,000 shares of the Company's Common Stock held by him at a purchase price of $0.50 per share concurrently with the closing of the Bridge Financing.

     In connection with his employment agreement, in July 1997, Kenneth D. Van Meter purchased 15,000 shares of Common Stock for nominal consideration plus the termination of certain anti-dilution rights.

     In August 1997, the Company completed the Bridge Financing, pursuant to which the Underwriter acted as placement agent in such offering and received sales commissions of $200,000, as well as a non-accountable expense allowance of $60,000.

     The Company believes that each of the above referenced transactions was made on terms no less favorable to the Company than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between the Company and officers, directors, principal stockholders or affiliates and, any forgiveness of such loans, will be on terms no less favorable to the Company than could be obtained from an unaffiliated third party, and will be approved by a majority of the Company's directors, including a majority of the Company's independent and disinterested directors who have access at the Company's expense to the Company's legal counsel.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO.              DESCRIPTION

3.1       Certificate of Incorporation of Celerity Systems, Inc.*
3.2       By laws of Celerity Systems, Inc.*
4.1       Form of Underwriter's Warrant*
4.2       1995 Stock Option Plan*
4.3       1997 Stock Option Plan*
4.4       Form of Stock Certificate*
4.5       Form of Bridge Warrant*
4.6       Form of 1996 Warrant*
4.7       Form of Hampshire Warrant*
4.8       Form of 1995 Warrant*
4.9 Letter Agreement dated July 15, 1997, between the Company and Mahmoud Youssefi, including exhibits*
4.10 Letter Agreement, dated July 11, 1997, between the Company and Dr. Fenton Scruggs*
10.1 Employment Agreement, dated January 7, 1997, as amended, between the Company and Kenneth D. Van Meter*
10.2 Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated as of May 1, 1996, between the Company and Glenn West*
10.3 Termination Agreement, dated as of April 5, 1997, between the Company and Mahmoud Youssefi*
10.4      [Reserved]
10.5 Letter Agreement, dated March 13, 1997, between the Company and William Chambers*
10.6      Letter Agreement, dated July 24, 1997, between the Company and Mark
          C. Cromwell*
10.7 Exclusive OEM/Distribution Agreement, dated March 10, 1995, between the Company and InterSystem Multimedia, Inc.*
10.8 Purchase Order Agreement, dated June 26, 1995, between Tadiran Telecommunications Ltd. and the Company*
10.9 License Agreement, dated as of September 26, 1996, between the Company and En Kay Telecom Co., Ltd.*
10.10 License Agreement, dated as of February 21, 1997, between the Company and En Kay Telecom Co., Ltd.*
10.11 Remarketer Agreement, dated as of June 15, 1997, between the Company and Minerva Systems, Inc.*
10.12 Memorandum of Understanding, dated April 25, 1996, between Integrated Network Corporation and the Company*
10.13 Letter of Agreement, dated March 31, 1993, between the Company and Herzog, Heine & Geduld, Inc. and Development Agreement attached thereto*

10.14 Subcontract Agreement, dated June 26, 1997, between Unisys Corporation and the Company*
10.15 Lease Agreement for Crossroad Commons, dated November 25, 1996, as amended, between Lincoln Investment Management, Inc., as attorney in fact for the Lincoln National Life Insurance Company, and the Company*
10.16 Lease Agreement, dated November 25, 1997, between Centerpoint Plaza, L.P. and the Company**
10.17 Letter Agreement, dated October 3, 1997, between Dennis Smith and the Company**
10.18 Letter Agreement, dated January 8, 1998, between James Fultz and the Company**
11        Statement re: computation of per share earnings (included in Note
          12 to the "Notes to Financial Statements")
27        Financial Data Schedule**

___________

* Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).
**   Filed herewith.

                              INDEX TO FINANCIAL STATEMENTS

                                 CELERITY SYSTEMS, INC.

                                                                           PAGE

Report of Independent Accountants.......................................... 51
Balance Sheets............................................................. 52
Statements of Operations................................................... 54
Statements of Stockholders' Equity......................................... 55
Statements of Cash Flows................................................... 56
Notes to Financial Statements.............................................. 57

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Celerity Systems, Inc.

We have audited the accompanying balance sheets of Celerity Systems, Inc. (the "Company") as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celerity Systems, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                       COOPERS & LYBRAND L.L.P.


Knoxville, Tennessee
February 27, 1998

CELERITY SYSTEMS, INC.
BALANCE SHEETS


                                                                           DECEMBER 31,
                                                                      --------------------
                                                                    1996                1997

ASSETS

Cash and cash equivalents                                        $2,344,666          $4,592,975
Short-term investments                                                -               1,229,788
Accounts receivable, less allowance for doubtful accounts of
     $555,050 and $567,024 in 1996 and 1997, respectively           713,232           1,022,283
Interest receivable                                                   -                   4,954
Inventory                                                         1,325,903           1,161,356
Prepaid expenses                                                      -                 103,340
Costs in excess of billings on uncompleted contracts                187,749              20,963
                                                                 ----------          ----------

          Total current assets                                    4,571,550           8,135,659

Property and equipment, net                                         813,290             999,245
Other assets                                                        264,955               -
                                                                 ----------          -----------








          Total assets                                           $5,649,795           $9,134,904
                                                                 ----------           ----------
                                                                 ----------           ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                                         DECEMBER 31,
                                                                      -------------------
                                                                      1996           1997

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $   315,832    $   806,305
Accrued liabilities                                                  472,740        389,060
Warranty reserve                                                     200,000        235,000
Deferred revenue                                                     359,970           -
Interest payable                                                     150,000           -
Current portion of leases payable                                      7,821           -
Accrued management compensation                                      137,500           -
Allowance for estimated losses on uncompleted contracts              672,600           -
Billings in excess of costs and estimated earnings on
     uncompleted contracts                                           150,000           -
                                                                 -----------    ------------


          Total current liabilities                                2,466,463      1,430,365

Long-term notes payable                                            3,000,000           -
Long-term leases payable                                              19,009           -


Commitments and contingencies (Notes 5, 15 and 16)

Preferred stock, Series A, noncumulative, redeemable,
     convertible, $0.01 par value, 975,836 and zero shares
     authorized, issued and outstanding at December 31, 1996
     and 1997, respectively                                        1,813,412           -
Preferred stock, Series B, noncumulative, redeemable,
     convertible, $0.01 par value, 408,479 and zero
     shares authorized, issued and outstanding at December 31,
     1996 and 1997, respectively                                     932,720           -
Common stock, $0.001 par value, 15,000,000 shares authorized,
     1,836,476 issued and 1,819,113 outstanding, and 4,442,134
     issued and 4,104,769 outstanding at December 31, 1996 and
     1997, respectively                                                1,836         4,442
Additional paid-in capital                                         3,280,920    22,399,692
Treasury stock, at cost, 17,364 and 337,364 at December 31,
     1996 and 1997, respectively                                     (67,500)     (227,500)
Accumulated deficit                                               (5,797,065)  (14,472,095)
                                                                 -----------    -----------
          Total liabilities and stockholders' equity              $5,649,795   $ 9,134,904
                                                                 -----------   -----------
                                                                 -----------   -----------

                                       53

CELERITY SYSTEMS, INC.
STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                                    1996           1997

Revenues                                                         $2,530,097     $3,728,262

Cost of revenues                                                  3,513,023      3,344,412
                                                                 ----------     ----------
     Gross margin                                                  (982,926)       383,850

Operating expenses                                                4,491,433      4,542,542

Non-cash compensation expense                                         -          2,544,775
                                                                 ----------     ----------
     Loss from operations                                        (5,474,359)    (6,703,467)

Interest expense                                                   (150,042)      (664,687)
Interest income                                                      96,888         79,958
                                                                 ----------     ----------

     Loss before income taxes                                    (5,527,513)    (7,288,196)

Income tax benefit                                                   15,400         -
                                                                 ----------     ----------
     Net loss before extraordinary item                          (5,512,113)    (7,288,196)

Loss on early extinguishment of debt                                  -          1,386,834
                                                                 ----------     ----------
     Net loss                                                    (5,512,113)    (8,675,030)

Accretion of premiums on preferred stocks                           278,174        208,629
                                                                 ----------     ----------

     Net loss applicable to common stock                        $(5,790,287)   $(8,883,659)
                                                                -----------    -----------
                                                                -----------    -----------

Basic and diluted loss per common share (Note 12):
     Loss before extraordinary charge                                $(4.03)        $(3.59)
     Extraordinary charge                                               -             (.66)
                                                                    -------        -------

     Loss per common share                                           $(4.03)        $(4.25)
                                                                     ------         ------
                                                                     ------         ------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY



                                                             ADDITIONAL
                                                  COMMON       PAID-IN      TREASURY       ACCUMULATED
                                                  STOCK        CAPITAL        STOCK          DEFICIT
                                                  -----     -----------    ----------     ------------

Balances, January 1, 1996                         $1,217    $    91,728    $ (67,500)     $   (284,952)

Issuance of 426,648 shares of
     common stock for private
     placement offering                              427      2,532,938         -                   -
Conversion of note payable to
     190,714 shares of common
     stock                                           191        934,309         -                   -
Issuance of 1,200 shares of common
     stock under stock option plan                     1            119         -                   -
Accretion of premiums on
     preferred stocks                                  -       (278,174)        -                   -
Net loss                                               -          -             -            (5,512,113)
                                                  -------   -----------    ----------        ----------

Balances, December 31, 1996                        1,836      3,280,920      (67,500)        (5,797,065)

Grant of stock to officer                             15          -             -                   -
Exercise of employee stock options                    38          3,662         -                   -
Acquisition of 320,000 shares of
     common stock held in treasury                     -          -         (160,000)               -
Issuance of common stock warrants                      -      1,440,000         -                   -
Grant of stock options at below the
     initial public offering price                     -      2,544,775         -                   -
Issuance of 2,000,000 shares of
     common stock in initial public
     offering, net of offering expenses            2,000     12,384,758         -                   -
Accretion of premiums on
     preferred stock                                   -       (208,629)        -                   -
Conversion of 553,726 shares of
     preferred stock to common stock
     in conjunction with the initial
     public offering                                 553      2,954,206         -                   -
Net loss                                              -          -              -            (8,675,030)
                                                  ------    -----------    ----------      ------------

Balances, December 31, 1997                       $4,442    $22,399,692    $(227,500)      $(14,472,095)
                                                  ------    -----------    ----------      ------------
                                                  ------    -----------    ----------      ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS



                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                           1996           1997
Cash flows from operating activities:
     Net loss                                                         $(5,512,113)   $(8,675,030)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
        Depreciation and amortization                                     277,312        493,757
        Accretion of interest on notes payable                               -           360,000
        Loss on disposal of fixed assets                                     -             1,358
        Extraordinary loss on early extinguishment of debt                   -         1,386,834
        Compensation expense for issuance of stock options                   -         2,544,775
        Warranty reserve                                                  200,000         35,000
        Provision for doubtful accounts receivable                        555,050         11,974
        Provision for inventory obsolescence                              500,000       (155,919)
        Deferred income taxes                                             (15,400)          -
        Changes in current assets and liabilities:
          Accounts receivable                                           2,887,635       (321,025)
          Interest receivable                                                -            (4,954)
          Prepaid expenses                                                   -          (103,340)
          Inventory                                                    (1,383,416)       149,303
          Costs in excess of billings on uncompleted contracts           (187,749)       166,786
          Accounts payable                                             (1,526,213)       490,473
          Accrued expenses                                                168,451        (83,680)
          Deferred revenue                                                359,970       (359,970)
          Interest payable                                                139,508       (150,000)
          Accrued management compensation                                 137,500       (137,500)
          Allowance for estimated losses on uncompleted contracts         672,600       (672,600)
          Billings in excess of costs and estimated earnings on
            uncompleted contracts                                        (200,000)      (150,000)
                                                                      -----------    -----------
            Net cash used by operating activities                      (2,926,865)    (5,173,758)

Cash flows from investing activities:
  Purchases of property and equipment                                    (300,577)      (286,929)
  Investments in short-term instruments                                       -       (1,229,788)
                                                                      -----------    -----------


            Net cash used in investing activities                        (300,577)    (1,516,717)

Cash flows from financing activities:
  Proceeds from notes payable                                           3,000,000      2,000,000
  Principal payments on long-term debt, notes payable
     and capital leases                                                  (108,243)    (5,026,830)
     Proceeds from issuance of common stock                             2,533,485     15,003,918
     Repurchase of common stock                                              -          (160,000)
     Financing and debt issue costs                                      (338,910)    (2,878,304)
                                                                      -----------    -----------
            Net cash provided by financing activities                   5,086,332      8,938,784

Net increase in cash and cash equivalents                               1,858,890      2,248,309

Cash and cash equivalents, beginning of year                              485,776      2,344,666
                                                                      -----------    -----------

Cash and cash equivalents, end of year                                $ 2,344,666    $ 4,592,975
                                                                      -----------    -----------
                                                                      -----------    -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

     Celerity Systems, Inc., a Tennessee corporation founded in 1993, designs, develops, integrates, installs, operates and supports interactive video services hardware and software ("interactive video"). The Company also designed, developed, installed, and supported CD-ROM software products for business applications. In February 1998, the Company began to scale back CD-ROM operations to a maintenance mode (Note 16). In the interactive video services area, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market niches. The sales of interactive video products are principally made on a contract by contract basis. Currently, the principal markets for the Company's interactive video products are Korea, Israel, Taiwan and China. In the CD-ROM area, the Company provides several products for the storage and rapid retrieval of large amounts of information. The majority of the Company's existing CD-ROM customer base is in the security brokerage industry and in U.S. Government applications.

     The Company was founded under Subchapter S Corporation status. In conjunction with an equity infusion from certain outside investors in May 1995, the Company elected to become a C Corporation. Subsequent to June 30, 1997, Celerity Systems, Inc., a Delaware corporation, was formed. The Tennessee corporation was merged with the Delaware corporation in August 1997.

     The Company had two CD-ROM customers and one interactive video customer that represented 37%, 13% and 13% of its revenues in 1996, respectively. The Company had three interactive video customers and one CD-ROM customer that represented 15%, 38%, 14% and 6%, respectively, of its revenues for the year ended 1997. Export sales for the years ended December 31, 1996 and 1997, were approximately $878,450 and $2,654,796, respectively. The export sales represented 35% and 71% of revenues for the years ended December 31, 1996 and 1997, respectively. Sales related to Korea represented 41% in 1996 and 15% in 1997, while sales related to Israel were 36% in 1996 and 3% in 1997. During 1997, export sales to China and Taiwan were 38% and 14%, respectively.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments principally in bank repurchase agreements, money market accounts and certificates of deposit with one bank. The Company does not obtain collateral on its investment or deposit accounts.

     SHORT-TERM INVESTMENTS - The Company invests in debt securities and certificates of deposit with original maturities of greater than three months, principally with one financial institution. The debt securities are classified as held to maturity and are recorded at amortized cost which approximates market.

     ACCOUNTS RECEIVABLE - The Company does not require collateral or other security to support customer receivables.

     INVENTORY - Inventory, consisting primarily of electronic components for interactive video servers, is stated at the lower of cost or market, with cost being determined using the first-in first-out (FIFO) method.

     REVENUE RECOGNITION - Long-term contracts related to the Company's interactive video segment are accounted for under the percentage of completion method as these contracts extend over relatively long periods of time. The Company measures the percentage complete by contract based upon the costs incurred to date in relation to the total estimated costs for each contract. Costs are charged to contracts as incurred based upon material costs, hours dedicated to the contract, and allocations of overhead costs based on predetermined overhead rates.

     The Company entered into one short-term interactive video contract in 1996 and two others in 1997. Due to the short-term nature of these projects, revenue from these contracts is recorded by the completed contract method of accounting which provides for recognition of revenue and related costs upon completion of each contract. Costs in excess of billings on these uncompleted short-term contracts are reflected as a current asset in the accompanying balance sheet while billings in excess of costs are reflected as a current liability.

     The Company records sales of products not under contract when the related products are shipped.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally five years. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in income or expense.

     SEGMENT INFORMATION REPORTING - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In accordance with this Statement, the Company has presented segment information for the CD-ROM and interactive video segments for the years ended December 31, 1996 and 1997.

     OTHER ASSETS - Other assets consist of debt offering costs related to private placements in 1996 and 1997. The costs were amortized straight-line over the term of the related debt. Amortization expense in 1996 and 1997 was $84,726 and $210,850, respectively. The Company realized an extraordinary loss of $306,834 due to the write-off of offering costs when it paid its debt obligations upon the completion of its initial public offering (Note 8).

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred and amounted to $479,558 and $357,436 for the years ended December 31, 1996 and 1997, respectively. These amounts are included in operating expenses in the accompanying statements of operations.

     INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109). Under SFAS 109, the asset and liability method is used in accounting for income taxes, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Tax credits are accounted for as a reduction of tax expense in the year in which the credits reduce taxes payable.

     REVERSE STOCK SPLIT - In August 1997, the Board of Directors approved a 1-for-2 1/2 reverse stock split of the Company's common stock for shareholders of record. All common share and per share amounts included in the accompanying financial statements have been restated to retroactively reflect the reverse split.

     STOCK BASED COMPENSATION - On January 1, 1996, the Company adopted SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION. As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its Plans. The pro forma disclosures of the impact of SFAS 123 are described in
     Note 11 of the financial statements.

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas of estimation included in the accompanying financial statements relate principally to the collection of accounts receivable, inventory valuation and estimates of cost to complete contracts in progress.

     IMPACT OF SFAS 129 AND 130 - In February 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, which is effective for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS 130, REPORTING COMPREHENSIVE INCOME, which is effective for fiscal years beginning after December 15, 1997. The Company expects that SFAS 129 and 130 will have no material impact on the financial statements of the Company.


3.   INVENTORY

     Inventory at December 31, 1996 and 1997, consists of:

                                                     1996           1997

          Raw materials                           $1,045,530     $  876,829
          Finished goods                             780,373        628,606
                                                  ----------     ----------

                                                   1,825,903      1,505,435
          Reserve for inventory valuation           (500,000)      (344,081)
                                                  ----------     ----------

                                                  $1,325,903     $1,161,354
                                                  ----------     ----------
                                                  ----------     ----------

4.   PROPERTY AND EQUIPMENT

     Substantially all property and equipment of the Company is comprised of computers and computer related equipment, therefore all property and equipment is included in one category entitled "Property and equipment, net." Following is a schedule of the cost and related accumulated depreciation for December 31, 1996 and 1997.

                                                     1996           1997

          Property and equipment                  $1,181,552     $1,639,644
          Accumulated depreciation                  (368,262)      (640,399)
                                                  ----------     ----------

          Property and equipment, net             $  813,290     $  999,245
                                                  ----------     ----------
                                                  ----------     ----------

5.   CONTRACTS

     The Company was awarded two projects during 1995 that were accounted for under the percentage of completion method for long-term contracts.

     The Korea project had a fixed contract price of $4,227,280. The Company had recognized all of the revenue related to the Korean project prior to 1997. The Company recognized $379,000 in the year ended December 31, 1996. The Company incurred losses related to the project of $318,000 during the year ended December 31, 1996, which it recorded as they occurred. At
     December 31, 1996, management estimated that it would cost an additional $672,600 to complete the project in 1997 and recorded an allowance for estimated losses on uncompleted contracts and increased costs of revenues by this amount. The effect of the change in estimated costs to complete the Korean project was to increase the net loss by $672,600 and the loss per share by $0.47 for the year ended December 31, 1996. The Company incurred costs of $779,600 related to the project in 1997. The Company received the final acceptance certificate in the first quarter of 1998.

     The Israeli project had a fixed price of $1,044,000. The Company recognized the final $118,500 in revenue related to the Israeli project during 1997 and recognized $298,960 in 1996. The Company incurred additional costs relating to the project of approximately $205,000 during 1997 and received final acceptance on the project in the fourth quarter.

     Both long-term projects are now in the warranty period and the Company anticipates future costs will be nominal.

     The Company has recorded costs in excess of billings of $187,749 and $20,963 at December 31, 1996 and 1997, respectively, each related to one of the Company's short-term contracts accounted for under the completed contract method.

     The Company recognized $1,934,000 of revenues during 1997 upon the completion of two of its short-term contracts in Taiwan and China.

6.   INCOME TAXES

     The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 1996 and 1997, are as follows:

                                                         1996           1997
        Current:
          Allowance for doubtful accounts            $  211,000     $  215,000
          Inventory reserve                             190,000        131,000
          Warranty reserve                               76,000         89,000
          Relocation reserve                                -           21,000
          Other                                             -           43,000
          Deferred revenue                              137,000            -
          Accrued management compensation                52,000            -
                                                       --------       --------
                                                        666,000        499,000
          Valuation allowance for net current
               deferred tax assets                     (666,000)      (499,000)
                                                       --------       --------

          Total net current deferred tax asset       $      -       $      -
                                                       --------       --------
                                                       --------       --------

        Noncurrent:
          Net operating loss and research
            credit carryforwards                     $1,467,000     $3,971,000
          Stock based compensation                          -          967,000
          Property and equipment                        (72,000)      (100,000)
                                                       --------       --------

                                                      1,395,000      4,838,000
          Valuation allowance for net noncurrent
               deferred tax assets                   (1,395,000)    (4,838,000)
                                                     ----------     ----------

          Total net noncurrent deferred tax asset    $      -       $      -
                                                     ----------     ----------
                                                     ----------     ----------

     As a result of the significant pretax losses in fiscal 1996 and 1997, management can not conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset.

     The December 31, 1996 and 1997 provisions for income taxes consist of the following:



                                                                                                    1996                 1997
     Federal:
     Current tax expense                                                                       $      -            $      -
     Deferred tax expense attributable to change in valuation allowance                           1,844,100           2,460,000
     Deferred tax expense (benefit) attributable to temporary differences                          (564,100)           (687,000)
     Deferred tax benefit attributable to net operating loss and research credit carryforwards   (1,293,700)         (1,773,000)

     State:
     Current tax expense                                                                              -                   -
     Deferred tax expense attributable to change in valuation allowance                             216,900             289,000
     Deferred tax expense (benefit) attributable to temporary differences                           (66,400)            (86,000)
     Deferred tax benefit attributable to net operating loss carryforwards                         (152,200)           (203,000)
                                                                                               ------------        ------------
                                                                                               $    (15,400)       $      -
                                                                                               ------------        ------------
                                                                                               ------------        ------------

    Income tax benefit allocated to the extraordinary item was $527,000 for which the Company has a full valuation allowance.

     The Company's income tax benefit differs from that obtained by using the statutory rate of 34% as a result of the following:


                                                                     1996           1997

     Computed "expected" tax benefit                             $(1,879,000)   $(2,478,000)
     State income tax benefit, net of federal income tax effect     (221,000)      (292,000)
     Change in valuation allowance                                 2,061,000      2,749,000
     Permanent differences                                            18,000         16,000
     Other                                                             5,600          5,000
                                                                 -----------    -----------

                                                                 $   (15,400)   $      -
                                                                 -----------    -----------
                                                                 -----------    -----------


     At December 31, 1997, the Company had approximately $10,450,000 of net operating loss carryforwards and $45,000 in research credit carryforwards. These amounts are available to reduce the Company's future taxable income and expire in the years 2010 through 2012.


7.   INITIAL PUBLIC OFFERING

     On November 7, 1997, the Company closed its initial public offering of 2,000,000 shares of common stock at the purchase price of $7.50 per share, which resulted in net proceeds to the Company of approximately $12,385,000. A portion of the proceeds of the offering was used to repay indebtedness incurred in the Company's 1996 and 1997 private placements, and the remainder is intended to be used for the hiring of additional personnel, to fund the Company's sales and marketing efforts, and for working capital and general corporate purposes. In connection with the offering, 168,000 warrants were issued to purchase Common Stock at an exercise price of $12.38 with an expiration date of November 4, 2002.


8.   NOTES PAYABLE

     In June and July 1996, the Company sold 60 units for $100,000 per unit in a private placement offering to outside investors. The units consisted of one 10% Note (the "1996 Notes") in the principal amount of $50,000, 7,111 shares of common stock, and warrants to purchase 2,625 shares of common stock. Additionally, the agent received warrants to purchase 35,556 shares of common stock at $10.31 per share, sales commissions of $480,000 and reimbursement of expenses totaling $120,000. In November 1996, the Company issued an additional 867 warrants for each unit held by the outside investors in connection with the Company's default on previously outstanding investor debt, and subsequent conversion of the principal to common stock (see Note 9). All warrants issued in the 1996 placement now have an exercise price of $8.46 and will expire on the earlier of the fifth anniversary of the date of issuance of the warrant or the third anniversary of the closing of the initial public offering of the Company's securities. The warrants issued to the agent were increased to 38,852 in connection with the default and the exercise price was decreased to $9.44. These will expire five years from the date of grant.

     In August 1997, the Company sold 20 units, each consisting of a 10% Note in the principal amount of $100,000 and warrants to purchase 16,000 shares of common stock at $3.00 per share. This private placement provided approximately $1,700,000 in net proceeds to the Company. The proceeds were used principally to pay outstanding trade payables and provide working capital. Additionally, the agent received commissions of $200,000 and a $60,000 expense allowance. In connection with this placement, the Company entered into stock repurchase agreements with one of the Company's former officers and with a director. The Company paid $0.50 per share for a combined total of 320,000 shares held by the two individuals, using a portion of the funds from the private placement.

     The Company recorded debt discount and additional paid-in capital for the fair value of the warrants which was $1,440,000. The fair value of the warrants was determined based on the difference between the $7.50 public offering price and the $3.00 exercise price of the warrants. Based upon the recording of the debt discount, the notes' effective interest rate was in excess of 300%.

     Upon the initial public offering, the Company paid amounts due under both placements creating a charge of $1,386,834 in 1997 related to loss on early extinguishment of debt including write-off of capitalized financing costs.


9.   INVESTOR DEBT WITH DETACHABLE WARRANTS

     In November 1995, the Company issued twelve month promissory notes under an arrangement with certain third parties, including a number of previous investors in the Company's Series A and B Preferred Stock. The purchasers of the notes also received warrants to purchase 190,714 shares of the Company's common stock at an exercise price of $4.90 per share. When interest payments on such notes were not made by November 30, 1996, the notes automatically converted, at a rate of $4.90 per share, into an aggregate of 190,714 shares of common stock. The interest, which had been accrued on the debt, was forgiven.

     The related warrant agreements contained certain provisions which included the expiration of the warrants upon the earlier of May 31, 1998 or the issuance of shares of the Company's common stock in a public offering with an aggregate price of $5 million or more and at a Company valuation of at least $10 million. These warrants expired in November 1997 upon the effective date of the Company's initial public offering.


10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Board of Directors authorized the issuance of 975,836 shares of Series A Preferred Stock at $1.55 per share and 408,479 shares of Series B Preferred Stock at $1.96 per share in May 1995. Upon the effective date of the initial public offering, all of the Company's issued and outstanding classes of preferred stock were converted into 553,726 shares of common stock. Each class of preferred stock included certain privileges, including the accrual of premiums of 12% annually. The accretion of the premiums has been reflected as a reduction in additional paid-in capital in the accompanying financial statements.

11.  STOCK OPTIONS

     The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. Each option granted under the plan shall be exercisable only during a fixed term from the date of grant as specified by management, but generally equal to 10 years. Options are vested upon completion of three full years of service with the Company or upon the Company's issuance of at least $5 million of capital. In 1995, the Board of Directors approved the issuance of up to 178,929 options to acquire common shares of which 164,800 options were granted. In 1997, the Company established an additional stock option plan under which 200,000 options to acquire common shares may be granted. There were 70,600 shares granted under the 1997 plan during 1997.

     During 1997, the Company granted options to acquire 499,200 common shares to a member of the Company's Board and members of management outside the 1995 plan. These options are fully vested and are exercisable at $1.38 and $3.00 per share and expire ten years from the date of grant.

     A summary of outstanding options as of December 31, 1996 and 1997, and changes during the years ended on those dates is presented below:


                                                            WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                                  OPTIONS   EXERCISE PRICE      OPTIONS    EXERCISE PRICE
                                                            1996                          1997
                                                  ------------------------      -----------------------

     Outstanding at beginning of year(1)          178,800        $0.10          185,800        $0.43
     Granted                                       14,800         4.90          569,800(2)      2.62
     Exercised                                     (1,200)        0.10          (37,000)        0.10
     Forfeited                                     (6,600)        0.10          (81,400)        1.26
                                                  -------        -----          -------        -----

     Outstanding at end of year                   185,800        $0.43          637,200        $2.30
                                                  -------        -----          -------        -----
                                                  -------        -----          -------        -----

     Options exercisable at year end               74,400        $0.10          589,200        $1.92

     Weighted-average fair value per share of
     options granted during the year               14,800        $0.53          569,800        $1.56

     (1) Includes 14,000 options granted to an outside director. These options were granted outside the 1995 plan.

     (2) Includes 499,200 options granted to an outside director and members of management. These options were granted outside the 1995 and 1997 plans.

     The following table summarizes information about stock options at December 31, 1997:



                                  OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                            ---------------------------------              -------------------------------
                             NUMBER          WEIGHTED-AVERAGE                NUMBER            WEIGHTED
          RANGE OF         OUTSTANDING          REMAINING                  EXERCISABLE         AVERAGE
     EXERCISE PRICES       AT 12/31/97       CONTRACTUAL LIFE              AT 12/31/97      EXERCISE PRICE
     ---------------     -------------       ----------------              -----------      --------------

          $0.10               96,800              7.99                        96,800           $0.10
          $1.38              231,800              9.40                       231,800           $1.38
          $3.00              250,000              9.58                       250,000           $3.00
          $4.90               10,600              8.33                        10,600           $4.90
          $7.00               48,000              9.92                          -                -

     The Company recorded compensation expense of $2,544,775 related to options granted in April, June and July 1997, as the exercise price of the options was less than the initial public offering price of the Company's common stock at grant dates.

     The Company recorded no compensation expense related to the options granted in 1996, or subsequent to the initial public offering as the exercise price of the options was equal to the fair market value of the Company's common stock at grant dates. Had compensation cost for the option grants been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below at December 31:


                                         1996                           1997
                              ------------------------      --------------------------
                                 AS                              AS
                              REPORTED        PRO FORMA       REPORTED      PRO FORMA

     Net loss                 $(5,512,113)   $(5,519,984)   $(8,675,030)   $(8,684,585)
     Net loss per share            $4.03          $4.03          $4.25          $4.25

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend growth rate of 0% for both 1996 and 1997, expected volatility of zero in 1996 and .696 in 1997, risk-free interest rate of 6.46% in 1996 and 5.71% in 1997, and expected lives of 10 years.


12.  LOSS PER SHARE

     Effective December 31, 1997, the Company adopted SFAS 128, EARNINGS PER SHARE. Under SFAS 128, basic and diluted loss per share were $4.03 and $4.25 for the years ended December 31, 1996 and 1997, respectively. Basic loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                       1996          1997

     LOSS
     Basic and diluted:
        Loss available to common stockholders       $(5,790,297) $(8,883,659)
                                                    -----------   ----------
                                                    -----------   ----------

     SHARES
     Basic and diluted:
        Weighted average common shares outstanding    1,437,767    2,090,320
                                                    -----------   ----------
                                                    -----------   ----------


13.  SEGMENT INFORMATION

     At December 31, 1996 and 1997, the Company had two reportable segments:
     CD-ROM and interactive video. The CD-ROM segment includes the design, development, installation and support of CD-ROM storage and imaging software products for business applications. The interactive video segment includes the design, development, integration, installation, operation and support of interactive video services hardware and software. The Company's two reportable segments offer different products and services and market such products to different customer bases. The two segments are managed separately because each business requires different technology and marketing strategies. The two segments evolved over the life of the Company and have specifically identifiable tangible assets. The segments share certain corporate assets and, as such, those are not specifically identified in the segment information.

     Summarized financial information by business segment for the year ended December 31, 1996 and 1997, approximates the following:



                                                                   INTERACTIVE
                                                    CD-ROM            VIDEO        TOTALS
     1996

     Revenues from external customers             $1,809,400     $    720,697   $2,530,097

     Depreciation and amortization                    71,700          187,200      258,900
     Segment operating loss                         (411,477)      (5,062,882)  (5,474,359)
     Other significant noncash items:
          Bad debt provision                            -             555,050      555,050
          Inventory valuation provision                 -             500,000      500,000
     Segment assets                                  530,900        2,432,500    2,963,400

     Expenditures for segment long-lived assets       66,800          214,900      281,700


                                                                INTERACTIVE
                                                     CD-ROM        VIDEO           TOTALS
     1997


     Revenues from external customers             $1,038,869     $2,689,393     $3,728,262

     Depreciation and amortization                   110,177        346,421        456,598
     Segment operating loss                       (1,444,924)    (5,228,328)    (6,673,252)
     Segment  assets                                 390,186      2,694,493      3,084,679
     Expenditures for segment long-lived assets       26,951        172,100        199,051

     The total of the segment assets reported above varies from the total assets of the Company due to the inability to allocate corporate assets. The corporate assets consist of cash, fixed assets, offering costs, and other assets. The following is a reconciliation of the Company's total assets, depreciation and amortization expense, and cash expenditures for assets to the totals of the segments' reported above:



                                                                    1996           1997
     ASSETS
     Total assets of the segments                                $2,963,400     $3,084,679
     Unallocated corporate assets                                 2,686,395      6,050,225
                                                                 ----------     ----------

          Total assets                                           $5,649,795     $9,134,904
                                                                 ----------     ----------
                                                                 ----------     ----------

     DEPRECIATION AND AMORTIZATION EXPENSE
     Segment depreciation and amortization                         $258,900       $456,598
     Unallocated corporate depreciation                              18,412         37,159
                                                                 ----------     ----------

          Total depreciation and amortization expense              $277,312       $493,757
                                                                 ----------     ----------
                                                                 ----------     ----------
     SEGMENT LOSS
     Total segment loss                                         $(5,474,359)   $(6,673,252)
     Unallocated corporate interest and extraordinary loss          (37,754)    (2,001,778)
                                                                 ----------     ----------

          Total net loss                                        $(5,512,113)   $(8,675,030)
                                                                 ----------     ----------
                                                                 ----------     ----------
     EXPENDITURES FOR LONG-LIVED ASSETS
     Segment expenditures for long-lived assets                    $281,700       $199,051
     Unallocated corporate expenditures for long-lived assets        18,877         87,878
                                                                 ----------     ----------

          Total expenditures for long-lived assets                 $300,577       $286,929
                                                                 ----------     ----------
                                                                 ----------     ----------

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided contains allocations of certain corporate assets and expenses which are shared by each of the segments. The allocations are generally based on a 25%/75% basis for the CD-ROM and interactive video segments, respectively. Neither of the segments have financial operations and, therefore, there are no material amounts of interest revenue or expense generated. There was a net interest expense for the Company of $53,154 and $584,729 for the years ended December 31, 1996 and 1997, respectively. The segment profit (loss) amounts do not contain amounts attributable to the Company's net interest expense, corporate income tax benefit, extraordinary loss or accretion of premiums on preferred stock.



14.  CASH FLOWS

     Supplemental disclosure of cash flow information for the years ended December 31, 1996 and 1997 is as follows:

                                                  1996           1997

     Cash paid during the year for:
          Interest                               $9,973        $454,687

     Noncash investing and financing activities:

          The Company recorded $278,174 and $208,629 and for accretion of interest on preferred stocks in 1996 and 1997, respectively. The preferred stock was converted to 553,726 shares of common stock upon the closing of the Company's initial public offering in November 1997.

          Notes payable of $934,500 were converted to the Company's common stock in 1996.


15.  LEASES

     Operating leases - The Company leases office space and certain equipment under operating leases. In the fourth quarter of 1997, the Company entered into a new lease for office space into which the Company moved in the first quarter of 1998. Future minimum lease payments by year, and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1997, are as follows:

                         1998                          $  548,244
                         1999                             646,629
                         2000                             504,440
                         2001                             513,488
                         2002                             511,819
                         Thereafter                     1,038,314
                                                       ----------

                                                       $3,762,934
                                                       ----------
                                                       ----------


     Rent expense for operating leases was $126,903 and $158,353 in 1996 and 1997, respectively.

16.  SUBSEQUENT EVENT

     In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues and the Company's need to focus its efforts and resources on the interactive video segment. The Company has reduced its personnel in the CD-ROM segment from approximately 13 employees to fewer than five. The Company is not actively marketing its CD-ROM products, nor is it developing any new CD-ROM products, product upgrades or features. The Company is continuing to maintain existing customer relationships by providing technical support and filling sales orders. While the Company has not developed a formal plan for disposal, management intends to sell or wind down its CD-ROM business, including the technology and the customer list relating to the CD-ROM segment, which have no recorded value. Management believes that the recorded value of furniture, equipment and inventory relating to the CD-ROM segment will be fully recovered and no write-down for impairment is necessary.

                                        SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERITY SYSTEMS, INC.

/s/ Kenneth D. Van Meter      President and
-------------------------     Chief Executive Officer       March 30, 1998
Kenneth D. Van Meter


     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     Signature                     Title                         Date


/s/ Kenneth D. Van Meter  President, Chief Executive Officer   March 30, 1998
------------------------   and Chairman of the Board
Kenneth D. Van Meter       (Principal Executive Officer)

/s/ Thomas E. Welch       Controller (Principal                March 30, 1998
--------------------       Financial Officer)
Thomas E. Welch

/s/ Glenn West            Executive Vice President and         March 31, 1998
--------------------       Director
Glenn West

/s/ Fenton Scruggs        Director                             March 31, 1998
--------------------
Fenton Scruggs

/s/ Mark Braunstein       Director                             March 31, 1998
---------------------
Mark Braunstein

                                    EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION

3.1       Certificate of Incorporation of Celerity Systems, Inc.*
3.2       By laws of Celerity Systems, Inc.*
4.1       Form of Underwriter's Warrant*
4.2       1995 Stock Option Plan*
4.3       1997 Stock Option Plan*
4.4       Form of Stock Certificate*
4.5       Form of Bridge Warrant*
4.6       Form of 1996 Warrant*
4.7       Form of Hampshire Warrant*
4.8       Form of 1995 Warrant*
4.9 Letter Agreement dated July 15, 1997, between the Company and Mahmoud Youssefi, including exhibits*
4.10 Letter Agreement, dated July 11, 1997, between the Company and Dr. Fenton Scruggs*
10.1 Employment Agreement, dated January 7, 1997, as amended, between the Company and Kenneth D. Van Meter*
10.2 Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated as of May 1, 1996, between the Company and Glenn West*
10.3 Termination Agreement, dated as of April 5, 1997, between the Company and Mahmoud Youssefi*
10.4      [Reserved]
10.5 Letter Agreement, dated March 13, 1997, between the Company and William Chambers*
10.6      Letter Agreement, dated July 24, 1997, between the Company and Mark
          C. Cromwell*
10.7 Exclusive OEM/Distribution Agreement, dated March 10, 1995, between the Company and InterSystem Multimedia, Inc.*
10.8 Purchase Order Agreement, dated June 26, 1995, between Tadiran Telecommunications Ltd. and the Company*
10.9 License Agreement, dated as of September 26, 1996, between the Company and En Kay Telecom Co., Ltd.*
10.10 License Agreement, dated as of February 21, 1997, between the Company and En Kay Telecom Co., Ltd.*
10.11 Remarketer Agreement, dated as of June 15, 1997, between the Company and Minerva Systems, Inc.*
10.12 Memorandum of Understanding, dated April 25, 1996, between Integrated Network Corporation and the Company*
10.13 Letter of Agreement, dated March 31, 1993, between the Company and Herzog, Heine & Geduld, Inc. and Development Agreement attached thereto*
10.14 Subcontract Agreement, dated June 26, 1997, between Unisys Corporation and the Company*
10.15 Lease Agreement for Crossroad Commons, dated November 25, 1996, as amended, between Lincoln Investment Management, Inc., as attorney in fact for the Lincoln National Life Insurance Company, and the Company*
10.16 Lease Agreement, dated November 25, 1997, between Centerpoint Plaza, L.P. and the Company**
10.17 Letter Agreement, dated October 3, 1997, between Dennis Smith and the Company**
10.18 Letter Agreement, dated January 8, 1998, between James Fultz and the Company**
11        Statement re: computation of per share earnings (included in Note
          12 to the "Notes to Financial Statements")
27        Financial Data Schedule**

___________

* Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).
**   Filed herewith.