Form 10QSB
period 1998-03-31
CELERITY SYSTEMS INC
filed 1998-05-18
CIK 1006459

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                         Commission File Number: 0-23279
                                                 -------

                             Celerity Systems, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          Delaware                                       52-2050585
          --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                           1400 Centerpoint Boulevard
                           Knoxville, Tennessee 37932
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (423) 539-5300
                         -------------------------------
                         (Registrant's telephone number)

   (Former Name, Former Address and Former Fiscal Year, if changed since last
                                    Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes |X| No | |

As of May 12, 1998, 4,131,169 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |__|  No |X|

                             CELERITY SYSTEMS, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      INDEX

                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

      Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997....3

      Statements of Operations (unaudited) for the three months ended
      March 31, 1998 and 1997..................................................4

      Statement of Stockholders' Equity as of March 31, 1998 (unaudited)
      and January 1, 1998......................................................5

      Statements of Cash Flows (unaudited) for the three months ended
      March 31, 1998 and 1997..................................................6

      Notes to Unaudited Financial Statements..................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.............9


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 6.  Exhibits and Reports on Form 8-K.....................................14

      Signatures..............................................................15

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

CELERITY SYSTEMS, INC.
Balance Sheets
                                                 December 31,      March 31,
                                                 ------------      ---------
                                                     1997            1998
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                       $  4,592,975    $  1,961,705
Short-term investments                             1,229,788       1,239,181
Accounts receivable, less allowance for
  doubtful accounts of $567,024 in
  1997 and 1998                                    1,022,283         716,774
Interest receivable                                    4,954              --
Inventory                                          1,161,356       1,813,627
Prepaid expenses                                     103,340         212,199
Costs in excess of billings on
  uncompleted contracts                               20,963              --
                                                ------------    ------------

      Total current assets                         8,135,659       5,943,486

Property and equipment, net                          999,245       1,225,061
                                                ------------    ------------
      Total assets                              $  9,134,904    $  7,168,547
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                $    806,305    $    376,914
Accrued liabilities                                  389,060         678,050
Warranty reserve                                     235,000         235,000
                                                ------------    ------------
      Total current liabilities                    1,430,365       1,289,964

Common stock, $0.001 par value,
  15,000,000 shares authorized,
  4,442,134 issued and 4,104,769
  outstanding, and 4,467,734
  issued and 4,130,369 outstanding
  at December 31, 1997 and March
  31, 1998, respectively                               4,442           4,468
Additional paid-in capital                        22,399,692      22,402,226
Treasury stock, at cost                             (227,500)       (227,500)
Accumulated deficit                              (14,472,095)    (16,300,611)
                                                ------------    ------------
      Total liabilities and
       stockholders' equity                     $  9,134,904    $  7,168,547
                                                ============    ============

    The accompanying notes are an integral part of these unaudited financial statements.

CELERITY SYSTEMS, INC.
Statements of Operations

                                                         Three months ended
                                                              March 31,
                                                   ----------------------------
                                                       1997             1998
                                                             (unaudited)
Revenues                                           $   243,609      $   722,786

Cost of revenues                                       475,037          705,155
                                                   -----------      -----------

  Gross margin                                        (231,428)          17,631

Operating expenses                                     721,562        1,656,936
                                                   -----------      -----------

  Loss from operations                                (952,990)      (1,639,305)

Interest expense                                       (76,845)             (13)
Interest income                                         16,689           42,521
                                                   -----------      -----------

  Net loss from continuing operations               (1,013,146)      (1,596,797)

Discontinued operations (Note 5):
  Loss from operations of discontinued
    CD-ROM segment                                    (268,410)        (231,719)
                                                   -----------      -----------

  Net loss                                          (1,281,556)      (1,828,516)

Accretion of premiums on preferred stocks               69,543               --
                                                   -----------      -----------

  Net loss applicable to common stock              $(1,351,099)     $(1,828,516)
                                                   ===========      ===========

Basic and diluted loss per common share
 (Note 4):
  Loss from continuing operations                  $      (.59)     $      (.38)
  Discontinued operations                                 (.15)            (.06)
                                                   -----------      -----------

  Loss per common share                            $      (.74)     $      (.44)
                                                   ===========      ===========

    The accompanying notes are an integral part of these unaudited financial statements.

CELERITY SYSTEMS, INC.
Statement of Stockholders' Equity
Unaudited

                                                     Additional
                                        Common         Paid-In        Treasury      Accumulated
                                         Stock         Capital          Stock         Deficit
                                     ------------   ------------   ------------    ------------
Balances, January 1, 1998            $      4,442   $ 22,399,692   $   (227,500)   $(14,472,095)

Exercise of employee stock options             26          2,534             --              --

Net loss                                       --             --             --      (1,828,516)
                                     ------------   ------------   ------------    ------------

Balances, March 31, 1998             $      4,468   $ 22,402,226   $   (227,500)   $(16,300,611)
                                     ============   ============   ============    ============

    The accompanying notes are an integral part of these unaudited financial statements.

CELERITY SYSTEMS, INC.
Statements of Cash Flows

                                                         Three months ended
                                                               March 31,
                                                     --------------------------
                                                          1997          1998
                                                             (unaudited)
Cash flows from operating activities:
 Net loss                                            $(1,281,556)   $(1,828,516)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                        103,819         96,812
    Loss on disposal of fixed assets                          --         29,622
    Provision for doubtful accounts receivable            15,000             --
    Changes in current assets and liabilities:
      Accounts receivable                                252,673        305,509
      Interest receivable                                     --          4,954
      Prepaid expenses                                   (56,088)      (108,859)
      Inventory                                         (259,177)      (652,271)
      Costs in excess of billings on
        uncompleted contracts                            (37,591)        20,963
      Accounts payable                                   259,744       (429,391)
      Accrued expenses                                    77,447        288,990
      Deferred revenue                                  (180,000)            --
                                                     -----------    -----------

        Net cash used in operating activities         (1,105,729)    (2,272,187)

Cash flows from investing activities:
 Purchases of property and equipment                    (137,162)      (352,249)
 Investments in short-term instruments                        --         (9,394)
                                                     -----------    -----------

       Net cash used in investing activities            (137,162)      (361,643)

Cash flows from financing activities:
  Principal payments on capital leases                    (2,413)            --
  Net proceeds from issuance of common stock                  --          2,560
                                                                    -----------

       Net cash provided (used) in
        financing activities                              (2,413)         2,560

Net decrease in cash and cash equivalents             (1,245,304)    (2,631,270)

Cash and cash equivalents, beginning of quarter        2,344,666      4,592,975
                                                     -----------    -----------
Cash and cash equivalents, end of quarter            $ 1,099,362    $ 1,961,705
                                                     ===========    ===========

    The accompanying notes are an integral part of these unaudited financial statements.

CELERITY SYSTEMS, INC.

Notes to Unaudited Financial Statements

1.    Presentation of Unaudited Interim Financial Statements

      Information in the accompanying interim financial statements and notes to the financial statements for the interim periods as of and for the three months ended March 31, 1997 and 1998, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1997.

2.    Impact of SFAS 132

      In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, which will be effective for fiscal years beginning after December 31, 1997. This Standard will have no material impact on the Company.

3.    Contracts

      The Company received final customer acceptance on its Korean long-term project in the first quarter of 1998.

      The Company recognized approximately $710,000 of revenues during the first quarter of 1998, upon the completion of one of its short-term China projects. The Company recognized $594,000 in costs of goods sold related to this project, which were capitalized over the life of the project.

4.    Loss Per Share

      Effective December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. Under SFAS 128, basic and diluted loss per share was $(.74) and $(.44) for the quarters ended March 31, 1997 and 1998, respectively. Basic loss per share was computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

      Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                              March 31,
                                                     --------------------------
                                                         1997           1998
                                                             (unaudited)
      Loss
         Basic and diluted:
           Loss applicable to common stockholders    $(1,351,099)   $(1,828,516)
                                                     ===========    ===========
      Shares
         Basic and diluted:
           Weighted average common shares
             outstanding                               1,819,113      4,116,711
                                                     ===========    ===========

5.    Discontinued Operations

      In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal which became effective in May 1998. The Company anticipates selling the segment within the next eight months. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory on hand is available for sale; however, the Company continues to sell the inventory as existing customers request such merchandise. Thus, management cannot determine which assets will be remaining at the time of the disposal. There was approximately $87,000 of CD-ROM inventory on hand as of March 31, 1998. The Company anticipates that it will have a gain on disposal of the segment which is not reflected in the accompanying financial statements; however, there can be no assurance that the Company will realize any proceeds from the disposition of the segment.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

Item 2. Management's Discussion and Analysis or Plan of Operations

      The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Form 10-QSB. Statements in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth herein and in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such risks include, without limitation, the Company's history of losses and accumulated deficit, and need for additional financing; risks applicable to foreign sales, the lack of assurance of the Company's technological success, competition and others. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

Overview

      The Company focused most of its efforts during the first three months of 1998 on completing current interactive video segment projects and seeking new projects. The Company received final acceptance on its Korea Telecom project during the first quarter of 1998. The Company also completed its second China project with the Beijing Telecom Authority ("BTA"); the completion of the BTA project resulted in the recognition of approximately $710,000 in revenue. The value of the BTA contract represented essentially all of the Company's interactive video revenues during the first quarter of 1998. The Company had capitalized approximately $594,000 in costs associated with the BTA project, which were recognized as costs of revenues upon the project's completion.

      The Company also spent significant time and effort during the first quarter preparing to occupy its new facility, which provides the additional space to support the anticipated growth of its business. The new facility has research and development laboratories, a training center, demonstration facilities, and a large, well-equipped production environment. The Company moved into the facility on March 27, 1998.

      In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company has developed a formal plan of disposal which became effective in May 1998; therefore, the Company has begun to account for the CD-ROM segment as a discontinued operation. The segment generated a net loss of approximately $232,000 and $268,000 for the three months ended March 31, 1998 and 1997, respectively. The CD-ROM segment had one customer that represented 51% of its revenues during the first quarter of 1997, and another which represented the same percentage of revenues during the first quarter of 1998. The Company is currently taking steps to find a qualified buyer of the segment, although there can be no assurance that the Company will realize any proceeds from the disposition of the segment. See Note 5 to the "Notes to Unaudited Financial Statements." Sales of interactive video products accounted for 94% and 64% of revenues for the three months ended March 31, 1998 and 1997, respectively. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

      The Company also has expended considerable efforts toward filling its open sales and marketing positions. The Company hired a Vice President of Sales and Marketing in January and has also filled two of its seven regional sales manager positions. The Company also has begun to implement its comprehensive international and domestic sales and marketing plan. Accordingly, the period-to-period comparison set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

      There are inherent risks associated with foreign sales, including the difficulty of enforcing agreements against foreign-based customers, political and economic instability, shipping delays, foreign taxes, and export restrictions. The Company believes that one planned interactive video project was withdrawn by a potential customer of the Company in the first quarter of 1998 as a result of the current Asian currency and economic crisis. The Company has significant experience in international business and sees this as a continuing market for the Company. The Company also intends to focus sales and marketing efforts in domestic markets.

      The Company continued its efforts to develop, produce and sell new interactive video products. The Company continued development efforts related to its T 6000 digital set top box, which it expects to have in production by the end of the third quarter of 1998. The CTL 8500 digital baseband server, aimed at the analog hospitality and cable markets, is expected to be in production by the end of 1998.

      The Company furthered its plan to achieve strategic partnerships by signing agreements with Strategic Group of Bridgewater, New Jersey, and Speer Communications of Nashville, Tennessee. The Strategic Group has agreed to author a digital shopping application, and may author other digital applications to run on the Company's servers. The Speer transaction potentially provides digital content and applications authoring, encoding, content storage and distribution and joint marketing.

Results of Operations -- Interactive Video Segment

Three Months Ended March 31, 1998, Compared to Three Months Ended March 31,1997

      Revenues. Revenues for the three months ended March 31, 1998 were approximately $723,000 as compared to approximately $244,000 for the same period in 1997. The increase reflects approximately $710,000 of revenue recognized in 1998 upon the completion of the BTA project. The majority of revenues for the three months ended March 31, 1997 was recognized under the Company's 1996 agreement with En K ("En K").

      Costs of Revenues. Costs of revenues for the three months ended March 31, 1998, were approximately $705,000, or 98% of revenues, as compared to approximately $475,000 or 195% of revenues, for the same period in 1997. The Company's gross margin was approximately $18,000 for the three months ended March 31, 1998, as compared to a loss of approximately $231,000 for the same period in 1997.

      The increase in costs of revenues was due to the Company's completion of its efforts on the BTA project. The Company recognized approximately $594,000 in costs of revenues, which it had capitalized over the life of the project. Materials costs during the first three months of 1998 were approximately $465,000 as compared to approximately $12,000 for the same period in 1997. The lower materials costs in the first three months of 1997 was due to the fact that the Company's 1996 agreement with En K did not involve significant materials costs. Labor costs for the first three months of 1997 were approximately $381,000 as compared to approximately $103,000 for the same period in 1998. The higher labor costs in the first three months of 1997 were due to the Company's efforts to complete its long-term projects, as well as work being performed under the Company's 1996 agreement with En K. Costs of revenues represented a greater percentage of revenues for the first three months of 1997 because there were no revenues remaining to be recognized under the Company's long-term projects to offset the labor costs.

      Operating Expenses. Operating expenses for the three months ended March 31, 1998, were approximately $1,657,000 as compared to approximately $722,000 for the same period in 1997.

      Operating expenses were significantly greater in almost all categories in the first three months of 1998 as compared to the same period in 1997, due to the Company's efforts to achieve better performance and prepare for potential growth. The increase in operating expenses in the first three months of 1998 as compared to the same period in 1997 was primarily due to a $615,000 increase in operating wage expenses in the first three months of 1998. In particular, the Company filled a number of key positions, including CEO, and Vice Presidents of Business Development, Sales and Marketing, Engineering, and Operations following the first quarter of 1997. In addition, additional personnel were hired in several key areas, including training and documentation, production, quality assurance, sales, marketing, human resources, accounting, research and architecture, engineering development, installation and maintenance, and customer service. During the first three months of 1997, the Company utilized contractors on a short-term basis due to the temporary nature of the projects involved or the Company's inability to hire, on short notice, fully qualified permanent staff, resulting in an increase of approximately $180,000 in expenses related to the retention of contractors, consultants, and recruiters from the three months ended March 31, 1997, as compared to the same period in 1998.

      Net Loss. As a result of the above factors, net loss for the three months ended March 31, 1998 was approximately $1,828,000 as compared to a net loss of approximately $1,282,000 for the same period in 1997.

Liquidity and Capital Resources

      The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt to accredited investors, some of which are customers or principals of the Company's customers. One of the Company's founders funded the initial operations through equity infusions totaling $155,000 in 1993. In 1994, that founder loaned the Company an additional $75,000 which, together with $12,784 in accrued interest, was converted to 17,915 shares of Common Stock on December 31, 1995. During 1995, the Company received net proceeds in the aggregate amount of $3,252,619 through the issuance for approximately $1,517,500 of 975,836 shares of Series A Preferred Stock and warrants to purchase 408,479 shares of Series B Preferred Stock (the "Series B Warrants"). During 1995, the Company also received approximately $800,600 of net proceeds from the exercise of the Series B Warrants and $934,500 of net proceeds from the sale of convertible notes and warrants. During 1996, in connection with the 1996 Placement, the Company received net proceeds of approximately $5,404,300 through the private placement of units consisting of Common Stock, notes, and warrants consummated on June 30 and July 17, 1996. The net proceeds from the 1996 Placement were used to pay overdue trade accounts payable, fund the Company's long-term projects, and fund the Company's working capital needs. Also in 1996, the Company converted the debt issued in 1995 into shares of Common Stock at a conversion rate of $4.90 per share. In August 1997, the Company received net proceeds of approximately $1,700,000 from the Bridge Financing, consisting of a private placement of $2,000,000 principal amount of the Bridge Notes and Bridge Warrants, which was consummated on August 8, 1997. The effective interest rate of the Bridge Notes was in excess of 300%, and the Company was required to recognize non-cash interest expense and loss on early extinguishment of debt of approximately $1,440,000 upon the anticipated repayment of the Bridge Notes upon consummation of the Offering. In addition, the Company recognized non-cash expenses of approximately $307,000 consisting of the write-off of previously capitalized expenses incurred in connection with the Bridge Financing and the 1996 Placement. In connection with such private placement the Company repurchased 240,000 shares of Common Stock from a former officer and 80,000 shares of Common Stock from a director of the Company for aggregate consideration of $160,000 ($0.50 per share).

      In November 1997, the Company consummated its initial public offering (the "IPO"), in which 2,000,000 shares of Common Stock were sold at a purchase price of $7.50 per share. The Company realized net proceeds of approximately $12,386,800 from the IPO, of which approximately $5,446,000 was used to repay the principal amount of the 1996 Notes and Bridge notes, together with accrued interest thereon. The Company believes that the net proceeds of the IPO, together with funds generated from operations, will be sufficient to satisfy its operating and capital requirements for approximately the next nine months. Such belief is based on certain assumptions, and there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements. There can be no assurance that the Company will be able to obtain any such required additional capital on a timely basis, on favorable terms, or at all.

      Since its inception in January 1993 and through March 31, 1998 the Company had an accumulated deficit of approximately $16,301,000. The Company expects to incur operating losses for the indefinite future as it continues to add staff and other resources and to increase its sales efforts. The Company has not received orders for any new interactive video projects since June 1997. There can be no assurance as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

      The Company's accounts receivable turnover ratio for the three months ended March 31, 1998 was .51 as compared to .22 for the same period in 1997. There has been little change between the periods in the amount of revenues relative to the size of the receivables balance. However, revenues did increase drastically on a percentage basis between the two periods. Because the accounts receivable turnover ratio is so low, the change in the revenue amounts created the increase in the turnover ratio. There was a slight increase in the average receivables balance due principally to billings on its China projects that had been outstanding at the end of 1997 and the end of the first quarter of 1998. The receivables turnover continues to be adversely affected due to the Company's long outstanding receivables related to its long-term projects in Korea and Israel. The Korean receivable was written off in 1996.

      The inventory turnover ratio for the three months ended March 31, 1998 was .47 as compared to .33 for the same period in 1997. The average inventory balance between the two periods remained consistent at approximately $1,400,000. Costs of revenues increased slightly for the three months ended March 31, 1998 as compared to the same period in 1997, due to the completion of the BTA project. The lack of revenues has adversely affected the inventory turnover ratio.

      At March 31, 1998, the Company had cash and cash equivalents totaling approximately $1,962,000, liquid short-term investments approximating $1,239,000 and a net working capital of approximately $4,654,000. The Company had no significant capital spending or purchase commitments at March 31, 1998, other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

      The Company has no existing lines of credit or other financing arrangements with lending institutions.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

      From November 4, 1997, when the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective, through March 31, 1998, approximately $5,450,000 of the net proceeds of the IPO was applied to repay indebtedness, $40,000 was applied to payments under a termination agreement with a former officer, $253,000 was applied to the payment to and cost of recruiting and relocating additional engineering personnel, $187,000 was used for the recruitment and relocation of sales and marketing personnel, and approximately $69,000 was used for the addition of necessary administrative personnel. The Company spent approximately $345,000 in connection with its move into the new facility. Approximately $3,724,000 was applied to working capital purposes since the close of the IPO, which is approximately $2,666,000 in excess of the amount allocated to working capital in the Registration Statement. Approximately $267,000 of the proceeds represented payroll for officers of the Company. Approximately $1,961,700 of the net proceeds of the IPO were, at March 31, 1998, invested in a commercial bank investment account and in cash equivalents and approximately $1,239,000 was invested in liquid low risk short-term instruments. As disclosed in the Registration Statement, the Company has reapportioned, and will continue to reapportion, the net proceeds of the IPO among the categories listed in the Registration statement or to new categories in response to, among other things, changes in its plans, employment needs, industry conditions and future revenues and expenditures.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Exhibit 11 Statement re: computation of per share earnings (included in Note 4 of the "Notes to Unaudited Financial Statements")

            Exhibit 27  Financial Data Schedule

      (b)   Reports on Form 8-K (None)

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 1998

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