Form 10QSB
period 1998-06-30
CELERITY SYSTEMS INC
filed 1998-08-14
CIK 1006459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

  /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23279

                            ------------------------

                             CELERITY SYSTEMS, INC.

             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                             52-2050585
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                           1400 CENTERPOINT BOULEVARD
                           KNOXVILLE, TENNESSEE 37932
                    (Address of principal executive offices)

                                 (423) 539-5300
                        (Registrant's telephone number)

   (Former Name, Former Address and Former Fiscal Year, if changed since last
                                    Report)

                            ------------------------

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
/X/  No / /

    As of August 12, 1998, 4,139,169 shares of the issuer's common stock were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CELERITY SYSTEMS, INC.
                                  FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     INDEX

                                                                                                              PAGE
                                                                                                              -----

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements.......................................................................           3

      Condensed Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997.....................           3

      Condensed Statements of Operations (unaudited) for the three months ended June 30, 1998 and 1997
       and the six months ended June 30, 1998 and 1997...................................................           4

      Condensed Statement of Stockholders' Equity as of June 30, 1998 (unaudited) and January 1, 1998....
                                                                                                                    5

      Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 1998 and 1997.....
                                                                                                                    6

     Notes to Unaudited Financial Statements.............................................................           7

Item 2.       Management's Discussion and Analysis or Plan of Operation..................................           9

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..................................................          14

Item 6.       Exhibits and Reports on Form 8-K...........................................................          14

     Signatures..........................................................................................          15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
  CELERITY SYSTEMS, INC.
  CONDENSED BALANCE SHEETS

                                                                                      DECEMBER 31,     JUNE 30,
                                                                                          1997           1998
                                                                                      -------------  -------------
                                                                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents...........................................................  $   4,592,975  $   1,014,670
Short-term investments..............................................................      1,229,788       --
Accounts receivable, less allowance for doubtful accounts of $567,024 in 1997 and
  1998, respectively................................................................      1,022,283        638,950
Interest receivable.................................................................          4,954       --
Inventory...........................................................................      1,161,356      1,562,681
Prepaid expenses....................................................................        103,340         91,528
Costs in excess of billings on uncompleted contracts................................         20,963       --
                                                                                      -------------  -------------
    Total current assets............................................................      8,135,659      3,307,829
Property and equipment, net.........................................................        999,245      1,880,642
                                                                                      -------------  -------------
    Total assets....................................................................  $   9,134,904  $   5,188,471
                                                                                      -------------  -------------
                                                                                      -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................................................................  $     806,305  $     234,585
Accrued liabilities.................................................................        389,060        337,854
Warranty reserve....................................................................        235,000        232,087
Current portion of leases payable...................................................       --               70,264
                                                                                      -------------  -------------
    Total current liabilities.......................................................      1,430,365        874,790
Long-term leases payable............................................................       --              188,503
Common stock, $0.001 par value, 15,000,000 shares authorized, 4,442,134 issued and
  4,104,769 outstanding at December 31,1997 and 4,476,534 issued and 4,139,169
  outstanding at June 30, 1998, respectively........................................          4,442          4,476
Additional paid-in capital..........................................................     22,399,692     22,403,098
Treasury stock, at cost.............................................................       (227,500)      (227,500)
Accumulated deficit.................................................................    (14,472,095)   (18,054,896)
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................  $   9,134,904  $   5,188,471
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                        ----------------------------  ----------------------------
                                                            1997           1998           1997           1998
                                                        -------------  -------------  -------------  -------------
                                                                (UNAUDITED)                   (UNAUDITED)
Revenues..............................................  $     512,083  $           0  $     755,692  $     722,786
Cost of revenues......................................        447,332         91,830        933,098        796,964
                                                        -------------  -------------  -------------  -------------
  Gross margin (loss).................................         64,751        (91,830)      (177,406)       (74,178)
Operating expenses....................................        783,607      1,807,479      1,494,440      3,464,456
Non-cash compensation expense.........................      1,541,050       --            1,541,050       --
                                                        -------------  -------------  -------------  -------------
Loss from operations..................................     (2,259,906)    (1,899,309)    (3,212,896)    (3,538,634)
Interest expense......................................        (76,540)         (  --)      (153,386)           (13)
Interest income.......................................          4,962         42,241         21,651         84,763
                                                        -------------  -------------  -------------  -------------
  Loss from continuing operations.....................     (2,331,484)    (1,857,068)    (3,344,631)    (3,453,884)
Discontinued operations (Note 5):
  Income(loss) from operations of discontinued CD-ROM
    segment...........................................       (212,053)       118,160       (480,462)      (113,559)
  Loss on disposal....................................       --              (15,358)      --              (15,358)
                                                        -------------  -------------  -------------  -------------
Net loss..............................................     (2,543,537)    (1,754,266)    (3,825,093)    (3,582,801)
  Accretion of premiums on preferred stocks...........         69,543       --              139,086       --
                                                        -------------  -------------  -------------  -------------
Net loss applicable to common stock...................  $  (2,613,080) $  (1,754,266) $  (3,964,179) $  (3,582,801)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Basic and diluted loss per common share
  (Note 4):
  Loss before discontinued operations.................  $       (1.32) $        (.45) $       (1.92) $        (.84)
  Discontinued operations.............................           (.12)           .02           (.26)          (.03)
                                                        -------------  -------------  -------------  -------------
  Loss per common share...............................  $       (1.44) $        (.43) $       (2.18) $        (.87)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
UNAUDITED

                                                                        ADDITIONAL
                                                            COMMON        PAID-IN                      ACCUMULATED
                                                             STOCK        CAPITAL     TREASURY STOCK     DEFICIT
                                                          -----------  -------------  --------------  --------------
Balances, January 1, 1998...............................   $   4,442   $  22,399,692   $   (227,500)  $  (14,472,095)
Exercise of employee stock options......................          34           3,406        --              --
Net Loss................................................      --            --              --            (3,582,801)
                                                          -----------  -------------  --------------  --------------
Balances, June 30, 1998.................................   $   4,476   $  22,403,098   $   (227,500)  $  (18,054,896)
                                                          -----------  -------------  --------------  --------------
                                                          -----------  -------------  --------------  --------------

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                              (UNAUDITED)

                                                                                          1997           1998
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net loss..........................................................................  $  (3,825,093) $  (3,582,801)
  Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization.....................................................        214,636        219,396
  Loss on disposal of fixed assets..................................................       --               29,623
  Compensation expense for issuance of stock options................................      1,541,050       --
  Warranty reserve..................................................................       --               (2,913)
  Provision for doubtful accounts receivable........................................         15,000       --
  Changes in current assets and liabilities:
    Accounts receivable.............................................................       (928,853)       397,681
    Prepaid expenses................................................................        (61,843)        11,812
    Inventory.......................................................................         11,388       (401,326)
    Costs in excess of billings on uncompleted contracts............................        187,749         20,963
    Accounts payable................................................................      1,069,639       (571,720)
    Accrued expenses................................................................         91,008        (51,206)
    Deferred revenue................................................................       (359,970)      --
    Interest payable................................................................        150,000       --
    Reserve for management compensation.............................................        (30,916)      --
    Allowance for estimated losses on uncompleted contracts.........................       (324,600)      --
    Billings in excess of costs and estimated earnings on uncompleted contracts.....        574,381       --
                                                                                      -------------  -------------
      Net cash used by operating activities.........................................     (1,676,424)    (3,930,491)
Cash flows from investing activities:
  Purchases of property and equipment...............................................       (202,603)      (871,648)
  Proceeds from maturity of short-term instruments..................................       --            1,220,394
                                                                                      -------------  -------------
      Net cash provided by (used in) investing activities...........................       (202,603)       348,746
Cash flows from financing activities:
  Principal payments on long-term debt, notes payable and capital leases............         (4,319)      --
  Net proceeds from issuance of common stock........................................       --                3,440
                                                                                      -------------  -------------
      Net cash provided by (used in) financing activities...........................         (4,319)         3,440
Net decrease in cash and cash equivalents...........................................     (1,883,346)    (3,578,305)
Cash and cash equivalents, beginning of period......................................      2,344,666      4,592,975
                                                                                      -------------  -------------
Cash and cash equivalents, end of period............................................  $     461,320  $   1,014,670
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Non-cash investing activities:
  Capital lease obligations of $247,975 were incurred when the Company entered into leases for new furniture and fixtures in 1998.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                             CELERITY SYSTEMS, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

    Information in the accompanying interim financial statements and notes to the financial statements for the interim periods as of June 30, 1997 and 1998 and for the three months and six months periods then ended, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the period ended December 31, 1997.

2. IMPACT OF SFAS 132 AND 133

    In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure About Pensions and Other Post Retirement Benefits," which will be effective for fiscal years beginning after December 31, 1997. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for fiscal quarters of fiscal years beginning after June 15, 1999. These Standards will have no material impact on the Company.

3. CONTRACTS

    The Company received final customer acceptance on its Korean long-term project in the first quarter of 1998. The Company is still seeking payment of approximately 10% or approximately $467,000 of the contract amount, and has limited its support of the project, pending collection of the outstanding receivable, by removing its support personnel from Korea in the second quarter.

    The Company recognized approximately $710,000 of revenues during the first quarter of 1998 upon the completion of one of its short-term China projects. The Company recognized $594,000 in costs of goods sold related to this project, that had been capitalized over the life of the project.

4. LOSS PER SHARE

    Effective December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. Under SFAS 128, basic and diluted loss per share was $(2.18) and $(.87) for the six months ended June 30, 1997 and 1998, respectively, and $(1.44) and $(.43) for the three months ended June 30, 1997 and 1998, respectively. Basic loss per share was computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

                             CELERITY SYSTEMS, INC.

4. LOSS PER SHARE (CONTINUED)
    Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                        ----------------------------  ----------------------------
                                                            1997           1998           1997           1998
                                                        -------------  -------------  -------------  -------------
  LOSS
Basic and diluted:
  Loss available to common stockholders...............  $  (2,613,080) $  (1,754,266) $  (3,964,179) $  (3,582,801)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
SHARES
Basic and diluted:
  Weighted average common shares outstanding..........      1,819,113      4,136,110      1,819,113      4,126,588
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

5. DISCONTINUED SEGMENT

    In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal which became effective in May 1998. The Company anticipates selling the segment within the next eight months. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory on hand is available for sale; however, the Company continues to sell the inventory as existing customers request such merchandise. Thus, management cannot determine which assets will be remaining at the time of the disposal. There was approximately $65,000 of CD-ROM inventory on hand as of June 30, 1998. The Company anticipates that it will have a gain on disposal of the segment which is not reflected in the accompanying financial statements; however, there can be no assurance that the Company will realize any proceeds from the disposition of the segment.

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

OVERVIEW

    The Company has focused most of its development and production efforts during the three months ended June 30, 1998 on its new digital set top box, the T 6000, while also seeking new projects for the Company's digital video servers which could be deployed with the T 6000 and with other compatible set top boxes. In addition to the development efforts undertaken by the Company's engineering staff, the Company has ordered pre-production prototypes of the T 6000 from Taylor-White, LLC, of Greeneville, Tennessee ("Taylor White"). The Company is in discussions with Taylor White to do volume production to fulfill U.S. market and possibly international orders for the T 6000. Taylor White's Five Rivers Electronic Innovations Plant has the capacity to enable the Company to meet demand as soon as the set top box is ready for mass volume production. No assurance can be given that any agreement will be entered into between the Company and Taylor White.

    The Company has also spent substantial time and effort in establishing relationships that would give it greater opportunities and avenues to establish itself in the marketplace, and in creating and implementing a marketing plan, which has provided the Company exposure throughout the interactive video services industry. The Company hired a Vice President of Sales and Marketing in January 1998 who, together with other sales and marketing personnel, including outside consultants, focused the Company's efforts to pursue sales opportunities in the Company's international and domestic target markets. Due to the nature of the Company's products and the new technology of the Company's digital set top box, the T 6000, the sales cycle has been longer than the Company had anticipated. Furthermore, the Company's key market segments now being targeted by the Company -- energy companies, telephone companies, cable companies, health care, education, and hospitality -- have required longer and more complex decision cycles than expected. The Company has also experienced price sensitivity related to its digital set top box in some of the international markets it is attempting to penetrate. As with any new technology, if volumes increases, the Company's technology may become less expensive, with potential for increased profit margins. The Company is continuing to develop pricing strategies related to both its digital video servers and its digital set top box. Accordingly, the period-to-period comparison set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods. As a result of the marketing plan, management believes that the Company is now well positioned to become an important player in many of its key market segments.

    In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998, and the Company now accounts for the CD-ROM segment as a discontinued operation. The Company has continued to pursue potential purchasers of the division during the three months ended June 30, 1998. There was net income from operations of the segment of approximately $118,000 for the three months ended June 30, 1998 and a loss on disposal of the segment of approximately $15,000 for the same period. The operations of the segment began to be accounted for as a loss on disposal in May 1998 when the Board of Directors adopted the formal plan of disposal. The segment generated a net loss from operations of approximately $212,000 for the three months ended June 30, 1997. The CD-ROM segment had a net loss from operations of approximately $114,000 for the six months ended June 30, 1998 and a loss on disposal of the segment of $15,000 for the same period. The CD-ROM segment generated income from operations of $480,000 for the six months ended June 30, 1997. There can be no assurance that the Company will realize any proceeds from the disposition of the segment. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

    There are inherent risks associated with foreign sales, including the difficulty of enforcing agreements against foreign-based customers, political and economic instability, shipping delays, foreign taxes, and export restrictions. However, the Company has significant experience in international business and sees this as a continuing market for the Company.

    The Company also continued research and development efforts related to the CTL 8500 digital baseband server. The CTL 8500 will be aimed at the analog hospitality and cable markets, and is expected to be in production during the first quarter of 1999. Furthermore, the Company continued development on its CTL 7000 and CTL 9000 digital video servers and software to add functionality and reduce costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    REVENUES. The Company had no revenues for the three months ended June 30, 1998 as compared to approximately $512,000 for the same period in 1997. The decrease was due to the Company recognizing all of the revenue associated with its projects that had been in progress prior to 1998 and the long sales cycle related to the Company's products. Revenues for the three months ended June 30, 1997 consisted mainly of revenues under the Company's 1996 and 1997 agreements with En Kay Telecom Co., Ltd. ("EnK") of approximately $380,000, and approximately $107,000 related to sales of its T 3000 set top box for the Israeli project.

    COSTS OF REVENUES. Costs of revenues for the three months ended June 30, 1998 were approximately $92,000, as compared to approximately $447,000 or 87% of revenues, for the same period in 1997. The Company's lack of revenue resulted in a negative gross margin of approximately $92,000 for the three months ended June 30, 1998, as compared to a gross margin of approximately $65,000 for the same period in 1997.

    Costs of revenues for the three months ended June 30, 1998 were attributable to costs incurred while concluding and supporting the Company's projects. The Company continued to incur labor costs and some travel expenses while providing additional support on its two China projects and its Korean project. Labor costs related to revenues for the three months ended June 30, 1998 were approximately $31,000 as compared to approximately $390,000 for the same period in 1997. The Company removed its sole field technician from Korea in late May pending the collection of outstanding receivables of approximately $467,000 which were fully reserved in 1996. The Company also had a technician in China who has also since returned to the Company after concluding final support efforts. Revenues during the three month period ended June 30, 1997, consisted primarily of revenue recognized from the Company's agreements with EnK. The costs associated with that revenue were almost entirely labor costs. The remainder of the costs of revenues for the three months ended June 30, 1997 were also labor costs associated with the Company's efforts to complete its long-term projects. Materials costs for the three months ended June 30, 1998 were approximately $19,000 as compared to approximately $96,000 for the same period in 1997. Materials costs during the period in 1998 were primarily related to production supplies while the 1997 costs were almost entirely related to the T 3000 set top boxes sent to Israel.

    OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1998, were approximately $1,807,000 as compared to approximately $784,000 for the same period in 1997.

    Operating expenses were significantly greater in all categories in the three months ended June 30, 1998 as compared to the same period during 1997, due to the Company's efforts in 1998 to achieve better performance and prepare for potential growth. Subject to the availability of funds, this will be a continued trend as the Company prepares for potential growth. The greatest increase in operating expenses consisted of an increase of approximately $635,000 in wages expense for the three months ended June 30, 1998 as compared to the same period in 1997. Consistent with its business plan, the Company added positions in top management, as well as lower level staff positions. Overall, the payroll of the Company has increased by approximately $298,000 for the three months ended June 30, 1998 as compared to the same period in 1997. Another component of the increased operating expenses during the three months ended June 30, 1998 was an increase in facilities rent expense of approximately $132,000. This was due mainly to the new facility the Company leased beginning at the end of March 1998. The new facility provides the additional space needed to support the current activities and potential growth of the Company. Materials and tooling costs incurred by the Company relating to the T 6000 digital set top box research and development efforts also contributed to the increase in operating costs between the two periods of approximately $96,000.

    During the three months ended June 30, 1997, the Company incurred a non-cash compensation expense approximating $1,541,000 relating to the issuance of common stock options during the period at an exercise price below the initial public offering price of $7.50 per share consummated in November 1997 ("IPO"). There was no similar expense during the three months ended June 30, 1998.

    NET LOSS. As a result of the above factors, net loss for the three months ended June 30, 1998 was approximately $1,754,000 as compared to a net loss of approximately $2,544,000 for the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    REVENUES. Revenues for the six months ended June 30, 1998 were approximately $723,000 as compared to $757,000 for the same period in 1997. The revenue for the 1998 period was due to the Company's completion of its Beijing Telecom Authority ("BTA") project in China. The Company achieved substantial completion of the project at the end of March 1998. The majority of the revenue for the six months ended June 30, 1997 was recognized under the Company's 1996 and 1997 agreements with EnK.

    COSTS OF REVENUES. Costs of revenues for the six months ended June 30, 1998 were approximately $797,000 as compared to $933,000 for the same period in 1997. The Company's negative gross margin was approximately $74,000 for the six months ended June 30, 1998 as compared to a negative gross margin of approximately $177,000 for the same period ended in 1997.

    The decrease in costs of revenues was primarily due to the fact that the Company booked no revenue during the second quarter of 1998 and therefore had no costs associated with revenues for that quarter. The majority of the costs of revenues for the six months ended June 30, 1998 was due to the completion of the Company's BTA project and the recognition of the related costs on the project of approximately

$594,000, which had been capitalized over the life of the project. The remainder of the costs for 1998 was related to the Company's efforts to conclude projects for which revenue had previously been recognized. Materials costs for the period ended June 30, 1998 were approximately $487,000 as compared to approximately $100,000 for the same period in 1997. This increase was due to the fact that the revenues recognized during the six months ended June 30, 1997 were related to the 1996 and 1997 EnK agreements that were not materials intensive. However, direct labor costs for the six months ended June 30, 1998 were approximately $134,000 as compared to approximately $773,000 for the same period in 1997. This decrease was due to the lack of revenues during the three months ended June 30, 1998 and to the fact that the work in the period ended June 30, 1997 related to the 1996 and 1997 EnK agreements and other long-term projects was labor intensive.

    OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1998 were approximately $3,464,000 as compared to $1,494,000 for the same period in 1997. As mentioned previously, operating expenses were significantly greater in all areas during 1998 due to the Company's efforts to achieve better performance and prepare for anticipated future growth. The majority of the increase consisted of an increase in operating wages expense of approximately $1,083,000 for the six-month period ended June 30, 1998 as compared to the same period in 1997. This increase reflects the difference in the amount of labor costs classified as costs of revenues between the two periods as mentioned above. The overall payroll increase for the Company for the six months ended June 30, 1998 was approximately $634,000 as compared to the same period in 1997. Another component of the increase in operating expenses was an increase in facility rental expense of approximately $184,000 during the six month period ended June 30, 1998 as compared to the same period in 1997. Expenses incurred for the use of contractors, consultants and recruiting efforts also increased by approximately $180,000 in the 1998 period due to the Company's need for quality personnel.

    The Company also recognized approximately $1,541,000 in non-cash compensation expense during the six months ended June 30, 1997 due to the fact that it had granted stock options at an exercise price below the initial public offering price of $7.50 per share in the IPO. There were no similar expenses for the period ended June 30, 1998.

    NET LOSS. As a result of the above factors, net loss for the six months ended June 30, 1998 was approximately $3,583,000 as compared to a net loss of approximately $3,825,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The private placements were offered to accredited investors, some of which are customers or principals of the Company's customers. One of the Company's founders funded the initial operations through equity infusions totaling $155,000 in 1993. In 1994, that founder loaned the Company an additional $75,000 which, together with $12,784 in accrued interest, was converted to 17,915 shares of Common Stock on December 31, 1995. During 1995, the Company received net proceeds in the aggregate amount of $3,252,619 through (i) the issuance for approximately $1,517,500 of 975,836 shares of Series A Preferred Stock and warrants to purchase 408,479 shares of Series B Preferred Stock (the "Series B Warrants"),
(ii) the receipt of approximately $800,600 of net proceeds from the exercise of the Series B Warrants, and (iii) the receipt of $934,500 of net proceeds from the sale of convertible notes and warrants. During 1996, in connection with the 1996 Placement, the Company received net proceeds of approximately $5,404,300 through the private placement of units consisting of Common Stock, notes, and warrants consummated on June 30 and July 17, 1996. The net proceeds from the 1996 Placement were used to pay overdue trade accounts payable, fund the Company's long-term projects, and fund the Company's working capital needs. Also in 1996, the Company converted the debt issued in 1995 into shares of Common Stock at a conversion rate of $4.90 per share. In August 1997, the Company received net proceeds of approximately $1,700,000 from the Bridge Financing, consisting of a private placement of

$2,000,000 principal amount of the Bridge Notes and Bridge Warrants, which was consummated on August 8, 1997. The effective interest rate of the Bridge Notes was in excess of 300%, and the Company was required to recognize non-cash interest expense and loss on early extinguishment of debt of approximately $1,440,000 upon the anticipated repayment of the Bridge Notes upon consummation of the IPO. In addition, the Company recognized non-cash expenses of approximately $307,000 consisting of the write-off of previously capitalized expenses incurred in connection with the Bridge Financing and the 1996 Placement. In connection with the Bridge Financing, the Company repurchased 240,000 shares of Common Stock from a former officer and 80,000 shares of Common Stock from a director of the Company for aggregate consideration of $160,000 ($0.50 per share).

    In November 1997, the Company consummated the IPO, in which 2,000,000 shares of Common Stock were sold at a purchase price of $7.50 per share. The Company realized net proceeds of approximately $12,386,800 from the IPO, of which approximately $5,446,000 was used to repay the principal amount of the 1996 Notes and Bridge notes, together with accrued interest thereon. The Company believes that cash balances on hand as of June 30, 1998 approximating $1,015,000, together with funds generated from operations, will be sufficient to satisfy its operating and capital requirements until the end of the third quarter. Such belief is based on certain assumptions, and there can be no assurance that such resources will be sufficient to satisfy the Company's cash requirements for such period. The Company is looking at several options in terms of improving its cash situation. The Company entered into an agreement with one of the members of its Board of Directors, who was also one of the original founders of the Company, under which the Director would open a personal line of credit in the amount of $500,000, which the Company could draw against. The Company's draw down on the line of credit would be secured by firm purchase commitments received by the Company or other mutually agreed upon receivables. The Company would need prior approval from the Director for each specific draw and would be obligated to use the designated contract receipts or other designated receivables to repay the loan upon receipt by the Company. The Company continues to seek possible buyers of its CD-ROM division, as well as taking additional steps to collect accounts receivable which have been reserved in 1996. The Company has had discussions with potential investors in the Company to arrange debt and/or equity financing. The Company has not yet determined whether it will attempt to consummate any such financing, pending the outcome of its efforts to obtain cash from operations or other sources. There can be no assurance that the Company will be able to obtain any such required additional capital on a timely basis, on favorable terms, or at all.

    Since its inception in January 1993 and through June 30, 1998 the Company had an accumulated deficit of approximately $18,055,000. The Company expects to incur operating losses for the indefinite future as it continues to add staff and other resources and to increase its sales efforts. The Company has not received orders for any new interactive video projects since June 1997. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

    The Company's accounts receivable turnover ratio for the six months ended June 30, 1998, was .44 as compared to .52 for the same period in 1997. Revenue amounts between the two periods were comparable while there was a decrease in the average receivable balance due principally to collections by the Company on receivables related to its China projects that had been outstanding at June 30, 1997. The receivable turnover continues to be adversely affected due to the Company's long outstanding receivables related to its long-term projects in Korea and Israel. The Korea receivable was fully reserved in 1996, but efforts continue to collect some portion of it. As mentioned previously, the Company has removed its field technician from Korea who had been providing support because the Company has not been paid the final amounts due on the project. The Company is continuing to make efforts to collect the final amounts due on its Israeli project as well.

    The Company's inventory turnover ratio for the six months ended June 30, 1998 was .59 as compared to .71 for the same period in 1997. The average inventory balance between the two periods remained consistent at approximately $1,300,000. The cost of goods sold decreased slightly for the six months ended June 30, 1998, due to the lack of revenues during the second quarter. The lack of sales volume has adversely affected the inventory turnover ratio.

    At June 30, 1998, the Company had cash and cash equivalents totaling approximately $1,015,000, and net working capital of approximately $2,433,000. The Company had no significant capital spending or purchase commitments at June 30, 1998 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

    The Company has no existing lines of credit or other financing arrangements with lending institutions.

                                    PART II
                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    From November 4, 1997, when the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective, through June 30, 1998, approximately $5,450,000 of the net proceeds of the IPO was applied to repay indebtedness, $413,000 was applied to the payment to and cost of recruiting and relocating additional engineering personnel, $264,000 was used for the recruitment and relocation of sales and marketing personnel, as well as used in sales and marketing promotion, approximately $152,000 was used for the recruitment and pay to additional administrative personnel and $40,000 was applied to payments under a termination agreement with a former officer. The Company spent approximately $623,000 in connection with its move into the new facility. Approximately $5,397,000 was applied to working capital purposes since the close of the IPO, which is approximately $4,339,000 in excess of the amount allocated to working capital in the Registration Statement. Approximately $326,000 of the proceeds represented payroll for officers of the Company. The Company has utilized all of the proceeds from the IPO as of the end of the three month period ending June 30, 1998, however, the Company had approximately $1,015,000 invested in a commercial bank account at June 30, 1998.

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

Dated: August 14, 1998

                                        CELERITY SYSTEMS, INC.
                                                  (Registrant)

                                By:  /s/ KENNETH D. VAN METER
                                     -----------------------------------------
                                     Kenneth D. Van Meter
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                     AND CHAIRMAN OF THE BOARD
                                     (PRINCIPAL EXECUTIVE OFFICER)

                                By:  /s/ THOMAS E. WELCH
                                     -----------------------------------------
                                     Thomas E. Welch
                                     CONTROLLER
                                     (PRINCIPAL FINANCIAL OFFICER)