Form 10QSB
period 1998-09-30
CELERITY SYSTEMS INC
filed 1998-11-16
CIK 1006459

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------  --------

                         Commission File Number: 0-23279

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

                                 (423) 539-5300
                         ------------------------------
                         (Registrant's telephone number)

--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed since last
Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

As of November 12, 1998, 4,306,877 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                              -----    -----

                             CELERITY SYSTEMS, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      INDEX


                                                                                              Page
PART I            FINANCIAL INFORMATION
Item 1.  Financial Statements..................................................................3

         Condensed Balance Sheets as of September 30, 1998 (unaudited) and
         December 31, 1997.....................................................................3

         Condensed Statements of Operations (unaudited) for the three months ended September 30, 1998 and 1997 and the nine months ended September
         30, 1998 and 1997.....................................................................4

         Condensed Statement of Stockholders' Equity as of September 30, 1998
         (unaudited) and January 1, 1998.......................................................5

         Condensed Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 1998 and 1997...........................................................6

         Notes to Unaudited Financial Statements...............................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.............................9

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................16

         Signatures...........................................................................17

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements


CELERITY SYSTEMS, INC.
Condensed Balance Sheets

                                                                                 December 31,        September 30,
                                                                                 ------------        -------------
                                                                                    1997                1998
                                                                                                     (unaudited)
ASSETS
Cash and cash equivalents                                                          $4,592,975           $   42,334
Short-term investments                                                              1,229,788                    -
Accounts receivable, less allowance for doubtful accounts of
   $567,024 and $520,014 in 1997 and 1998, respectively                             1,022,283              404,666
Interest receivable                                                                     4,954                    -
Inventory                                                                           1,161,356            1,572,675
Prepaid expenses                                                                      103,340               74,234
Costs in excess of billings on uncompleted contracts                                   20,963                    -
                                                                                 ------------        -------------

         Total current assets                                                       8,135,659            2,093,909

Property and equipment, net                                                           999,245            1,735,309
                                                                                 ------------        -------------

         Total assets                                                              $9,134,904           $3,829,218
                                                                                   ----------           ----------
                                                                                   ----------           ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                    $ 806,305      $       481,674
Accrued liabilities                                                                   389,060              525,228
Warranty reserve                                                                      235,000              216,586
Current portion of leases payable                                                           -               73,732
Short-term notes payable                                                                    -              155,000
                                                                                 ------------        -------------

    Total current liabilities                                                       1,430,365            1,452,220

Long-term leases payable                                                                    -              168,717

Common stock, $0.001 par value, 15,000,000 shares
    authorized, 4,442,134 issued and 4,104,769 outstanding,
    and 4,486,733 issued and 4,149,369 outstanding, at
    December 31, 1997 and September 30, 1998, respectively                              4,442                4,487
Additional paid-in capital                                                         22,399,692           22,404,108
Treasury stock, at cost                                                              (227,500)            (227,500)
Accumulated deficit                                                               (14,472,095)         (19,972,814)
                                                                                 ------------        -------------

    Total liabilities and stockholders' equity                                     $9,134,904          $ 3,829,218
                                                                                 ------------        -------------
                                                                                 ------------        -------------



The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statements of Operations


                                                                 Three months ended                  Nine months ended
                                                                    September 30,                      September 30,
                                                                     (unaudited)                        (unaudited)
                                                               1997             1998              1997          1998
                                                               ----             ----              ----          ----
Revenues                                                 $           -         $15,900            $755,692      $738,686

Cost of revenues                                               119,590          17,442           1,052,689       814,406
                                                           -----------     -----------         -----------   -----------

Gross margin                                                  (119,590)         (1,542)           (296,997)      (75,720)

Operating expenses                                             808,571       1,917,475           2,303,011     5,381,931

Non-cash compensation expense                                1,003,725               -           2,544,775             -
                                                           -----------     -----------         -----------   -----------

Loss from operations                                        (1,931,886)     (1,919,017)         (5,144,783)   (5,457,651)

Interest expense                                              (348,739)        (10,460)           (502,125)      (10,473)
Interest income                                                  9,314           4,907              30,965        89,670
                                                           -----------     -----------         -----------   -----------


Net loss from continuing operations                         (2,271,311)     (1,924,570)         (5,615,943)   (5,378,454)

Discontinued operations (Note 4):
     Loss from operations of discontinued
     CD-ROM segment                                            (81,227)              -            (561,689)     (113,559)

     Income (loss) on disposal                                       -           6,653                   -        (8,705)
                                                           -----------     -----------         -----------   -----------


Net loss                                                    (2,352,538)     (1,917,917)         (6,177,632)   (5,500,718)

     Accretion of premiums on preferred stocks                  69,543               -             139,086             -
                                                           -----------     -----------         -----------   -----------

Net loss applicable to common stock                        $(2,422,081)    $(1,917,917)        $(6,316,718)  $(5,500,718)
                                                           -----------     -----------         -----------   -----------
                                                           -----------     -----------         -----------   -----------


Basic and diluted loss per common share (Note 3):
     Net loss from continuing operations                        $(1.32)          $(.46)             $(3.31)       $(1.30)
     Loss from discontinued operations                            (.05)              -                (.32)         (.03)
                                                                  ----                                ----          ----


     Loss per common share                                      $(1.37)          $(.46)             $(3.63)       $(1.33)
                                                                ------           -----              ------        ------
                                                                ------           -----              ------        ------




The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statement of Stockholders' Equity


                                                       Common         Additional        Treasury         Accumulated
                                                        Stock           Paid-In           Stock            Deficit
                                                        -----           -------           -----            -------
                                                                        Capital
                                                                        -------


Balances, January 1, 1998                              $ 4,442        $ 22,399,692    $ (227,500)       $ (14,472,095)

Exercise of employee stock                                  45               4,415         --                  --
options (unaudited)
Net Loss (unaudited)                                      --                 --            --              (5,500,718)
                                                       --------       ------------    -----------       --------------


Balances, September 30, 1998 (unaudited)               $  4,487       $ 22,404,108    $  (227,500)      $  (19,972,814)
                                                       --------       ------------    -----------       --------------
                                                       --------       ------------    -----------       --------------



The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statements of Cash Flows


                                                                                       Nine months ended
                                                                                       -----------------
                                                                                         September 30,
                                                                                         -------------
                                                                                      1997           1998
                                                                                          (unaudited)
Cash flows from operating activities:
   Net loss                                                                       $(6,177,632)    $(5,500,718)
   Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization                                                      363,733         367,463
   Loss on disposal of fixed assets                                                      --            29,623
   Compensation expense for issuance of stock options                               2,544,775            --
   Accretion of interest on notes payable                                             240,000
   Warranty reserve                                                                      --           (18,414)
   Provision for doubtful accounts receivable                                          12,068         (47,009)
   Provision for inventory obsolescence                                                  --              --

   Changes in current assets and liabilities:
     Accounts receivable                                                              117,958         669,581
     Prepaid expenses                                                                 (25,178)         29,106
     Inventory                                                                         89,454        (411,319)
     Costs in excess of billings on uncompleted contracts                             166,661          20,963
     Accounts payable                                                                 821,012        (324,631)
     Accrued expenses                                                                 (45,487)        136,168
     Deferred revenue                                                                (359,970)           --
     Interest payable                                                                 258,333            --
     Allowance for estimated losses on uncompleted contracts                         (578,265)           --
                                                                                  -----------     -----------

       Net cash used by operating activities                                       (2,572,538)     (5,049,187)

Cash flows from investing activities:
   Purchases of property and equipment                                               (216,206)       (874,384)
   Proceeds from maturity of short-term instruments                                      --         1,229,788
                                                                                  -----------     -----------

       Net cash (used in) provided by investing activities                           (216,206)        355,404

Cash flows from financing activities:
   Proceeds from notes payable and warrants                                         2,000,000         155,000
   Principal payments on long-term debt, notes payable and capital leases              (5,636)        (16,318)
   Net proceeds from issuance of common stock                                           1,478           4,460
   Repurchase of common stock                                                        (160,000)           --
   Financing and debt issue costs                                                    (360,930)           --
                                                                                  -----------     -----------

       Net cash provided by financing activities                                    1,474,912         143,142

Net decrease in cash and cash equivalents                                          (1,313,832)     (4,550,641)
Cash and cash equivalents, beginning of period                                      2,344,666       4,592,975
                                                                                  -----------     -----------

Cash and cash equivalents, end of period                                          $ 1,030,834     $    42,334
                                                                                  -----------     -----------
                                                                                  -----------     -----------




The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.

Notes to Unaudited Financial Statements

1.   Presentation of Unaudited Interim Financial Statements

Information in the accompanying interim financial statements and notes to the financial statements for the interim periods as of September 30, 1997 and 1998 and for the three months and nine months periods then ended, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as and for the period ended December 31, 1997.

2.   Impact of SFAS 132

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for fiscal quarters of fiscal years beginning after June 15, 1999. This Standard will have no material impact on the Company.

3.   Loss Per Share

Basic loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential dilutive common shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:


                                                             Three months ended                    Nine months ended
                                                                September 30,                        September 30,
                                                          ------------------------              ------------------------

LOSS                                                        1997              1998               1997             1998
                                                            ----              ----               ----             ----
Basic and diluted:
       Loss available to common stockholders               $(2,422,081)      $(1,917,917)       $(6,316,718) $(5,500,718)
                                                           -----------       -----------        -----------  -----------
                                                           -----------       -----------        -----------  -----------

SHARES
Basic and diluted:
       Weighted average common shares outstanding            1,773,824         4,141,469          1,736,140    4,131,300
                                                           -----------       -----------        -----------  -----------
                                                           -----------       -----------        -----------  -----------


The increase in weighted average shares outstanding is due primarily to the Company's initial public offering in November 1997.

4.    Discontinued Segment

In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal which became effective in May 1998. The Company anticipates selling the segment within the next five months. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory on hand is available for sale; however, the Company continues to sell the inventory as existing customers request such merchandise. Thus, management cannot determine which assets will be remaining at the time of the disposal. There was approximately $41,600 of CD-ROM inventory on hand as of September 30, 1998, most of which are evaluation units at customer sites. The Company anticipates that it will have a gain on disposal of the segment which is not reflected in the accompanying financial statements; however, there can be no assurance that the Company will realize any proceeds from the disposition of the segment. Net sales for the CD-ROM segment were $104,000 and $431,000 for the three-month and nine-month periods, respectively, ended September 30, 1998.

5.    Royalty Agreement

On October 29, 1998 the Company received gross proceeds of $400,000 upon the initial closing of a private placement. The gross proceeds included cancellation of $150,000 of indebtedness to a director and the President of the Company. Each investor in the private placement received a seven percent promissory note with a principal amount equal to the amount of the investment and with a term of one, two, or three years. Principal and interest are payable by the Company at maturity. In addition, each investor received the right to a royalty payment of fifty cents per $100,000 invested (pro rated for lesser investments), for each T 6000 digital set top box sold during a period of up to five years following the closing. The $400,000 received represents the minimum amount offered in the private placement; the maximum amount offered is $2,000,000.

Investors in the private placement include certain directors and officers of the Company, as well as outside investors. The funds are to be used for general operating expenses of the Company.

6.    Subsequent Events

In October 1998, the Company amended its 401(k) plan to allow plan participants to invest their contributions in the Company's common stock. The Company's President invested approximately $135,650 for 155,028 shares.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

Item 2.   Management's Discussion and Analysis or Plan of Operations

         The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Form 10-QSB. Statements in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this Form 10- QSB that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth herein and in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such risks include, without limitation, the Company's history of losses and accumulated deficit, and need for additional financing; risks applicable to foreign sales, the lack of assurance of the Company's technological success, competition and others. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

Overview

         The Company has continued to focus most of its development and production efforts during the three months ended September 30, 1998 on its new digital set top box, the T 6000, while also seeking new projects for the Company's digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. The Company produced its initial prototypes of the T 6000, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee ("Taylor White"). The Company sold 13 of its beta boxes to Northern Telecom ("Nortel") in September 1998 for use in their demonstration facility in Ottawa, Canada. Taylor White's Five Rivers Electronic Innovations Plant will produce the T 6000 on a purchase order basis. The Company is in discussions with Taylor White concerning an agreement to do volume production as may be required to fulfill U.S. market and possibly international orders for the T 6000. No assurance can be given that any agreement will be entered into between the Company and Taylor White.

         Management has also focused on attempting to obtain the necessary capital to maintain the Company's operations. The Company is seeking a strategic investor to make a large investment in the Company, while continuing to pursue sales opportunities. The Company has narrowed its sales efforts to those which, the Company believes, have the best chance of closing in the near term. The Company's sales efforts are now being supervised by its President due to the departure of its Vice President of Sales and Marketing in October 1998. The Company continues to encounter a longer and more complex sales cycle than previously anticipated; however, the Company believes that the production of initial units of the T 6000, together with the ability to demonstrate the T 6000 to potential customers, may assist the Company in obtaining new orders. The
T 6000 is still in the beta stage and requires further development; however, management believes that the Company is now better positioned to become an important participant in many of its key market segments. There can be no assurance that this will be the case. Because of the Company's long-term sales cycle, period-to-period comparison set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

         In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998, and the Company now accounts for the CD-ROM segment as a discontinued operation. The Company continued to seek potential purchasers of the division during the three months ended September 30, 1998. Net income from the disposed segment was approximately $7,000 for the three months ended September 30, 1998. The operations of the segment have been accounted for as a loss on disposal since May 1998. The segment generated a net loss from operations of approximately $81,000 for the three months ended September 30, 1998. The segment had a net loss from operations of approximately $114,000 for the nine months ended September 30, 1998 and a loss on disposal of the segment of $9,000 for the same period. The CD-ROM segment generated a net loss from operations of $562,000 for the nine months ended September 30, 1997. There can be no assurance that the Company will realize any proceeds from the disposition of the segment. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

         The Company has indefinitely postponed any continued research and development efforts related to the CTL 8500 digital baseband server, aimed at the analog hospitality and cable markets. Future research and development efforts are expected to be delayed until the middle of 1999. The Company has continued development on its CTL 7000 and CTL 9000 digital video servers and software to add functionality and reduce costs.

Results of Operations

Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997

         Revenues. The Company had revenues of approximately $16,000 for the three months ended September 30, 1998 as compared to no revenues for the same period in 1997. The revenue during the third quarter of 1998 was attributable to the T 6000 beta units sold to Nortel. During the third quarter of 1997, the Company received payments under long-term contracts, the revenues for which had been previously recognized under the percentage of completion method of accounting. The Company was still engaged in completing the long-term projects in Korea and Israel. The Company was also working on three short-term contracts during that period, which were being accounted for under the completed contract method, and therefore revenue and the associated costs for these projects were recognized upon substantial completion. The Company has no projects that are not substantially complete as of September 30, 1998 and therefore there is no additional revenue that will be recognized on any of its projects.

         Costs of Revenues. Costs of revenues for the three months ended September 30, 1998 were approximately $17,000, as compared to approximately $120,000 for the same period in 1997. The Company had a gross loss of approximately $1,000 for the three months ended September 30, 1998, as compared to a gross loss of approximately $120,000 for the same period in 1997.

         Costs of revenues for the three months ended September 30, 1998 were attributable to the costs of the T 6000 beta units sold to Nortel. The costs of revenues for the three months ended September 30, 1997 were primarily engineering labor, material costs and other incidental costs involved in the Company's efforts to complete its long-term projects.

         Operating Expenses. Operating expenses for the three months ended September 30, 1998, were approximately $1,917,000 as compared to approximately $809,000 for the same period in 1997.

         Operating expenses were significantly greater in all categories during the three months ended September 30, 1998 as compared to the same period during 1997, due to the Company's efforts in 1998 to achieve better performance and prepare for potential growth. The greatest increase in operating expenses consisted of an increase of approximately $552,000 in wages expense for the three months ended September 30, 1998 as compared to the same period in 1997. The Company added positions in top management, as well as lower level staff positions during 1998. The second largest increase in operating expenses between the two periods was approximately $289,000 in manufacturing and tooling costs incurred in the third quarter of 1998 related to the efforts to produce the T 6000. There were no similar costs during the same period in 1997. Another component of the increased operating expenses during the three months ended September 30, 1998 was an increase in facilities rent expense of approximately $111,000, due mainly to increased rent at the Company's new facility, which was leased in March 1998. The remainder of the variance between the two periods was due to incidental charges related to the increased personnel such as payroll taxes and other employee benefits.

         During the three months ended September 30, 1997, the Company incurred a non-cash compensation expense approximating $1,004,000 relating to the issuance of common stock options during the period at an exercise price below the initial public offering price of $7.50 per share consummated in November 1997 (the "IPO"). There was no similar expense during the three months ended September 30, 1998.

         Net Loss. As a result of the above factors, net loss for the three months ended September 30, 1998 was approximately $1,918,000 as compared to a net loss of approximately $2,353,000 for the same period in 1997.

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997

         Revenues. Revenues for the nine months ended September 30, 1998 were approximately $739,000 as compared to $756,000 for the same period in 1997. The revenue for the 1998 period was due to the Company's completion of its Beijing Telecom Authority ("BTA") project in China. The Company achieved substantial completion of the project at the end of March 1998. In addition to the China project, the Company sold 13 T 6000 beta units to Nortel in September for approximately $16,000. The majority of the revenue for the nine months ended September 30, 1997 was recognized under the Company's 1996 and 1997 agreements with En Kay Telecom, Ltd. ("EnK").

         Costs of revenues. Costs of revenues for the nine months ended September 30, 1998 were approximately $814,000 as compared to $1,053,000 for the same period in 1997. The Company's gross loss was approximately $76,000 for the nine months ended September 30, 1998 as compared to a gross loss of approximately $297,000 for the same period in 1997.

         The decrease in costs of revenues was primarily due to the fact that the Company booked virtually no revenue during the second or third quarters of 1998 and therefore had few costs associated with revenues for those quarters. The majority of the costs of revenues for the nine months ended September 30, 1998 was due to the completion of the Company's BTA project and the recognition of the related costs on the project of approximately $594,000, which had been capitalized over the life of the project. The remainder of the costs for 1998 was related to the Company's efforts to conclude projects for which revenue had previously been recognized. Materials costs for the period ended September 30, 1998 were approximately $505,000 as compared to approximately $100,000 for the same period in 1997. This increase was due to the fact that the revenues recognized during the nine months ended September 30, 1997 were related to the 1996 and 1997 EnK agreements that were not materials intensive. However, direct labor costs for the nine months ended September 30, 1998 were approximately $134,000 as compared to approximately $885,000 for the same period in 1997. This decrease was due to the lack of revenues during the six months ended September 30, 1998 and to the fact that the work in the period ended September 30, 1997, related to the 1996 and 1997 EnK agreements and other long-term projects, was labor intensive.

         Operating Expenses. Operating expenses for the nine months ended September 30, 1998 were approximately $5,382,000 as compared to $2,303,000 for the same period in 1997. As mentioned previously, operating expenses were significantly greater in all areas during 1998 due to the Company's efforts to achieve better performance and prepare for anticipated future growth. The majority of the increase consisted of an increase in operating wages expense of approximately $1,825,000 for the nine-month period ended September 30, 1998 as compared to the same period in 1997. There was an associated increase in payroll taxes and other employee benefits of approximately $203,000 during the nine months ended September 30, 1998. Another component of the increase in operating expenses was an increase in facility rental expense of approximately $296,000 during the nine month period ended September 30, 1998 as compared to the same period in 1997. The Company also began developing more sophisticated marketing materials and incurred expenses on other marketing efforts that amounted to an approximate increase of $135,000 for the nine months ended September 30, 1998. The manufacturing and tooling costs related to the T 6000 also resulted in an increase of approximately $337,000 during the 1998 period. Expenses incurred for the use of contractors, consultants and recruiting efforts also increased by approximately $140,000 in the 1998 period due to the Company's need for quality personnel.

         The Company also recognized approximately $2,545,000 in non-cash compensation expense during the nine months ended September 30, 1997 due to the fact that it had granted stock options at an exercise price below the initial public offering price of $7.50 per share in the IPO. There were no similar expenses for the period ended September 30, 1998.

         Net Loss. As a result of the above factors, net loss for the nine months ended September 30, 1998 was approximately $5,501,000 as compared to a net loss of approximately $6,178,000 for the same period in 1997.

Liquidity and Capital Resources

         The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The Company offered private placements to accredited investors, some of which are customers or principals of the Company's customers. One of the Company's founders funded the initial operations through equity infusions totaling $155,000 in 1993. In 1994, that founder loaned the Company an additional $75,000 which, together with $12,784 in accrued interest, was converted to 17,915 shares of Common Stock on December 31, 1995. During 1995, the Company received net proceeds in the aggregate amount of $3,252,619 through (i) the issuance for approximately $1,517,500 of 975,836 shares of Series A Preferred Stock and warrants to purchase 408,479 shares of Series B Preferred Stock (the "Series B Warrants"),
(ii) the receipt of approximately $800,600 of net proceeds from the exercise of the Series B Warrants, and (iii) the receipt of $934,500 of net proceeds from the sale of convertible notes and warrants. During 1996, in connection with the 1996 Placement, the Company received net proceeds of approximately $5,404,300 through the private placement of units consisting of Common Stock, notes, and warrants consummated on June 30 and July 17, 1996. The net proceeds from the 1996 Placement were used to pay overdue trade accounts payable, fund the Company's long-term projects, and fund the Company's working capital needs. Also in 1996, the Company converted the debt issued in 1995 into shares of Common Stock at a conversion rate of $4.90 per share. In August 1997, the Company received net proceeds of approximately $1,700,000 from the Bridge Financing, consisting of a private placement of $2,000,000 principal amount of the Bridge Notes and Bridge Warrants, which was consummated on August 8, 1997. The effective interest rate of the Bridge Notes was in excess of 300%, and the Company was required to recognize non-cash interest expense and loss on early extinguishment of debt of approximately $1,440,000 upon the anticipated repayment of the Bridge Notes upon consummation of the IPO. In addition, the Company recognized non-cash expenses of approximately $307,000 consisting of the write-off of previously capitalized expenses incurred in connection with the Bridge Financing and the 1996 Placement. In connection with the Bridge Financing, the Company repurchased 240,000 shares of Common Stock from a former officer and 80,000 shares of Common Stock from a director of the Company for aggregate consideration of $160,000 ($0.50 per share).

         In November 1997, the Company consummated the IPO, in which 2,000,000 shares of Common Stock were sold at a purchase price of $7.50 per share. The Company realized net proceeds of approximately $12,386,800 from the IPO, of which approximately $5,446,000 was used to repay the principal amount of the 1996 Notes and Bridge notes, together with accrued interest thereon.

         In August 1998, the Company's President loaned the Company $55,000 on a short-term basis for working capital needs. In September 1998, one of the Company's directors loaned the Company an additional $100,000 for working capital uses. In October 1998, the Company amended its 401(k) plan to allow participants of the plan to invest in the Company's common stock. The Company's President allocated a portion of his investments into the Company's common stock in the approximate amount of $136,000 and the plan purchased 155,028 shares on his behalf. The Company has used these proceeds for working capital. On October 29, 1998 the Company received gross proceeds of $400,000 upon the initial closing of a private placement. The gross proceeds included cancellation of $150,000 of indebtedness to a director and the President of the Company. Each investor in the private placement received a seven percent promissory note with a principal amount equal to the amount of the investment and with a term of one, two, or three years. Principal and interest are payable by the Company at maturity. In addition, each investor received the right to a royalty payment of fifty cents per $100,000 invested (pro rated for lesser investments), for each T 6000 digital set top box sold during a period of up to five years following the closing. The $400,000 received represents the minimum amount offered in the private placement; the maximum amount offered is $2,000,000. Investors in the private placement include certain directors and officers of the Company, as well as outside investors. The funds are to be used for general operating expenses of the Company. There may be subsequent closings as there are more units that are sold in the offering.

           The Company believes that cash balances on hand as of September 30, 1998 and November 12, 1998 of approximating $42,000 and $18,000, respectively, together with funds from operations, will be sufficient to satisfy its operating and capital requirements until the end of November 1998. Such belief is based on certain assumptions, and there can be no assurance that such resources will be sufficient to satisfy the Company's cash requirements for such period. In efforts to control cash outflow, the majority of the Company's officers have elected to defer portions of their salary until such time that the financial position of the Company will allow those deferrals to be repaid. The Company's President has not taken any salary since the July pay period, and the Company has only paid a portion of each employee's salary for October 1998. The Company has lost employees either voluntarily or involuntarily during the third quarter of 1998 due to its financial position. The Company is looking at several options in terms of improving its cash situation. The Company is continuing discussions with potential investors in the Company to arrange debt and/or equity financing, including possible strategic investment. The Company also continues to seek possible buyers of its CD-ROM division, as well as taking additional steps to collect accounts receivable which have been reserved in 1996. There can be no assurance that the Company will be able to obtain any such required additional funds on a timely basis, on favorable terms, or at all. Depending upon the amount of proceeds, if any, received by the Company, the Company's ability to continue as a going concern could be seriously affected.

         Since its inception in January 1993 and through September 30, 1998 the Company had an accumulated deficit of approximately $19,973,000. The Company expects to incur operating losses for the indefinite future as it continues to solidify its technology and achieve some sales success. The Company has not received orders for any new interactive video projects other than the Nortel purchase mentioned above, since June 1997. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         At September 30, 1998, the Company had a net working capital of approximately $642,000. The Company had no significant capital spending or purchase commitments at September 30, 1998 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

         The Company has no existing lines of credit or other financing arrangements with lending institutions.

Year 2000 Issues

Background. Some computers, software and other equipment include programming code in which the calendar year date is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug" or "Year 2000 Problem."

Assessment The Year 2000 Problem could affect computers, software, and other equipment used, operated or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will accurately process date data (including, but not limited to, calculating, comparing and sequencing dates) in connection with the year change from December 31, 1999 to January 1, 2000, or be "Year 2000 Ready." The Company presently believes that its computer systems will be Year 2000 Ready in a timely manner. While the estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

Software Sold to Consumers. The Company believes that it has substantially identified and resolved all potential Year 2000 Problems with any of the software products, which it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products have been identified or corrected due to the complexity of these products, the fact that they incorporate third-party software and the fact that these products interact with third-party vendor products and operate on computer systems which an not under the Company's control.

Internal Infrastructure. The Company has begun to identify the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company is in the preliminary phase of identifying major systems which, if affected by the Year 2000 Problem, might adversely affect the Company's operations, and expects to have the systems updated or modified by the middle of 1999.

Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating the Year 2000 Problem on its office and facilities equipment.

The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third-party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third-parties to resolve Year 2000 Problems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations in a timely manner. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are too numerous to identify specifically. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of such failures. As a result, management expects that the Company could encounter a number of operational inefficiencies and inconveniences that may divert management's time and attention, as well as financial and human resources from its ordinary business activities. It may also encounter a number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the middle of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations. However, the Company's ability to achieve Year 2000 readiness, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing readiness review.

                                     PART II
                                OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 Exhibit 11 Statement re: computation of per share earnings (included in Note 3 of the "Notes to Unaudited Financial Statements")

                 Exhibit 27    Financial Data Schedule

         (b)     Reports on Form 8-K (None)

                                    SIGNATURE



                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: November 16, 1998




                           CELERITY SYSTEMS, INC.
                                       (Registrant)


                           By: /s/ Kenneth D. Van Meter
                               --------------------------------------
                                Kenneth D. Van Meter
                                President and Chief Executive Officer
                                  and Chairman of the Board
                                    (Principal Executive Officer)


                           By: /s/ Thomas E. Welch
                               --------------------------------------
                                 Thomas E. Welch
                                 Controller
                                       (Principal Financial Officer)