Form 10KSB
period 1998-12-31
CELERITY SYSTEMS INC
filed 1999-04-14
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]   For the transition period from ____________ to _______________

                           Commission File No. 0-23279

                             CELERITY SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                       52-2050585
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          Celerity Systems, Inc.
      1400 Centerpoint Boulevard
          Knoxville, Tennessee                               37932
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number (423) 539-5300

Securities registered under Section 12(b) of the Exchange Act:

--------------------------------------------------------------------------------
Title of each Class                    Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

                     ---------------------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year.    $814,159
                                                               --------------

      Aggregate market value of voting stock held by non-affiliates of
registrant as of March 26, 1999:   $3,505,011
                                 --------------

      Shares of Common Stock outstanding as of March 26, 1999:   4,349,990
                                                                -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

    Items 9, 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the registrant's definitive proxy statement to be furnished to stockholders in connection with the 1999 Annual Meeting of Stockholders or from an amendment to this Form 10-KSB.

    Transitional Small Business Disclosure Format (check one): Yes __; No X

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

                                     PART I

Item 1. Description of Business.

General

      Celerity Systems, Inc. ("Celerity" or the "Company") was incorporated in Tennessee in 1993 and was reincorporated in Delaware in August 1997. The Company designs, develops, integrates, installs, operates, and supports interactive video services hardware and software. In the interactive video services area, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market niches. The Company has installed 15 digital video servers in five countries (China, Korea, Israel, Taiwan and Canada) on each of the major types of networks accommodating interactive video services. The Company believes that it has demonstrated the ability to deploy and operate interactive video systems over each of the major network types.

Recent Developments

      At December 31, 1998, the Company had cash on hand of approximately $18,000 and a negative working capital of approximately $324,000. Since that date, the Company has used funds from private financings and operations for working capital purposes to pay certain outstanding obligations. The Company's cash position continues to be uncertain and its working capital has declined since year-end. The Company will not be able to continue as a going concern unless it receives substantial funds from financings, operations or other sources. Pending receipt of such funds, the Company has significantly scaled back its operations. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business. The Company also continues to seek buyers for all (or portions) of its CD-ROM division, either the Mediator or WorkWare segments, or both. The Company is taking additional steps to collect accounts receivable. There can be no assurance that the Company will be able to obtain any such required additional funds on a timely basis, on favorable terms, or at all. The following discussion of the

Company's business and, in particular, its sales and marketing plans, assumes the Company will continue as a going concern. Depending upon the amount of proceeds, if any, received by the Company, and the timing of those proceeds, the Company's ability to continue as a going concern could be seriously affected.

      The Company entered into a written lease agreement with Centerpoint Plaza, L.P., dated November 25, 1997, which was amended on April 1, 1998. The lease was terminated by the landlord as a result of the Company's breach, effective January 29, 1999. The Company is currently occupying a portion of its former premises on a month-to-month basis at a reduced rental. Pursuant to an agreement between the Company and the landlord, the Company acknowledged breach of the lease due to its failure to pay the required rental amount, and the landlord agreed to forego its right to immediate possession of the premises until February 20, 1999 if the Company performed certain acts. The agreement provided that any time after February 20, 1999, the landlord could cause its counsel to
(a) file a detainer warrant or complaint and (b) submit the answers and agreed judgments executed by the Company if the parties did not enter into a written agreement regarding the portion of the previously leased premises currently occupied by the Company. The Company and the landlord are still in negotiations to finalize the new rental terms. No assurance can be given as to the successful conclusion of these negotiations. See "Description of Property."

      The Company has reduced its workforce to approximately 19 employees, due, in large measure, to its inability to realize sufficient cash flow from operations. The Company is in arrears in paying compensation to such employees. The Company will not be able to continue to retain such employees if it does not obtain additional funds to compensate them. See "Risk Factors--Necessity of Attracting and Retaining Employees."

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

      Telecommunications Companies and Broadband Interactive Services. In the early 1990s, large telephone and cable companies and other interested parties, such as television and motion picture studios, began to experiment with the idea of providing broadband interactive services. Broadband services are those which run over high capacity networks such as asynchronous digital subscriber lines
(DSL), high-speed data lines (T1 and E1), hybrid fiber coaxial (HFC) lines, and fiber to the curb (FTTC) fiber optic lines. These high-capacity networks, made possible by breakthroughs in the ability to convert information from analog to digital form and by improved data compression technologies, have the ability to deliver vast quantities of data into the home. Broadband networks also have the capacity to provide for interactivity between the home and the content providers. Industry sources anticipate that, if broadband networks become widely deployed, they will usher in a new age of information technology due to the potential quantity and robustness of content, and the speed, ease of use, and interactivity of these networks.

      Following changes in the regulation of the telecommunications industry in 1992, it was anticipated that the large domestic telephone and cable companies, and their counterparts abroad, would seek to deploy broadband networks and interactive services in communities on a widespread basis. The Regional Bell Operating Companies (RBOCs), for example, successfully sought relief in the courts to be permitted to become not only network providers for such services, but content providers as well. Further regulatory changes in 1995 and 1996 reduced the potential cost of deploying broadband networks. A number of interactive video trials were run by U.S. companies such as Time Warner, Tele-Communications, Inc. ("TCI"), GTE, Bell Atlantic Corporation, and BellSouth Corporation, which demonstrated that the technology did work, although in varying degrees. International telecommunications companies, including Telecom Italia, Korea Telecom, Hong Kong Telecom, Deutsche Telekom, and British Telecom, demonstrated similar results abroad. These trials were generally costly, in part because they were characterized by "trial approaches," including development and testing of prototype versions of equipment and alpha and beta versions of newly developed software, and experiments in pricing, content, menus, navigation and methodologies. Further, these trials occurred during a period of rapid technological change and improvement, and evolving standards. For example, DSL equipment, which now typically costs a few hundred dollars per home, typically cost a few thousand dollars per home in 1992.

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

      Different companies have employed different strategies to address the shortcomings of narrowband networks in the absence of generally available broadband networks. For example, WebTV (recently purchased by Microsoft) has begun offering enhanced graphics and other features over narrowband networks, with a television, rather than a PC, interface. In order to address the need for higher-speed services, the cable industry has begun deploying cable modems, and the telephone industry has begun deploying DSL equipment, for high-speed data access, so that the narrowband services can run at the highest possible speed on metallic telephone or cable lines. For example, @Home Network is deploying as a high speed internet service provider (ISP) on several cable companies' networks. The Company believes that, despite these and other initiatives, narrowband networks are unlikely to achieve the combination of technological accessibility and speed, security, and robustness of transmission characteristic of broadband systems. The public access methodology of the Internet and other narrowband networks, coupled with off-the-shelf modems, make security, both for privacy of communications and secure commercial transactions, difficult to achieve. The hardware and software of interactive broadband systems and the architecture of such networks creates a more secure environment for such transactions. In addition, although better software, compression methods, and other tools have enabled improvements in narrowband services, the physical constraints of narrowband networks are substantial, compared to those of broadband networks. Many narrowband lines, especially older lines in cities (a preferred market segment) cannot run at 56 kilobits per second (kbps), the highest widely-available PC modem rates. This rate does not compare to the 1.5 Megabits to 25 Megabits per second rates provided via broadband networks.

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

      Network Equipment

      High-speed lines (DSL, T1/E1, HFC, FTTC) connect the network service provider's central office or head end to subscribers' homes. High-speed network switching equipment connects subscribers to content furnished by video information providers (VIPs), either locally or internationally. There are a large number of providers of this network equipment, including CF Alcatel, BroadBand Technologies, Incorporated, Ericsson, ViaGate Technologies, ("ViaGate"), Lucent Technologies, Scientific-Atlanta, Inc., and Siemens Communications.

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

      Products Manufactured by the Company

      Digital Set Top Boxes. The Company has developed a new digital set top box, the T 6000. The T 6000 is designed to work with many transmission networks, and supports multiple outputs of video, sound, and data. The Company believes that the T 6000's open architecture and array of functionality and connectivity make it one of the more advanced of such products in the industry today. Features include a PentiumTM or Pentium-clone processor, extensive memory, a wide array of network inputs and system outputs, 2D and 3D graphics, and an attractive consumer design. The set top box also incorporates hardware and software that can be utilized for home energy management, home security monitoring, and home healthcare monitoring.

      Video Servers. The Company manufactures two different digital video servers: (i) an asynchronous transfer mode (ATM) based server designed to be used for FTTC and HFC networks, which is currently deployed in Taiwan and China; and (ii) a scaled-down ATM server used for trials, focus groups, and similar groups, which is currently deployed in Canada. The Company has deferred development if its CTL 8500 analog baseband output digital server, designed to be used with cable pay-per-view and analog hospitality systems. The ATM-based servers include improvements in cost per stream, capacity, and operating speed over previous models and is designed to simplify connections to current networks and provide valuable new features, including variable bit rate, data stream grooming, data flow improvement, and higher bandwidth. The servers are all scalable, enabling them to be used in small to large-scale deployments. For large-scale deployments, the servers can be deployed in nodes which can include one or more servers.

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

      Products Manufactured and Developed by Others

      Certain products manufactured and developed by others may be provided by the Company to its customers pursuant to strategic alliances. See "Strategic Alliances."

      Network Equipment. The Company has strategic arrangements, some in the form of written agreements and some informal, with Nortel, Cisco, and ViaGate Technologies, to include their network equipment as part of overall bids for end-to-end interactive video systems, and to be included in end-to-end bids by those companies. Nortel, for example, has done a number of bids which include Celerity products. The Company intends to enter into similar arrangements with other network equipment companies. The Company also has an agreement with Fore Systems, Inc., a leading manufacturer of ATM switches, which has enabled the Company to utilize Fore Systems technology and to incorporate Fore Systems switches with the Company's ATM-based servers, such as those deployed in China and Taiwan.

      Digital Video Servers. Although the Company manufacturers digital video servers, the Company is seeking to enter into arrangements with other digital server manufactures such that they would offer the Company's T 6000 digital set top boxes as part of end-to-end systems. The Company has tested its digital set top boxes with two other major digital video servers for such purposes.

      Other Equipment. Interactive video services systems also utilize components such as digital encoders, digital production studio equipment, digital production software, and other equipment. The Company has entered into certain arrangements with respect to the resale by the Company of digital encoders and is seeking to enter into additional arrangements with sellers of this kind of equipment, with a view toward enabling the Company to offer a complete end-to-end system to potential customers on a fully integrated basis.

      Other Software. The Company provides a basic video-demand application and some sample applications, such as shopping, as part of its server software; however, most system operators will require a suite of applications upon installation of this system, with the potential for adding additional applications in the future. The Company has entered into certain arrangements to provide interactive video application software and is seeking to enter into additional arrangements to provide interactive video applications software and business support systems software to the Company's customers. The Company has also entered an agreement with Battelle Laboratories in which Battelle is providing home energy management software which operates on the T 6000 digital set top box at no cost to the Company. Upon the sale of such software, the revenues are shared between the parties.

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

      Marketing Strategy

      The Company's marketing strategy is to seek customers in each of the potential emerging markets, to encourage leading companies and organizations to adopt its technology, and to position itself as a leading provider of interactive video services within niche markets. The Company believes that it is important to achieve market penetration at an early stage in the development of particular niche markets in order to compete successfully in those markets. The Company is marketing itself based on its demonstrated ability to install digital video systems on each of the major network types and its potential to provide end-to-end interactive video solutions. See "Deployments" and "Strategic Alliances." In addition, the scalability of the Company's servers provides flexibility in deploying interactive video services systems varying in size from systems designed to serve five simultaneous users to those capable of serving many thousands of users in a variety of markets on a cost-effective basis. The Company believes that this scalability will be an attractive feature to potential customers. The Company believes that its diversified marketing approach provides the Company with flexibility in targeting emerging markets, enabling it to recognize market opportunities and adapt to perceived changes in marketing priorities. The Company has limited sales and marketing experience and there can be no assurance that it will be successful in implementing its marketing plans. See "Risk Factors--Limited Sales; Limited Marketing and Sales Experience."

      Public Networks

      Potential market opportunities for the Company in public networks are:
North American electric and gas utilities, North American telephone companies and foreign telephone companies.

      North American Electric and Gas Utilities. Domestic electric and gas utilities are now being deregulated and are subject to intense competitive pressures and the need to find new sources of revenue. Many electric and gas utilities have installed or are considering installing fiber optic lines in communities for remote meter-reading and equipment monitoring purposes. These lines could be used to provide a full menu of video services. Electric and gas utilities are not currently regulated in the same manner as cable and telephone companies, typically have long standing relationships with subscribers, and often have pole and buried cable rights-of-way which could give them a competitive advantage over other potential entrants into the interactive video services market. Electric utilities may also see the provision of additional services as a means of protecting key customers, such as hospitals, from incursion by other electric utilities outside their operating territory that can now sell to these customers under the operating principles of the North American Power Grid System. A number of electric utilities in the United States and in Canada have expressed an interest in such deployments.

      North American Telephone Companies. There are more than 1,300 independent domestic telephone companies. Major independent local telephone companies include Sprint Corp., Buena Vista Tel, Southern New England Telephone, and Cincinnati Bell Inc. The Company believes that the size of local telephone company networks is well suited to the Company's scalable, cost-efficient technology solutions. Many of these local telephone companies, as well as long-distance carriers that are installing local telephone networks, have installed or are planning to install modern fiber optic networks and may be seeking new revenue opportunities to offset the costs of installation. The Company also believes that many independent telephone companies may have more flexible management styles than the larger telecommunication companies, and may be quicker to commit to strategic decisions, such as providing interactive video services to their customers.

      Foreign Telephone Companies. Virtually all of the Company's deployments have been for Asian entities. Foreign companies have been more active in deploying interactive video services than domestic U.S. companies. The Company believes that, in part, this is because, in many countries, the telephone company is owned or supported directly by the government, which may see the addition of such services, especially public-interest services, such as education and health-oriented services, as being beneficial to its citizens. Because of a lack of name recognition and because the Company has lacked its own direct sales force, the Company has been limited to responding to customer bids and has made only limited sales in this market, which is large and rapidly growing. Potential markets are emerging in Europe, Latin America, Canada, and Africa, in addition to existing and emerging markets in Asia. The Company is not currently emphasizing the foreign telephone market. See "Deployments."

      Private Networks

      Many hospitals, large apartment and condominium complexes, hotels and resorts, colleges and universities, and businesses have installed or are considering installing private networks, utilizing ATM, DSL, HFC, or FTTC. Private networks are limited in geographic size and scope, but could potentially offer a range of interactive video and data services to their customers, generally on a for-profit basis. Private networks have the significant advantage of relatively rapid and low-priced deployment, as compared with large-scale public networks, and they are well-suited to the Company's scalable technology solutions.

      Digital Hospitals. Many domestic and foreign hospitals are already wired with state-of-the-art, high-speed digital networks (such as ATM or DSL) which would be suitable for interactive video services systems, although it is currently unclear who would fund these systems. The Company is aware of several projects in which health care providers, such as pharmaceutical companies, have expressed a willingness to underwrite some or all of the cost of content shown on these systems in return for strategic positioning of advertising. The Company's digital server, set top box, and operating system technology could potentially accommodate an architecture designed to allow patients to view advertisements targeted to their condition, which could be attractive to advertisers. Another potential source of funding is electric power utilities, which value hospitals as high-demand consumers of electric power. A few power companies have expressed preliminary interest in the idea of installing the Company's interactive video system in a mid-sized or large hospital as part of a multi-year power contract. Another potential source of funding for these systems is the hospitals themselves. Interactive video systems may be password- and ID-protected, so that the user is individually identified within the system. The Company believes that systems could be designed to show patients targeted videos containing medical information or instructions which they would then electronically "sign" prior to being allowed to view entertainment services. Such a system could be attractive to hospitals as a means of patient education and to ensure that patients (or staff) have read and understood instructions and other information, such as liability warnings. The Company is in discussion with at least three companies which distribute and operate systems in a large number of hospitals regarding being a distributor for the Company's digital video servers and set top boxes.

      Multiple Dwelling Units (MDUs). Many large apartment complexes, condominiums, neighborhoods, and other groups of homes, termed Multiple Dwelling Units or MDUs, are now installing modern HFC, FTTC, DSL, or ATM systems either during construction or as an upgrade in order to attract or retain tenants or as a source of revenue. The Company believes that certain types of MDUs, such as retirement communities, represent particularly attractive potential markets, since these networks might offer shopping, education, interactive health, and entertainment services to the elderly or consumers who have limited mobility.

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

      Colleges and Universities. Many colleges have begun installing modern, high-speed networks, usually FTTC, on their campuses. Interactive video services provide an opportunity to add entertainment, educational, and information services to these networks both as a source of revenue to help defray the cost of network installation and for educational purposes. For example, popular courses could be stored on a server for viewing by large audiences on a fully-interactive basis, with the potential for interactive test-taking and homework submissions. Such a system could also aid ill or physically handicapped students, those who work part-time, and absentees.

      Corporate. The Company believes that its products and services are well-suited for point of sale (POS) applications in which a server and multiple set top boxes would be deployed in a large retail environment to provide customers with detailed information on products and services, including pricing, specials, training, and the like.

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

Sales and Marketing

      During 1998, the Company had a staff of approximately seven marketing people, including a Vice President of Sales and Marketing, a Marketing Manager, a Proposal Writer, and Regional Sales Managers, pursuing business in the US and abroad. The Company has constructed, in its facility in Knoxville, Tennessee, an attractive demonstration facility, and participates in trade shows including the National Association of Broadcasters (NAB), the National Cable Telecommunications Association (NCTA), and Western Cable Shows. The Company utilizes sales and product literature and information to communicate with potential customers. As the Company's cash situation has become more restrictive, the Company's direct sales organization has been reduced to one Regional Sales Manager and the Marketing Manager. The CEO also participates in marketing and sales.

      The Company has entered into arrangements, both formal and informal, with a wide array of companies with the aim of developing third party sales and distribution of its products. These parties include the following: Nortel; Minerva (encoders); Battelle Laboratories (energy management); Fore Systems (ATM switches); and ViaGate (network providers). The Company has in the past utilized several agents, such as Bescom, Inc., and TeleMedia International, Inc., in Korea; Hshanshine International, Ltd., in China, and Tadiran Telecommunications, Ltd., in Israel. The Company is currently emphasizing North American markets. In this market, the Company is actively pursuing third party distribution in the electric, gas, telephone, hospitality, MDU and medical markets.

Deployments

      The Company has installed 15 interactive digital video servers in five countries, consisting of seven servers in Korea, two in Israel, one in Taiwan, four in China and one in Canada. The Company has deployed these servers on five different network technologies: (i) FTTC (China), (ii) HFC (Taiwan), (iii) high-speed data lines (E1 or T1) (Israel), (iv) twisted pair networks using DSL (Korea), and (v) ATM (Canada). The Company believes that it is the only company to have implemented interactive video systems on all major network types. Information concerning these deployments is set forth below.

Korea

      The Company installed seven servers as a sub-contractor for interactive video projects in Korea conducted by a consortium consisting of a government-sponsored research institute and a number of Korean companies. These project utilized telephone lines using DSL.

      Bescom, Inc. ("Bescom"), a New Jersey-based distributor with business ties to the Korean market, assisted Celerity in securing the sale of digital video servers in Korea. The Company received total payments of approximately $3,790,000 on its Korean projects. The Company has established an allowance for doubtful accounts of approximately $429,000 which relates to the Korean contract. See "Management's Discussion and Analysis or Plan of Operations--Results of Operations--Year Ended December 31, 1997 Compared to Year Ended December 31, 1996; Year Ended December 31, 1998 Compared to Year Ended December 31, 1997."

Israel

      In 1995, the Company received an order from Bezeq, the Israeli national telephone company, through Tadiran Telecommunications Ltd. ("Tadiran"), a major Israeli telecommunications equipment firm. The Company provided two digital video servers and a quantity of digital set top boxes to Tadiran for deployment on a European standard (E1) high-speed dedicated copper data line network. The Company has received total payments of approximately $1,044,000 from Bezeq and this project is now completed. See "Management's

Discussion and Analysis or Plan of Operations--Results of Operations--Year Ended December 31, 1997 Compared to Year Ended December 31, 1996; Year Ended December 31, 1998 Compared to Year Ended December 31, 1997."

Taiwan

      In 1996, the Company received, from IBM Taiwan Corporation ("IBM Taiwan"), its first order for an asynchronous transfer mode ("ATM") server designed to operate on modern fiber optic networks. The Company received payments of approximately $650,000, under this contract. The system was deployed on a hybrid fiber/coaxial cable network, of the type being installed by many cable companies as they upgrade to higher capacity, higher quality digital networks.

China

      In 1997, the Company sold, through its strategic alliance with ViaGate, two video servers to Guangdong Public Telecommunications Authority ("GPTA") for deployment in Shenzen and Guangxiaou, China. The aggregate sale price of this contract is approximately $1,400,000. In addition, through ViaGate (a wholly owned subsidiary of Integrated Network Corporation), the Company sold two servers for the Beijing Telecom Authority. The aggregate sales price for this order is approximately $712,000. These are the Company's initial deployments on an FTTC network, which is the primary type of network which telephone companies and electric and gas utility companies are installing to replace aging twisted pair copper networks and to potentially offer emerging digital video, data, and voice services.

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

      The Company is actively seeking additional strategic alliances and has a key executive as Vice President of Business Development to identify, obtain, and manage these relationships. The Company is seeking additional alliances with (i) network system providers for technical interconnection and joint marketing; (ii) hardware manufacturers of real-time encoders, multiplexers, digital set top boxes, and related equipment; (iii) content acquisition and management companies; (iv) hospitality system vendors and distributors; (v) interactive applications software developers; and (vi) business support systems software developers.

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

      The Company has entered into strategic alliances with the following companies:

      Nortel (formerly Norther Telecom) markets the Company's servers and set top boxes to telephone companies and other applications throughout North America.

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

      The Company has entered an agreement with Battelle Laboratories in which Battelle is providing home energy management software which operates on the T 6000 digital set top box at no cost to the Company. Upon the sale of such software, the revenues are shared between the parties. There is also provision in the agreement for joint marketing activities.

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

      The Company has strategic arrangements with such companies to be included in end-to-end bids by those companies. Nortel, for example, has done a number of bids which includes Celerity products.

Competition

      The interactive video services market is highly competitive and characterized by changing technology and evolving industry standards. In this area, the Company's competitors include a number of companies, many of which are significantly larger than the Company and which have greater financial and other resources or which have entered into strategic alliances with such companies. Such competition includes numerous companies including (i) developers of narrowband solutions (for applications like the Internet; (ii) manufacturers of very large servers (e.g., massively parallel processors, such as those developed by nCube, Sequent Computer Systems, Inc., Hewlett Packard Co., DEC International, Inc., AT&T Corp. and IBM) which are generally employed for very large deployments such as whole cities, but which may not be scalable for smaller market deployments; (iii) direct competitors to the Company that target the same niche markets as the Company; (iv) manufacturers of set top boxes, such as Acorn, General Instrument, Panasonic, Samsung, Scientific Atlantic, Stellar One, and Zenith; and (v) manufacturers of content preparation equipment, such as DiviCom, Future Tel, Nuko, Scopus, Vela, Panasonic, Silicon Graphics, and Sony. Direct competitors include SeaChange Systems, Inc., Concurrent Computer Corporation, and IPC. Competitive factors in the interactive video services market include completeness of features, product scalability and functionality, network compatibility, product quality, reliability and price, marketing and sales resources, and customer service and support. The Company competes on the basis of its demonstrated ability to install digital video systems on each of the major types of networks accommodating interactive video services and its ability to offer economically viable solutions based on the scalability of its systems. See "Risk Factors--Competition" and "--Product Obsolescence; Technological Change."

Intellectual Property

      The Company does not have any patents on its products but has filed a provisional patent application on a number of its more recent inventions, primarily those related to the T 6000 digital set top box. The Company regards the products that it owns as proprietary and relies primarily on a combination of trade secret laws, nondisclosure agreements, other technical copy protection methods (such as embedded coding), and copyright (where applicable) to protect its rights in and to its products. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. However, this may not afford the Company sufficient protection for its know-how and its proprietary products. Other parties may develop similar know-how and products, duplicate the Company's know-how and products or develop patents that would materially and adversely affect the Company's business, financial condition and results of operations. Although the Company believes that its products and services do not infringe the rights of third parties, and although the Company has not received notice of any infringement claims, third parties may assert infringement claims against the Company, and such claims may result in the Company being required to enter into royalty arrangements, pay damages, or defend litigation, any of which could materially and adversely affect the Company's business, financial condition and results of operations. See "Risk Factors--Lack of Patent and Copyright Protection."

Manufacturing and Materials

      The Company orders the component parts of its products from a number of outside suppliers and assembles and tests the products at its own facilities. The Company purchases certain raw materials, components, and subassemblies included in the Company's products from a limited group of suppliers and does not maintain long-term supply contracts with its suppliers. The Company relies on four principal sole source suppliers, Microware, Pacific Micro Devices, CMD Technologies and Solaris, for integral parts of the Company's video servers. The Company relies on QNX, Intel, Oak Technologies, IGS, and Lambda as the primary suppliers for its digital set top boxes. The disruption or termination of the Company's sources of supply for its interactive video segment could have a material adverse effect on the Company's business and results of operations. While the Company is aware of alternative suppliers for most of these products, there can be no assurance that any supplier could be replaced in a timely manner. See "Risk Factors--Dependence on Suppliers; Manufacturing Risks."

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

      The Company generally warrants its digital set top boxes on a similar basis, but for a period which is the later of 90 days from shipment or 60 days from installation.

CD-ROM Segment

      The Company has also developed and marketed CD-ROM software products for business applications. In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company has reduced its personnel in the CD-ROM segment from approximately 13 employees to fewer than three. The Company is not actively marketing its CD-ROM products, nor is it developing any new CD-ROM products, product upgrades or features. The Company is continuing to maintain existing customer relationships by providing technical support and filling sales orders. The Company intends to sell or wind down its CD-ROM business. There can be no assurance that the Company will realize any proceeds from the disposition of such business. See Note 4 of the "Notes to Financial Statements."

      The Company's CD-ROM division has two major product groups. MEDIATOR provides access to CD-ROM towers and changers for Novell, UNIX, and Windows NT clients. CD WorkWare is a group of electronic document storage and imaging tools which provide information management, indexing, and search capabilities. This product allows mainframes or minicomputers to print, scan, or tape transfer output onto a Novell network where documents are placed in an on-line CD-ROM library that can be accessed by any network user.

      The Company warrants its CD-ROM products for 30 days after purchase, with a replacement or repair option on such CD-ROM products. The Company also provides its CD-ROM customers with access to a telephone help desk for one year after purchase.

Employees

      As of March 29, 1999, the Company had 19 full-time employees, approximately 16 of whom were employed in the engineering and product development area, one of whom fulfilled marketing and sales functions and 2 of whom fulfilled management or administrative roles. The Company's employees are not represented by a union or governed by a collective bargaining agreement. See "Risk Factors--Necessity of Attracting and Retaining Employees."

Risk Factors

      Cautionary Statements Regarding Forward-Looking Statements

      Certain statements that are not statements of historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and include:

      o     certain statements in this Form 10-KSB;

      o     statements made in press releases; and

      o oral statements made by our officers, directors or employees acting on our behalf.

All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, you are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates" or "intends," to be uncertain and forward-looking.

      Need for Additional Financing

      As of December 31, 1998, we had cash and cash equivalents of approximately $18,000 and a negative working capital of approximately $324,000. Our cash and working capital positions have declined since that date, and we are dependent upon the receipt of additional financing in order to continue as a viable entity.

      In the first quarter of 1999, we sold $600,000 aggregate principal amount of convertible debentures in a private offering. The net proceeds from such sales have been applied to our outstanding obligations.

      The Company will not be able to continue operations without additional financing. The receipt of any additional net proceeds will be applied to our working capital needs and outstanding obligations. We cannot assure you that such additional financing will be available when needed on acceptable terms, or at all.

      In addition, in connection with the our private placement consummated in 1996, Gruntal & Co. has received a right of first refusal, until July 1999, to act as placement agent or underwriter in future financings. Such right may impair our ability to obtain additional financing.

      History of Losses and Accumulated Deficit

      We had net losses of approximately $8,675,000 for fiscal 1997 and $6,955,800 for fiscal 1998. We had an accumulated deficit of approximately $14,472,100 at December 31, 1997 and $21,428,000 at December 31, 1998. We cannot assure you that the Company will continue as a going concern or ever operate profitably. The Company may experience fluctuations in future operating results as a result of a number of factors, including delays in digital video product enhancements and new product introductions. We cannot assure you that we will be able to develop commercially successful products or that the we will recognize significant revenues from such products.

      Ability to Continue as a Going Concern; Scaled-Back Operations

      The report of our accountants with respect to our December 31, 1998 financial statements contains an explanatory paragraph regarding the uncertainty resulting from our recurring losses, and cash flow and working capital problems. The Company has also significantly scaled back its operations as a result of these factors. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to operate our business on a full-scale basis. There can be no assurance that the Company will ever receive the funds necessary for us to continue as a going concern or to operate our business on a full-scale basis.

      Limited Sales; Limited Marketing and Sales Experience

      We have limited resources and limited experience in marketing and selling our products. The Company's sales efforts are currently being supervised by our President. We cannot assure you that we will be able to establish and maintain adequate marketing and sales opportunities or make arrangements with others to perform such activities.

      We have not received any material new orders, other than an order in September 1998 for $96,000 and an order in January 1999 for $1,253,000 ($13,000 of which has been recognized in the first quarter of 1999), for interactive video projects since June 1997. We have reduced our CD-ROM segment to a maintenance mode of operations, although we have received a number of orders for CD-ROM products in the fourth quarter of 1998 and continue to receive orders in 1999.

      Achieving market penetration will require significant efforts to create awareness of, and demand for, our products. Accordingly, our ability to expand our customer base will depend upon our marketing efforts, including our ability to establish an effective internal sales organization or strategic marketing arrangements with others. Our failure to successfully develop marketing and sales opportunities will have a material adverse effect on our business. Further, we cannot assure you that such development will lead to sales of our current or proposed products.

      Lack of Dividends

      The Company has never paid any dividends on its common stock. We anticipate that, for the foreseeable future, any earnings that may be generated from operations will be used to support internal growth and that dividends will not be paid to stockholders.

      Necessity of Attracting and Retaining Employees

      Upon consummation of our initial pubic offering in November 1997, we intended, subject to the availability of funds, to hire approximately 50 employees (in addition to our more than 60 then current employees) for engineering, product development and operations; sales and marketing; and management and administrative staff. Due, in large measure, to our inability to realize sufficient cash flow from operations, we have been unable to implement our hiring plans. We have reduced our workforce to approximately 19 employees, which includes the departure of our Vice President of Sales and Marketing in October 1998 and our Controller in January 1999.

      The Company, in 1998, did hire approximately 30 additional staff, but based on the lack of new sales in the interactive video area, and the Company's heavy requirement for cash related to the development and initial manufacture of the T 6000 digital set top box, the Company was required to layoff a small number of employees, and a larger number left the company voluntarily, especially during the final six months of the year, resulting in a reduction of approximately 45 staff from its peak number in July 1998.

      We are in arrears in paying compensation to our employees and we will not be able to continue to retain them if we do not obtain additional funds to pay them.

      Dependence on Key Personnel

      Our success depends to a significant extent on the performance and continued service of senior management, particularly Kenneth D. Van Meter, William R. Chambers, Mark Cromwell and Dennis Smith. In addition, our senior officers (with the exception of Mr. West, who is on an extended leave of absence) joined us in 1997 and 1998 and do not have a long-standing relationship with the Company. Our failure to retain the services of key personnel or to attract additional qualified employees could adversely affect the Company.

      We have entered into employment agreements with Messrs. Van Meter and West. Mr. Van Meter's employment agreement expires on January 20, 2000, unless terminated for cause. Mr. West's employment agreement expires May 1, 2000, and has been amended to provide for a voluntary leave of absence continuing through the end of the term of his employment agreement. Each of Messrs. Chambers', Cromwell's and Smith's employment may be terminated by them or the Company at any time. The Company owns and is the beneficiary of key man life insurance policies on the life of Mr. Van Meter in the amount of $2,000,000.

      Uncertainty of Trading of Securities on the Nasdaq SmallCap Market; Penny Stock

      The continued trading of our common stock on the Nasdaq SmallCap Market is conditioned upon meeting certain asset, capital and surplus, earnings, and stock price requirements. To maintain eligibility for trading, we will be required to maintain the following:

      o net tangible assets in excess of $2,000,000, market capitalization in excess of $35,000,000 or net income (in the latest fiscal year or two of the last three fiscal years) in excess of $500,000;

      o a market value of shares held by non-affiliates of the Company in excess of $1,000,000;

      o     a bid price of $1.00 per share; and

      o     at least 300 round lot holders of the common stock.

If we fail any of the tests, the common stock may be delisted from trading on the Nasdaq SmallCap Market. As of March 29, 1999, we have not met the alternative asset, capitalization or income requirements and may not currently meet the bid price requirement.

      The effects of delisting include the limited release of the market prices of our common stock and limited news coverage of the Company. Delisting may restrict investors' interest in our securities and materially adversely affect the trading market and prices for such securities and our ability to issue additional securities or to secure additional financing.

      In addition to the risk of volatile stock prices and possible delisting, low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the common stock were delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock was less than $5.00 per share, the common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements. These requirements include making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction.

      If our securities are deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in our securities. Such disclosure includes the delivery of a disclosure schedule explaining the nature and risks of the penny stock market.

      The foregoing requirements could severely limit the liquidity of the Company's securities and materially adversely affect our ability to issue additional securities or to secure additional financing.

      Control By Management

      The Company's officers and directors beneficially own approximately 28.3% of the outstanding common stock. As a result of such ownership, management may have the ability to control both the election of the directors and the outcome of issues submitted to a vote of stockholders.

      Limitations on Liability of Officers and Directors

      Our Certificate of Incorporation includes provisions to eliminate, to the extent permitted by law, the personal liability of directors for monetary damages arising from a breach of their fiduciary duties as directors. Our Certificate of Incorporation also includes provisions to the effect that (subject to certain exceptions) we shall indemnify, and upon request shall advance expenses to, any director in connection with any action related to such a breach of their fiduciary duties as directors to the extent permitted by law. In addition, our Certificate of Incorporation requires that we indemnify any director, officer, employee or agent of the Company for acts which such person conducted in good faith.

      As a result of such provisions, stockholders may be unable to recover damages against the directors and officers for actions taken by them which constitute negligence, gross negligence, or a violation of their fiduciary duties. This may reduce the likelihood of stockholders instituting derivative litigation against directors and officers. This may also discourage or deter stockholders from suing directors, officers, employees, and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and stockholders.

      Shares Eligible for Future Sale

      Other than certain shares held by affiliates of the Company, substantially all of our shares of common stock are freely transferable without restriction or further registration under the Securities Act. The remaining shares are "restricted securities" as that term is defined in Rule 144 under the Securities Act. These restricted securities may be sold pursuant to Rule 144, other than shares of common stock underlying certain options, warrants and convertible securities which may be sold under Rule 144 pursuant to Rule 701 under the Securities Act or if "cashless exercise" provisions are utilized in connection with their exercise. The sale of a substantial number of shares of common stock or the availability of common stock for sale could adversely affect the market price of the common stock.

      Effect of Previously Issued Options, Warrants and Convertible Debentures

      As of December 31, 1998 options to purchase an aggregate of 71,400 shares of common stock were outstanding under our 1995 stock option plan. These options are exercisable at prices ranging from $0.10 to $4.90 per share, although substantially all of such options are exercisable at $0.10 per share. In addition, options to purchase an aggregate of 187,520 shares of common stock were outstanding under our 1997 stock option plan. These options are exercisable at prices ranging from $0.688 to $2.938 per share, although a majority of such options are exercisable at $0.688 per share. We also have additional outstanding options and warrants to purchase approximately 1,300,000 shares of common stock. The foregoing is in addition to the shares which are issuable upon conversion of the Company's $600,000 aggregate principal amount of convertible debentures. Based on the market price of the common stock on March 25, 1999, approximately 941,176 shares would be issuable upon conversion of the convertible debentures, which are currently convertible at a 25% discount to the market price of the common stock. Additional shares are issuable for interest and liquidated damages due on the debentures and as a result of the triggering of anti-dilution provisions of other instruments and agreements.

      The outstanding options, warrants and convertible debentures may hinder future financings, since the holders of such securities may be expected to exercise them at a time when we will otherwise be able to obtain equity capital on more favorable terms. The existence or exercise of the outstanding options, warrants and convertible debentures, and subsequent sale of the common stock issuable upon such exercise could adversely affect the market price of the Company's securities.

      Obligations in Connection with the Issuance of the Convertible Debentures

      We are obligated to register the underlying common stock issuable upon conversion of our $600,000 aggregate principal amount of convertible debentures under a registration rights agreement. We anticipate that we will not timely fulfill our registration obligations in respect of some, and perhaps all, of the convertible debentures. We will be required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission.

      In addition, we have agreed to obtain (within 90 days following the issuance of the convertible debentures) stockholder approval, in compliance with applicable Nasdaq SmallCap requirements. The approval is for the possible issuance upon conversion of the convertible debentures of shares of common stock representing in excess of 20% of the outstanding shares of common stock. We will not timely obtain such approval with respect to some, and perhaps all, of the convertible debentures. In addition, although we believe that such approval will be obtained, we will be required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of our failure to timely obtain stockholder approval.

      Risks Applicable to Foreign Sales

      For the years ended December 31, 1996, 1997 and 1998, substantially all of our interactive video revenues were derived from projects in foreign countries from foreign sales. However, nearly all of the Company's current proposals are for projects in North America.

      It may be difficult to enforce agreements against foreign-based customers. We may also face difficulties in collecting payments from foreign customers. Other risks applicable to foreign sales include the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, unavailability of suitable export financing, tariff regulations, quotas, shipping delays, foreign taxes, export restrictions, licensing requirements, changes in duty rates, and other United States and foreign regulations. In addition, we may experience additional difficulties in providing prompt and cost effective service for our products in foreign countries. Finally, we believe that potential sales opportunities have been adversely affected by the current Asian general economic downturn. We do not carry insurance against any of these risks.

      Substantial Up-front Expenses; Liquidated Damages Provisions and Other Project Risks

      A significant portion of our revenues have been, and are expected to continue to be, derived from substantial long-term projects which require significant up-front expense to the Company. There can be no assurance that revenues will be realized until the projects are completed or certain significant milestones are met. For example, suppliers and developers for long-term interactive video projects, such as the Korean, Israeli, Taiwanese, and Chinese projects in which we participated, are required to reach certain milestones prior to the Company's receipt of significant payments. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver interactive video products on a timely basis could result in a substantial loss to the Company.

      Until recently, we have had difficulty in meeting delivery schedules, which has resulted in customer dissatisfaction. In addition, difficulty in completing a project could have a material adverse effect on our reputation, business, and results of operations. In many instances, we are dependent on the efforts of third parties to adequately complete their portion of a project and, even if our digital video servers perform as required, a project may still fail due to other components of the project supplied by third parties. As a result of liquidated damages and "hold-back" provisions in customer contracts, we reserved approximately $570,000, as of December 31, 1997 (of which approximately $429,000 continues to be reserved as of December 31, 1998), for potential uncollectible accounts receivable.

      Consequences of Fixed Price Contracts and Commitments

      We have entered into and may in the future enter into fixed price agreements for the sale of our products and services. Pricing for such commitments is made based upon estimates of development and production effort and estimates of future product costs. We bear the risk of faulty estimates, cost overruns and inflation in connection with these commitments. Therefore, any fixed price agreement can become unprofitable and could materially adversely affect the Company.

      We reserved approximately $673,000 for the year ended December 31, 1996 for potential losses on uncompleted contracts. We completed our deliverables on the contracts in the first quarter of 1998, exhausting the reserves established in 1996 and incurring additional costs of approximately $190,000. We cannot assure you that these type of risks will not continue to negatively affect the Company's margins and profitability.

      Competition

      The interactive video industry is highly competitive. Many of the companies with which we currently compete or may compete in the future have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to customers, than the Company. In addition, certain of such competitors have entered into strategic alliances which may provide them with certain competitive advantages. We can not assure you that the Company will be able to compete successfully with existing or future competitors.

      Uncertain Market Acceptance

      We are engaged in the design and development of interactive video products. As with any new technology, there is a substantial risk that the marketplace may not accept the technology utilized in our products. Market acceptance of our products will depend, in large part, upon our ability to demonstrate the performance advantages and cost-effectiveness of our products over competing products and the general acceptance of interactive video services. In particular, we believe that widespread deployment of interactive video systems will depend on a number of factors, including:

      o     decreases in the cost per subscriber;

      o the "user-friendliness" of such systems, particularly set top boxes and remote controls which are relatively easy to understand and use; and

      o improvements in the quantity and quality of interactive services available.

Although recent developments have reduced the cost per subscriber, and we anticipate that such costs will continue to decrease as interactive video systems are more widely deployed, the current cost per subscriber may make the system too expensive for a number of potential network operators. We cannot assure you that we will be able to market our technology successfully or that any of our current or future products will be accepted in the marketplace.

      Risks Associated with Contracts with En Kay Telecom Co., Ltd.

      In September 1996, we entered into an agreement with En Kay Telecom Co., Ltd., a Korean company, pursuant to which we, as licensor, agreed to design a digital set top box which would be manufactured and sold by En K in the Republic of Korea. In February 1997, we entered into a second license agreement with En K for the manufacture by En K of two models of our video servers in Korea, as well as a license to sell those server models on an exclusive basis in Korea (subject to an exception for another project) and on a non-exclusive basis elsewhere.

      We received $600,000 under the 1996 agreement. However, in April 1997, we stopped production under the 1996 agreement pending settlement of disputes under the 1997 agreement. The 1997 agreement provided for the payment by En K to the Company of $1,000,000 on each of February 21, 1997 and May 1, 1997, $4,000,000 during 1998, and minimum annual purchases of $2,000,000 over a five-year period. En K has failed to make the initial two payments under the 1997 agreement, although En K did pay $200,000 in mid-May 1997.

      We gave notice of default in April 1997, and placed En K in default in May 1997, when En K failed to cure the payment default within the agreed thirty-day period. To date, En K has not honored either of its agreements with the Company. We are continuing to consider various options in this matter, including commencing legal proceedings. We cannot assure you that we would prevail in any legal proceeding, or, if we do prevail, that we would collect any amounts awarded. In addition, although we do not believe there is any basis for such a course of action, it is possible that En K may seek to recover amounts previously paid by us under the agreements.

      Need for Strategic Alliances

      We believe that there are certain potential advantages to entering into one or more strategic alliances with major interactive network or product providers. Although we have entered into certain of such alliances, we are actively seeking to enter into more of such alliances. Certain of our competitors and potential strategic allies may have entered into or may enter into agreements which may preclude such potential allies from entering into alliances with us. We cannot assure you that we will be successful in entering into any such strategic alliances on acceptable terms or, if any such strategic alliance is entered into, that we will realize the anticipated benefits from such strategic alliance.

      Dependence on Suppliers; Manufacturing Risks

      We rely primarily on outside suppliers and subcontractors for substantially all of our parts, components and manufacturing supplies. Certain materials are currently available only from one supplier or a limited number of suppliers. We do not maintain long-term supply contracts with our suppliers. The disruption or termination of our supply or subcontractor arrangements could have a material adverse effect on the Company's business and results of operations. Our reliance on third parties involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost, the potential lack of adequate capacity, and potential misappropriations of the Company's intellectual property. In addition, vendor delays or quality problems could also result in lengthy production delays.

      To obtain manufacturing resources, we may contract for manufacturing by third parties or may seek to enter into joint venture, sublicense, or other arrangements with another party which has established manufacturing capability. Alternatively, we may choose to pursue the commercialization of such products on our own. We cannot assure you that, either on our own or through arrangements with others, we will be able to obtain such arrangements on acceptable terms.

      Reliance on Key Customers

      Our interactive video services revenues to date had been derived almost exclusively from five telecommunications customers, none of whom have placed a new order with the Company since June 1997. The lack of new projects and major customers has had, and may continue to have, a material adverse effect on the Company.

      Lack of Patent and Copyright Protection

      Although we have filed a provisional patent application with respect to certain technology, we hold no patents and have not generally filed patent applications. Our methods of protecting our proprietary knowledge may not afford adequate protection. We cannot assure you that any patents applied for will be issued, or, if issued, that such patents would provide us with meaningful protection from competition.

      In Asia and third world countries, in which we do business and have had license agreements, the unauthorized use of technology, whether protected legally or not, is widespread. It is possible that our technology will be subject to theft and infringement. Furthermore, in accordance with our current business plan, it will be necessary for us to make our intellectual property available to vendors, customers, and other companies in the industry, making it even more difficult to protect our technology.

      Risk of Third Party Claims of Infringement

      Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to the Company. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that we would prevail in any such litigation. In addition, we cannot assure you that we would be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on the Company.

      No Assurance of Technological Success

      Our ability to commercialize our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share we will continually be required to make advances in technology. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on the Company. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products.

      We believe there are certain technological obstacles to be overcome in order to develop future products. These obstacles include the lack of an electronic data interchange server interface (used for real-time exchange of data between servers) and enhancements in the ability to access and utilize information stored on remote servers. In certain cases, we will be dependent upon technological advances which must be made by third parties. We cannot assure you that we or such third parties will not encounter technological obstacles which either delay or prevent us from completing the development of our future products. Such obstacles could have a material adverse effect on the Company.

      Product Obsolescence; Technological Change

      The industries in which we operate are characterized by unpredictable and rapid technological changes and evolving industry standards. We will be substantially dependent on our ability to identify emerging markets and develop products that satisfy such markets. We cannot assure you that we will be able to accurately identify emerging markets or that any products we have or will develop will not be rendered obsolete as a result of technological developments.

      We believe that competition in our business may intensify as technological advances in the field are made and become more widely known. Many companies with substantially greater resources than the Company are engaged in the development of products similar to those proposed to be sold by us. Commercial availability of such products could render our products obsolete, which would have a material adverse effect on the Company.

      From time to time, the Company may announce new products or technologies that have the potential to replace our existing products offerings. We cannot assure you that the announcement or expectation of new product offerings by us or others will not cause customers to defer purchases of existing Company products, which could materially adversely affect the Company.

      Effect of Industry Standards and Compatibility with Equipment and Software

      The interactive video industry is currently characterized by emerging technological standards. Widespread commercial deployment of our products will depend on determinations by the industry as to whether such products will be compatible with the infrastructure equipment and software which comprise those standards. Failure to comply substantially with industry standards in a timely manner, either as they exist at a given time or as they may evolve in the future, could have a material adverse effect on the Company. In some cases, to be compatible with industry standards, we may need to obtain the cooperation of its suppliers, partners, and competitors, which we cannot assure.

      Errors and Omissions; Software and Hardware Bugs

      Certain of our products consist of internally developed software and hardware component sets, purchased software from third parties and purchased hardware components. Additionally, we outsource substantially all of the manufacturing of our products, including the installation and configuration of certain hardware and software components. There is a substantial risk that these components will have or could develop certain errors, omissions or bugs that may render our products unfit for the purposes for which they were intended. While there are no such known errors, omissions or bugs, we cannot assure you that such errors, omissions or bugs do not currently exist or will not develop in our current or future products. Any such error, omission or bug found in our products could lead to delays in shipments, recalls of previously shipped products, damage to the Company's reputation, and other related problems which would have a material adverse effect on the Company.

      Government Regulation

      The Federal Communications Commission and certain state agencies regulate certain of our products and services and certain of the users of such products and services. We are also subject to regulations applicable to businesses generally, including regulations relating to manufacturing. In addition, regulatory authorities in foreign countries in which we sell or may sell our products may impose similar or more extensive governmental regulations.

      We have relied upon, and contemplate that we will continue to rely upon, our corporate partners or interactive video system sponsors to comply with applicable regulatory requirements. We cannot assure you that such regulations will not materially adversely affect the Company by jeopardizing the projects in which we are participating, by imposing burdensome regulations on the users of the products, by imposing sanctions that directly affect us, or otherwise. Changes in the regulatory environment relating to the industries in which we compete could have an adverse effect on the Company. We cannot predict the effect that future regulation or regulatory changes may have on our business.

      Product Liability and Availability of Insurance

      The manufacture and sale of our products entail the risk of product liability claims. In addition, many of the telephone, cable, and other large companies with which we do or may do business may require financial assurances of product reliability. We maintain product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate. We may be required to obtain additional insurance coverage. Product liability insurance is expensive and we cannot assure you that additional insurance will be available on acceptable terms, if at all, or that it will provide adequate coverage against potential liabilities. The inability to obtain additional insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit commercialization of our products. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on the Company.

      Variability of Quarterly Operating Results

      Variations in our revenues and operating results occur from time to time as a result of a number of factors, such as the number of interactive video projects in which we are engaged, the completion of work or achievement of milestones on long-term projects, and the timing and progress of our product development efforts. The timing and realization of revenues is difficult to forecast, in part, because our sales and product development cycles for interactive video products can be relatively long and may depend on factors such as the size and scope of our projects.

      We have not received material new orders, other than an order in September 1998 for

$96,000 and an order in January 1999 for $1,253,000 ($13,000 of which has been recognized in the first quarter of 1999) for interactive video projects since June 1997, although we received a number of orders for CD-ROM products in the fourth quarter of 1998. Furthermore, as a result of a variety of other factors, including the introduction of new products and services by competitors, and pricing pressures and economic conditions in various geographic areas where our customers and potential customers do business, our sales and operating results may vary substantially from year to year and from quarter to quarter.

      The variation in sales and operating results may be expected to increase as a result of the scaling back of our CD-ROM operations. In addition, the timing of revenue recognition for revenue received from long term projects under our accounting policies may also contribute to significant variations in our operating results from quarter to quarter.

      Anti-takeover Effects Associated with the Issuance of "Blank Check" Preferred Stock and Delaware Law

      Our Certificate of Incorporation authorizes our Board of Directors to issue up to 3,000,000 shares of "blank check" preferred stock. The Board of Directors, without stockholder approval, may fix all the rights of the preferred stock. The issuance of such stock could, among other results, negatively affect the voting power of the holders of common stock.

      Under certain circumstances, the issuance of the preferred stock would make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. Such provisions may discourage attempts to acquire the Company. In addition, certain provisions of Delaware law may also discourage third party attempts to acquire control of the Company.

      We have no current arrangement, commitment or understanding with respect to the issuance of our preferred stock. We cannot assure you, however, that we will not, in the future, issue shares of preferred stock.

      Non-Cash Charges

      As a result of our issuance of convertible debentures in the first quarter of fiscal 1999, we will be required to reflect the difference between the aggregate conversion price of all of the convertible debentures and the current fair market value (on the date of issuance of the convertible debentures) of the shares underlying the convertible debentures as a discount on the convertible debentures as additional paid in capital. Based on the market price of the common stock on March 25, 1999, the discount and paid in capital would be approximately $194,000. Such amount will be amortized as a non-cash interest expense over a 90-day period (the period between the date of issuance of the convertible debentures and the date the convertible debentures first become exercisable).

      As a result of our issuance of certain warrants in July 1997, as well as the repayment of notes issued in July 1997, we had an aggregate amount of non-cash interest expense and loss on extinguishment of debt of approximately $1,440,000. We also incurred a charge of approximately $306,834 related to the write-off of financing costs previously capitalized in connection with our private placements in 1996 and 1997. In addition, we incurred significant non-cash compensation expenses in 1997 related to the difference between the exercise price of certain options granted and the deemed fair value of the common stock underlying such options amounting to approximately $2,544,755.

      General Economic Conditions

      The industry in which we compete relies in part upon consumer confidence and the availability of discretionary income. Both of these can be adversely affected during a general economic downturn. In addition, potential customers may not be willing or able to commit funds to interactive video projects during such a downturn.

      Possible Volatility of Stock Price

      The market prices of equity securities of computer technology and software companies have experienced extreme price volatility in recent years for reasons not necessarily related to the individual performance of specific companies. Accordingly, the market price of the common stock may be highly volatile. The market price of the common stock may be significantly affected or may fluctuate substantially due to factors such as the following:

      o announcements by the Company or its competitors concerning products, patents, technology and governmental regulatory actions;

      o other events affecting computer technology and software companies generally; and

      o     general market and economic conditions.

Research and Development Costs

      Research and development costs amounted to $357,436 and $912,045 for the years ended December 31, 1997 and 1998, respectively.

Item 2. Description of Property.

      In 1997, the Company maintained its executive offices in approximately 11,800 square feet of space in Knoxville, Tennessee pursuant to a lease expiring on February 28, 2000. The Company has sublet such premises, and there is no further obligation under that lease. The Company entered into a lease for new premises in Knoxville, Tennessee effective in January 1998, and relocated effective March 30, 1998. The new lease was terminated by the landlord as a result of the Company's breach, effective January 29, 1999. Pursuant to an agreement between the Company and the landlord, the landlord agreed to forego its right to immediate possession of the premises until February 20, 1999 if the Company (i) vacated the second floor of the premises by February 8, 1999, (ii) paid a total of approximately $79,000 by February 20, 1999, and (iii) no later than February 10, 1999, delivered a first priority security interest in all personal property of the Company to secure the obligations of the Company set forth in the lease. The agreement provided that any time after February 20, 1999, the landlord could cause its counsel to (a) file a detainer warrant or complaint and (b) submit the answers and agreed judgments executed by the Company if the parties did not enter into a written agreement regarding the portion of the previously leased premises currently occupied by the Company. The Company and the landlord are still in negotiations to finalize the new rental terms. No assurance can be given as to the successful conclusion of these negotiations. The Company is currently leasing approximately 20,000 square feet of space on a month-to-month basis for lease and maintenance payments of approximately $24,000 per month.

Item 3. Legal Proceedings.

      The Company is not a party to any pending legal proceeding. See "Description of Property," and "Description of Business--Risk Factors--Risks Associated with Contracts with En Kay Telecom Co., Ltd."

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

      The Common Stock commenced trading on the Nasdaq SmallCap Market on November 4, 1997 under the symbol "CLRT."

      The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock as reported by the Nasdaq SmallCap Market for periods on and subsequent to November 4, 1997, the date of the Company's Initial Public Offering (the "IPO"). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                  High     Low
                                                                  ----     ---
Fiscal Year 1997
         4th Quarter (commencing November 4, 1997)..............  $8.25   $1.625

Fiscal Year 1998
         1st Quarter.......................................  $4.375     $1.375
         2nd Quarter.......................................  $3.875     $1.312
         3rd Quarter.......................................  $2.5       $0.938
         4th Quarter.......................................  $2.688     $0.656

      As of March 29, 1999 there were approximately 130 holders of record of the Common Stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Overview

      Prior to 1998, the Company's major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, the Company has focused its sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

      The Company has continued to focus most of its development and production efforts during the twelve months ended December 31, 1998 on the T 6000, while also seeking new projects for the Company's digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. The Company has produced its initial trial run of the T 6000 set top boxes, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee ("Taylor White"). The Company sold 13 of these trial run boxes to Northern Telecom ("Nortel") in September 1998 for use in their demonstration facility in Ottawa, Canada. In addition, Nortel purchased a CTL 7000 digital video server.

      Management has also focused on attempting to obtain the necessary capital to maintain the Company's operations. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has narrowed its sales efforts to those which, the Company believes, have the best chance of closing in the near term. The Company's sales efforts are now being supervised by its President due to the departure of its Vice President of Sales and Marketing in October 1998. The Company continues to encounter a longer and more complex sales cycle and to realize fewer sales than previously anticipated. Although the T 6000 is in production, the Company continues to add and improve functionality and may be required to do so for certain deployments. However, management believes that the Company is now better positioned to become an important participant in many of its key market segments. There can be no assurance that this will be the case. Because of the Company's long-term sales cycle, period-to-period comparison set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

      In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998, and the Company now accounts for the CD-ROM segment as a discontinued operation. The Company continued to seek potential purchasers of the division in 1998. The operations of the segment have been accounted for as a loss on disposal since May 1998. The segment had a net loss from operations of approximately $114,000 for the twelve months ended December 31, 1998 and a loss on disposal of the segment of approximately $22,000 for the same period. The CD-ROM segment generated a net loss from operations of approximately $744,000 for the twelve months ended December 31, 1997. There can be no assurance that the Company will realize any proceeds from the disposition of the segment. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

      The Company has indefinitely postponed any continued research and development efforts related to the CTL 8500 digital baseband server, aimed at the analog hospitality and cable markets, and the CTL 10000, aimed at larger system deployments. Future research and development efforts are being delayed indefinitely. The Company has continued limited development on its CTL 7000 and CTL 9000 digital video servers and software to add functionality and reduce costs.

      The Company has also completed the short-term contract entered into with the Guangdong Public Telecommunications Authority ("GPTA") in 1997. The value of the GPTA contract was approximately $1,404,000. The Company recognized all of the revenues relating to the GPTA contract upon the project's completion, in the fourth quarter of 1997. The Company incurred approximately $810,000 in costs associated with the GPTA project. The other short-term contract the Company entered into during 1997 was with the Beijing Telecom Authority ("BTA") and valued at approximately $712,000. In the first quarter of 1998, the project was completed and the Company recognized all of the revenues relating to the BTA contract. The Company had capitalized approximately $594,000 in costs associated with the BTA project and recognized those costs upon completion. There is still a receivable balance due from ViaGate Technologies, the prime contractor for these two projects, of approximately $230,000.

      There are inherent risks associated with foreign sales, including the difficulty of enforcing agreements against foreign-based customers, political and economic instability, shipping delays, foreign taxes, and export restrictions. See "Description of Business--Risk Factors--Risks Applicable to Foreign Sales" and "--Risks Associated with Contracts with En Kay Telecom Co., Ltd." In addition, the Company has experienced difficulties with respect to certain of its foreign deployments. See "--Results of Operations."

      The Company had three interactive video customers that represented 15%, 38% and 14%, respectively, of the Company's revenues in 1997 and one that represented 56% of the Company's revenues in 1998. Export sales represented 71% and 56% for 1997 and 1998, respectively.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues. The Company had revenues of $814,159 for the year ended December 31, 1998, as compared to $2,716,939 for the same period in 1997. Primary reasons for this difference were the lack of interactive video sales due to the weak Asian economy, discontinuance of the Company's CD-ROM division and constrained marketing activities due to the Company's cash situation. Sales of interactive video services in 1998 were to Beijing Telecom Authority (BTA) in China and to Nortel in Canada.

      Costs of Revenues. Costs of revenues were $879,280 in 1998 as compared to $2,972,328 in 1997. The Company had a gross loss of $65,121 in 1998 as compared to $255,389 for the same period in 1997. Costs of revenues in 1998 were related to the completion of the BTA project and the cost of the initial T 6000 production units sold to Nortel. The costs of revenues in 1997 were primarily due to the Company's efforts to complete long-term projects and the costs of production design and tooling for several major vendors, including Taylor-White, Knoxville Industrial Design, Philips and Lambda, to prepare for T 6000 initial production.

      The decrease in costs of revenues was primarily due to the fact that the Company had virtually no revenue during the second, third, and fourth quarters of 1998, and therefore had few costs associated with revenues for those quarters. The majority of the costs of revenue for the twelve months ended December 31, 1998 was due to the completion of the Company's BTA project and the recognition of the related costs on the project of approximately $594,000, which had been capitalized over the life of the project. The remainder of the costs for 1998 were related to the Company's efforts to complete projects for which revenue had previously been recognized.

      Operating Expenses. Operating expenses for the twelve months ended December 31, 1998, were $6,810,757, as compared to $3,158,909 for the same period in 1997. As mentioned previously, operating expenses were significantly greater in all areas during 1998 due to the Company's efforts to achieve better performance and prepare for anticipated future growth. The majority of the increase consisted of an increase in operating wages expenses and associated payroll taxes and other employee benefits due to the hiring of additional personnel early in 1998. Another component of the increase in operating expenses was an increase in facility rental expense during 1998 as compared to the same period in 1997 with the Company's move to a new facility. The Company also began developing more sophisticated marketing materials and incurred expenses for other marketing efforts in 1998. Expenses incurred for the use of contractors, consultants, and recruiting efforts also increased in the 1998 period due to the Company's increased need for quality personnel.

      The Company also recognized $2,544,775 in non-cash compensation expense during the twelve month period ended December 31, 1997 due to the fact that it had granted stock options at an exercise price below the initial public offering of $7.50 per share in the IPO. There were no similar expenses in 1998.

      Interest Expense and Income. Due to the Company's repayment of debt in late 1997, following receipt of proceeds from the IPO, interest expense for 1998 was $35,056, as compared to $664,687 in 1997. Interest income was similar at $90,219 in 1998 versus $79,958 in 1997.

      Net Loss. As a result of the above factors, net loss from continuing operations before extraordinary item for the twelve months ended December 31, 1998 was $6,820,715 as compared to $6,543,802 for the same period in 1997.

Liquidity and Capital Resources

      The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt and related accrued interest.

      In November 1997, the Company consummated the IPO in which 2,000,000 shares of Common Stock were sold at a purchase price of $7.50 per share. The Company realized net proceeds of approximately $12,386,800 from the IPO, of which approximately $5,446,000 was used to pay its outstanding debt and related accrued interest.

      In August 1998, the Company's President loaned the Company $55,000 on a short term basis for working capital needs. In September 1998, one of the Company's directors loaned the company an additional $100,000 for working capital uses. In October 1998, the Company amended its 401(k) plan to allow participants in the plan to invest in the Company's common stock. The Company's president allocated the entirety of his investments into the Company's common stock in the approximate amount of $136,000 and the plan purchased 155,028 shares on his behalf. Some additional employees purchased substantially smaller amounts through their 401(k) plan under this program. The Company has used these proceeds for working capital. In October and November 1998, the Company received aggregate gross proceeds of $450,000 from a private placement. Such proceeds included cancellation of $150,000 of indebtedness to a director and the President of the Company (see above). Each investor in the private placement received a seven percent promissory note with a principal amount equal to the amount of the investment with a term of one, two, or three years. Principal and interest are payable by the Company at maturity. In addition, each investor received the right to a royalty payment of fifty cents per $100,000 invested (pro rated for lesser investments), for each T 6000 digital set top box sold during a period of up to five years following the closing. The $450,000 received represents the entire amount received in the private placement. Investors in the private placement included certain directors and officers of the company, as well as outside investors. The funds were used for general operating expenses of the Company.

      The Company had cash balances on hand as of December 31, 1998 of approximately $18,000. The Company's cash position continues to be uncertain. In efforts to control cash outflow, the Company's officers have elected to defer portions of their salaries since August of 1998 and until such time as the financial position of the company will allow those deferrals to be repaid. The Company's President has not taken any salary since the July pay period and the Company is in arrears in paying compensation to its employees. The Company has lost employees either voluntarily or involuntarily in the second half of 1998 due to its financial position and has significantly scaled back its operations.

      The Company has raised $600,000 between January 1999 and March 1999 in a private placement. The Company is looking at several other options in terms of improving its cash situation. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has granted a security interest in its property to its landlord and has granted a security interest in its personal property to one of its legal counsel. Such security interest may hinder the Company's efforts to obtain financing. The Company also continues to seek buyers for the CD-ROM division, either the Mediator or WorkWare segments, or both. The Company is taking additional steps to collect accounts receivable which have been reserved in 1996 and 1997, including $429,000 from Korea Telecom/Bescom. There can be no assurance that the Company will be able to obtain any such required additional funds from any source on a timely basis, on favorable terms, or at all. The lack of sales or a significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern or to resume a full-scale level of operations.

      Since its inception in January, 1993 and through December 31, 1998, the Company has an accumulated deficit of $21,427,942. The Company expects to incur operating losses for the indefinite future as it continues to solidify its technology and achieve some sales success. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. Since January 1, 1999, the Company has received new interactive services orders and new CD-ROM orders from Hopkinsville Electric Service, Optelecom, and the United States Navy, respectively. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

      As of December 31, 1998, the Company had a negative net working capital of approximately $324,000. The Company had no significant capital spending or purchase commitments at December 31, 1998 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

      The Company has no existing lines of credit.

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

Internal Infrastructure. The Company has begun to identify the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has identified major systems which, if affected by the Year 2000 Problem, might adversely affect the Company's operations, and expects to have the systems updated or modified by the middle of 1999.

Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem; however, the Company does not believe that the Year 2000 Problem will have a significant effect on its office and facilities equipment.

The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate will be revised, if required, should additional information become available.

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

Item 7. Financial Statements.

      The Financial Statements and Notes thereto can be found beginning with "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable

                                    PART III

      The information called for by Items 9, 10, 11, 12 and 13 is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1999 Annual Meeting of Stockholders or from an amendment to this Form 10-KSB.

                             CELERITY SYSTEMS, INC.

                              Financial Statements

                           December 31, 1998 and 1997
                                      with
                        Report of Independent Accountants

                        Report of Independent Accountants


To the Board of Directors
Celerity Systems, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Celerity Systems, Inc. (the "Company") at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    PricewaterhouseCoopers LLP



February 26, 1999
Knoxville, Tennessee

CELERITY SYSTEMS, INC.
Balance Sheets
December 31, 1997 and 1998

                                                                             1997           1998

Assets

Cash and cash equivalents                                               $  4,592,975    $     18,273
Short-term investments                                                     1,229,788              --
Accounts receivable, less allowance for doubtful accounts
  of $567,024 and $436,472 in 1997 and 1998, respectively                  1,022,283         280,315
Interest receivable                                                            4,954              --
Inventory                                                                  1,161,356       1,206,611
Prepaid expenses                                                             103,340          63,150
Costs in excess of billings on uncompleted contracts                          20,963              --
                                                                        ------------    ------------
     Total current assets                                                  8,135,659       1,568,349

Property and equipment, net                                                  999,245       1,697,367
                                                                        ------------    ------------

     Total assets                                                       $  9,134,904    $  3,265,716
                                                                        ============    ============

Liabilities and Stockholders' Equity

Accounts payable                                                        $    806,305    $    821,814
Accrued wages and related taxes                                              102,828         626,389
Other accrued liabilities                                                    286,232         172,140
Current maturities of long-term debt and capital lease obligations                --         271,937
Warranty reserve                                                             235,000              --
                                                                        ------------    ------------
     Total current liabilities                                             1,430,365       1,892,280

Long-term debt and capital lease obligations, less current maturities             --         397,955
                                                                        ------------    ------------

     Total liabilities                                                     1,430,365       2,290,235

Common stock, $0.001 par value, 15,000,000 shares authorized,
  4,442,134 issued and 4,104,770 outstanding, and 4,748,847
  issued and 4,411,483 outstanding at December 31, 1997
  and 1998, respectively                                                       4,442           4,749
Additional paid-in capital                                                22,399,692      22,626,174
Treasury stock, at cost, 337,364 at December 31, 1997 and 1998              (227,500)       (227,500)
Accumulated deficit                                                      (14,472,095)    (21,427,942)
                                                                        ------------    ------------
     Total stockholders' equity                                            7,704,539         975,481
                                                                        ------------    ------------

     Total liabilities and stockholders' equity                         $  9,134,904    $  3,265,716
                                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

CELERITY SYSTEMS, INC.
Statements of Operations
For the years ended December 31, 1997 and 1998

                                                                    1997           1998

Revenues                                                             $ 2,716,939    $   814,159
Cost of revenues                                                       2,972,328        879,280
                                                                     -----------    -----------

     Gross margin                                                       (255,389)       (65,121)

Operating expenses                                                     3,158,909      6,810,757
Noncash compensation expense                                           2,544,775             --
                                                                     -----------    -----------

     Loss from operations                                             (5,959,073)    (6,875,878)

Interest expense                                                        (664,687)       (35,056)
Interest income                                                           79,958         90,219
                                                                     -----------    -----------

     Net loss from continuing operations before extraordinary item    (6,543,802)    (6,820,715)

Discontinued operations (Note 4):
  Loss from operations of discontinued CD-ROM segment                    744,394        113,559

  Loss on disposal of discontinued CD-ROM segment                             --         21,573
                                                                     -----------    -----------

     Net loss before extraordinary item                               (7,288,196)    (6,955,847)

Loss on early extinguishment of debt                                   1,386,834             --
                                                                     -----------    -----------

     Net loss                                                         (8,675,030)    (6,955,847)

Accretion of premiums on preferred stocks                                208,529             --
                                                                     -----------    -----------

     Net loss applicable to common stock                             $(8,883,559)   $(6,955,847)
                                                                     ===========    ===========

Basic and diluted loss per common share (Note 12):
  Loss from continuing operations before extraordinary charge        $     (3.23)   $     (1.60)
  Discontinued operations                                                  (0.36)         (0.03)
  Extraordinary charge                                                     (0.66)            --
                                                                     -----------    -----------

  Loss per share                                                     $     (4.25)   $     (1.63)
                                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

CELERITY SYSTEMS, INC.
Statement of Stockholders' Equity

                                                                      Additional
                                                          Common        Paid-in         Treasury       Accumulated
                                                          Stock         Capital           Stock          Deficit

Balances, January 1, 1997                              $      1,836   $  3,280,920    $    (67,500)   $ (5,797,065)

Grant of stock to officer                                        15             --              --              --
Exercise of employee stock options                               38          3,662              --              --
Acquisition of 320,000 shares of common
  stock held in treasury                                         --             --        (160,000)             --
Issuance of common stock warrants                                --      1,440,000              --              --
Grant of stock options at below the initial
  public offering price                                          --      2,544,775              --              --
Issuance of 2,000,000 shares of common stock
  in initial public offering, net of offering expenses        2,000     12,384,758              --              --
Accretion of premiums on preferred stock                         --       (208,529)             --              --
Conversion of 553,726 shares of preferred stock
  to common stock in conjunction with the initial
  public offering                                               553      2,954,206              --              --
Net loss                                                         --             --              --      (8,675,030)
                                                       ------------   ------------    ------------    ------------

Balances, December 31, 1997                                   4,442     22,399,792        (227,500)    (14,472,095)

Issuance of stock to employee benefit plan                      156        135,766              --              --
Exercise of employee stock options                               47          4,796              --              --
Conversion of accounts and notes payable to stock               104         85,920              --              --
Net loss                                                         --             --              --      (6,955,847)
                                                       ------------   ------------    ------------    ------------

Balances, December 31, 1998                            $      4,749   $ 22,626,274    $   (227,500)   $(21,427,942)
                                                       ============   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

CELERITY SYSTEMS, INC.
Statements of Cash Flows
For the years ended December 31, 1997 and 1998

                                                                            1997           1998

Cash flows from operating activities:
  Net loss                                                             $ (8,675,030)   $ (6,955,847)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                                         493,757         515,233
      Accretion of interest on notes payable                                360,000              --
      Loss on disposal of fixed assets                                        1,358          41,197
      Extraordinary loss on early extinguishment of debt                  1,386,834              --
      Expense for issuance of stock options and common stock              2,544,775          17,205
      Warranty reserve                                                       35,000        (235,000)
      Provision for doubtful accounts receivable                             11,974         152,129
      Provision for inventory obsolescence                                 (155,919)       (273,544)
      Changes in current assets and liabilities:
        Accounts receivable                                                (321,025)        594,793
        Interest receivable                                                  (4,954)             --
        Prepaid expenses                                                   (103,340)         40,189
        Inventory                                                           149,303         111,998
        Costs in excess of billings on uncompleted contracts                 16,786          20,963
        Accounts payable                                                    490,473          15,509
        Other current liabilities                                          (371,180)        478,289
        Deferred revenue                                                   (359,970)             --
        Allowance for estimated losses on uncompleted contracts            (672,600)             --
                                                                       ------------    ------------
          Net cash used in operating activities                          (5,173,758)     (5,476,886)

Cash flows from investing activities:
  Purchases of property and equipment                                      (286,929)       (879,494)
  Investments in short-term instruments                                  (1,229,788)      1,229,788
                                                                       ------------    ------------
        Net cash provided (used) in investing activities                 (1,516,717)        350,294

Cash flows from financing activities:
  Proceeds from long-term debt                                            2,000,000         450,000
  Principal payments on long-term debt and capital lease obligations     (5,026,830)        (38,875)
  Proceeds from issuance of common stock                                 15,003,918         140,765
  Repurchase of common stock                                               (160,000)             --
  Financing and debt issue costs                                         (2,878,304)             --
                                                                       ------------    ------------
        Net cash provided in financing activities                         8,938,784         551,890

Net increase (decrease) in cash and cash equivalents                      2,248,309      (4,574,702)
Cash and cash equivalents, beginning of year                              2,344,666       4,592,975
                                                                       ------------    ------------

Cash and cash equivalents, end of year                                 $  4,592,975    $     18,273
                                                                       ============    ============

The accompanying notes are an integral part of these financial statements.

CELERITY SYSTEMS, INC.

Notes to Financial Statements

1.    Organization and Nature of Business

      Celerity Systems, Inc. (the "Company"), a Delaware corporation, designs, develops, integrates, installs, operates and supports interactive video services hardware and software ("interactive video"). The Company also designed, developed, installed, and supported CD-ROM software products for business applications. In February 1998, the Company began to scale back the CD-ROM segment to a maintenance mode of operations (Note 4). In the interactive video services area, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market niches. The sales of interactive video products are principally made on a contract basis. The majority of the Company's remaining CD-ROM customer base is in the security brokerage industry and in U.S. Government applications.

      In 1993, Celerity Systems, Inc., a Tennessee corporation, was formed and, in 1997, the Tennessee corporation was merged with a newly-formed Delaware corporation.

      The Company had three interactive video customers that represented 15%, 38% and 14%, respectively, of the Company's revenues in 1997, and one that represented 56% of the Company's revenues in 1998. Export sales represented 71% and 56% of revenues for 1997 and 1998, respectively. Sales to Korean companies represented 15% in 1997. Sales to Chinese companies represented 38% and 56% in 1997 and 1998, respectively. Sales to Taiwanese companies were 14% of total revenues in 1997.

2.    Summary of Significant Accounting Policies

      Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased as cash equivalents. The Company places its temporary cash investments principally in bank repurchase agreements, money market accounts and certificates of deposit with one bank. The Company does not obtain collateral on its investment or deposit accounts.

      Short-Term Investments - The Company invests in debt securities and certificates of deposit with original maturities of greater than three months, principally with one financial institution. At December 31, 1997, the debt securities were classified as held to maturity and were recorded at amortized cost which approximated market.

      Accounts Receivable - The Company does not require collateral or other security to support customer receivables.

      Inventory - Inventory is stated at the lower of cost or market, with cost being determined using the first-in first-out (FIFO) method.

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

      Revenue from short-term contracts is recorded by the completed contract method of accounting, which provides for recognition of revenue and related costs upon completion of each contract. Costs in excess of billings on uncompleted short-term contracts at December 31, 1997, are reflected as a current asset in the accompanying balance sheet.

      The Company records sales of products not under contract when the related products are shipped.

      Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally five years. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in income. The Company periodically evaluates the carrying value by considering the future cash flows generated by the assets. Management believes that the carrying value reflected in the financial statements is fairly stated based on this criteria.

      Segment Information Reporting - In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with this Statement, the Company has presented segment information for the CD-ROM and interactive video segments for the year ended December 31, 1997.

      Other Assets - Other assets, which consisted of debt offering costs related to private placements in 1996 and 1997, were being amortized on a straight-line basis over the term of the related debt. Amortization expense in 1997 was $210,850. The Company realized an extraordinary loss of $1,386,834 in 1997 due to the write-off of the unamortized offering costs when it repaid its debt obligations upon the completion of its initial public offering (Note 8).

      Research and Development Costs - Research and development costs are expensed as incurred and amounted to $357,436 and $912,045 for the years ended December 31, 1997 and 1998, respectively. These amounts are included in operating expenses in the accompanying statements of operations.

      Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS 109, the asset and liability method is used, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Reverse Stock Split - In August 1997, the Board of Directors approved a 1-for-2.5 reverse stock split of the Company's common stock for shareholders of record. All common share and per share amounts included in the accompanying financial statements have been restated to retroactively reflect the reverse split.

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

      Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas of estimation included in the accompanying financial statements relate principally to the collection of accounts receivable and inventory valuation.

      Impact of SFAS 133 - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for fiscal quarters of fiscal years beginning after June 15, 1999. This Standard will have no material impact on the Company.

      Reclassifications - Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3.    Going Concern

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital problems. Additionally, the lack of sales or a significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern.

      In the first quarter of 1999, the Company received gross proceeds from a private placement of convertible debt totaling $600,000. In addition, the Company is attempting to obtain additional financing. The Company also received purchase orders subsequent to year-end totaling approximately $1.2 million in revenues to the Company through 1999 and into 2000. Finally, management is seeking a buyer for its discontinued CD-ROM segment and is actively seeking one or more strategic investors.

4.    Discontinued Segment

      In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal that became effective in May 1998. The Company is actively seeking a buyer for the segment which had revenues of $1,011,323 and $460,955 in 1997 and 1998, respectively. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory of $39,113 is available for sale and the Company continues to sell the inventory as existing customers request such merchandise. As of December 31, 1998, equipment (net of accumulated depreciation) and payables related to the CD-ROM segment were $81,410 and $364,733, respectively. Management cannot determine which assets will remain at the time of disposal. Management believes that the recorded value of furniture, equipment and inventory relating to the CD-ROM segment will be fully recovered and no write-down for impairment is necessary.

5.    Inventory

      Inventory at December 31, 1997 and 1998, consists of:

                                                 1997           1998

        Raw materials                        $   876,829    $   774,257
        Finished goods                           628,608        502,891
                                             -----------    -----------
                                               1,505,437      1,277,148
        Reserve for inventory obsolescence      (344,081)       (70,537)
                                             -----------    -----------
                                             $ 1,161,356    $ 1,206,611
                                             ===========    ===========

6.    Property and Equipment

      Substantially all property and equipment of the Company is comprised of computers and computer-related equipment, therefore, all property and equipment is included in one category entitled "Property and equipment, net." Cost and related accumulated depreciation for December 31, 1997 and 1998, are as follows.

                                                1997           1998

        Property and equipment              $ 1,639,644     $ 2,811,861
        Accumulated depreciation               (640,399)     (1,114,494)
                                            -----------     -----------
        Property and equipment, net         $   999,245     $ 1,697,367
                                            ===========     ===========

7.    Income Taxes

      The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 1997 and 1998, are as follows:

                                                                       1997           1998
      Current:
        Allowance for doubtful accounts                            $   215,000    $   166,000
        Accrued wages                                                       --        223,000
        Inventory reserve                                              131,000         26,000
        Warranty reserve                                                89,000             --
        Relocation reserve                                              21,000             --
        Other                                                           43,000         35,000
                                                                   -----------    -----------
                                                                       499,000        450,000
      Valuation allowance for net current deferred tax assets         (499,000)      (450,000)
                                                                   -----------    -----------

           Total net current deferred tax asset                    $        --    $        --
                                                                   ===========    ===========

      Noncurrent:
        Net operating loss and research credit carryforwards       $ 3,971,000    $ 6,690,000
        Stock based compensation                                       967,000        966,000
        Property and equipment                                        (100,000)      (127,000)
                                                                   -----------    -----------
                                                                     4,838,000      7,529,000
      Valuation allowance for net noncurrent deferred tax assets    (4,838,000)    (7,529,000)
                                                                   -----------    -----------

           Total net noncurrent deferred tax asset                 $        --    $        --
                                                                   ===========    ===========

      As a result of the significant pretax losses in fiscal 1997 and 1998, management can not conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset.

      The December 31, 1997 and 1998 provisions for income taxes consist of the following:

                                                                      1997           1998
      Federal
        Current tax expense                                       $        --    $        --
        Deferred tax expense attributable to change
          in valuation allowance                                    2,460,000      2,370,000
        Deferred tax expense (benefit) attributable
          to temporary differences                                   (687,000)       264,000
        Deferred tax benefit attributable to net operating loss
          and research credit carryforwards                        (1,773,000)    (2,634,000)

      State
        Current tax expense                                                --             --
        Deferred tax expense attributable to change
          in valuation allowance                                      289,000        272,000
        Deferred tax expense (benefit) attributable
          to temporary differences                                    (86,000)        37,000
        Deferred tax benefit attributable to net operating loss
          and research credit carryforwards                          (203,000)      (309,000)
                                                                  -----------    -----------

                                                                  $        --    $        --
                                                                  ===========    ===========

      Income tax benefit allocated to the extraordinary item in 1997 was $527,000. In 1998, income tax benefit allocated to discontinued operations was $51,000. The Company recorded a full valuation allowance for both items.

      The Company's income tax benefit differs from that obtained by using the statutory rate of 34% as a result of the following:

                                                                        1997           1998

      Computed "expected" tax benefit,
        continuing operations                                       $(2,225,000)   $(2,319,000)
      Computed "expected" tax benefit,
        discontinued operations                                        (253,000)       (45,000)
      State income tax benefit, net of federal income tax benefit      (292,000)      (275,000)
      Change in valuation allowance                                   2,749,000      2,642,000
      Permanent differences                                              16,000         25,000
      Other                                                               5,000        (28,000)
                                                                    -----------    -----------

                                                                    $        --    $        --
                                                                    ===========    ===========

      At December 31, 1998, the Company had approximately $17,400,000 of net operating loss carryforwards. These amounts are available to reduce the Company's future taxable income and expire in the years 2010 through 2013.

8.    Initial Public Offering

      On November 7, 1997, the Company closed its initial public offering of 2,000,000 shares of common stock at the purchase price of $7.50 per share, which resulted in net proceeds to the Company of approximately $12,386,800. A portion of the proceeds of the offering was used to repay indebtedness incurred in earlier private placements, and the remainder was used for the hiring of additional personnel, to fund the Company's sales and marketing efforts, and for working capital and general corporate purposes.

9.    Notes Payable and Common Stock Warrants

      In June and July 1996, the Company sold units in a private placement offering to outside investors. The 60 units consisted of one 10% Note in the principal amount of $50,000, 7,111 shares of common stock, and warrants to purchase 2,625 shares of common stock. Additionally, the agent received warrants to purchase 35,556 shares of common stock at $10.31 per share. In November 1996, the Company issued an additional 867 warrants for each unit held by the outside investors in connection with the Company's default on previously outstanding investor debt and subsequent conversion of the principal to common stock. The warrants issued to the agent were increased to 38,852 in connection with the default and the exercise price was decreased to $9.44.

      In October and November 1998, the Company agreed to issue $86,024 in common stock at a 20% discount. This triggered the antidilution provisions of the 1996 warrant agreements. An additional 29 warrants were issued for each unit and the exercise price was lowered to $8.39. All warrants issued in the 1996 placement will expire on the third anniversary of the closing of the initial public offering. The warrants issued to the agent were further increased to 39,184 in connection with the 1998 antidilution and the exercise price was decreased to $9.36. These will expire five years from the date of grant.

      In August 1997, the Company sold 20 units, each consisting of a 10% Note in the principal amount of $100,000 and warrants to purchase 16,000 shares of common stock at $3.00 per share. In connection with this placement, the Company entered into stock repurchase agreements with one of the Company's former officers and with a director. The Company paid $0.50 per share for a combined total of 320,000 shares held by the two individuals, using a portion of the funds from the private placement. The previously mentioned 1998 discounted stock issuance also triggered the antidilution provisions of the 1997-warrant agreement. However, no adjustment was necessary under the agreement.

      The Company recorded debt discount and additional paid-in capital for the fair value of the 1997 warrants, which was $1,440,000. The fair value of the warrants was determined based on the difference between the $7.50 estimated offering price and the $3.00 exercise price of the warrants. Based upon the recording of the debt discount, the Notes' effective interest rate was in excess of 300%.

      Upon the initial public offering, the Company paid amounts due under both placements creating a charge of $1,386,834 in 1997 related to loss on early extinguishment of debt, including write-off of capitalized financing costs.

      In October and November 1998, the Company placed $450,000 of 7% notes. Each note holder is entitled to royalties of fifty cents per $100,000 invested (pro rated for lesser investments) for each T 6000 set top box sold during a period of up to five years. Of the total notes placed, $200,000 are due in one year and the remainder are due through October 2001. Interest is paid in full on the maturity date. Four individuals, three members of management and one director, were among those investors. Of the total, $200,000 related to these individuals.

      The maturities of the Company's long-term debt as of December 31, 1998, are as follows:

                                 1999                 $ 200,000
                                 2000                        --
                                 2001                   250,000
                                                      ---------
                                                        450,000
                 Less current portion                  (200,000)
                                                      ---------

                 Total long-term debt                 $ 250,000
                                                      =========

      In April 1998, the Company incurred capital lease obligations of approximately $259,000 for certain equipment. Monthly payments of principal and interest of $9,541 are due through June 2001.

      The payments related to capital lease obligations as of December 31, 1998, are as follows:

                                 1999                 $ 114,492
                                 2000                   114,492
                                 2001                    57,246
                                                      ---------
                                                        286,230
                Less interest portion                   (66,338)
                                                      ---------

       Total capital lease obligation                 $ 219,892
                                                      =========

                      Current portion                 $  71,937
                                                      =========

10.   Redeemable Convertible Preferred Stock

      The Board of Directors authorized the issuance of 975,836 shares of Series A Preferred Stock at $1.55 per share and 408,479 shares of Series B Preferred Stock at $1.96 per share in 1995. Upon the effective date of the initial public offering, all of the Company's issued and outstanding classes of preferred stock were converted into 553,726 shares of common stock. Each class of preferred stock included certain privileges, including the accrual of premiums of 12% annually. The accretion of the premiums through the conversion date has been reflected as a reduction in additional paid-in capital in the accompanying financial statements.

11.   Stock Options

      The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 178,929 options to acquire common shares of which 106,000 and 71,400 were outstanding at December 31, 1997 and 1998, respectively. In 1997, the Company established an additional stock option plan under which 200,000 options to acquire common shares could be granted. There were 48,000 and 187,520 shares outstanding under the 1997 plan at December 31, 1997 and 1998, respectively.

      Options granted under these plans subsequent to the 1997 initial public offering generally vest over three years and expire ten years from the date of grant.

      During 1997, the Company granted options to acquire 26,000 common shares to a member of the Company's Board and 499,200 to members of management outside the 1995 and 1997 plans. The 483,200 options which remain outstanding at December 31, 1998 are fully vested and and expire ten years from the date of grant.

      A summary of outstanding options as of December 31, 1997 and 1998, and changes during the years ended on those dates is presented below:

                                                             1997                                1998
                                                  ------------------------------    --------------------------------
                                                                Weighted-Average                   Weighted-Average
                                                  Options        Exercise Price     Options         Exercise Price
      Outstanding at beginning of year(1)         185,800           $   0.43        637,200           $   2.30
        Granted                                   569,800 (2)           2.62        192,420               1.02
        Exercised                                 (37,000)              0.10        (46,600)              0.10
        Forfeited                                 (81,400)              1.26        (40,900)              1.21
                                                  -------           --------        -------           --------

      Outstanding at end of year                  637,200           $   2.30        742,120           $   0.78
                                                  =======           ========        =======           ========

      Options exercisable at year end             589,200           $   1.92        534,600           $   0.69

      Weighted-average fair value per
        option granted during the year            569,800           $   1.56        192,420           $   0.65

(1) Includes 14,000 options granted to an outside director. These options were granted outside the 1995 and 1997 plans.

(2) Includes 26,000 options granted to an outside director and 499,200 options granted to members of management. These options were granted outside the 1995 and 1997 plans.

      The following table summarizes information about stock options at December 31, 1997 and 1998:

                                     Options Outstanding                   Options Exercisable
                               ---------------------------------      ------------------------------
                                              Weighted-Average
                                  Number         Remaining               Number     Weighted-Average
      Exercise Prices          Outstanding     Contractual Life       Exercisable    Exercise Price

      December 31, 1997

      $ 0.10                      96,800            7.99                  96,800          $ 0.10
      $ 1.38                     231,800            9.40                 231,800          $ 1.38
      $ 3.00                     250,000            9.58                 250,000          $ 3.00
      $ 4.90                      10,600            8.33                  10,600          $ 4.90
      $ 7.00                      48,000            9.92                      --          $  --

      December 31, 1998

      $ 0.10                      47,600            6.65                  47,600          $ 0.10
      $ 0.69                     620,342            9.21                 457,800          $ 0.69
      $ 1.13                         200            9.92                      --          $  --
      $ 1.38                      26,200            8.21                  26,200          $ 1.38
      $ 1.63                       3,076            9.33                      --          $  --
      $ 2.13                      40,000            9.00                      --          $  --
      $ 2.94                       1,702            9.42                      --          $  --
      $ 4.90                       3,000            7.25                   3,000          $ 4.90

      In 1997, the Company recorded compensation expense of $2,544,775 related to options granted in April, June and July 1997, as the exercise price of the options was less than the initial public offering price of the Company's common stock at grant dates.

      The Company recorded no compensation expense related to other options granted, as the exercise price of the options was equal to the fair market value of the Company's common stock, at grant dates. Had compensation cost for the option grants been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below at December 31:

                                             1997                                    1998
                              ----------------------------------      ----------------------------------
                                    As                                      As
                                 Reported            Pro Forma           Reported            Pro Forma

      Net loss                $  (8,675,030)      $  (8,684,585)      $  (6,955,847)      $  (7,098,413)
      Net loss per share      $        4.25       $        4.25       $        1.63       $        1.67

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1998: risk-free interest rate of 5.71% in 1997 and 6.00% in 1998, and expected lives up to ten years.

12.   Loss Per Share

      Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 435,181 and 454,411 at December 31, 1997 and 1998, respectively, are not included in the computation of per share amounts in the periods because the Company reported a loss.

      Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                          1997          1998
      Loss
        Basic and diluted:
          Loss available to common stockholders       $(8,883,559)  $(6,955,847)

      Shares
        Basic and diluted:
          Weighted-average common shares outstanding    2,090,320     4,260,327


13.   Segment Information

      At December 31, 1997, the Company had two reportable segments: CD-ROM and interactive video. The CD-ROM segment, which was discontinued in early 1998 (Note 4), included the design, development, installation and support of CD-ROM storage and imaging software products for business applications. The interactive video segment includes the design, development, integration, installation, operation and support of interactive video services hardware and software. The Company's two reportable segments offered different products and services and market such products to different customer bases. The two segments were managed separately because each business required different technology and marketing strategies. The two segments evolved over the life of the Company and had specifically identifiable tangible assets. The segments shared certain corporate assets and, as such, those are not specifically identified in the segment information.

      Summarized financial information by business segment for the year ended December 31, 1997, approximates the following:

                                                                        Interactive
                                                         CD-ROM            Video             Totals
      Revenues from external customers                $ 1,011,323       $ 2,716,939       $ 3,728,262
      Depreciation and amortization                       110,177           346,421           456,598
      Segment operating loss                           (1,444,924)       (5,228,328)       (6,673,252)
      Segment assets                                      390,186         2,694,493         3,084,679
      Expenditures for segment long-lived assets           26,951           172,100           199,051

      The total of the segment assets reported for 1997 above varies from the total assets of the Company due to the inability to allocate corporate assets. The corporate assets consist of cash, fixed assets, offering costs, and other assets. The following is a reconciliation of the Company's total assets, depreciation and amortization expense, and cash expenditures for assets to the totals of the segments reported for 1997 above:

      Assets

      Total assets of the segments                                  $ 3,084,679
      Unallocated corporate assets                                    6,050,225
                                                                    -----------

           Total assets                                             $ 9,134,904
                                                                    ===========

      Depreciation and amortization expense

      Segment depreciation and amortization                         $   456,598
      Unallocated corporate depreciation                                 37,159
                                                                    -----------

           Total depreciation and amortization expense              $   493,757
                                                                    ===========

      Segment loss

      Total segment loss                                            $(6,673,252)
      Unallocated corporate intererst and extraordinary loss         (2,001,778)
                                                                    -----------

           Total net loss                                           $(8,675,030)
                                                                    ===========

      Expenditures for long-lived assets

      Segment expenditures for long-lived assets                    $   199,051
      Unallocated corporate expenditures for long-lived assets           87,878
                                                                    -----------

           Total expenditures for long-lived assets                 $   286,929
                                                                    ===========

      The accounting policies of the segments were the same as those described in the summary of significant accounting policies. The segment information provided contains allocations of certain corporate assets and expenses which were shared by each of the segments. The allocations were generally based on a 25%/75% basis for the CD-ROM and interactive video segments, respectively. Neither of the segments had financial operations and, therefore, there were no material amounts of interest revenue or expense generated. There was a net interest expense for the Company of $584,729 for the year ended December 31, 1997. The segment loss amounts do not contain amounts attributable to the Company's net interest expense, extraordinary loss or accretion of premiums on preferred stock.

14.   Cash Flows

      Supplemental disclosure of cash flow information for the years ended December 31, 1997 and 1998, is as follows:

                                                     1997           1998

      Cash paid during the year for:
      Interest                                    $ 454,687      $  29,806

      Noncash investing and financing activities:

   1997

      The Company recorded $208,529 for accretion of premiums on preferred stocks in 1997. The preferred stock was converted to 553,726 shares of common stock upon the closing of the Company's initial public offering in November 1997.

   1998

      The Company converted $68,820 in accounts and notes payable into $86,024 common stock. The difference was recorded as a noncash expense.

      The Company reclassified $278,870 of inventory to equipment.

      The Company incurred capital lease obligations of $258,770 for equipment.

15.   Commitments and Contingencies

      The Company leases office space and certain equipment under operating leases. Future minimum lease payments by year, and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1998, are as follows:


                               1999                      $ 38,715
                               2000                        34,971
                               2001                        11,451
                         Thereafter                            --
                                                         --------

                                                         $ 85,137
                                                         ========

      Rent expense for operating leases was $158,353 and $572,437 in 1997 and 1998, respectively.

      Subsequent to year-end, the Company defaulted on its lease for office space. Management is currently negotiating a new arrangement and is making month-to-month payments until a new agreement is reached.

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERITY SYSTEMS, INC.

/s/ Kenneth D. Van Meter
---------------------------    President and                      March 30, 1999
Kenneth D. Van Meter           Chief Executive Officer

         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                        Title                        Date
        ---------                        -----                        ----

/s/ Kenneth D. Van Meter   President, Chief Executive Officer    March 30, 1999
------------------------     and Chairman of the Board
Kenneth D. Van Meter         (Principal Executive Officer)
                             (Principal Financial Officer)

/s/ Glenn West             Executive Vice President and          March 30, 1999
-----------------------      Director
    Glenn West

/s/ Fenton Scruggs
-----------------------    Director                              March 30, 1999
Fenton Scruggs

/s/ Donald Greenhouse      Director                              March 30, 1999
-----------------------
Donald Greenhouse

/s/ Stephen Portch         Director                              March 30, 1999
-----------------------
Stephen Portch