Form 10KSB/A
period 1998-12-31
CELERITY SYSTEMS INC
filed 1999-04-30
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1
                                  FORM 10-KSB/A

(Mark one)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________

                           Commission File No. 0-23279

                             CELERITY SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                 52-2050585
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         Celerity Systems, Inc.
       1400 Centerpoint Boulevard
          Knoxville, Tennessee                              37932
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (423) 539-5300

Securities registered under Section 12(b) of the Exchange Act:

------------------------------------   -----------------------------------------
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $814,159

      Aggregate market value of voting stock held by non-affiliates of registrant as of March 26, 1999: $3,505,011

       Shares of Common Stock outstanding as of April 28, 1999: 4,349,990

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

      Transitional Small Business Disclosure Format (check one): Yes|_|; No |X|

      The Registrant hereby amends the Form 10-KSB for the fiscal year ended 1998, filed on April 12, 1999 to include the information required by Part III pursuant to Form 10-KSB General Instruction E.3.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

      The executive officers and directors of the Company are as follows:

     Name                 Age             Position
     ----                 ---             --------

Kenneth D. Van Meter      52    President, Chief Executive Officer and Chairman
                                  of the Board
Glenn West                36    Executive Vice-President, Director of Technology
                                  and Director
William R. Chambers       47    Vice-President of Business Development and
                                  Secretary
Mark C. Cromwell          45    Vice-President of Engineering
Dennis K. Smith           48    Vice-President of Operations
Fenton Scruggs(1)         61    Director
Donald Greenhouse(1)(2)   63    Director
Stephen Portch(1)(2)      48    Director
Mark Braunstein(2)        50    Director

----------

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

      Glenn West. Mr. West, a founder of the Company, has served as Executive Vice-President, Director of Technology and a member of the Board of Directors since the Company's inception in 1993. Prior to founding the Company, from 1987 to 1993, Mr. West served as Senior Systems Engineer for Data Research and Applications, a software company. Mr. West is on a voluntary leave of absence from employment with the Company, but is providing consulting services to the Company through the end of the term of his employment agreement. See Item 10. Executive Compensation, Employment Agreements.

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

      Mark C. Cromwell. Mr. Cromwell joined the Company as Vice President of Engineering in August, 1997. Prior to joining the Company, Mr. Cromwell was Vice President of Transmission Product Engineering with DSC Communications Corporation, where he worked from July 1984 to August 1997. Mr. Cromwell also held engineering positions with Mostek Corporation, the Electronics Division of the Chrysler Corporation and General Dynamics. He holds an M.S. in Electrical Engineering from Southern Methodist University and a B.S. in Physics from the University of Tennessee, and has done postgraduate work in Management at the University of Texas in Dallas.

      Dennis K. Smith. Mr. Smith joined the Company and shortly thereafter was elected Vice President of Operations in October 1997. Prior to joining the Company, Mr. Smith was a Director of the Transmission Products Division of DSC Communications Corporation, where he worked from 1995 to 1997. Mr. Smith was the owner of DKS Systems, a consulting firm, from 1989 to 1995. Mr. Smith holds an M.S. and B.S. in Electrical Engineering from the University of Texas at Austin and has done post-graduate work in Computer Science at Southern Methodist University in Dallas, Texas.

      Fenton Scruggs. Dr. Scruggs, a founder of the Company, funded the initial start-up of the Company, and has been a member of the Company's Board of Directors since the Company's inception in 1993. Dr. Scruggs is a Board Certified Pathologist from Chattanooga, Tennessee, who has been in private practice since 1969. Dr. Scruggs received his undergraduate degree from the University of Virginia in 1959 and his graduate degree from the University of Tennessee in 1962. Dr. Scruggs completed his residency at Memphis Methodist Hospital and was a General Medical Officer in the U.S. Air Force from 1963 to 1965.

      Donald Greenhouse. Mr. Greenhouse has been a member of the Company's Board of Directors since 1995. Mr. Greenhouse also served as interim Chief Executive Officer of the Company from August 1996 until January 1997. Mr. Greenhouse is President and Chief Executive Officer of Seneca Point Associates, Inc., a consulting firm founded by him in November 1989. Mr. Greenhouse has approximately 40 years of management experience in manufacturing, technology and service industries. Seneca Point Associates, Inc. is a non-traditional consulting firm engaged by clients nationally to fill full-time senior management positions.

      Stephen Portch. Dr. Portch has been a member of the Company's Board of Directors since December 1, 1997. Dr. Portch has been Chancellor of the University System of Georgia since 1994. He oversees 30,600 employees, a $3.65 billion dollar budget and 206,000 students. Previously, Dr. Portch was Senior Vice President of the University of Wisconsin System. Dr. Portch holds a Ph.D. and M.A. from Pennsylvania State University, and he received his B.S., with honors, from the University of Reading (England).

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

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that Forms 5 were filed late by each of Mark Braunstein, William Chambers, Mark Cromwell, Donald Greenhouse, Stephen Portch, Dennis Smith, Kenneth Van Meter and Thomas Welch, and Fenton Scruggs has not yet filed a Form 5.

Item 10. Executive Compensation.

Executive Compensation

      The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 1998, 1997 and 1996 paid to Kenneth D. Van Meter, the Company's Chairman of the Board, President, and Chief Executive Officer, Glenn West, the Company's Executive Vice President and Director of Technology, William R. Chambers, the Company's Vice President of Business Development and Secretary, Mark Cromwell, the Company's Vice President of Engineering and Dennis Smith, the Company's Vice President of Operations (Messrs. Van Meter, West, Chambers, Cromwell and Smith, together the "Named Executive Officers"). No other executive officer received compensation exceeding $100,000 during the fiscal years ended December 31, 1998, 1997 or 1996.

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                    Compensation
                                  Annual Compensation                  Awards
                                -----------------------       -----------------------
Name and Principal Position     Year    Salary       Bonus    Restricted   Securities
---------------------------     ----    ------       -----       Stock     Underlying    All Other
                                                               Award(s)     Options     Compensation
                                                               --------     -------     ------------
Kenneth D. Van Meter            1998   $170,100(1)      --      --         413,200(6)       --
 Chairman of the Board,         1997   $154,731      71,810(5)  --         413,200          --
  Chief Executive Officer,      1996     --             --      --            --            --
  and President

Glenn West                      1998   $148,954         --      --            --            --
  Executive Vice President      1997   $148,954         --      --            --            --
  and Director                  1996   $134,372         --      --            --            --

William R. Chambers             1998   $131,250(2)      --      --          62,500(6)       --
 Vice President                 1997     --             --      --            --            --
                                1996     --             --      --            --            --

Mark C. Cromwell                1998   $125,000(3)      --      --          36,500(6)       --
 Vice President                 1997     --             --      --            --            --
                                1996     --             --      --            --            --



Dennis K. Smith                 1998   $125,000(4)      --      --          36,500(6)       --
 Vice President                 1997     --             --      --            --            --
                                1996     --             --      --            --            --

----------

(1) Includes $70,875 voluntarily deferred in 1998.
(2) Includes $15,312.50 voluntarily deferred in 1998.
(3) Includes $14,583.34 voluntarily deferred in 1998.
(4) Includes $14,583.34 voluntarily deferred in 1998.
(5) Includes $17,864 paid in the first quarter of 1998, $26,973 which was due to be paid on January 20, 1999, but has not been paid, and $26,973 to be paid on January 20, 2000.

(6) Options repriced on December 1, 1998.

      The following table sets forth certain information concerning options granted to the Named Executive Officers during the fiscal year ended December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
                                         -----------------
                        Number of   Percentage of
                       Securities   Total Options
                       Underlying     Granted to      Exercise or
                         Options    Individuals in     Base Price    Expiration
Name                     Granted     Fiscal Year       per Share        Date
----                     -------     -----------       ---------        ----

Kenneth D. Van Meter   183,200(1)       26.4%            $0.688        4/4/07
                       230,000(1)       33.2%            $0.688        7/18/07
Glenn West                 --             --               --            --

William R. Chambers     20,000(1)        2.9%            $0.688        7/24/07
                        10,000(1)        1.4%            $0.688        6/18/07
                        10,000(1)        1.4%            $0.688        4/4/07
                        10,000(2)        1.4%            $0.688        1/26/08
                        12,500(2)        1.8%            $0.688       11/25/08

Mark C. Cromwell        24,000(1)        3.5%            $0.688       11/12/07
                        12,500(2)        1.8%            $0.688       11/25/08

Dennis K. Smith         24,000(1)        3.5%            $0.688       11/12/07
                        12,500(2)        1.8%            $0.688       11/25/08

----------

(1) Options granted in 1997, and repriced on December 1, 1998.
(2) Options granted in 1998, and repriced on December 1, 1998.

      The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 1998 by the Named Executive Officers.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                   Number of Securities
                        Number of                 Underlying Unexercised      Value of Unexercised
                         Shares                         Options at           In-the-Money Options at
                       Acquired on     Value        December 31, 1998         December 31, 1998(1)
Name                    Exercise     Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
----                    --------     --------   -------------------------   -------------------------
Kenneth D. Van Meter       --           --        413,200           -0-       $25,618           -0-
Glenn West                 --           --             --            --            --            --
William R. Chambers        --           --         43,334        19,166        $2,687        $1,188
Mark C. Cromwell           --           --          8,000        28,500          $496         1,767
Dennis K. Smith            --           --          8,000        28,500          $496         1,767

----------

(1) Amount reflects the market value of the underlying shares of Common Stock at the closing price reported on the Nasdaq SmallCap Market on December 31, 1998 ($0.75 per share), less the exercise price of each option.

Director Compensation

      Beginning in 1998, the Company's policy is for each outside director to receive nonqualified stock options for 20,000 shares in addition to $2,500 per quarter. Directors did not receive compensation for the last two quarters of fiscal 1998. This compensation is accruing and the Company intends to pay it to the directors in the future.

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

      On November 25, 1998, the Board of Directors of the Company approved a resolution which permitted the Company to reprice all outstanding options to purchase Common Stock which were held by employees of the Company as of December 1, 1998, to a price equal to the closing of the Company's Common Stock reported on the Nasdaq SmallCap Market on December 1, 1998. Such closing price on December 1, 1998 was $.688 per share.

      At December 31, 1998, options to purchase 71,400 shares of Common Stock were outstanding under the 1995 Plan at exercise prices ranging from $0.10 to $4.90 per share, although substantially all of such options are exercisable at $0.10 per share. Of such optionees, William Chambers and Dennis Smith, officers of the Company, have options to purchase 10,000 shares and 12,500 shares, respectively, of Common Stock at $0.688 per share. On December 31, 1998, options to purchase 187,520 shares of Common Stock were outstanding under the 1997 Plan at exercise prices ranging from $0.688 to $2.938 per share, although a majority of such options are exercisable at $0.688 per share. Options granted to directors of the Company under the 1997 Plan consist of: (i) options granted to Mark Braunstein, Donald Greenhouse and Fenton Scruggs to each purchase 20,000 shares of Common Stock, respectively, at an exercise price of $2.125 per share;
(ii) options granted to Stephen Portch to purchase 20,000 shares of Common Stock at an exercise price of $2.625 per share; (iii) options granted to Mark Braunstein and Fenton Scruggs to each purchase 851 shares of Common Stock, respectively, at an exercise price of $2.938 per share; (iv) options granted to Stephen Portch and Donald Greenhouse to each purchase 1,333 shares of Common Stock, respectively, at an exercise price of $1.875; and (v) options granted to Stephen Portch and Donald Greenhouse, Mark Braunstein and Fenton Scruggs to each purchase 1,538 shares of Common Stock, respectively, at an exercise price of
1.625 per share. Options granted to officers of the Company under the 1997 Plan consist of: (i) options granted to William Chambers to purchase 22,500 shares of Common Stock at an exercise price of $0.688 per share; (ii) options granted to Mark Cromwell to purchase 36,500 shares of Common Stock at an exercise price of $0.688; and (iii) options granted to Dennis Smith to purchase 24,000 shares of Common Stock at an exercise price of $0.688 per share.

Options Granted Outside The Plans

      In addition to the options which have been granted under the Plans, the Company has previously granted options to purchase an aggregate of 483,200 shares of Common Stock outside of the Plans, including: (i) options granted to Donald Greenhouse, a director of the Company to purchase (x) 14,000 shares of Common Stock at an exercise price of $0.10 per share and (y) 26,000 shares of Common Stock at an exercise price of $1.38 per share; (ii) options granted to Kenneth Van Meter to purchase 413,200 shares of Common Stock at an exercise price of $0.688 per share; and (iii) options granted to William Chambers to purchase 30,000 shares of Common Stock at an exercise price of $0.688 per share. See Executive Compensation and Item 12: Certain Relationships and Related Transactions.

401(k) Profit Sharing Plan

      The Company has a 401(k) profit sharing plan (the "401(k) Plan"), pursuant to which the Company, at its discretion each year, may make contributions to such plan which match a certain percentage, as determined by the Company, of the contributions made by each employee. The Company may elect not to make matching contributions to the 401(k) Plan in any given year. The Company made matching contributions in fiscal year 1997 (an aggregate of approximately $35,000) but made no matching contributions in fiscal year 1998.

Employment Agreements

      The Company has entered into an employment agreement with Mr. Van Meter, as amended, which expires January 20, 2000. Pursuant to his employment agreement, Mr. Van Meter receives an annual base salary of $162,000. The employment agreement provides for the annual review of Mr. Van Meter's salary; Mr. Van Meter received a 5% raise as of January 20, 1998. Pursuant to his employment agreement, Mr. Van Meter may, at the discretion of the Board of Directors, receive an annual incentive bonus equal to up to 99% of Mr. Van Meter's base salary if he and the Company reach certain milestones. Up to two-thirds of such incentive bonus is to be awarded and paid within thirty days following the end of each calendar year and up to the remaining one third of such bonus is to be awarded at the end of each calendar year and vest in two equal installments on the first and second anniversaries of the date of the award. In July 1997, Mr. Van Meter purchased 15,000 shares of Common Stock for nominal consideration plus the cancellation of certain anti-dilution rights and received options to purchase 183,200 shares of Common Stock at $1.38 per share and options to purchase 230,000 shares of Common Stock at $3.00 per share. Such options were repriced on December 1, 1998 at an exercise price of $0.688 per share. Additionally, during 1997, Mr. Van Meter received reimbursement of approximately $37,272 for expenses incurred as a result of his relocation.

      The Company has entered into an employment agreement with Mr. West which expires on May 1, 2000. Pursuant to his employment agreement, Mr. West received a base salary of $148,954 in 1998. Such base salary is subject to increase at the discretion of the Board of Directors based upon, among other things, the performance of the Company and the performance, duties, and responsibilities of Mr. West. The employment agreement also provides that Mr. West will not compete with the Company for two years after the termination of his employment. A state court, however, may determine not to enforce such non-compete clause as against public policy. The employment agreement is terminable by the Company for cause upon the occurrence of certain events, or upon physical or mental disability or incapacity. As of January 1, 1999, Mr. West's employment agreement was amended to provide, among other things, for his taking a voluntary leave of absence from his employment with the Company. Such leave of absence will continue through the end of the term of his employment agreement. During his leave of absence, Mr. West will not recieve compensation as an employee of the Company, but will be available to provide consulting services to the Company for up to 20 hours per month, for a monthly retainer of $2,500. The Company may require Mr. West to provide consulting services for up to an additional 20 hours per month at a rate of $200 per hour for such services.

      Pursuant to employment agreements with the Company, William Chambers, Mark Cromwell and Dennis Smith are each receiving salaries of $125,000 per annum. Pursuant to Mr. Chambers' agreement with the Company, in 1997 and 1998, he received reimbursement of approximately $20,600 for expenses incurred as a result of his relocation and is eligible each year during his employment to receive, at the discretion of the Board of Directors of the Company, a bonus of up to twenty five percent (25%) of his annual salary. Mr. Chambers did not receive a bonus for 1998. Pursuant to Mr. Cromwell's agreement with the Company, in 1997 he received reimbursement of approximately $30,000 for expenses incurred as a result of his relocation and is eligible each year during his employment to receive at the discretion of the Board of Directors of the Company, a bonus of up to twenty-five percent (25%) of his annual salary. Mr. Cromwell did not receive a bonus for 1998. Pursuant to Mr. Smith's agreement with the Company, in 1998 he received reimbursement of approximately $30,000 for expenses incurred as a result of his relocation and is eligible each year during his employment to receive, at the discretion of the Board of Directors, a bonus of up to twenty five percent (25%) of his annual salary. Mr. Smith did not receive a bonus for 1998. In connection with his employment, Mr. Chambers also received options to purchase 20,000 shares of Common Stock at an exercise price of $1.38 and options to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share. In connection with their employment, each of Messrs. Cromwell and Smith received options to purchase 24,000 shares of Common Stock at an exercise price of $7.00 per share. All of such options were repriced on December 1, 1998 to an exercise price of $0.688 per share. Messrs. Chambers', Cromwell's and Smith's employment with the Company may be terminated by either the employee or the Company at any time.

      In November 1998, the Board of Directors of the Company resolved that in the event of an acquisition of the Company, Messrs. Chambers, Cromwell and Smith would be guaranteed their salaries for one year following the acquisition.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

      The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's voting securities as of March 31, 1999 by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and the Named Executive Officers and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to the shares beneficially owned by such stockholder.

                                         Number of Shares
Name of Beneficial Owner(1)             Beneficially Owned   Percent of Class(2)
---------------------------             ------------------   -------------------

Kenneth D. Van Meter.................      573,228(3)                12.0%
Glenn West...........................      382,636                    8.8%
William R. Chambers..................       44,534(4)                 1.0%
Mark C. Cromwell.....................       28,000(5)                 1.0%
Dennis K. Smith......................        9,200(6)                 1.0%
Dr. Fenton Scruggs...................      286,582(7)                 6.6%
Donald Greenhouse(8).................       46,667(9)                 1.1%
Stephen Portch.......................       6,667(10)                 0.2%
Dr. Mark Braunstein..................       6,667(11)                 0.2%

All directors and executive
officers as a group (9 persons)
(3)(4)(5)(6)(7)(9)(10)(11)...........   1,384,181                    28.3%

----------

(1) The address for Messrs. Van Meter, West, Chambers, Cromwell, Smith, Greenhouse, Portch, and Drs. Braunstein and Scruggs is c/o Celerity Systems, Inc., 1400 Centerpoint Boulevard, Knoxville, Tennessee 37932.

(2) Shares of Common Stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of Common Stock underlie securities which are exercisable or convertible within 60 days of the date of this Form 10-KSB .

(3) Includes 413,200 shares of Common Stock which are subject to currently exercisable stock options. Does not include 10,000 shares of Common Stock owned by Mr. Van Meter's adult children to which he disclaims beneficial ownership.

(4) Includes 43,334 shares of Common Stock which are subject to currently exercisable stock options.

(5) Includes 8,000 shares of Common Stock which are subject to currently exercisable stock options.

(6) Includes 8,000 shares of Common Stock which are subject to currently exercisable stock options.

(7) Includes 6,667 shares of Common Stock which are subject to currently exercisable stock options. Does not include 60,000 shares of Common Stock owned by Dr. Scruggs' adult children to which he disclaims beneficial ownership.

(8) Mr. Greenhouse is the father of David Greenhouse who is the Vice President of AWM Investment Company, Inc. Mr. Greenhouse disclaims beneficial ownership of the shares owned by such fund.

(9) Includes 46,667 shares of Common Stock which are subject to currently exercisable stock options.

(10) Represents 6,667 shares of Common Stock which are subject to currently exercisable stock options.

(11) Represents 6,667 shares of Common Stock which are subject to currently exercisable stock options.

Item 12. Certain Relationships and Related Transactions.

      The Company was initially capitalized in January 1993, by Dr. Fenton Scruggs, a founder and director of the Company, who contributed $155,000 in capital from January to June 1993. In June 1993, Mahmoud Youssefi, a founder of the Company and a principal officer until April 1997, loaned the Company $30,000 in the form of an unsecured loan bearing interest at the rate of 29.2% per annum. The balance of the loan, together with accrued interest thereon, was paid in full in December 1995.

      In November 1994, the Company received an unsecured loan bearing interest at a rate of 9% per annum from Dr. Scruggs in the principal amount of $75,000. Dr. Scruggs converted the outstanding balance, including accrued interest thereon, into 17,915 shares of the Company's Common Stock valued at $4.90 per share on December 31, 1995. The Company believes that such issuance and sale was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

      In May 1995, the Company redeemed 17,364 shares of Common Stock from Glenn West, the Company's Executive Vice President, Director of Technology and a member of the Board of Directors, for an aggregate purchase price of $67,500. As a founder of the Company, Mr. West had purchased, for nominal consideration, the shares that were redeemed.

      During the year ended December 31, 1997 the Company paid approximately $47,000, in consulting fees to Seneca Point Associates, Inc., a management consulting firm of which Donald Greenhouse, a member of the Board of Directors, is President and Chief Executive Officer. Seneca Point Associates, Inc., does not have an ongoing consulting arrangement with the Company. In addition, on April 4, 1997, Donald Greenhouse, a director of the Company, was granted an option to purchase 26,000 shares of Common Stock at an exercise price of $1.38 per share. The options were granted as compensation in consideration for Mr. Greenhouse's service as Chief Executive Officer of the Company from mid-1996 until he was succeeded by Mr. Van Meter in January 1997.

      In June and July 1996, the Company sold units in a private placement offering to outside investors. The 60 units consisted of one 10% Note in the principal amount of $50,000, 7,111 shares of Common Stock, and warrants to purchase 2,625 shares of Common Stock. Hampshire Securities Corporation, the underwriter (the "Underwriter"), acted as placement agent in the offering and received sales commissions of $480,000 and $120,000 as reimbursement for certain expenses. Additionally, the Underwriter received warrants to purchase 35,556 shares of Common Stock at $10.31 per share. In November 1996, the Company issued an additional 867 warrants for each unit held by the outside investors in connection with the Company's default on previously outstanding investor debt and subsequent conversion of the principal to Common Stock. The warrants issued to the Underwriter were increased to 38,852 in connection with the default and the exercise price was decreased to $9.44.

      In October and November 1998, the Company agreed to issue $86,024 in Common Stock at a 20% discount. An additional 29 warrants were issued for each unit and the exercise price was lowered to $8.39. All warrants issued in the 1996 placement will expire on the third anniversary of the closing of the IPO. The warrants issued to the agent were further increased to 39,184 in connection with the 1998 antidilution and the exercise price was decreased to $9.36. These will expire five years from the date of grant.

      On April 5, 1997, the Company entered into an agreement with Mr. Youssefi pursuant to which Mr. Youssefi's employment as President of the Company was terminated (the "Termination Agreement"). Pursuant to the Termination Agreement, Mr. Youssefi agreed, among other things, (i) to not compete with the Company for a three-year period (although such provision may be deemed unenforceable by a state court), (ii) to waive all claims and rights against the Company, (iii) to cooperate with the Company in its business endeavors and (iv) to assist with the Company's efforts in an initial public offering. Under the Termination Agreement, the Company agreed to pay Mr. Youssefi $4,000 in April 1997, $11,458.33 for each month over a period of time from May 1997 through and including April 1998, $7,458.33 on or before May, 1, 1998, and $11,458.33 for each month over a period of time from June 1998 through May 1, 2000. The Termination Agreement included a clause which conditioned certain of these obligations upon payment to the Company of $2,000,000 on or prior to May 5, 1997 by En Kay Telecom Co., Ltd. ("En K"), a company that entered into agreements with the Company to obtain a license to manufacture two of the Company's products in Korea. The Company did not receive En K's May 5, 1997 payment and as a result, under the Termination Agreement was only obligated to provide Mr. Youssefi the $11,458 monthly payments from May 1997 through December 1997. The Company paid all sums due Mr. Youssefi upon the consummation of the Bridge Financing in August 1997.

      In August 1997, the Company completed a private placement of units, with each unit consisting of $100,000 aggregate principal amount of 10% Notes, and Warrants to purchase 16,000 Shares of Common Stock at an exercise price of $3.00 per share (the "Bridge Financing"). The Underwriter acted as placement agent in such offering and received sales commissions of $200,000, as well as a non-accountable expense allowance of $60,000.

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

      Pursuant to a letter agreement, dated July 15, 1997, between the Company and Mr. Youssefi (the "Youssefi Repurchase Agreement"), Mr. Youssefi sold to the Company 240,000 shares of the Company's Common Stock held by him at a purchase price of $0.50 per share concurrently with the closing of the Bridge Financing. Additionally, pursuant to the Youssefi Repurchase Agreement, in exchange for Mr. Youssefi's execution of an agreement (the "Youssefi Lock-Up"), pursuant to which he promised not to sell any securities of the Company owned by him for a period of 18 months following the Company's IPO, the Company agreed to pay Mr. Youssefi
(i) upon the Company's receipt of the Youssefi Lock-Up, (a) $11,458.33 allegedly owed to Mr. Youssefi at such time under the Termination Agreement and (b) approximately $7,400 for reimbursable credit card and business expenses; (ii) concurrently with the closing of the Bridge Financing, $53,291.65 as payment in full (except for $15,458.33) for the Company's remaining obligations under the Termination Agreement; and (iii) the remaining $15,458.33 [upon the earlier of
(a) 150 days after the closing of the Bridge Financing or (b) the closing of the IPO]. Finally, the Company agreed, within 30 days following the closing of the IPO, to pay off approximately $25,000 of leases guaranteed by Mr. Youssefi.

      Pursuant to a letter agreement, dated July 15, 1997, between the Company and Dr. Fenton Scruggs, Dr. Scruggs sold to the Company 80,000 shares of the Company's Common Stock held by him at a purchase price of $0.50 per share concurrently with the closing of the Bridge Financing.

      In August 1998, Mr. Van Meter lent $55,000 to the Company for payroll, and Dr. Scruggs lent $100,000 to the Company for general purposes. In October 1998, the Company consumated a private placement (the "Royalty Private Placement") in which holders who subscribed for notes bearing 7% interest were entitled to receive royalties of $0.50 for each $100,000 invested (pro rated for lesser investments) for each set top box sold over a period of five years or the total notes placed. Thereafter, Dr. Scruggs converted his $100,000 short term note to a $100,000 three-year term note in the Royalty Private Placement.

private placements (the "Royalty Private Placement"), so as to be more beneficial to the Company. The Royalty Private Placement entitled holders to royalties of $0.50 for each $100,000 invested (pro rated for lesser investments) for each set top box sold during a period of up to five years or the total noted placed. Likewise, Mr. Van Meter converted $50,000 of his $55,000 short term note in the Royalty Private Placement. The remaining $5,000 is due to Mr. Van Meter as a note. Dennis Smith, who was owned $25,000 as part of his relocation, elected to convert such amount in the Royalty Private Placement. William Chambers elected to purchase a $50,000 note in the Royalty Private Placement.

      In January 1999, Mr. Van Meter lent the Company $17,552.64 for payment of certain payables of the Company.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibit No.                  Description
-----------                  -----------

3.1         Certificate of Incorporation of Celerity Systems, Inc.*
3.2         By laws of Celerity Systems, Inc.*
4.1         Form of Underwriter's Warrant*
4.2         1995 Stock Option Plan*
4.3         1997 Stock Option Plan*
4.4         Form of Stock Certificate*
4.5         Form of Bridge Warrant*
4.6         Form of 1996 Warrant*
4.7         Form of Hampshire Warrant*
4.8         Form of 1995 Warrant*
4.9 Letter Agreement dated July 15, 1997, between the Company and Mahmoud Youssefi, including exhibits*
4.10        Letter Agreement, dated July 11, 1997, between the Company and Dr.
            Fenton Scruggs*
4.11        Form of Convertible Debenture***
4.12        Form of 7% Promissory Note***
4.13 Form of Registration Rights Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation, Greg A. Tucker and Michael Kesselbrenner***
10.1 Employment Agreement, dated January 7, 1997, as amended, between the Company and Kenneth D. Van Meter*
10.2 Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated as of May 1, 1996, between the Company and Glenn West*

10.3        Termination Agreement, dated as of April 5, 1997, between the
            Company and Mahmoud Youssefi*
10.4        [Reserved]
10.5        Letter Agreement, dated March 13, 1997, between the Company and
            William Chambers*
10.6        Letter Agreement, dated July 24, 1997, between the Company and Mark.
            C. Cromwell*
10.7        Exclusive OEM/Distribution Agreement, dated March 10, 1995, between the Company and InterSystem Multimedia, Inc.*
10.8        Purchase Order Agreement, dated June 26, 1995, between Tadiran
            Telecommunications Ltd. and the Company*
10.9        License Agreement, dated as of September 26, 1996, between the
            Company and En Kay Telecom Co., Ltd.*
10.10       License Agreement, dated as of February 21, 1997, between the
            Company and En Kay Telecom Co., Ltd.*
10.11       Remarketer Agreement, dated as of June 15, 1997, between the Company and Minerva Systems, Inc.*
10.12       Memorandum of Understanding, dated April 25, 1996, between
            Integrated Network Corporation and the Company*
10.13       Letter of Agreement, dated March 31, 1993, between the Company and
            Herzog, Heine & Geduld, Inc. and Development Agreement attached thereto*
10.14       Subcontract Agreement, dated June 26, 1997, between Unisys
            Corporation and the Company*
10.15       Lease Agreement for Crossroad Commons, dated November 25, 1996, as amended, between Lincoln Investment Management, Inc., as attorney in fact for the Lincoln National Life Insurance Company, and the
            Company*
10.16       Lease Agreement, dated November 25, 1997, between Centerpoint Plaza,
            L.P. and the Company**
10.17       Letter Agreement, dated October 3, 1997, between Dennis Smith and the Company**
10.18       Letter Agreement, dated January 8, 1998, between James Fultz and the
            Company**
10.19       Amendment to Employment, Non-Solicitation, Confidentiality and
            Non-Competition Agreement, dated January 1, 1999, between the
            Company and Glenn West***
10.20       Form of Subscription Agreement, between the Company and each of RNI
            Limited Partnership, First Empire Corporation, Greg A. Tucker and
            Michael Kesselbrenner***
10.21       Form of Subscription Agreement, between the Company and each of
            Donald Alexander, Leo Abbe, Centerpoint Plaza, L.P., William
            Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George
            Semb and Rodney Conard***
10.22       Form of Royalty Agreement, between the Company and each of Donald
            Alexander, Leo Abbe, Centerpoint Plaza, LP, William Chambers, Fenton
            Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney
            Conard***
11          Statement re: computation of per share earnings***
23          Consent of PricewaterhouseCoopers, LLP***
27          Financial Data Schedule***

----------

* Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).
** Filed as an Exhibit to the Form 10-KSB for the year ended December 31, 1997.
*** Filed herewith.

                                    SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERITY SYSTEMS, INC.

/s/ Kenneth D. Van Meter    President and
-------------------------   Chief Executive Officer               April 30, 1999
Kenneth D. Van Meter

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                        Title                       Date
          ---------                        -----                       ----

                            President, Chief Executive Officer    April 30, 1999
/s/ Kenneth D. Van Meter      and Chairman of the Board
-------------------------     (Principal Executive Officer)
Kenneth D. Van Meter          (Principal Financial Officer)

/s/ Glenn West              Executive Vice President and          April 30, 1999
-------------------------     Director
Glenn West

/s/ Fenton Scruggs          Director                              April 30, 1999
-------------------------
   Fenton Scruggs

/s/ Donald Greenhouse       Director                              April 30, 1999
-------------------------
   Donald Greenhouse

/s/ Stephen Portch          Director                              April 30, 1999
-------------------------
    Stephen Portch


/s/ Mark Braunstein         Director                              April 30, 1999
-------------------------
    Mark Braunstein

                                  Exhibit Index

Exhibit No.                  Description
-----------                  -----------

3.1         Certificate of Incorporation of Celerity Systems, Inc.*
3.2         By laws of Celerity Systems, Inc.*
4.1         Form of Underwriter's Warrant*
4.2         1995 Stock Option Plan*
4.3         1997 Stock Option Plan*
4.4         Form of Stock Certificate*
4.5         Form of Bridge Warrant*
4.6         Form of 1996 Warrant*
4.7         Form of Hampshire Warrant*
4.8         Form of 1995 Warrant*
4.9 Letter Agreement dated July 15, 1997, between the Company and Mahmoud Youssefi, including exhibits*
4.10        Letter Agreement, dated July 11, 1997, between the Company and Dr.
            Fenton Scruggs*
4.11        Form of Convertible Debenture***
4.12        Form of 7% Promissory Note***
4.13 Form of Registration Rights Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation, Greg A. Tucker and Michael Kesselbrenner***
10.1 Employment Agreement, dated January 7, 1997, as amended, between the Company and Kenneth D. Van Meter*
10.2 Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated as of May 1, 1996, between the Company and Glenn West*
10.3 Termination Agreement, dated as of April 5, 1997, between the Company and Mahmoud Youssefi*
10.4        [Reserved]
10.5 Letter Agreement, dated March 13, 1997, between the Company and William Chambers*
10.6        Letter Agreement, dated July 24, 1997, between the Company and Mark.
            C. Cromwell*
10.7 Exclusive OEM/Distribution Agreement, dated March 10, 1995, between the Company and InterSystem Multimedia, Inc.*
10.8 Purchase Order Agreement, dated June 26, 1995, between Tadiran Telecommunications Ltd. and the Company*
10.9 License Agreement, dated as of September 26, 1996, between the Company and En Kay Telecom Co., Ltd.*
10.10 License Agreement, dated as of February 21, 1997, between the Company and En Kay Telecom Co., Ltd.*
10.11 Remarketer Agreement, dated as of June 15, 1997, between the Company and Minerva Systems, Inc.*
10.12 Memorandum of Understanding, dated April 25, 1996, between Integrated Network Corporation and the Company*
10.13 Letter of Agreement, dated March 31, 1993, between the Company and Herzog, Heine & Geduld, Inc. and Development Agreement attached thereto*
10.14 Subcontract Agreement, dated June 26, 1997, between Unisys Corporation and the Company*

10.15       Lease Agreement for Crossroad Commons, dated November 25, 1996, as amended, between Lincoln Investment Management, Inc., as attorney in fact for the Lincoln National Life Insurance Company, and the
            Company*
10.16       Lease Agreement, dated November 25, 1997, between Centerpoint Plaza,
            L.P. and the Company**
10.17       Letter Agreement, dated October 3, 1997, between Dennis Smith and the Company**
10.18       Letter Agreement, dated January 8, 1998, between James Fultz and the
            Company**
10.19       Amendment to Employment, Non-Solicitation, Confidentiality and
            Non-Competition Agreement, dated January 1, 1999, between the
            Company and Glenn West***
10.20       Form of Subscription Agreement, between the Company and each of RNI
            Limited Partnership, First Empire Corporation, Greg A. Tucker and
            Michael Kesselbrenner***
10.21       Form of Subscription Agreement, between the Company and each of
            Donald Alexander, Leo Abbe, Centerpoint Plaza, L.P., William
            Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George
            Semb and Rodney Conard***
10.22       Form of Royalty Agreement, between the Company and each of Donald
            Alexander, Leo Abbe, Centerpoint Plaza, LP, William Chambers, Fenton
            Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney
            Conard***
11          Statement re: computation of per share earnings***
23          Consent of PricewaterhouseCoopers, LLP***
27          Financial Data Schedule***

----------

* Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).
** Filed as an Exhibit to the Form 10-KSB for the year ended December 31, 1997.
*** Filed herewith.