Form 10QSB
period 1999-03-31
CELERITY SYSTEMS INC
filed 1999-05-24
CIK 1006459

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________


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

                           1400 Centerpoint Boulevard
                           Knoxville, Tennessee 37932
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (423) 539-5300
                  --------------------------------------------
                         (Registrant's telephone number)


             ------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 21, 1999 4,349,990 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No /X/

                             CELERITY SYSTEMS, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      INDEX

                                                                            Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................     3

         Condensed Balance Sheets as of March 31, 1999 (unaudited) and
         December 31, 1998 ...............................................     3

         Condensed Statements of Operations (unaudited) for the three
         months ended March 31, 1999 and 1998 ............................     4

         Condensed Statement of Stockholders' Equity as of
         March 31, 1999 (unaudited) ......................................     5

         Condensed Statements of Cash Flows (unaudited) for the
         three months ended March 31, 1999 and 1998 ......................     6

         Notes to Unaudited Financial Statements .........................     7

Item 2.  Management's Discussion and Analysis or Plan of Operation .......     9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................    17

         Signatures ......................................................    18

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


CELERITY SYSTEMS, INC.
BALANCE SHEETS
                                                                                                     MARCH 31,
                                                                                  DECEMBER 31,         1999
                                                                                     1998           (unaudited)
                                                                                  ------------     ------------
ASSETS

Cash and cash equivalents                                                         $     18,273     $     55,203
Accounts receivable, less allowance for                                                280,315          286,396
      doubtful accounts of $436,472 in 1998 and 1999
Inventory                                                                            1,206,611        1,215,084
Prepaid expenses                                                                        63,150           56,958
                                                                                  ------------     ------------

    Total current assets                                                             1,568,349        1,613,641

Property and equipment, net                                                          1,697,367        1,526,411
Offering costs, net of amortization                                                                      76,740
                                                                                  ------------     ------------

    Total assets                                                                  $  3,265,716     $  3,216,792
                                                                                  ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $    821,814     $    786,888
Accrued wages and related taxes                                                        626,389          957,063
Accrued liabilities                                                                    172,140          192,776
Current maturities of long-term debt and leases payable                                271,937          323,844
                                                                                  ------------     ------------

     Total current liabilities                                                       1,892,280        2,260,571

Long-term debt and capital lease obligations, less current maturities                  397,955          853,575
                                                                                  ------------     ------------

     Total liabilities                                                               2,290,235        3,114,146

Common stock, $.001 par value, 15,000,000 shares authorized, 4,748,847 issued and 4,411,483 outstanding, and 4,777,647 issued and 4,440,283 outstanding at December 31, 1998 and
     March 31, 1999, respectively                                                        4,749            4,778
Additional paid-in capital                                                          22,626,174       22,858,675
Treasury stock, at cost                                                               (227,500)        (227,500)
Accumulated deficit                                                                (21,427,942)     (22,533,307)
                                                                                  ------------     ------------

     Total stockholders' equity                                                        975,481          102,646
                                                                                  ------------     ------------

      Total liabilities and stockholders' equity                                  $  3,265,716     $  3,216,792
                                                                                  ============     ============


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      1998             1999
                                                                                  ------------     ------------
REVENUES                                                                          $    722,786     $     79,798

COST OF REVENUES                                                                       705,155           19,647
                                                                                  ------------     ------------


     GROSS MARGIN                                                                       17,631           60,151

OPERATING EXPENSES                                                                   1,656,936        1,061,344

                                                                                  ------------     ------------

     LOSS FROM OPERATIONS                                                           (1,639,305)      (1,001,193)

INTEREST EXPENSE                                                                           (13)        (164,616)
INTEREST INCOME                                                                         42,521              362
                                                                                  ------------     ------------


     NET LOSS FROM CONTINUING OPERATIONS                                            (1,596,797)      (1,165,447)

DISCONTINUED OPERATIONS ( NOTE 3) :
     LOSS FROM OPERATIONS OF DISCONTINUED                                             (231,719)            --
         CD-ROM SEGMENT

     INCOME OF DISCONTINUED CD-ROM SEGMENT                                                --             60,082
                                                                                  ------------     ------------

     NET LOSS                                                                     $ (1,828,516)    $ (1,105,365)
                                                                                  ============     ============


BASIC AND DILUTED LOSS PER COMMON SHARE
   (NOTE 2) :
        LOSS FROM CONTINUING OPERATIONS                                           $      (0.38)    $       (.27)
        DISCONTINUED OPERATIONS                                                          (0.06)             .02
                                                                                  ------------     ------------

        LOSS PER COMMON SHARE                                                     $      (0.44)    $       (.25)
                                                                                  ============     ============


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
UNAUDITED


                                                        ADDITIONAL
                                          COMMON          PAID-IN         TREASURY        ACCUMULATED
                                          STOCK           CAPITAL          STOCK            DEFICIT
                                      ---------------------------------------------------------------
BALANCES, JANUARY 1, 1999             $      4,749     $ 22,626,174    $   (227,500)    $(21,427,942)

EXERCISE OF EMPLOYEE STOCK OPTIONS              29            2,851            --               --

ISSUANCE OF CONVERTIBLE DEBENTURES AT
  A DISCOUNT FROM FAIR MARKET VALUE           --            229,650            --               --

NET LOSS                                      --               --              --         (1,105,365)
                                      ---------------------------------------------------------------

BALANCES, MARCH 31, 1999              $      4,778     $ 22,858,675    $   (227,500)    $(22,533,307)
                                      ===============================================================



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      1998             1999
Cash flows from operating activities:
    Net loss                                                                      $ (1,828,516)    $ (1,105,365)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation and amortization                                                96,812          323,331
           Loss on disposal of fixed assets                                             29,622             --
           Changes in current assets and liabilities:
                Accounts receivable                                                    305,509           (6,081)
                Interest receivable                                                      4,954             --
                Prepaid expenses                                                      (108,859)           6,192
                Inventory                                                             (652,271)          (8,473)
                Costs in excess of bilings on
                  uncompleted contracts                                                 20,963                0
                Accounts payable                                                      (429,391)         (34,926)
                Accrued payroll and payroll taxes                                                       330,674
                Accrued expenses                                                       288,990           20,636
                                                                                  ------------     ------------

                      Net cash used in operating activities                       $ (2,272,187)    $   (474,012)

Cash flows from investing activities:
    Purchases of property and equipment                                               (352,249)            --
    Investments in short-term instruments                                               (9,394)            --
                                                                                  ------------     ------------

                      Net cash used in investing activities                           (361,643)            --

Cash flows from financing activities:
    Principal payments on capital leases                                                  --            (12,438)
    Proceeds from issuance of notes payable                                               --            600,000
    Offering costs                                                                        --            (79,500)
    Net proceeds from issuance of common stock                                           2,560            2,880
                                                                                  ------------     ------------

                      Net cash provided by financing activities                          2,560          510,942

Net increase (decrease) in cash and cash equivalents                                (2,631,270)          36,930

Cash and cash equivalents, beginning of period                                       4,592,975           18,273
                                                                                  ------------     ------------

Cash and cash equivalents, end of period                                          $  1,961,705     $     55,203
                                                                                  ============     ============



     The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.

Notes to Unaudited Condensed Financial Statements

1.    Presentation of Unaudited Interim Financial Statements

      Information in the accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of and for the three months ended March 31, 1998 and 1999, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1998.

2.    Loss Per Share

      Basic and diluted loss per share were computed by dividing the net loss by the weighted average common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

      Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:


                                                                                      March 31,
                                                                           ------------------------------
                                                                                1998            1999
      Loss
           Basic and diluted:
                     Loss available to common stockholders                 $ (1,828,516)    $ (1,105,365)

      Shares
           Basic and diluted:
                     Weighted-average common shares outstanding               4,116,711        4,349,990


3.    Discontinued Operations

      In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal which became effective in May 1998. The Company is actively seeking a buyer for the segment which had revenues of $47,473 and $146,384 for the three months ended March 31, 1998 and 1999, respectively. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory of $24,811 is available for sale and the Company continues to sell the inventory as existing customers request such merchandise. Management cannot determine which assets will remain at the time of disposal. Management believes that the recorded value of furniture, equipment and inventory relating to the CD-ROM segment will be fully recovered and no write-down for impairment is necessary. There can be no assurance that the Company will realize any proceeds from the disposition of the segment.

4.    Convertible Debentures

      The Company issued $600,000 aggregate principal amount of 9% convertible debentures in the first quarter of 1999. The debentures have a term of two years and are convertible into the Company's common stock at a price equal to the lessor of (i) 75% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) four times the five-day average closing bid price for the five days immediately preceding the date of closing. The Company may redeem the debentures at a redemption price that ranges from 115% to 125% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity.


5. The Company and FutureTrak International, Inc., a Florida corporation, signed a letter of intent dated as of April 26, 1999, regarding a merger of FutureTrak into the Company or a subsidiary of the Company. FutureTrak is engaged in delivering integrated entertainment/information products and services. Although the Company intends to consummate the merger, no assurance can be given that the parties will reach a definitive agreement concerning such merger or that the merger will be consummated.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto and other financial information appearing elsewhere in this Form 10-QSB. Statements in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth herein and in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such risks include, without limitation, the Company's history of losses and accumulated deficit, and need for additional financing; risks applicable to foreign sales, the lack of assurance of the Company's technological success, competition and others. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

         OVERVIEW

         Prior to 1998, the Company's major activity was selling digital video servers in the interactive video services market, with all sales having been made in Korea, Israel, Taiwan, and China. However, since early 1998, the Company has focused its sales efforts in North America, and has developed and sold the first production units of a new digital set top box, the T 6000. The Company has continued to focus most of its development and production efforts during the three months ended March 31, 1999 on enhancement of the T 6000 digital set top box to add capabilities and reduce cost, in addition to integrating the T 6000 digital set top box with the networks and products of other companies to facilitate sales. The Company produced its initial trial run of the T 6000 digital set top box in October, 1998, and now has a third generation unit ready for production in the second quarter of 1999. The T 6000 digital set top boxes are currently manufactured by Taylor-White, LLC, of Greeneville, Tennessee. The Company sold 13 of these trial run boxes to Northern Telecom (Nortel) in September 1998, and eleven to Optelecom during the first quarter of 1999. In addition to the set top boxes, Nortel also purchased a CTL 7000 digital video server.

         In February, 1999, the Company received a purchase order from Hopkinsville Electric Service ("HES") which included one CTL 9000 digital video server and up to 1000 T 6000 digital set top boxes and associated hardware and software. The software included 1,000 licenses for energy management software developed for the Company by Battelle Laboratories ("Battelle") under a joint marketing arrangement which was executed in January 1999. This software allows the T 6000 digital set top box to remotely read the electric meter and to set and control electric appliances throughout the home, potentially allowing savings on electric bills for subscribers with such units in their homes. HES has purchased 25 T 6000 digital set top boxes and associated hardware and software, which is due to ship, along with the video server, during the second quarter of 1999, once HES's network is ready. The remainder of the units are expected to ship late in 1999; the value of this purchase order in total is $1,024,000. This is the first deployment of Celerity's systems for an electric utility company, one of the Company's planned major market opportunities.

         Management has continued to focus, during 1999, on attempting to obtain the necessary capital to maintain the Company's operations. The Company is continuing to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has narrowed its sales efforts to those which, the Company believes, have the best chance of closing in the near term. The Company's sales efforts are now being supervised by its President. The Company continues to encounter a longer and more complex sales cycle and realize fewer sales than previously anticipated. Although the T 6000 is in production, the Company continues to add and improve functionality, and may be required to do so for certain deployments. However, management believes that the Company is now better positioned to become an important participant in many of its key market segments. There can be no assurance that this will be the case. Because of the Company's long term sales cycle, the period to period comparisons set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

         In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified General Manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998, and the Company now accounts for the CD-ROM segment as a discontinued operation. The Company continues to seek potential purchasers of this division. In order to facilitate purchase of the division, the Company has markedly reduced the expected revenues from the sale of one or both of the product segments, WorkWare and Mediator, within the CD-ROM business unit. The Company anticipates selling one or both segments during the second or third quarters of 1999 the segment had a net income fro operations of approximately $60,000 for the three months ended March 31, 1999. The CD-ROM segment generated a net loss from operations of approximately $232,000 for the three months ended March 31, 1998. There can be no assurance that the Company will realize any proceeds from the disposition of the segment. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

         The Company has indefinitely postponed any continued research and development efforts related to CTL 8500 digital baseband server, aimed at the analog hospitality and cable markets, and the CTL 10000 aimed at larger system deployments. The Company has continued limited development of its CTL 7000 and CTL 9000 digital video servers and software to add functionality and reduce cost. The Company has also entered into arrangements with other digital server manufacturers such that they would offer the Company's T 6000 digital set top box as part of end-to-end systems.

         Although the Company has completed the short term contracts entered into with the Guang Dong Public Telecommunications Authority and the Beijing Telecom Authority ("BTA"), final amounts due under these agreements from the prime contractor, ViaGate Technologies ("ViaGate"), of approximately $224,000 have not yet been paid. The Company continues to work with ViaGate to get these final monies paid to the Company, and it is expected that such monies should be collected during the second quarter of 1999. However, collection fees of up to twenty per cent may be needed to be paid in order to get assistance in collecting such amounts.

         The Company has also cooperated with Bescom, Inc. the prime contractor on the Korea Telecom project in their efforts, through arbitration in Korea, to collect the final ten per cent due under that contract. This arbitration effort, which is expected to be resolved in late 1999, could result in payments to the Company of up to $485,000, such amounts having been previously written off.

         There are inherent risks associated with foreign sales, including the difficulty of enforcing agreements against foreign based customers, political and economic instability, shipping delays, foreign taxes, and export restrictions. In addition, the Company has experienced difficulties with respect to certain of its foreign deployments. The Company had one interactive video customer that represented 56% of the Company's revenues in 1998, and one interactive video customer that represented 100% of the Company's revenues during the first quarter of 1999. Export sales represented 56% of the Company's sales for 1998, and 37% for the first quarter of 1999 respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         The Company has revenues of $79,798 for the quarter ended March 31, 1999, as compared to $722,786 for the same period in 1998. Primary reasons for this difference were the lack of interactive video sales, the discontinuance of the Company's CD-ROM division, and constrained marketing activities due to the Company's cash situation. Sales of interactive video services in the first quarter of 1999 were to Hopkinsville Electric Service
(HES) and to Nortel.

COSTS OF REVENUES

         Costs of revenues were $19,647 in the first quarter of 1999, as opposed to $705,155 in 1998. The Company had a gross margin of $60,151 in the first quarter of 1999, as compared to $17,631 for the same period in 1998. Costs of revenues in 1999 were for parts, labor, and contract activities related to the T 6000 digital set top boxes to be sold to Hopkinsville Electric Service and Optelecom. Costs of revenues in 1998 were related to completion of the BTA project and the initial tooling, and readying for production, of the T 6000 digital set top box.

         The decrease in costs of revenues was primarily due to the fact that the Company had small revenues during the first quarter of 1999, as opposed to the first quarter of 1998 in which it recognized the revenue from the BTA project, and therefore there were few costs associated with the revenue for the period.

OPERATING EXPENSES

         Operating expenses for the three months ending March 31, 1999 were $1,061,344 as compared to $1,656,936 for the same period in 1998. Operating expenses for the first quarter of 1999 were significantly lower than 1998 due to the Company's efforts to conserve cash and to minimize operating costs. The majority of operating expenses in the first quarter of 1998 were due to the Company's efforts to achieve better performance and prepare for anticipated future growth. These expenses included operating wage expenses and associated payroll taxes and other employee benefits due to the hiring of additional personnel early in 1998. Another component of the increase in operating expense was an increase in facility rental expense during 1998, associated with the Company's move to a new facility. In 1998, the Company also incurred expenses for marketing efforts. Expenses incurred for the use of contractors, consultants, and recruiting efforts also were high in 1998 due to the Company's increased needs for quality personnel. During the same period in 1999 the Company attempted to minimize such expenses and tried to conserve available funds. The Company is currently occupying a portion of its former premises on a month-to-month basis at a reduced rental. Pursuant to an agreement between the Company and its landlord, the Company acknowledged breach of its lease due to its failure to pay the required rental amount. The Company and the landlord are still in negotiations to finalize the new rental terms. The landlord may pursue remedies against the Company in respect of its breach.

INTEREST EXPENSE AND INCOME

         Interest expense in the first quarter of 1998 was $13,000 as compared to $164,616 in the first quarter of 1999. Interest income in 1998 was $42,521 primarily due to the interest on funds earned in the Company's initial public offering (IPO). The Company had no similar deposits on hand in 1999, so interest income was $362.

NET LOSS

         As a result of the above factors, net loss from continued operations for the quarter ended March 31, 1999, was $1,105,365 as compared to $1,828,516 for the same period in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         The primary source of financing for the company since its inception has been through the issuance of common and preferred stock and debt and related accrued interest.

         In November 1997, the Company consummated the IPO in which 2,000,000 in Common Stock were sold at a purchase price of $7.50 per share. The Company realized net proceeds of approximately $12,386,800 from the IPO, of which approximately $5,446,000 was used to pay its outstanding debt and related accrued interest.

         In August 1998, the Company's President loaned the Company $55,000 on a short term basis for working capital needs. In September 1998, one of the Company's Director's loaned the Company an additional $100,000 for working capital uses. In October 1998, the Company amended its 401(k) plan to allow participants in the plan to invest in the Company's common stock. The Company's President allocated the entirety of his investments into the Company's common stock in the approximate amount of $136,000 and the plan purchased 155,028 shares on his behalf. Some additional employees purchased substantially smaller amounts through their 401(k) plan under this program. The Company has used these proceeds for working capital. In October and November 1998, the Company received aggregate proceeds of $450,000 from a private placement. Such proceeds included cancellation of $150,000 of indebtedness from the Director and the President of the Company (see above). Each investor in the private placement received a seven per cent promissory note with a principal amount equal to the amount of the investment for the term of one, two, or three years. Principal and interest are payable by the Company at maturity. In addition, each investor received the right to a royalty payment of $0.50 per $100,000 invested (pro rated for lesser investments), for each T 6000 digital set top box sold during the period of three to five years following the closing. The $450,000 received represents the entire amount received in the private placement. Investors in the private placement included certain Directors and Officers of the Company, as well as outside investors. The Company also raised $600,000 between January 1999 and March 1999 in a private placement. The funds from the private placements were used for general operating expenses of the Company. The Company had cash balances on hand as of March 31, 1999 of approximately $55,000. The Company's cash position continues to be uncertain. In efforts control cash outflow, the Company's Officers have elected to defer portions of their salaries since August of 1998 and until such time as the financial position of the Company will allow those deferrals to be repaid. The Company's President has not taken any salary since the July 1998 pay period, and the Company is in arrears in paying compensation to its employees. The Company has lost employees either voluntarily or involuntarily in the second half of 1998 and in the first quarter of 1999 due to its financial position and has significantly scaled back its operations.

         The Company is looking at several options in terms of improving its cash situation. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has granted a security interest in its property to its Landlord and has granted a security interest in its personal property to one of its legal counsel. Such security interest may hinder the Company's efforts to obtain financing. The Company also continues to seek buyers for the CD-ROM division, either the Mediator or WorkWare segements, or both. The Company is taking additional steps to collect accounts receivable which have been reserved in 1996 and 1997, including $429,000 from Korea Telecom/Bescom. There can be no assurance that the Company will be able to obtain any such required additional funds from any source on a timely basis, on favorable terms, or at all. The lack of sales or a significant financial commitment raise a substantial doubt about the Company's ability to continue as a going concern or to resume a full-scale level of operations.

         Since its inception of January 1993, and through March 31, 1999, the Company has an accumulated deficit of $22,533,307. The Company expects to incur operating losses for an indefinite future as it continues to solidify its technology and achieve some sales success. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. Since January 1, 1999, the Company has received new interactive services and new CD-ROM orders from Hopkinsville Electric Service, Optelcom, and the United States Navy, respectively. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         As of March 31, 1999, the Company had negative net working capital of approximately $647,000. The Company had no significant capital spending or purchase commitments at March 31, 1999, other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

         The Company has no existing lines of credit.

         On April 27, 1999, the Company entered into a Letter of Intent ("LOI") with FutureTrak International, Incorporated ("FutureTrak"), a Nasdaq bulletin board company, located in Pompano Beach, Florida, to enter into a merger. Under the terms of this LOI, the companies would enter into a share for share merger of FutureTrak into Celerity. The companies anticipate that they will enter into a definitive merger agreement by July 1, 1999, and to consummate the merger, subject to necessary regulatory filings and shareholder approval, sometime during the third quarter of 1999. As part of this merger activity, the companies are seeking interim financing in the form of bridge financing, and it is their intention, as part of completing the merger, to enter into substantial additional financing of the new combined company. There can be no assurances that the merger will in fact occur, that it will occur in the period of time anticipated, or that the current companies or the combined company will be able to achieve necessary financing, or financing on acceptable terms.

YEAR 2000 ISSUES

BACKGROUND

         Some computers, software, and other equipment include programming code in which the calendar year date is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or produce correct results if "00" is interpreted to mean 1900 rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "millenium bug" or "year 2000 problem."

ASSESSMENT

         The year 2000 problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will accurately process date data (including, but not limited to, calculating, comparing and sequencing dates) in connection with the year change from December 31, 1999 to January 1, 2000, for the "year 2000 ready." The Company presently believes that its computer systems will be year 2000 ready in a timely manner. All the estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

SOFTWARE SOLD TO CONSUMERS

         The Company believes that it has substantially identified and resolved all potential year 2000 problems with any of the software products which it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all year 2000 problems affecting the software products have been identified or corrected due to the complexity of these products, the fact that they incorporate third party software, and the fact that these products interact with third party vendor products, and operate on computer systems which are not under the Company's control.

INTERNAL INFRASTRUCTURE

         The Company has begun to identify the major computers, software applications, and related equipment, used in connection with its internal operations that must be modified, upgraded, or replaced, to minimize the possibility of a material disruption to its business. The Company has identified major systems which, if affected by the year 2000 problem, might adversely affect the Company's operations, and expects to have these systems updated or modified by the middle of 1999.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS

         In addition to computers or related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the year 2000 problem; however, the Company does not believe that the year 2000 problem will have a significant on its office and facilities equipment.

         The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of the internal systems will not have a material adverse affect on the Company's business or results of operations. This estimate will be revised, if required, should additional information become available.

SUPPLIERS

         The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company, to identify and, to the extent possible, to resolve issues involving the year 2000 problem. However, the Company is limited or has no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the business of the Company, or any of its customers. Any failure of these third parties to resolve year 2000 problems in a timely manner could have a material adverse impact on the Company's business, financial condition, and results of operations.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS

         The Company expects to identify and resolve all year 2000 problems that could materially adversely affect its business operations in a timely manner. However, management believes that it is not possible to determine with complete certainty that all year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are too numerous to identify specifically. In addition, one cannot accurately predict how many year 2000 problem-related failures will occur, or the severity, duration, or financial consequences of such failures. As a result, management expects that the Company could encounter a number of operational inefficiencies and inconveniences that may divert management's time and attention, as well as financial and human resources from its ordinary business activities. It may also encounter a number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

CONTINGENCY PLANS

         The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct year 2000 problems affecting its internal systems. The Company expects to complete its contingency plans by the middle of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium term use of back-up equipment and software, increased work hours for company personnel, or use of contract personnel, to correct, on an accelerated schedule, any year 2000 problems that arise, or to provide manual work-arounds for information systems and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse affect on the Company's financial condition and the results of operation.

         Based on the activities described above, the Company does not believe that the year 2000 problem will have a material adverse affect on the Company's business or results of operation. However, the Company's ability to achieve year 2000 readiness, and the level of incremental cost associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the on-going readiness review.

                                     PART II
                                OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 Exhibit 11 Statement re: computation of per share earnings (included in Note 2 of the "Notes to Unaudited Financial Statements")

                 Exhibit 27  Financial Data Schedule

         (b)     Reports on Form 8-K (None)

                                    SIGNATURE


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 24, 1999


                                       CELERITY SYSTEMS, INC.
                                             (Registrant)


                                       By: /s/ Kenneth D. Van Meter
                                           Kenneth D. Van Meter
                                           President and Chief Executive Officer
                                             and Chairman of the Board
                                               (Principal Executive Officer)
                                               (Principal Financial Officer)