Form 10QSB
period 1999-06-30
CELERITY SYSTEMS INC
filed 1999-08-23
CIK 1006459

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

      June 30, 1999
      -------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           1400 Centerpoint Boulevard
                           Knoxville, Tennessee 37932
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (423) 539-5300
                         -------------------------------
                         (Registrant's telephone number)

      ---------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

As of August 18, 1999, 4,763,412 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                             CELERITY SYSTEMS, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements...................................................3

        Condensed Balance Sheets as of June 30, 1999 (unaudited) and
        December 31, 1998......................................................3

        Condensed Statements of Operations (unaudited) for the three months ended June 30, 1999 and 1998 and the six months ended
        June 30, 1999 and 1998.................................................4

        Condensed Statement of Stockholders' Equity as of June 30, 1999
        (unaudited) and January 1, 1999........................................5

        Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 1999 and 1998...........................................6

        Notes to Unaudited Financial Statements................................7

Item 2. Management's Discussion and Analysis or Plan of Operation..............9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................20

        Signatures............................................................21

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Celerity Systems, Inc.
Condensed Balance Sheets
Unaudited

                                                                            June 30,
                                                          December 31,       1999
                                                              1998        (Unaudited)
ASSETS
Cash and cash equivalents                                 $     18,273    $     35,053
Accounts receivable, less allowance for
   doubtful accounts of $436,472 in 1998 and 1999              280,315         269,235

Notes receivable                                                    --          50,000
Inventory                                                    1,206,611       1,216,587
Prepaid expenses                                                63,150          54,737
                                                          ------------    ------------
    Total current assets                                     1,568,349       1,625,612

Property and equipment, net                                  1,697,367       1,332,519
Loan costs, net                                                     --          67,803
                                                          ------------    ------------

    Total assets                                          $  3,265,716    $  3,025,934
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                          $    821,814    $    846,249
Accrued wages and related taxes                                626,389       1,113,102
Accrued liabilities                                            172,140         169,445
Short-term notes payable                                            --         137,553
Current maturities of long-term debt and leases payable        271,937         111,854
                                                          ------------    ------------

     Total current liabilities                               1,892,280       2,378,203

Long-term debt and capital lease obligations,
   less current maturities                                     397,955       1,106,297
                                                          ------------    ------------

     Total liabilities                                       2,290,235       3,484,500

Common stock, $.001 par value, 15,000,000 shares
   authorized; 4,748,847 issued and 4,411,483
   outstanding, and 4,777,647 issued and
   4,440,283 outstanding at December 31, 1998
   and June 30, 1999, respectively                               4,749           4,778

Additional paid-in capital                                  22,626,174      22,895,280
Treasury stock, at cost                                       (227,500)       (227,500)
Accumulated deficit                                        (21,427,942)    (23,131,124)
                                                          ------------    ------------

      Total stockholders' equity                               975,481        (458,566)
                                                          ------------    ------------

   Total liabilities and stockholders' equity             $  3,265,716    $  3,025,934
                                                          ============    ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statements of Operations
Unaudited

                                              Three months ended         Six months ended
                                                   June 30,                    June 30,
                                          -----------------------------------------------------
                                              1998           1999         1998          1999
Revenues                                          --         1,358       722,786        81,156

Cost of revenues                              91,830            --       796,964        19,647

   Gross margin                              (91,830)        1,358       (74,178)       61,509

Operating expenses                         1,807,479       534,845     3,464,456     1,596,189

   Loss from operations                   (1,899,309)     (533,487)   (3,538,634)   (1,534,680)

Interest expense                                  --      (123,293)          (13)     (287,909)
Interest income                               42,241           115        84,763           477
Other income                                      --        46,330            --        46,330

   Net loss from continuing operations    (1,857,068)     (610,335)   (3,453,884)   (1,775,782)

Discontinued operations (Note 3) :
   Income (loss) from operations of
     discontinued CD-ROM segment             118,160        12,518      (113,559)       72,600
   Loss on disposal                          (15,358)           --       (15,358)           --

   Net loss                               (1,754,266)     (597,817)   (3,582,801)   (1,703,182)

Basic and diluted loss per common share
   (Note 2) :
     Loss from continuing operations           (0.45)        (0.14)        (0.84)        (0.41)
     Discontinued operations                    0.02          0.01         (0.03)         0.02

     Loss per common share                     (0.43)        (0.13)        (0.87)        (0.39)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statement of Stockholders' Equity
Unaudited

                                                      Additional
                                          Common       Paid-In        Treasury     Accumulated
                                          Stock        Capital         Stock         Deficit
Balances, January 1, 1999                $  4,749   $ 22,626,174   $   (227,500)   $(21,427,942)

Exercise of employee stock options             29          2,851             --              --

Issuance of covertible debentures at a
  discount from fair market value              --        229,650             --              --

Issuance of warrants to purchase
   common stock                                --         36,605             --              --

Net loss                                       --             --             --      (1,703,182)
                                         ------------------------------------------------------
Balances, June 30, 1999                  $  4,778   $ 22,895,280   $   (227,500)   $(23,131,124)
                                         ======================================================

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statements of Cash Flows
Unaudited

                                                           Six months ended
                                                                June 30,
                                                       ---------------------------
                                                              (unaudited)
                                                           1998           1999
Cash flows from operating activities:
  Net loss                                             $(3,582,801)   $(1,703,182)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                        219,396        617,206
      Loss on disposal of fixed assets                      29,623             --
      Warranty reserve                                      (2,913)            --
      Changes in current assets and liabilities:
        Accounts receivable                                397,681         11,080
        Prepaid expenses                                    11,812          8,413
        Inventory                                         (401,326)        (9,976)
        Costs in excess of billings on
          uncompleted contracts                             20,963             --
        Accounts payable                                  (571,720)        24,435
        Accrued payroll and payroll taxes                       --        486,713
        Accrued expenses                                   (51,206)        (2,695)
                                                       -----------    -----------

          Net cash used by operating activities        $(3,930,491)      (568,006)

Cash flows from investing activities:
  Purchases of property and equipment                     (871,648)            --
  Proceeds from maturities of short-term instruments     1,220,394             --
  Issuance of short-term note receivable                        --        (50,000)
                                                       -----------    -----------

          Net cash provided (used) by                      348,746        (50,000)
              investing activities

Cash flows from financing activities:
  Principal payments on capital leases                          --        (18,622)
  Proceeds from issuance of long-term debt                      --        600,000
  Proceeds from issuance of short-term notes payable            --        137,553
  Loan costs                                                    --        (87,025)
  Net proceeds from issuance of common stock                 3,440          2,880
                                                       -----------    -----------

          Net cash provided (used) by
              financing activities                           3,440        634,786

Net decrease in cash and cash equivalents               (3,578,305)        16,780

Cash and cash equivalents, beginning of period           4,592,975         18,273
                                                       -----------    -----------

Cash and cash equivalents, end of period               $ 1,014,670         35,053
                                                       ===========    ===========

    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Notes to Unaudited Condensed Financial Statements

1.    Presentation of Unaudited Interim Financial Statements

      Information in the accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of and for the six months ended June 30, 1998 and 1999, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1998.

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

                                                 Three Months Ended June 30,   Six Months Ended June, 30,
                                                 ---------------------------   --------------------------

                                                     1998           1999           1998           1999
Loss
  Basic and diluted:
    Loss available to common stockholders        $(1,754,266)   $  (597,817)   $(3,582,801)   $(1,703,182)

Shares
  Basic and diluted:
    Weighted-average common shares outstanding   $ 4,136,110    $ 4,440,283    $ 4,126,588    $ 4,395,137

3.    Discontinued Operations

      In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal which became effective in May 1998. The Company is actively seeking a buyer for the segment which had revenues of $279,899 and $173,380 for the six months ended June 30, 1998 and 1999, respectively. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory of $24,811 is available for sale and the Company continues to sell the inventory as existing customers request such merchandise. Management cannot determine which assets will remain at the time of disposal. Management believes that the recorded value of furniture, equipment and inventory relating to the CD-ROM segment will be fully recovered and no write-down for impairment is necessary. There can be no assurance that the Company will realize any proceeds from the disposition of the segment.

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

      Under the terms of the debenture agreement, the Company became liable during the second quarter of 1999 for certain penalties in favor of the debenture holders. Such penalties, as well as acrrued interest, effectively increase the number of shares to be received by the debenture holders in the event of conversion.

5. The Company and FutureTrak International, Inc. ("FutureTrak"), a Florida corporation, signed a letter of intent dated as of April 26, 1999, regarding a merger of FutureTrak into the Company or a subsidiary of the Company. FutureTrak is engaged in delivering integrated entertainment/information products and services. On August 10, 1999, the Company and FutureTrak announced the execution of the definitive merger agreement. Although the Company intends to consummate the merger, no assurance can be given that the merger will be consummated.

6.    Bridge Loan

      The Company executed a short-term loan agreement in June 1999. Of the total loan amount of $100,000, the Company loaned $50,000 to FutureTrak. The loan amount plus interest of $20,000 will be due 90 days from consummation and is collateralized by shares of FutureTrak.

7.    Subsequent Events

      The Company and Futuretrak consummated a joint financing arrangement in the amount of $1,000,000 on July 2, 1999. Of the total loan amount, the proceeds to the Company amounted to $500,000, less fees. The loan amount plus interest of $200,000 is due within 121 days and is collateralized by shares of FutureTrak.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

Item 2. Management's Discussion and Analysis or Plan of Operations

      The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Form10-QSB. Statements in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth herein and in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such risks include, without limitation, the Company's history of losses and accumulated deficit, and need for additional financing; risks applicable to foreign sales, the lack of assurance of the Company's technological success, competition and others. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

Overview

      Prior to 1998, the Company's major activity was selling digital video servers in the interactive video services market, with all sales having been made in Korea, Israel, Taiwan, and China. However, since early 1998, the Company has focussed its sales efforts in North America, and has developed and sold the first production units of a new digital set top box, the T 6000. The Company has continued to focus most of its development and production efforts during the six months ended June 30, 1999 on enhancement of the T 6000 digital set top box to add capabilities and reduce cost, in addition to integrating the T 6000 digital set top box with the networks and products of other companies to facilitate sales. The Company produced its initial trial run of the T 6000 digital set top box in October 1998, and now has a third generation unit ready for production in the third quarter of 1999. Originally, production of the next round of units was expected for the second quarter of 1999, but lack of funding has delayed this production run. The T 6000 digital set top boxes are currently manufactured by Taylor-White, LLC, of Greeneville, Tennessee. The Company sold 13 of these trial run boxes to Northern Telecom (Nortel) in September 1998 and 11 to Optelecom during the first quarter of 1999. In addition to the set top boxes, Nortel also purchased a CTL 7000 digital video server, which is installed in Ottawa, Canada.

      In February 1999, the Company received a purchase order from Hopkinsville Electric Service ("HES") which included one CTL 9000 digital video server and up to 1,000 T 6000 digital set top boxes and associated hardware and software. The software included 1,000 licenses for energy management software developed for the Company by Battelle Laboratories under a joint marketing arrangement, which was executed in January 1999. This software allows the T 6000 digital set top box to remotely read the electric meter and to set and control electric appliances throughout the home, potentially allowing savings on electric bills for subscribers with such units in their homes. HES has purchased 25 T 6000 digital set top boxes and associated hardware and software, which was scheduled to ship in the second quarter of 1999, along with the CTL 9000 digital video server. However, HES's network is not yet ready, and there are further refinements being made to the Battelle software; at this point, that order is expected to ship late in the third quarter or early in the fourth quarter of 1999. The remainder of the units are expected to ship within six months of that date. The value of this purchase order in total is approximately $1,024,000. This is the first deployment of the Company's systems for an electric utility company, one of the Company's planned major market opportunities.

      Management has continued to focus, during 1999, on attempting to obtain the necessary capital to maintain the Company's operations. Toward that end, the Company continued efforts to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. As part of this effort, the Company, on April 27, 1999, entered into a Letter of Intent to merge with FutureTrak International, Inc., a technology firm based in Pompano Beach, Florida, which specializes in the multi-dwelling unit ("MDU") marketplace and also on mobile television for boats and recreational vehicles. On August 10, 1999, the companies announced the execution of a definitive merger agreement which contemplates the merger of FutureTrak into a wholly-owned subsidiary of the Company in a transaction in which the holders of FutureTrak capital stock would receive, subject to adjustment, one share of the Company's common stock for each outstanding share of FutureTrak common stock. As of the date of this Form 10-QSB, the holders of FutureTrak capital stock would be entitled to receive in the aggregate 9,546,193 shares of the Company's common stock. Consummation of the merger is subject to a number of conditions, including stockholder approval, and there can be no assurance that the merger will be consummated on such terms or a at all. The goal of the companies is to complete the merger by the end of 1999. The companies believe that by merging their activities and focusing primarily on the MDU industry, they can achieve more rapid success than they would achieve individually. Furthermore, large scale deployment of the T 6000 digital set top box and the CTL 9000 digital video server in the MDU industry could reduce costs of these devices, through economies of scale, to a degree that might allow them to penetrate other markets.

      The Company continues to pursue, in conjunction with FutureTrak, funding for the companies' activities. The Company has need of short term, mezzanine and long term financing, since the cost of wiring and equipping these MDUs and producing the necessary set top boxes and servers is quite significant.

      If the merger is consummated, the Company intends, through its relationship with FutureTrak and potentially with other MDU companies, to position its current products, the T 6000 digital set top box and the CTL 9000 and later version digital video servers, in MDU properties including apartments, condominiums, townhomes, gated communities, and dormitories. The T 6000 digital set top box currently allows for cable television, high speed (more than 1 Megabit per second) Internet, home security monitoring, healthcare monitoring, security monitoring and, through an embedded web browser, the ability to be on the Internet without the need for a separate personal computer. The Company plans to incorporate satellite technology into the set top box to allow reception and processing of signals from DirecTV(TM) and potentially other satellite programming providers. It is the companies' belief that this family of services will be very attractive to MDU dwellers. The companies have collaborated to acquire a DirecTV(TM) system operator license and are working with a number of companies to determine the best ways to promote the companies' efforts in the MDU marketplace. The companies have also met with several other firms with the objective of finding MDU properties in which to install and operate the companies' services. However, to date, no MDU properties have been wired or installed and the companies' do not currently derive any revenue from the MDU marketplace. There can be no guarantee that the companies will derive such revenues, or that they will be profitable, or that the companies will obtain sufficient financing to wire and operate such properties now or in the future.

      The Company has narrowed its sales efforts to those which, the Company believes, have the best chance of closing in the near term. The Company's sales efforts are now being supervised by its President, although he is now receiving some sales support from the sales staff at FutureTrak. The Company continues to encounter a longer and more complex sales cycle and realize fewer sales than previously anticipated. Although the T 6000 digital set top box has been in production, the Company continues to add and improve functionality, and is likely to be required to do so for most deployments. Because of the Company's long term sales cycle and the pending merger, the period to period comparisons set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

      In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified General Manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998, and the Company now accounts for the CD-ROM segment as a discontinued operation. The Company continues to seek potential purchasers of this division. In order to facilitate purchase of the division, the Company has markedly reduced the proposed price for the sale of one or both of the products, WorkWare and Mediator, within the CD-ROM business unit. The Company anticipates selling one or both segments during the third quarter of 1999. The segment had a net income from operations of approximately $12,500 for the three months ended June 30, 1999, and $72,600 for the six months ended June 30, 1999. The CD-ROM segment generated a net income from operations of approximately $118,000 for the three months ended June 30, 1998 and a loss on disposal of the segment of approximately $15,000 for the same period. The segment had a net loss from operations of approximately $114,000 for the six months ended June 30,1998. There can be no assurance that the Company will realize any proceeds from the disposition of the segment. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

      The Company has indefinitely postponed any continued research and development efforts related to CTL 8500 digital baseband server, aimed at the analog hospitality and cable markets, and the CTL 10000 aimed at larger system deployments. The Company has continued limited development of its CTL 7000 and CTL 9000 digital video servers and software to continue to add functionality and reduce cost. The Company has also entered into arrangements with other digital server manufacturers such that they would offer the Company's T 6000 digital set top box as part of end-to-end systems.

      Although the Company has completed the short term contracts entered into with the Guang Dong Public Telecommunications Authority ("GPTA") and the Beijing Telecom Authority ("BTA"), final amounts due under these agreements from the prime contractor, ViaGate Technologies, of approximately $224,000 have not yet been paid. The Company has continued to work with ViaGate to get these final monies paid to the Company, and expected payment in the second quarter of 1999. However, this has not been the case, and ViaGate has not given any firm indication as to when such monies would be paid. The Company has stopped all support of the four units in China, pending resolution of this matter, and has begun discussions with an international collections company with a view toward collecting these amounts from ViaGate and/or GPTA and BTA. It is expected that, should such collection be necessary, the Company would collect only about fifty cents on each dollar outstanding.

      The Company has also cooperated with Bescom, the prime contractor on the Korea Telecom project in their efforts, through arbitration in Korea, to collect the final ten per cent due under that contract. This arbitration effort, which is expected to be resolved in late 1999, could result in payments to the Company of up to $429,000, which amounts have been previously written off.

      There are inherent risks associated with foreign sales, including the difficulty of enforcing agreements against foreign based customers, political and economic instability, shipping delays, foreign taxes, and export restrictions. In addition, the Company has experienced difficulties with respect to certain of its foreign deployments. The Company had one interactive video customer that represented 56% of the Company's revenues in 1998, and two interactive video customers that represented 100% of the Company's revenues during the first half of 1999. Export sales represented 56% of the Company's sales for 1998, 37% for the first quarter of 1999 and 0% for the second quarter of 1999, respectively.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues.

      The Company had revenues of approximately $1,400 for the quarter ended June 30, 1999, as compared to no revenues for the same period in 1998. The lack of revenues for the second quarter of 1998 was due to the Company previously recognizing all of the revenue associated with its projects that had been in progress prior to 1998 and the long sales cycle related to the Company's products. The low revenues for the second quarter of 1999 were due to the lack of interactive video sales, the discontinuance of the Company's CD-ROM division, and constrained marketing activities due to the Company's cash situation. Sales of interactive video services in the second quarter of 1999 were to Optelecom.

Costs of Revenues.

      The Company had no costs of revenues in the second quarter of 1999, as opposed to approximately $92,000 in 1998. The Company had a gross margin of approximately $1,400 in the second quarter of 1999, as compared to a negative gross margin of approximately $92,000 for the same period in 1998. Costs of revenues in 1998 were related to completion of the BTA project and the initial tooling, and readying for production, of the T 6000 digital set top box.

      The decrease in costs of revenues was primarily due to the fact that the Company had small revenues during the second quarter of 1999, as opposed to the second quarter of 1998, in which it had more activities underway related to the BTA project.

Operating Expenses.

      Operating expenses for the three months ending June 30, 1999 were approximately $546,000 as compared to approximatley $1,800,000 for the same period in 1998. Operating expenses for the second quarter of 1999 were significantly lower than 1998 due to the Company's efforts to conserve cash and to minimize operating costs. The majority of operating expenses in the second quarter of 1998 were due to the Company's efforts to achieve better performance and prepare for their anticipated future growth. These expenses included operating wage expenses and associated payroll taxes and other employee benefits due to the hiring of additional personnel early in 1998. Another component of the increase in operating expense was an increase in facility rental expense during 1998, associated with the Company's move to a new facility. In 1998, the Company also incurred expenses from marketing efforts. Expenses incurred for the use of contractors, consultants, and recruiting efforts also were high in 1998 due to the Company's increased needs for quality personnel. During the same period in 1999, the Company attempted to minimize such expenses and tried to conserve available funds. The Company is currently occupying a portion of its former premises on a month to month basis at a reduced rental. Pursuant to an agreement between the Company and its landlord, the Company acknowledged breach of its lease due to its failure to pay the required rental amount. The Company and the landlord are still in negotiations to finalize new rental terms. The landlord may pursue remedies against the Company in respect to this breach.

Interest Expense and Income.

      There was no interest expense in the second quarter of 1998, as compared to approximately $123,000 in the second quarter of 1999. Interest income in the second quarter of 1998 was approximately $42,000 primarily due to the interest on funds earned in the Company's initial public offering ("IPO"). The Company had no similar deposits on hand in 1999, so interest income was only approximately $100 for the same period in 1999.

Net Loss.

      As a result of the above factors, net loss from continued operations for the quarter ended June 30, 1999 was approximatley $544,000 as compared to approximately $1,900,000 for the same period in 1998.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Revenues.

      Revenues for the six months ended June 30, 1999 were approximately $81,000 as compared to $723,000 for the same period in 1998. The revenue for the 1998 period was due to the Company's completion of its BTA project in China. The Company achieved substantial completion of the project at the end of March 1998.

Costs of Revenues.

      Costs of revenues for the six months ended June 30, 1999 were approximately $20,000 as compared to approximatley $797,000 for the same period in 1998. The Company's gross margin was approximately $62,000 for the six months ended June 30, 1999 as compared to a negative gross margin of approximately $74,000 for the same period ended in 1998.

      The decrease in costs of revenues was primarily due to the fact that a significant portion of the sales generated during 1999 were for services that had little or no associated costs. The majority of the costs of revenues for the six months ended June 30, 1998 was due to the completion of the Company's BTA project and the recognition of the related costs on the project of approximately $594,000, which had been capitalized over the life of the project. The remainder of the costs for 1998 was related to the Company's efforts to conclude projects for which revenue had previously been recognized.

Operating Expenses.

      Operating expenses for the six months ended June 30, 1999 were approximately $1,600,000 as compared to $3,464,000 for the same period in 1998. As mentioned previously, operating expenses were significantly greater in all areas during 1998 due to the Company's efforts to achieve better performance and prepare for anticipated future growth.

Interest Expense and Income.

      Interest expense in the first six months of 1998 was $13, as compared to approximately $288,000 in the first six months of 1999. Interest income in the first six months of 1998 was approximately $84,800 primarily due to the interest on funds earned in the Company's IPO. The Company had no similar deposits on hand in 1999, so interest income was only approximately $500 for same period in 1999.

Net Loss.

      As a result of the above factors, net loss for the six months ended June 30, 1999 was approximately $1,703,000 as compared to a net loss of approximately $3,583,000 for the same period in 1998.

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

      In August 1998, the Company's President loaned the Company $55,000 on a short term basis for working capital needs. In September 1998, one of the Company's directors loaned the Company an additional $100,000 for working capital uses. In October 1998, the Company amended its 401(k) plan to allow participants in the plan to invest in the Company's common stock. The Company's President allocated the entirety of his investments into the Company's common stock in the approximate amount of $136,000 and the plan purchased 155,028 shares on his behalf. Some additional employees purchased substantially smaller amounts through their 401(k) plan under this program. The Company has used these proceeds for working capital. In October and November 1998, the Company received aggregate proceeds of $450,000 from a private placement. Such proceeds included cancellation of $150,000 of indebtedness from the director and the President of the Company (see above). Each investor in the private placement received a seven per cent promissory note with a principal amount equal to the amount of the investment for the term of one, two, or three years. Principal and interest are payable by the Company at maturity. In addition, each investor received the right to a royalty payment of $0.50 per $100,000 invested (pro rated for lesser investments), for each T 6000 digital set top box sold during the period of three to five years following the closing. The $450,000 received represents the entire amount received in the private placement. Investors in the private placement included certain directors and officers of the Company, as well as outside investors. The Company also raised $600,000 between January 1999 and March 1999 in a private placement. The funds from the private placements were used for general operating expenses of the Company. The Company had cash balances on hand as of June 30, 1999 of approximately $35,000. The Company's cash position continues to be extremely limited. In efforts control cash outflow, the Company's Officers have elected to defer portions of their salaries since August of 1998 and until such time as the financial position of the Company will allow those deferrals to be repaid. The Company's President has not taken any salary since the July 1998 pay period, and the Company is in arrears in paying compensation to its employees. The Company has lost employees either voluntarily or involuntarily in the second half of 1998 and in the first half of 1999 due to its financial position and has significantly scaled back its operations.

      In June 1999, the Company received a loan from FutureTrak International, Inc. of $25,000, which was half of an amount obtained by a loan to FutureTrak by Ryan Capital Management Corp. The proceeds of that loan were used for on-going operating expenses. The loan amount of $50,000 and interest in the amount of $10,000 is to be repaid on or before September 20, 1999 or such time that a $2,500,000 bridge is funded.

      Also in June 1999, the Company entered into a short-term loan agreement in the amount of $100,000. Of this amount, $50,000 was loaned to FutureTrak. The loan amount of $100,000 and interest in the amount of $20,000 will be due on September 18, 1999. This loan is collateralized by shares of FutureTrak.

      On July 2, 1999, the Company and FutureTrak consummated a joint financing arrangement with a private investor of which the proceeds to the Company were $500,000. Of that amount, $50,000 was reserved to pay the Company's portion of a placement fee. The total loan amount of $1,000,000 and interest amounting to $200,000 are due for repayment on October 25, 1999 and are collaterized by shares of FutureTrak. It was anticipated at the time these financings were done that bridge financing would be available to repay these amounts, of which there can be no assurance.

      On June 23, 1999, FutureTrak entered into a two-year investment banking agreement with Sands Brothers & Co., Ltd. of New York, under which Sands Brothers would, among other things, advise the companies on capital raising activities. Thus far, no funds have been realized through Sands Brothers under this agreement. In consideration for its financial advisory services, Sands Brothers has received a fee of $50,000, paid equally by the Company and FutureTrak, and will receive an additional $50,000 from the first $500,000 bridge financing which they raise. There can be no assurance that any proceeds will be raised by Sands Brothers on favorable terms or at all.

      The Company is looking at several other options in terms of improving its cash situation. The Company is continuing its efforts, along with FutureTrak, to arrange financing. The Company is also investigating possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has granted a security interest in its property to its landlord and has granted a security interest in its personal property to one of its legal counsel. Such security interest may hinder the Company's efforts to obtain additional financing. The Company also continues to seek buyers for the CD-ROM division, either the Mediator or WorkWare segments, or both. As described above, the Company is taking additional steps to collect accounts receivable which have been reserved in 1996 and 1997, including $429,000 from Korea Telecom/Bescom, and $224,000 from ViaGate Technologies/GPTA/BTA. There can be no assurance that the Company will be able to obtain any such required additional funds from any source on a timely basis, on favorable terms, or at all. The lack of sales or a significant financial commitment raise a substantial doubt about the Company's ability to continue as a going concern or to resume a full-scale level of operations.

      Since its inception on January 1993, and through June 30, 1999, the Company has an accumulated deficit of approximately $22,895,000. The Company expects to incur operating losses for an indefinite future period. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. Since January 1, 1999, the Company has received new interactive services and new CD-ROM orders from Hopkinsville Electric Service, Optelecom, and the United States Navy, respectively. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

      As of June 30, 1999, the Company had a negative net working capital of approximately $753,000. The Company had no significant capital spending or purchase commitments at June 30, 1999, other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

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

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit 11 Statement re: computation of per share earnings (included in Note 2 of the "Notes to Unaudited Financial Statements")

      Exhibit 27    Financial Data Schedule

(b)   Reports on Form 8-K

      One report on Form 8-K was filed on May 7, 1999 (Item 5. Other Events).

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 1999


                                    CELERITY SYSTEMS, INC.


                                    By: /s/ Kenneth D. VanMeter
                                        ----------------------------------------
                                        Kenneth D. Van Meter
                                        President and Chief Executive Officer
                                          and Chairman of the Board
                                            (Principal Executive Officer)
                                            (Principal Financial Officer)