Form 10QSB
period 1999-09-30
CELERITY SYSTEMS INC
filed 1999-11-22
CIK 1006459

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

         September 30, 1999
         -------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
                         Commission File Number: 0-23279
                                                 -------

                             CELERITY SYSTEMS, INC.
              -----------------------------------------------------
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

   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last
                                    Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

As of November 16, 1999, 4,898,296 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                              -----    -----

                             CELERITY SYSTEMS, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                               Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements....................................................................................3

         Condensed Balance Sheets as of September 30, 1999 (unaudited) and
         December 31, 1998.......................................................................................3

         Condensed Statements of Operations (unaudited) for the six months ended
         September 30, 1999 and 1998 and the nine months ended September 30,
         1999 and 1998...........................................................................................4

         Condensed Statement of Stockholders' Equity as of September 30, 1999
         (unaudited) and January 1, 1999.........................................................................5

         Condensed Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 1999 and 1998.............................................................................6

         Notes to Unaudited Financial Statements.................................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................................9

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................20

         Signatures..............................................................................................21

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CELERITY SYSTEMS, INC.
Condensed Balance Sheets
Unaudited


                                                        December 31,      September 30,
                                                           1988               1999
                                                                            Unaudited
ASSETS

Cash and cash equivalents                               $     18,273      $        760
Accounts receivable, less allowance for doubtful
  accounts of $436,472 in 1998 and 1999                      280,315           264,361
Notes receivable                                                   0            50,000
Inventory                                                  1,206,611           833,061
Prepaid expenses                                              63,150            44,910
                                                        ------------      ------------
   Total current assets                                    1,568,349         1,193,091

Property and equipment, net                                1,697,367         1,150,095
Intangible assets                                                  0            19,866
                                                        ------------      ------------
   Total assets                                         $  3,265,716      $  2,363,051
                                                        ------------      ------------
                                                        ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                        $    821,814      $    706,697
Accrued wages and related taxes                              626,389           988,037
Accrued liabilities                                          172,140           151,279
Short-term notes payable                                        --             137,593
Current maturities of long-term debt and leases
  payable                                                    271,937            88,489
                                                        ------------      ------------
   Total current liabilities                               1,892,280         2,072,095

Long-term debt and capital lease obligations,
  less current maturities                                    397,955         1,044,630
                                                        ------------      ------------
   Total liabilities                                       2,290,235         3,116,726

Common stock, $.001 par value, 15,000,000
  shares authorized; 4,748,847 issued and
  4,411,483 outstanding, and 4,834,797 issued and
  4,497,433 outstanding at December 31, 1998 and
  September 30, 1999, respectively                             4,749             4,923
Additional paid-in capital                                22,626,174        23,164,241
Treasury stock, at cost                                     (227,500)         (227,500)
Accumulated deficit                                      (21,427,942)      (23,695,338)
                                                        ------------      ------------
     Total stockholders' equity                              975,481          (753,674)
                                                        ------------      ------------
   Total liabilities and stockholders' equity           $  3,265,716      $  2,363,051
                                                        ------------      ------------
                                                        ------------      ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
Condensed Statements of Operations
Unaudited



                                                   Three months ended           Nine months ended
                                                      September 30,               September 30,
                                                   ------------------           --------------------
                                                   1998          1999            1998         1999
                                                ----------    --------       ----------   ----------
Revenues                                            15,900          --          738,686       81,156

  Cost of revenues                                  17,442          --          814,406       19,647
                                                ----------    --------       ----------   ----------


  Gross margin                                      (1,542)         --          (75,720)      61,509

Operating expenses                               1,917,475     217,683        5,381,931    1,813,872
                                                ----------    --------       ----------   ----------
  Loss from operations                          (1,919,017)   (217,683)      (5,457,651)  (1,752,364)

Interest expense                                   (10,450)         --          (10,473)         477
Interest income                                      4,907     150,284           89,670     (137,625)
Other income                                            --     (28,545)              --       17,785
                                                ----------    --------       ----------   ----------
  Net loss from continuing operations            1,924,570     (95,944)      (5,378,454)  (1,871,727)

Discontinued operations (Note 1):
  Income (loss) from operations of
  discontinued CD-ROM segment                           --      69,972         (113,559)     142,572
  Loss on disposal                                   6,653          --           (8,705)          --
                                                ----------    --------       ----------   ----------
  Net loss                                      (1,917,917)    (26,973)      (5,500,718)  (1,729,155)


Basic and diluted loss per common share (Note 2):
  Loss from continuing operations                    (0.46)       0.04             (130)       (0.37)
  Discontinued operations                             0.00        0.00            (0.03)        0.01

  Loss per common share                              (0.46)       0.03            (1.33)       (0.36)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

CELERITY SYSTEM, INC.
Condensed Statement of Stockholders' Equity
Unaudited

                                            Additional
                                Common       Paid-In     Treasury  Accumulated
                                Stock        Capital       Stock     Deficit
Balances, January 1, 1999     $  4,749  $ 23,164,241   $(227,500) $(21,427,942)

Exercise of employee stock
 options                            29         2,851          --            --

Issuance of convertible
 debentures at a discount
 from fair market value             --       229,650          --            --

Conversion of convertible
 debentures to comon
 shares - Note 4                   145          (145)         --            --
Issuance of warrants to
 purchase common stock              --        36,605          --            --

Net loss (unaudited)                --            --          --    (1,729,155)
                              --------  --------------  ---------  ------------
Balances, September 30, 1999  $  4,923  $ 23,433,202   $(227,500) $(23,157,097)
                              --------  -------------- ----------  ------------
                              --------  -------------- ----------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
Condensed Statements of Cash Flows
Unaudited


                                                                        Nine months ended
                                                                          September 30,
                                                                   ---------------------------
                                                                         (unaudited)
                                                                     1998           1999

Cash flows from operating activities:
  Net loss                                                         $(5,500,718)     $(1,729,155)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                    367,463          547,272
      Loss on disposal of fixed assets                                  29,623             --
      Warranty reserve                                                 (18,414)            --
      Provision for doubtful accounts receivable                       (47,009)         (15,954)
      Provision for inventory obsolescence                                --

      Changes in current assets and liabilities:
        Accounts receivable                                            669,581           15,954
        Prepaid expenses                                                29,106           18,240
        Inventory                                                     (411,319)         373,550
        Costs in excess of billings on
         uncompleted contracts                                          20,963             --
        Accounts payable                                              (324,631)        (115,117)
        Accrued payroll and payroll taxes                                 --            361,648
        Accrued expenses                                               136,168          (20,861)
                                                                   -----------      -----------

           Net cash used by operating activities                   $(5,049,187)        (564,422)

Cash flows from investing activities:
  Purchases of property and equipment                                 (874,384)            --
  Proceeds from maturities of short-term instruments                 1,229,788             --
  Acquisition of debt financing, loan costs, and intangibles              --            (87,025)
  Issuance of short-term note receivable                                  --            (50,000)
                                                                   -----------      -----------

           Net cash provided (used) by  investing activities           355,404         (137,025)

Cash flows from financing activities:
  Principal payments on capital leases and long-term debt              (16,318)         (93,114)
  Proceeds from issuance of long-term debt                                --            600,000
  Proceeds from issuance of short-terms notes payables
     and warrants                                                      155,000          174,198
  Exercise of employee stock options                                                      2,851
           Net cash provided (used) by financing activities            138,682          683,935
                                                                   -----------      -----------

Net decrease in cash and cash equivalents                           (4,555,101)         (17,512)

Cash and cash equivalents, beginning of period                       4,592,975           18,273
                                                                   -----------      -----------

Cash and cash equivalents, end of period                           $    37,874              761
                                                                   ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.

Notes to Unaudited Financial Statements

1.   Presentation of Unaudited Interim Financial Statements

     Information in the accompanying interim financial statements and notes to the financial statements for the interim periods as of and for the nine months ended September 30, 1998 and 1999, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1998.

2.   Loss Per Share

     Basic and diluted loss per share were computed by dividing the net loss by the weighted average common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                  1998           1999
                                                                  ----           ----
     Loss
         Basic and diluted:
                 Loss available to common stockholders        $(1,500,718)   $(1,729,155)

     Shares
         Basic and diluted:
                 Weighted-average common shares outstanding     4,116,711      4,828,265

3.   Discontinued Operations

     In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal which became effective in May 1998. The Company is actively seeking a buyer for the segment which had revenues of $431,000 and $142,572 for the nine months ended September 30, 1998 and 1999, respectively. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory is available for sale and the Company continues to sell the inventory as existing customers request such merchandise. Management cannot determine which assets will remain at the time of disposal. Management believes that the recorded value of furniture, equipment and inventory relating to the CD-ROM sagment will be fully recovered and no write-down for impairment is necessary.

4.   Convertible Debentures

     The Company issued $600,000 in 9% convertible debentures. The debentures have a term of 24 months and are convertible in to the Company's common stock at a price equal to the lessor of (I) 75% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (II) four times the five-day average closing bid price for the five days immediately preceding the date of closing. The Company may redeem the debentures at a redemption price that ranges from 115% to 125% of the principal amount, plus accrued interest. The debentures are subjet to mandatory conversion upon maturity.

5. The Company entered in to a Letter of Intent to merge with FutureTrak International, Inc. FutureTrak is engaged in delivering integrated entertainment/information products and services. The merger is subject to shareholder approval and will continue to remain in the businesses that they are currently engaged.

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

OVERVIEW

         Prior to 1998, the Company's major activity was selling digital video servers in the interactive video services market, with all sales having been made in Korea, Israel, Taiwan, and China. However, since early 1998, the Company has focused its sales efforts in North America, and has developed and sold the first production units of a new digital set top box, the T 6000. The Company has continued to focus most of its development and production efforts during the nine months ended September 30, 1999 on enhancement of the T 6000 digital set top box to add capabilities and reduce cost, in addition to integrating the T 6000 digital set top box with the networks and products of other companies to facilitate sales. The Company produced its initial trial run of the T 6000 digital set top box in October 1998, and now has a third generation unit ready for production in the fourth quarter of 1999. Originally, production of the next round of units was expected for the second quarter of 1999, but lack of funding has delayed this production run. The T 6000 digital set top boxes are currently manufactured by Taylor-White, LLC, of Greeneville, Tennessee. The Company sold 13 of these trial run boxes to Northern Telecom (Nortel) in September 1998 and 11 to Optelecom during the first quarter of 1999. In addition to the set top boxes, Nortel also purchased a CTL 7000 digital video server, which is installed in Ottawa, Canada.

         In February 1999, the Company received a purchase order from Hopkinsville Electric Service ("HES") which included one CTL 9000 digital video server and up to 1,000 T 6000 digital set top boxes and associated hardware and software. The software included 1,000 licenses for energy management software developed for the Company by Battelle Laboratories under a joint marketing arrangement, which was executed in January 1999. This software allows the T 6000 digital set top box to remotely read the electric meter and to set and control electric appliances throughout the home, potentially allowing savings on electric bills for subscribers with such units in their homes. HES has purchased 25 T 6000 digital set top boxes and associated hardware and software, which was scheduled to ship in the second quarter of 1999, along with the CTL 9000 digital video server. However, HES's network was not yet ready, and there were further refinements being made to the Battelle software; at this point, that order is expected to ship in the third quarter or early in the fourth quarter of 2000. The remainder of the units are expected to ship within six months of that date. The value of this purchase order in total is approximately $1,024,000. This is the first deployment of the Company's systems for an electric utility company, one of the Company's planned major market opportunities.

         Management has continued to focus, during 1999, on attempting to obtain the necessary capital to maintain the Company's operations. Toward that end, the Company continued efforts to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. As part of this effort, the Company, on April 27, 1999, entered into a Letter of Intent to merge with FutureTrak International, Inc., a technology firm based in Pompano Beach, Florida, which specializes in the multi-dwelling unit ("MDU") marketplace and also on mobile television for boats. On August 10, 1999, the companies announced the execution of a definitive merger agreement which contemplates the merger of FutureTrak into a wholly-owned subsidiary of the Company in a transaction in which the holders of FutureTrak capital stock would receive, subject to adjustment, one share of the Company's common stock for each outstanding share of FutureTrak common stock. As of the date of this Form 10-QSB, the holders of FutureTrak capital stock would be entitled to receive in the aggregate 9,546,193 shares of the Company's common stock. Consummation of the merger is subject to a number of conditions, including stockholder approval, and there can be no assurance that the merger will be consummated on such terms or at all. The goal of the companies is to complete the merger in early 2000. The companies believe that by merging their activities and focusing primarily on the MDU industry, they can achieve more rapid success than they would achieve individually. Furthermore, large scale deployment of the T 6000 digital set top box and the CTL 9000 digital video server in the MDU industry could reduce costs of these devices, through economies of scale, to a degree that might allow them to penetrate other markets.

         The Company continues to pursue, separately and in conjunction with FutureTrak, funding for the companies' activities. The Company has need of short term, mezzanine and long term financing, since the cost of wiring and equipping these MDUs and producing the necessary set top boxes and servers is quite significant.

         If the merger is consummated, the Company intends, through its relationship with FutureTrak and potentially with other MDU companies, to position its current products, the T 6000 digital set top box and the CTL 9000 and later version digital video servers, in MDU properties including apartments, condominiums, townhomes, gated communities, and dormitories. The T 6000 digital set top box currently allows for cable television, high speed (more than 1 Megabit per second) Internet, home security monitoring, healthcare monitoring, security monitoring and, through an embedded web browser, the ability to be on the Internet without the need for a separate personal computer. The Company plans to incorporate satellite technology into the set top box to allow reception and processing of signals from DirecTV-TM- and potentially other satellite programming providers. It is the companies' belief that this family of services will be very attractive to MDU dwellers. The companies have collaborated to acquire a DirecTV-TM- system operator license and are working with a number of companies to determine the best ways to promote the companies' efforts in the MDU marketplace. The companies have also met with several other firms with the objective of finding MDU properties in which to install and operate the companies' services. However, to date, no MDU properties have been wired or installed and the companies do not currently derive any revenue from the MDU marketplace. There can be no guarantee that the companies will derive such revenues, or that they will be profitable, or that the companies will obtain sufficient financing to wire and operate such properties now or in the future.

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

         In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified General Manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998, and the Company now accounts for the CD-ROM segment as a discontinued operation. The Company continues to seek potential purchasers of this division. In order to facilitate purchase of the division, the Company has markedly reduced the proposed price for the sale of one or both of the products, WorkWare and Mediator, within the CD-ROM business unit. The Company anticipates selling one or both segments the next six months. The segment had a net income from operations of approximately $0 for the three months ended September 30, 1999, and $0 for the nine months ended September 30, 1999. The CD-ROM segment generated a net income from operations of approximately $6,653 for the three months ended September 30, 1998 and a loss on disposal of the segment of approximately $113,559 for the same period. The segment had a net loss from operations of approximately $8,705 for the nine months ended September 30,1998. There can be no assurance that the Company will realize any proceeds from the disposition of the segment. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

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

         Although the Company has completed the short term contracts entered into with the Guang Dong Public Telecommunications Authority ("GPTA") and the Beijing Telecom

Authority ("BTA"), final amounts due under these agreements from the prime contractor, ViaGate Technologies, of approximately $224,000 have not yet been paid. The Company has continued to work with ViaGate to get these final monies paid to the Company, and expected payment in the second quarter of 1999. However, this has not been the case, and ViaGate has not given any firm indication as to when such monies would be paid. The Company has stopped all support of the four units in China, pending resolution of this matter, and has begun discussions with an international collections company with a view toward collecting these amounts from ViaGate and/or GPTA and BTA. Should such collection be necessary, there can be no assurance as to the amount, if any, that would be collected by the Company.

         The Company has also cooperated with Bescom, the prime contractor on the Korea Telecom project in their efforts, through arbitration in Korea, to collect the final ten per cent due under that contract. This arbitration effort, which is expected to be resolved in late 1999, could result in payments to the Company of up to $485,000, which amounts have been previously written off.

         There are inherent risks associated with foreign sales, including the difficulty of enforcing agreements against foreign based customers, political and economic instability, shipping delays, foreign taxes, and export restrictions. In addition, the Company has experienced difficulties with respect to certain of its foreign deployments. The Company had one interactive video customer that represented 56% of the Company's revenues in 1998, and two interactive video customers that represented 100% of the Company's revenues during the first half of 1999. Export sales represented 56% of the Company's sales for 1998, 37% for the first quarter of 1999 and 0% for the second quarter of 1999, and 0% for the third quarter of 1999, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES.

         The Company had revenues of approximately $0 for the quarter ended September 30, 1999, as compared to $15,900 for the same period in 1998. The lack of revenues for the third quarter of 1998 was due to the Company previously recognizing all of the revenue associated with its projects that had been in progress prior to 1998 and the long sales cycle related to the Company's products. The low revenues for the third quarter of 1999 were due to the lack of interactive video sales, the discontinuance of the Company's CD-ROM division, and constrained marketing activities due to the Company's cash situation. There were no sales of interactive video services in the second or third quarter of 1999.

COSTS OF REVENUES.

         The Company had costs of revenues of $0 in the third quarter of 1999, as opposed to approximately $17,742 in 1998. The Company had a gross margin of $0 in the third quarter of 1999, as compared to a negative gross margin of approximately $(1,542) for the same period in 1998.

Costs of revenues in 1998 were related to completion of the BTA project and the initial tooling, and readying for production, of the T 6000 digital set top box.

         The decrease in costs of revenues was due to the fact that the Company had no revenues during the second quarter of 1999, as opposed to the second quarter of 1998, in which it had more activities underway related to the BTA project.

OPERATING EXPENSES.

         Operating expenses for the three months ending September 30, 1999 were approximately $217,683 as compared to approximately $1,917,475 for the same period in 1998. Operating expenses for the second quarter of 1999 were significantly lower than 1998 due to the Company's efforts to conserve cash and to minimize operating costs. The majority of operating expenses in the second quarter of 1998 were due to the Company's efforts to achieve better performance and prepare for their anticipated future growth. These expenses included operating wage expenses and associated payroll taxes and other employee benefits due to the hiring of additional personnel early in 1998. Another component of the increase in operating expense was an increase in facility rental expense during 1998, associated with the Company's move to a new facility. In 1998, the Company also incurred expenses from marketing efforts. Expenses incurred for the use of contractors, consultants, and recruiting efforts also were high in 1998 due to the Company's increased needs for quality personnel. During the same period in 1999, the Company attempted to minimize such expenses and tried to conserve available funds. The Company is currently occupying a portion of its former premises on a month to month basis at a reduced rental. Pursuant to an agreement between the Company and its landlord, the Company acknowledged breach of its lease due to its failure to pay the required rental amount. The Company intends to move to considerably less expensive space in late 1999 or early 2000. The landlord may pursue remedies against the Company in respect to this breach.

INTEREST EXPENSE AND INCOME.

         There was $150,284 interest expense in the third quarter of 1999, as compared to approximately $4,907 in the third quarter of 1998. Interest income in the third quarter of 1998 was approximately $10,460 primarily due to the interest on funds earned in the Company's initial public offering ("IPO"). The Company had no similar deposits on hand in 1999, so interest income was $0 for the same period in 1999.

NET LOSS.

         As a result of the above factors, net loss from continued operations the quarter ended September 30, 1999, was approximately ($25,972) as compared to approximately ($1,917,917) for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES.

         Revenues for the nine months ended September 30, 1999 were approximately $81,156 as compared to $738,686 for the same period in 1998. The revenue for the 1998 period was due to the Company's completion of its BTA project in China. The Company achieved substantial completion of the project at the end of March 1998.

COSTS OF REVENUES.

         Costs of revenues for the nine months ended September 30, 1999 were approximately $19,647 as compared to approximately $19,647 for the same period in 1998. The Company's gross margin was approximately $61,509 for the nine months ended September 30, 1999 as compared to a negative gross margin of approximately $(75,720) for the same period ended in 1998.

         The decrease in costs of revenues was primarily due to the fact that a significant portion of the sales generated during 1999 were for services that had little or no associated costs. The majority of the costs of revenues for the nine months ended September 30, 1998 was due to the completion of the Company's BTA project and the recognition of the related costs on the project. The remainder of the costs for 1998 was related to the Company's efforts to conclude projects for which revenue had previously been recognized.

OPERATING EXPENSES.

         Operating expenses for the nine months ended September 30, 1999 were approximately $1,813,872 as compared to $5,381,931 for the same period in 1998. As mentioned previously, operating expenses were significantly greater in all areas during 1998 due to the Company's efforts to achieve better performance and prepare for anticipated future growth.

INTEREST EXPENSE AND INCOME.

         Interest expense in the first nine months of 1998 was $89,670, as compared to approximately $137,625 in the first nine months of 1999. Interest income in the first nine months of 1998 was approximately $10,473 primarily due to the interest on funds earned in the Company's IPO. The Company had no similar deposits on hand in 1999, so interest income was only approximately $477 for same period in 1999.

NET LOSS.

         As a result of the above factors, net loss for the nine months ended September 30, 1999 was approximately $1,871,727 as compared to a net loss of approximately $5,378,454 for the same period in 1998.

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

         In August 1998, the Company's President loaned the Company $55,000 on a short term basis for working capital needs. In September 1998, one of the Company's directors loaned the Company an additional $100,000 for working capital uses. In October 1998, the Company amended its 401(k) plan to allow participants in the plan to invest in the Company's common stock. The Company's President allocated the entirety of his investments into the Company's common stock in the approximate amount of $136,000 and the plan purchased 155,028 shares on his behalf. Some additional employees purchased substantially smaller amounts through their 401(k) plan under this program. The Company has used these proceeds for working capital. In October and November 1998, the Company received aggregate proceeds of $450,000 from a private placement. Such proceeds included cancellation of $150,000 of indebtedness from the director and the President of the Company (see above). Each investor in the private placement received a seven per cent promissory note with a principal amount equal to the amount of the investment for the term of one, two, or three years. Principal and interest are payable by the Company at maturity. In addition, each investor received the right to a royalty payment of $0.50 per $100,000 invested (pro rated for lesser investments), for each T 6000 digital set top box sold during the period of three to five years following the closing. The $450,000 received represents the entire amount received in the private placement. Investors in the private placement included certain directors and officers of the Company, as well as outside investors. The Company also raised $600,000 between January 1999 and March 1999 in a private placement. The funds from the private placements were used for general operating expenses of the Company. The Company had cash balances on hand as of September 30, 1999 of approximately $760. The Company's cash position continues to be extremely limited. In efforts to control cash outflow, the Company's Officers have elected to defer portions of their salaries since August of 1998 and until such time as the financial position of the Company will allow those deferrals to be repaid. The Company's President has not taken any salary since the July 1998 pay period, and the Company is in arrears in paying compensation to its employees. The Company has lost employees either voluntarily or involuntarily in the second half of 1998 and in the first half of 1999 due to its financial position and has significantly scaled back its operations.

         In June 1999, the Company received a loan from FutureTrak International, Inc. of $25,000, which was half of an amount obtained by a loan to FutureTrak by Ryan Capital Management Corp. The proceeds of that loan were used for ongoing operating expenses. The loan amount of $50,000 and interest in the amount of $10,000 was to be repaid on or before September 20, 1999 or such time that a $2,500,000 bridge is funded.

         Also in June 1999, the Company entered into a short-term loan agreement in the amount of $100,000. Of this amount, $50,000 was loaned to FutureTrak. The loan amount of $100,000 and interest in the amount of $20,000 was due on approximately September 18, 1999. This loan is collateralized by shares of FutureTrak and Celerity.

         On July 2, 1999, the Company and FutureTrak consummated a joint financing arrangement with a private investor of which the proceeds to the Company were $500,000. Of that amount, $50,000 was reserved to pay the Company's portion of a placement fee. The total loan amount of $1,000,000 and interest amounting to $200,000 were to have been converted into FutureTrak and Celerity shares on October 25, 1999; however, the conclusion has not occured and the parties are considering renegotiating the terms of this obligation. It was anticipated at the time these financings were done that bridge financing would be available to repay these amounts, of which there can be no assurance.

         On June 23, 1999, FutureTrak entered into a two-year investment banking agreement with Sands Brothers & Co., Ltd. of New York, under which Sands Brothers would, among other things, advise the companies on capital raising activities. Thus far, no funds have been realized through Sands Brothers under this agreement. In consideration for its financial advisory services, Sands Brothers has received a fee of $50,000, paid equally by the Company and FutureTrak, and will receive an additional $50,000 from the first $500,000 bridge financing which they raise. FutureTrak ended its relationship with Sands Brothers in November, 1999. However, Celerity has continued the relationship and certain prospective financings are under discussion. There can be no assurance that any proceeds will be raised by Sands Brothers on favorable terms or at all.

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

         Since its inception on January 1993, and through September 30, 1999, the Company has an accumulated deficit of approximately $23,695,338. The Company expects to incur operating losses for an indefinite future period. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. Since January 1, 1999, the Company has received new interactive services and new CD-ROM orders from Hopkinsville Electric Service, Optelecom, and the United States Navy, respectively. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         The Company had no significant capital spending or purchase commitments at September 30, 1999, other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

         The Company has no existing lines of credit.

YEAR 2000 ISSUES

BACKGROUND

         Some computers, software, and other equipment include programming code in which the calendar year date is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or produce correct results if "00" is interpreted to mean 1900 rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "millennium bug" or "year 2000 problem."

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

INTERNAL INFRASTRUCTURE

         The Company has begun to identify the major computers, software applications, and related equipment, used in connection with its internal operations that must be modified, upgraded, or replaced, to minimize the possibility of a material disruption to its business. The Company has identified major systems which, if affected by the year 2000 problem, might adversely affect the Company's operations, and believes to have updated or modified these systems at this time.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS

         In addition to computers or related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the year 2000 problem; however, the Company does not believe that the year 2000 problem will have any significance on its office and facilities equipment.

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

CONTINGENCY PLANS

         The Company has developed contingency plans to be implemented as part of its efforts to identify and correct year 2000 problems affecting its internal systems. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium term use of back-up equipment and software, increased work hours for company personnel, or use of contract personnel, to correct, on an accelerated schedule, any year 2000 problems that arise, or to provide manual work-arounds for information systems and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse affect on the Company's financial condition and the results of operation.

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

PART II
OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 27        Financial Data Schedule

(b)      Reports on Form 8-K

         On September 14, 1999 and September 29, 1999, the Company filed a Form 8-K disclosing that the Company entered into an Amended and Restated Agreement and Plan of Merger with FutureTrak International, Inc. ("FutureTrak") and FutureTrak Merger Corp., a wholly owned subsidiary of the Company ("Merger Sub"), dated as of August 10, 1999, pursuant to which, among other things, (a) Merger Sub was merged into FutureTrak, with the result that FutureTrak became a wholly owned subsidiary of the Company, (b) each share of common stock of FutureTrak outstanding at the effective time of the merger (other than shares held in FutureTrak's treasury) was converted into one share of common stock of the Company, and (c) the name of the Company was changed to FutureTrak Systems Inc.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 1999

                             CELERITY SYSTEMS, INC.
                             (Registrant)

                             By: /S/ KENNETH D. VANMETER
                                 -----------------------
                             Kenneth D. Van Meter
                             President and Chief Executive Officer
                              and Chairman of the Board
                               (Principal Executive Officer)
                               (Principal Financial Officer)