Form 10QSB/A
period 1999-09-30
CELERITY SYSTEMS INC
filed 1999-11-24
CIK 1006459

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

The Registrant hereby amends and restates Item 1 and Exhibit 27 in their entirety.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
Condensed Statements of Operations
Unaudited



                                                   Three months ended           Nine months ended
                                                      September 30,               September 30,
                                                   ------------------           --------------------
                                                   1998          1999            1998         1999
                                                ----------    --------       ----------   ----------
Revenues                                            15,900          --          738,686       81,156

  Cost of revenues                                  17,442          --          814,406       19,647
                                                ----------    --------       ----------   ----------


  Gross margin                                      (1,542)         --          (75,720)      61,509

Operating expenses                               1,917,475     217,683        5,381,931    1,813,872
                                                ----------    --------       ----------   ----------
  Loss from operations                          (1,919,017)   (217,683)      (5,457,651)  (1,752,364)

Interest expense                                   (10,450)         --          (10,473)         477
Interest income                                      4,907     150,284           89,670     (137,625)
Other income                                            --     (28,545)              --       17,785
                                                ----------    --------       ----------   ----------
  Net loss from continuing operations            1,924,570     (95,944)      (5,378,454)  (1,871,727)

Discontinued operations (Note 1):
  Income (loss) from operations of
  discontinued CD-ROM segment                           --      69,972         (113,559)     142,572
  Loss on disposal                                   6,653          --           (8,705)          --
                                                ----------    --------       ----------   ----------
  Net loss                                      (1,917,917)    (25,972)      (5,500,718)  (1,729,155)


Basic and diluted loss per common share (Note 2):
  Loss from continuing operations                    (0.46)       0.04             (130)       (0.37)
  Discontinued operations                             0.00        0.00            (0.03)        0.01

  Loss per common share                              (0.46)       0.03            (1.33)       (0.36)



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

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                  1998           1999
                                                                  ----           ----
     Loss
         Basic and diluted:
                 Loss available to common stockholders        $(5,500,718)   $(1,729,155)

     Shares
         Basic and diluted:
                 Weighted-average common shares outstanding     4,116,711      4,828,265

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

Dated: November 24, 1999

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