Form 10QSB/A
period 1999-09-30
CELERITY SYSTEMS INC
filed 2000-02-04
CIK 1006459

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                (AMENDMENT NO. 2)

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

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, as filed on November 22, 1999, as amended on November 24, 1999, amends and restates Items 1 and 2 in their entirety.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................................9

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................20

         Signatures..............................................................................................21

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CELERITY SYSTEMS, INC.
Condensed Balance Sheets
Unaudited


                                                        December 31,      September 30,
                                                           1988               1999
                                                                            Unaudited
ASSETS

Cash and cash equivalents                               $     18,273      $        760
Accounts receivable, less allowance for doubtful
  accounts of $436,472 in 1998 and 1999                      280,315           264,361
Notes receivable                                                   0            50,000
Inventory                                                  1,206,611         1,290,787
Prepaid expenses                                              63,150            44,910
                                                        ------------      ------------
   Total current assets                                    1,568,349         1,650,818

Property and equipment, net                                1,697,367         1,150,095
Intangible assets                                                  0            19,866
                                                        ------------      ------------
   Total assets                                         $  3,265,716      $  2,820,779
                                                        ------------      ------------
                                                        ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                        $    821,814      $    706,697
Accrued wages and related taxes                              626,389           988,037
Accrued liabilities                                          172,140           455,404
Short-term notes payable                                        --             137,593
Current maturities of long-term debt and leases
  payable                                                    271,937           588,489
                                                        ------------      ------------
   Total current liabilities                               1,892,280         2,876,220

Long-term debt and capital lease obligations,
  less current maturities                                    397,955         1,143,620
                                                        ------------      ------------
   Total liabilities                                       2,290,235         4,019,840

Common stock, $.001 par value, 15,000,000
  shares authorized; 4,748,847 issued and
  4,411,483 outstanding, and 4,849,032 issued and
  4,511,668 outstanding at December 31, 1998 and
  September 30, 1999, respectively                             4,749             4,849
Additional paid-in capital                                22,626,174        22,895,209
Treasury stock, at cost                                     (227,500)         (227,500)
Accumulated deficit                                      (21,427,942)      (23,871,619)
                                                        ------------      ------------
     Total stockholders' equity                              975,481        (1,199,061)
                                                        ------------      ------------
   Total liabilities and stockholders' equity           $  3,265,716      $  2,820,779
                                                        ------------      ------------
                                                        ------------      ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
Condensed Statements of Operations
Unaudited



                                                   Three months ended           Nine months ended
                                                      September 30,               September 30,
                                                   ------------------           --------------------
                                                   1998          1999            1998         1999
                                                ----------    --------       ----------   ----------
Revenues                                            15,900          --          738,686       81,156

  Cost of revenues                                  17,442          --          814,406       19,647
                                                ----------    --------       ----------   ----------


  Gross margin                                      (1,542)         --          (75,720)      61,509

Operating expenses                               1,917,475     660,809        5,381,931    2,256,998
                                                ----------    --------       ----------   ----------
  Loss from operations                          (1,919,017)   (660,809)      (5,457,651)  (2,195,489)

Interest expense                                   (10,450)   (153,841)         (10,473)    (441,750)
Interest income                                      4,907          --           89,670          477
Other income                                            --       4,183               --       50,513
                                                ----------    --------       ----------   ----------
  Net loss from continuing operations            1,924,570    (810,467)      (5,378,454)  (2,586,249)

Discontinued operations (Note 1):
  Income (loss) from operations of
  discontinued CD-ROM segment                           --      69,972         (113,559)     142,572
  Loss on disposal                                   6,653          --           (8,705)          --
                                                ----------    --------       ----------   ----------
  Net loss                                      (1,917,917)   (740,495)      (5,500,718)  (2,443,677)


Basic and diluted loss per common share (Note 2):
  Loss from continuing operations                    (0.46)      (0.16)           (1.30)       (0.53)
  Discontinued operations                             0.00        0.01            (0.03)        0.03

  Loss per common share                              (0.46)      (0.15)           (1.33)       (0.50)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

CELERITY SYSTEM, INC.
Condensed Statement of Stockholders' Equity
Unaudited

                                            Additional
                                Common       Paid-In     Treasury  Accumulated
                                Stock        Capital       Stock     Deficit
Balances, January 1, 1999     $  4,749  $ 22,626,174   $(227,500) $(21,427,942)

Exercise of employee stock
 options                            29         2,851          --            --

Issuance of convertible
 debentures at a discount
 from fair market value             --       229,650          --            --

Conversion of convertible
 debentures to comon
 shares - Note 4                    71           (71)         --            --
Issuance of warrants to
 purchase common stock              --        36,605          --            --

Net loss (unaudited)                --            --          --    (2,443,677)
                              --------  --------------  ---------  ------------
Balances, September 30, 1999  $  4,849  $ 22,895,209   $(227,500) $(23,871,619)
                              --------  -------------- ----------  ------------
                              --------  -------------- ----------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
Condensed Statements of Cash Flows
Unaudited


                                                                        Nine months ended
                                                                          September 30,
                                                                   ---------------------------
                                                                         (unaudited)
                                                                     1998           1999

Cash flows from operating activities:
  Net loss                                                         $(5,500,718)     $(2,443,677)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                    367,463          874,630
      Loss on disposal of fixed assets                                  29,623             --
      Warranty reserve                                                 (18,414)            --
      Provision for doubtful accounts receivable                       (47,009)            --
      Provision for inventory obsolescence                                --

      Changes in current assets and liabilities:
        Accounts receivable                                            669,581           15,954
        Prepaid expenses                                                29,106           18,240
        Inventory                                                     (411,319)         (84,176)
        Costs in excess of billings on
         uncompleted contracts                                          20,963             --
        Accounts payable                                              (324,631)        (115,117)
        Accrued payroll and payroll taxes                                 --            361,648
        Accrued expenses                                               136,168         (283,264)
                                                                   -----------      -----------

           Net cash used by operating activities                   $(5,049,187)      (1,089,234)

Cash flows from investing activities:
  Purchases of property and equipment                                 (874,384)            --
  Proceeds from maturities of short-term instruments                 1,229,788             --
  Acquisition of debt financing, loan costs, and intangibles              --           (130,551)
  Issuance of short-term note receivable                                  --            (50,000)
                                                                   -----------      -----------

           Net cash provided (used) by  investing activities           355,404         (180,551)

Cash flows from financing activities:
  Principal payments on capital leases and long-term debt              (16,318)         (24,806)
  Proceeds from issuance of long-term debt                                --          1,100,000
  Proceeds from issuance of short-terms notes payables
     and warrants                                                      155,000          174,198
  Exercise of employee stock options                                                      2,881
           Net cash provided (used) by financing activities            138,682        1,252,273
                                                                   -----------      -----------

Net decrease in cash and cash equivalents                           (4,555,101)         (17,512)

Cash and cash equivalents, beginning of period                       4,592,975           18,273
                                                                   -----------      -----------

Cash and cash equivalents, end of period                           $    37,874              761
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

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                  1998           1999
                                                                  ----           ----
     Loss
         Basic and diluted:
                 Loss available to common stockholders        $(5,500,718)   $(2,443,677)

     Shares
         Basic and diluted:
                 Weighted-average common shares outstanding     4,116,711      4,842,655

3.   Discontinued Operations

     In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal which became effective in May 1998. The Company is actively seeking a buyer for the segment which had revenues of $431,000 and $172,429 for the nine months ended September 30, 1998 and 1999, respectively. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory is available for sale and the Company continues to sell the inventory as existing customers request such merchandise. Management cannot determine which assets will remain at the time of disposal. Management believes that the recorded value of furniture, equipment and inventory relating to the CD-ROM sagment will be fully recovered and no write-down for impairment is necessary.

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

         In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified General Manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998, and the Company now accounts for the CD-ROM segment as a discontinued operation. The Company continues to seek potential purchasers of this division. In order to facilitate purchase of the division, the Company has markedly reduced the proposed price for the sale of one or both of the products, WorkWare and Mediator, within the CD-ROM business unit. The Company anticipates selling one or both segments the next six months. The segment had a net income from operations of approximately $69,972 for the three months ended September 30, 1999, and $142,572 for the nine months ended September 30, 1999. The CD-ROM segment generated a net income from operations of approximately $6,653 for the three months ended September 30, 1998 and a loss on disposal of the segment of approximately $113,559 for the same period. The segment had a net loss from operations of approximately $8,705 for the nine months ended September 30,1998. There can be no assurance that the Company will realize any proceeds from the disposition of the segment. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

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

OPERATING EXPENSES.

         Operating expenses for the three months ending September 30, 1999 were approximately $660,809 as compared to approximately $1,917,475 for the same period in 1998. Operating expenses for the second quarter of 1999 were significantly lower than 1998 due to the Company's efforts to conserve cash and to minimize operating costs. The majority of operating expenses in the second quarter of 1998 were due to the Company's efforts to achieve better performance and prepare for their anticipated future growth. These expenses included operating wage expenses and associated payroll taxes and other employee benefits due to the hiring of additional personnel early in 1998. Another component of the increase in operating expense was an increase in facility rental expense during 1998, associated with the Company's move to a new facility. In 1998, the Company also incurred expenses from marketing efforts. Expenses incurred for the use of contractors, consultants, and recruiting efforts also were high in 1998 due to the Company's increased needs for quality personnel. During the same period in 1999, the Company attempted to minimize such expenses and tried to conserve available funds. The Company is currently occupying a portion of its former premises on a month to month basis at a reduced rental. Pursuant to an agreement between the Company and its landlord, the Company acknowledged breach of its lease due to its failure to pay the required rental amount. The Company intends to move to considerably less expensive space in late 1999 or early 2000. The landlord may pursue remedies against the Company in respect to this breach.

INTEREST EXPENSE AND INCOME.

         There was $153,841 interest expense in the third quarter of 1999, as compared to approximately $10,450 in the third quarter of 1998. Interest income in the third quarter of 1998 was approximately $4,907 primarily due to the interest on funds earned in the Company's initial public offering ("IPO"). The Company had no similar deposits on hand in 1999, so interest income was $0 for the same period in 1999.

NET LOSS.

         As a result of the above factors, net loss from continued operations the quarter ended September 30, 1999, was approximately ($660,809) as compared to approximately ($1,917,917) for the same period in 1998.

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

COSTS OF REVENUES.

         Costs of revenues for the nine months ended September 30, 1999 were approximately $19,647 as compared to approximately $814,406 for the same period in 1998. The Company's gross margin was approximately $61,509 for the nine months ended September 30, 1999 as compared to a negative gross margin of approximately $(75,720) for the same period ended in 1998.

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

OPERATING EXPENSES.

         Operating expenses for the nine months ended September 30, 1999 were approximately $2,256,998 as compared to $5,381,931 for the same period in 1998. As mentioned previously, operating expenses were significantly greater in all areas during 1998 due to the Company's efforts to achieve better performance and prepare for anticipated future growth.

INTEREST EXPENSE AND INCOME.

         Interest expense in the first nine months of 1998 was $10,473, as compared to approximately $441,750 in the first nine months of 1999. Interest income in the first nine months of 1998 was approximately $89,670 primarily due to the interest on funds earned in the Company's IPO. The Company had no similar deposits on hand in 1999, so interest income was only approximately $477 for same period in 1999.

NET LOSS.

         As a result of the above factors, net loss for the nine months ended September 30, 1999 was approximately $2,586,249 as compared to a net loss of approximately $5,378,454 for the same period in 1998.

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

         Since its inception on January 1993, and through September 30, 1999, the Company has an accumulated deficit of approximately $23,871,619. The Company expects to incur operating losses for an indefinite future period. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. Since January 1, 1999, the Company has received new interactive services and new CD-ROM orders from Hopkinsville Electric Service, Optelecom, and the United States Navy, respectively. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

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

Dated: February 4, 2000

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