Form 10KSB
period 1999-12-31
CELERITY SYSTEMS INC
filed 2000-03-28
CIK 1006459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

                                   (Mark one)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999
                                OR

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the transition period from ____________ to _______________

                           Commission File No. 0-23279

                             CELERITY SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                     52-2050585
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        Celerity Systems, Inc.
       122 Perimeter Park Drive
         Knoxville, Tennessee                             37922
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                    Issuer's telephone number (865) 539-5300

         Securities registered under Section 12(b) of the Exchange Act:



      Title of each Class             Name of each exchange on which registered
      -------------------             -----------------------------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     State issuer's revenues for its most recent fiscal year. $85,894

     Aggregate market value of voting stock held by non-affiliates of registrant as of March 20, 2000: $9,373,560

     Shares of Common Stock outstanding as of March 20, 2000: 7,168,915

     Transitional Small Business Disclosure Format (check one): Yes|_|; No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

     Celerity Systems, Inc. was incorporated in Tennessee in 1993 and was re-incorporated in Delaware in August 1997. The Company designs, develops, integrates, installs, operates and supports interactive video and high speed Internet services hardware and software. In the interactive video and high speed Internet services areas, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market segments. The Company has installed 15 digital video servers in five countries (China, Korea, Israel, Taiwan and Canada) on several different network types which accommodate interactive video services. The Company believes that it has demonstrated the ability to deploy and operate interactive video systems over these major network types.

Recent Developments

     As of December 31, 1999, the Company had cash on hand of approximately $383 and a negative working capital of approximately $2,748,000. The Company continued during 1999 and in 2000 to use funds from private financings and operations for working capital purposes and to pay certain outstanding obligations. The Company's cash position continues to be uncertain, but since year-end has improved due to the closing of certain private financings in the form of convertible debentures and the exercise of warrants to purchase common stock. The Company also anticipates that its equity line of credit will shortly become effective. Under the line of credit arrangements, the Company may elect to draw down up to $5,000,000 aggregate principal amount of debentures with a maximum drawdown of up to $500,000 per calendar month, through September 30, 2000, subject to the satisfaction of certain conditions, including conditions relating to the trading volume of the Company's common stock. Between these debentures and the equity line of credit, the Company expects to have the working capital required to operate for the next several months.

     The Company is continuing to seek additional sources of capital in order to repay its obligations and have working capital for an extended period of time. The Company is also continuing to seek strategic investments from one or more large or well-known companies in the interactive video services, telecommunications or high speed Internet industries. The Company believes that the involvement of such a firm or firms is material to the Company's ability to grow. There can be no assurance that the Company will be able to obtain any such required additional funds on a timely basis, or on favorable terms, or at all.

     The Company also continues to seek buyers for all (or portions) of its CD-ROM division, either the Mediator or WorkWare segments, or both. However, the Company has had no success in finding buyers for either or both of these product segments.

     In January 2000, the Company agreed to a settlement of an outstanding account receivable from Integrated Network Corporation ViaGate Technologies related to projects in China. The Company agreed to a $45,000 settlement in lieu of the $224,000 owed. At this time, there are no significant client accounts receivable due to the Company.

     The following discussion of the Company's business and, in particular, its sales and marketing plans, assumes that the Company will continue as a going concern. Depending upon the amount of proceeds, if any, received by the Company, and the timing of those proceeds, the Company's ability to continue as a going concern could be seriously affected.

     The Company during 1999 reduced its workforce to approximately five employees, due in large measure to its inability to realize sufficient cash flow from operations. The Company is in arrears in paying compensation to these employees. The Company will not be able to continue to retain such employees if it does not obtain additional funds to compensate them.

Interactive Video / High Speed Internet Segment

Industry Overview

     Linear Television and VCR Technology. Until about 30 years ago, audio-visual home entertainment choices were primarily limited to linear content (i.e., content that plays in a pre-programmed sequence and which cannot be controlled by the viewer). In the 1970's, the growing popularity of videocassette recorders (VCR's) and videocassette tapes provided new choices to home viewing audiences. VCR and videocassette technology provides viewers with the ability to view content on demand and to manage content through the use of pause, resume, fast forward, rewind, and other features. VCR use, however, entails the inconvenience of leaving home to purchase or rent video cassettes or choosing from among the often limited content available for recording on television. Many video stores have only a limited selection of titles, particularly in areas such as educational content and games, and the most sought after titles are frequently unavailable. The proliferation of cable television, satellite television, pay-per-view, and similar technologies has improved linear television choices, but these technologies do not offer the ability to select content to be viewed on demand, rather than on a scheduled basis. New technologies such as digital video disc (DVD) have improved the quality of stored content, but entail similar inconveniences and limited choices as VCR technology. New technologies such as Replay and TiVo allow digital recording from television; however, they have complicated user interfaces and a very limited range of available content.

     Telecommunications Companies and Broadband Interactive Services. In the early 1990's, telephone and cable companies and other interested parties, such as television and motion picture studios, began to experiment with the idea of providing broadband interactive services. Broadband services are those which run over a high capacity digital network such as asynchronous digital subscriber lines (DSL), high speed data lines (T1 and E1), hybrid fiber coaxial cable (HFC) lines, and fiber to the curb (FTTC) fiber optic lines, as well as wireless technologies such as satellite and multi-channel, multi-frequency distribution service (MMDS). These high capacity networks, made possible by breakthroughs in the ability to convert information from analog to digital form and by improved data compression technologies, have the ability to deliver vast quantities of data into a home, hotel, business or other facility. Broadband networks also have the capacity to provide for interactivity between the user and content providers. Industry sources anticipate that, if broadband networks become widely deployed, they will usher in a new age of information technology due to the potential quantity and robustness of content, and the speed, ease of use and interactivity of those networks.

     Following changes in the regulation of the telecommunications industry in 1992, it was anticipated that the large domestic telephone and cable companies, and their counterparts abroad, would seek to deploy broadband networks and interactive services in communities on a widespread basis. The Regional Bell Operating Companies (RBOCs), for example, successfully sought relief in the courts to be permitted to become not only network providers for such services, but content providers as well. Further regulatory changes in 1995 and 1996 reduced the potential cost of deploying broadband networks. A number of interactive video trials were run by U.S. companies, including Time Warner, Telecommunications, Inc. (TCI), GTE, Bell Atlantic Corporation and BellSouth Corporation, which demonstrated that the technology did work, although to varied degrees. International telecommunications companies, including Telecom Italia, Korea Telecom, Hong Kong Telecom, Deutsche Telekom and British Telecom, demonstrated similar results abroad. These trials were generally costly, in part because they were characterized by "trial approaches" including development and testing of prototype versions of equipment and alpha and beta versions of newly developed software, and experiments in pricing, content, menus, navigation and methodologies. Further, these trials occurred during a period of rapid technological change and improvement and evolving standards. For example, DSL equipment, which now typically costs a few hundred dollars per home, typically cost a few thousand dollars per home in 1993.

     By 1997, activity in the broadband services area had been significantly reduced, and some companies, such as Bell Atlantic and TCI, had announced reductions or delays in their deployment plans. Reasons given for such reduction or delays included a change of focus toward local and long distance competition, the high cost of deploying large broadband networks, business reorganizations, delays pending the introduction of lower cost, more functional, or industry standard technologies and reduced competitive threats from within the industry. By 1999, however, these companies were beginning to show some renewed interest, primarily due to competitive DSL providers beginning to penetrate their markets.

Narrowband Interactive Services. Beginning in the 1980's, the proliferation of home computers and the development of the Internet and Internet service providers, such as America Online, Prodigy, Compuserve, EarthLink and MindSpring, have allowed millions of people to access interactive content and services over telephone lines. Internet content is becoming increasingly rich, robust, and interesting. Industry sources estimate that United States consumers spent more than $620 million for Internet services in 1996, and project that such expenditures will grow to more than $15 billion in 2001, and that the number of Internet households will grow from an estimated 23.4 million in 1996 to 66.6 million in the year 2000. The Internet has begun to condition consumers, and younger consumers in particular, to obtaining information, experiencing content, playing games and shopping in an interactive fashion. However, telephony based services, which are generically referred to as narrowband services, have constraints on the quantity of information that can be delivered, and are currently unable to download large files, such as full length videos, at a satisfactory quality or speed. Computers tend to be relatively expensive, compared to television sets, and computers monitor and display technologies are not optimized for viewing video content. Furthermore, although most people are comfortable with television as a medium, many people, especially older consumers, lack experience with computers and may be uncomfortable with, or are averse to, computer technology.

     Different companies have employed different strategies to address the shortcomings of narrowband networks in the absence of generally available broadband networks. For example, WebTV (owned by

Microsoft) has begun offering enhanced graphics and other features over narrowband networks with a television rather than a PC interface. In order to address the need for high speed services, the cable industry has begun deploying cable modems, and the telephone industry has begun deploying DSL equipment for high speed access, so that the narrowband services can run at the highest possible speed on metallic, telephone or cable lines. For example, @Home Network is deploying as a high speed Internet Service Provider (ISP) on several cable companies' networks. The Company believes that, despite these and other initiatives, narrowband networks are unlikely to achieve the combination of technological accessibility and speed, security, and robustness of transmission characteristic of broadband systems. The public access methodology in the Internet and other narrowband networks, coupled with off -the-shelf modems, makes security, both for privacy of communications and secure commercial transactions, difficult to achieve. The hardware and software of interactive broadband systems and the architecture of such networks creates a more secure environment for such transactions. In addition, although better software, compression methods and other tools have enabled improvements in narrowband services, the physical constraints of narrowband networks are substantial compared to those of broadband networks. Many narrowband lines, especially older lines in cities (a preferred market segment) cannot run at 56 kilobits per second (kbps) the highest widely available PC modem rate. This rate does not compare to 1.5 Megabits to 25 Megabits per second rates provided by broadband networks.

     The Company's Broadband Interactive Video Services. The Company believes that the increase in linear viewing alternatives such as direct broadcast satellite (DBS) have increased consumer demand for more content choices and that the development of the Internet has increased consumer interest in interactive content generally. The Company believes that the inherent limitations of narrowband networks, as compared with broadband networks, create a market opportunity for a broadband technology, such as the Company's, that offers superior speed and robustness, combined with a "user friendly" television-based technology. See "User Experience". In addition, the lack of major deployments by the RBOCs and other major U.S. telecommunications companies in the broadband market has, the Company believes, kept many large consumer electronics companies from actively pursuing plans to supply hardware and software for broadband networks, thus enhancing the niche market opportunities for the Company. Even if major domestic telecommunications were to currently undertake such initiatives, it would take a substantial number of years and a massive capital commitment to deploy large-scale broadband networks. The Company also believes that advances in servers, set top boxes, and network equipment enable operators of small scale broadband networks to now offer interactive video services to their subscribers at attractive prices. See "Potential Markets B Marketing Strategy."

Basic Interactive Services Configuration

     An interactive video services networks system typically includes the following components: (i) network equipment, including high speed lines and switches, for transmission of content; (ii) digital set top boxes, which receive the content and transmit subscriber requests; (iii) digital video servers, which store the content and control its transmission over the network; (iv) content and (v) software which runs user applications and business support applications such as subscriber billing. See "Products."

     Network Equipment

     High Speed Lines (DSL, T1/E1, HFC, FTTC, satellite, MMDS) connect the network service provider's central office or head end to subscribers homes, hospital beds, dormitory rooms or hotel rooms. High-speed networks switching equipment connects subscribers to content furnished by video information providers (VIPs), either locally or internationally. There are a large number of providers of this network equipment, including CF Alcatel, BroadBand Technologies, Inc., Ericsson, ViaGate Technologies, Lucent Technologies, Scientific Atlanta, Inc. and Siemens Communications.

     Digital Set Top Boxes

     In each subscribers locations, one or more digital set top boxes and remote control devices are associated with each television set and/or personal computer that receives interactive video programming. Digital set top boxes feature high-speed processors, RAM memory, high and low speed output ports and other computer components.

     Digital Video Servers

     The digital video server is a high-speed computer to which a subscriber is connected via the network. The basic functions of a digital video server are to cost effectively (i) store and rapidly retrieve and transmit large amounts of content, (ii) provide a large number of input/output ports so that subscribers can access the system quickly and easily retrieve information, (iii) function with an operating software system to manage user applications, and (iv) provide business support systems capability to accumulate and provide data for services such as billing, customer service and content management.

     Content Preparation Equipment

     In order to store content in a digital server, send it over a broadband network, and interpret the content through a digital set top box, the content must be encoded (or converted from analog to digital format) and compressed. Compression standards, primarily Motion Picture Experts Group One and Two (MPEG1 and MPEG2), have been adopted for the preparation and storage of this content.

     Applications and Business Support Software.

     Operators of interactive video systems require two kinds of software in addition to the operating system software for servers and set top boxes. Interactive applications software is designed to offer services, such as shopping, travel, banking, education, medicine, video-on-demand, karaoke and digital music. Business support systems (BSS) software includes applications such as customer service, billing, telemarketing, content management, content provider management, workforce management and similar functions. Applications in BSS software are available from a number of companies, including Arrowsmith, EDS, IMAKE, Informix and Strategic Group and the Company anticipates that the availability of application software, in particular, will increase as broadband networks proliferate.

Products

     The Company's products for the interactive video services market consist of products that the Company develops and manufactures and products manufactured by others that the Company resells and integrates into its systems.

     Products Manufactured By The Company

     Digital Set Top Boxes. The Company has developed a new digital set top box, the T 6000. The T 6000 is designed to work with many transmission networks and supports multiple outputs of video, sound and data. The Company believes that the T 6000's open architecture and array of functionality and connectivity make it one of the more advanced of such products in the industry today. Features include a Pentium or Pentium clone processor, extensive memory, a wide array of network inputs and system outputs, 2D and 3D graphics and an attractive consumer design. The set top box also incorporates hardware and software that can be utilized for home energy management, home security monitoring and healthcare monitoring.

Digital Video Servers. The Company manufactures two different video servers: (i) an asynchronous transfer mode (ATM) based server, the CTL 9000, designed to be used for FTTC, DSL and HFC networks, which is currently deployed in Taiwan and China; and (ii) a scaled down ATM server, the CTL 7000, used for trials, focus groups and similar applications, which is currently deployed in Canada. The Company also intends, subject to funding, to develop a next generation version of its ATM based digital video server, the CTL 9500, which will have most of the same functionality as the CTL 9000, but with substantially better cost, size, reliability and environmental tolerance. These ATM based servers include improvements in cost per stream, capacity and operating speed over previous models and are designed to simplify connections to current networks and provide valuable new features, including variable bit rate, data stream grooming, data flow improvement and higher bandwidth. The servers are all scalable, enabling them to be used in small to large-scale deployments. For large-scale deployments, the servers can be deployed in nodes which can include one or more servers. The Company has decided not to develop and produce the CTL 8500 digital video server, a planned analog baseband output device, since analog baseband servers have experienced sharply decreasing demand at this time.

     The Company has developed its own digital server operating system; know as Multimedia Interactive eXchange (MIX). MIX is a compact, full featured comprehensive proprietary operating system and interfaces with standard software and manages all aspects of the digital server's operations. MIX easily interfaces with industry standard billing systems and other business support systems. As a customer inducement, the Company, unlike many of its competitors, includes the server license for MIX at no additional charge with each digital video server sold. In addition, the Company's servers work effectively with other modern application software, such as HTML and Java.

     The Company's digital servers are highly standards compliant and have been proven to be interoperable with the network and switching equipment of several major companies, including Alcatel, Nortel and Cisco. The Company has also successfully integrated its digital video servers with digital set top boxes made by other companies including Samsung, Tatung, Hyundai and Acorn.

     Products Manufactured and Developed by Others

     Certain products manufactured and developed by others may be provided by the Company to its customers pursuant to strategic alliances. See" Strategic Alliances."

     Network Equipment. The Company has strategic arrangements some in the form of written agreements and some informal, with Nortel, Cisco and ViaGate Technologies to include their network equipment as part of overall bids for end-to-end interactive video systems and be included in end-to-end bids by these companies. Nortel, for example, has done a number of bids which include Celerity products. The Company intends to enter into similar arrangements with other network equipment companies. The Company also has an arrangement with Marconi (formerly Fore Systems Inc.), a leading manufacturing of ATM switches, which has enabled the Company to utilize Marconi technology and to incorporate Marconi switches within the companies ATM based servers, such as those deployed in China and Taiwan.

     Although the Company manufactures digital video servers, the Company is seeking to enter into arrangements with other digital video server manufacturers, such that they will offer the Company's T 6000 digital as part of end-to-end systems. The Company has tested its digital set top boxes with two other major digital video servers for such purposes.

     Other Equipment. Interactive video services systems also utilize components such as digital encoders, digital production studio equipment, digital production software and other equipment. The Company has entered into certain arrangements with respect to resale by the Company of digital encoders and is seeking to enter into additional arrangements with sellers of this kind of equipment, with a view toward to enabling the Company to offer a complete end-to-end system to potential customers on a fully integrated basis.

     Other Software. The Company provides a basic video-on-demand application, which it calls the "Celebrity" user interface and some sample applications, such as shopping, as part of its server software. However, most system operators will require a suite of applications upon installation of this type of system, with the potential of adding additional applications in the future. The Company has entered into certain arrangements to provide interactive video applications software and is seeking to enter into additional arrangements to provide interactive video application software and business support systems software to the Company's customers. The Company has also entered into an agreement with Battelle Laboratories in which Battelle is providing home energy management software which operates on the T6000 digital set top box at no cost to the Company. Upon the sale of such software, the revenues are shared between the parties.

Services

     Celerity intends to act as an overall systems integrator for interactive video projects, which may entail integrating the end-to-end system in Celerity's facility prior to shipment, on-site integration, or both. The scope of work required for integration will vary widely, depending upon project size and other variables. Celerity also offers a number of additional services, including customer training, documentation, maintenance and support.

Content

     The Company currently does not have arrangements with content owners to incorporate content including movies, television shows, education materials or the like into content packages for its customers. However, the Company intends, subject to funding, to enter into arrangements with content integrators and content owners so as to be able to offer content as part of end-to-end solutions.

User Experience

     Current subscribers to interactive video services enjoy a broad scope of new content and applications. Content available "on demand" is stored on a digital video server and may be viewed by any subscriber at any time chosen by the subscriber by the use of a navigation/menu system.

     The Company anticipates that applications will become more robust numerous and exciting in the future as new content, applications and enhanced technical capabilities become available. For example, travel reservations and information could be a possible application for interactive video services. A subscriber equipped with an ordinary television set or PC, a digital set-top box and a hand-held remote control or wireless keyboard could select a travel Company, which would be a video information provider (VIP) on the system, from an on-screen menu. A typical application might show major geographic areas, such as Asia, Europe,

United States and the Caribbean. A subscriber choosing Europe, for example, would be provided with a further choice among European countries. By choosing a country, e.g., Spain, a subscriber could be presented a choice among video, graphic and data content relating to that country, such as general interest videos and information relating to packaged tours, airline options and hotels. Similar applications are currently available on narrowband services, such as the Internet; however, broadband applications such as the Company's products can accommodate lengthy high quality videos and robust graphics, including three-dimensional graphics, which cannot currently be as efficiently downloaded or viewed via a narrowband network. The Company also believes that the significantly greater security, both for transactions and communications, available through broadband networks will be more attractive to consumers. The Company believes that broadband networks could, in the future, also include applications with an electronic data interchange (EDI) back end, which would allow the subscriber to ascertain the availability and confirm reservations for different products and services such as hotel or car rental or airline tickets on a near-real-time basis, including potentially two-way video conversations with agents.

     Customers will typically be billed a monthly fee for accessed to the interactive services, a rental fee for the set top box and additional fees for the content and applications access although it is anticipated that certain VIPs will provide applications without a separate charge as means of increasing sales of products or services.

Potential Markets

     The markets for interactive video systems may be categorized as public or private networks. Public networks, such as those of telephone companies, cable companies, energy companies or Internet service providers (ISPs), are potentially available to all consumers with a given geographical market. Private networks are those offered in a more limited area, such as a hotel, hospital, apartment building, business complex or college campus. The Company's products have also been sold internationally, in both public and private networks.

     Marketing Strategy

     The Company's marketing strategy is to seek customers in each of the potential emerging markets, to encourage the leading companies and organizations to adopt this technology and to position itself as a leading provider of interactive video services within niche markets. The Company believes that it is important to achieve market penetration at an early stage in the development of particular niche markets in order to compete successfully in those markets. The Company is marketing itself based on its demonstrated ability to install digital video systems on each of the major network types and its potential to provide end-to-end interactive video solutions. See "Deployment" and "Strategic Alliances." In addition, the scalability of the Company's servers provides flexibility in deploying interactive video services systems in varying in size from systems designed to serve 25 simultaneous users to those capable of serving many thousands of users in a variety of markets on a cost effective basis. The Company believes that this scalability would be an attractive feature to potential customers. The Company also believes that its T 6000 digital set top box, with its wide range of capabilities to interconnect with many different networks and many different peripheral and display devices, will allow it to compete favorably in several different markets, either with the Company's own digital video server or with others. The Company believes that its diversified marketing approach provides the Company with flexibility in targeting emerging markets, enabling it to recognize market opportunities and adapt to perceive changes in marketing priorities. However, the Company, due to its limited resources, has determined to focus on those markets where there is greater interest at this time, while looking for targets of opportunity in its other niche market segments. The markets which appear most favorable at this time are telephone companies, energy companies, hospitality, hospitals and multi-housing. The Company has limited sales and marketing experience and there can be no assurance that it will be successful in implementing its marketing plans. See "Risk Factors B Limited Sales; Limited Marketing and Sales Experience."

     Public Networks

     Potential market opportunities for the Company in public networks are electric companies, telephone companies, cable companies and Internet service providers in the North America.

     Electric Companies. Domestic electric companies are now being deregulated and are subject to in intense competitive pressures and the need to find new sources of revenue. Many electric companies have installed or are continuing to install fiber optic lines in communities for remote meter reading and equipment monitoring purposes. These lines could be used to provide a full menu of video services. Electric companies are not currently regulated in the same manner as cable and telephone companies, typically have long standing relationships with subscribers and often have pole and buried cable rights of way which could give them a competitive advantage over potential entrants into the interactive video services market. Electric companies may also see the provision of additional services as a means to protecting key customers, such as hospitals, from incursion by other energy companies outside their operating territory, that can now sell to these customers under the operating principles of the North American Power Grid System. A number of electric companies in the United States and Canada have expressed an interest in such deployments and one energy company, Hopkinsville Electric Service, in Hopkinsville, Kentucky, has ordered a system from the Company.

     Telephone Companies. There are more than 1300 independent domestic telephone companies and ten major telephone companies within North America. Major independent telephone companies include Sprint Corp, Buena Vista Tel. and Cincinnati Bell Incorporated. In addition, there has arisen an entire new class of telephone companies called Competitive Local Exchange Carriers (CLECs) including such successful and growing companies as RCN. As telephone companies upgrade their backbone networks to fiber optics and begin to deploy high-speed services to homes, they are ideal candidates to install the Company's systems. Local telephone companies, including long distance carriers that are installing local telephone networks, have installed or planning to install modern fiber optic networks and may be seeking new revenue opportunities to offset the cost of such installations. The Company believes that independent telephone companies and CLECs may have more flexible management styles than large telecommunications companies and may be quicker to commit to strategic decisions, such as providing interactive video systems to their customers. The Company currently has a server and set top box under trial with one major U.S. telephone Company.

     Foreign Telephone Companies. Up until this time, all of the Company's deployments have been for telephone companies outside the United States. Foreign companies have been more active in deploying interactive video services than domestic U.S. companies. The Company believes that, in part, this is because in many countries the telephone Company is owned or supported directly by the government, which may see the addition of such services, especially public interest services such as education and health oriented services, as being beneficial to its citizens. Because of the lack of name recognition and because the Company has lacked its own direct sales force, the Company has been limited to responding to customer bids and has made only limited sales in this market, which is large and rapidly growing. Potential markets are emerging in Europe, Latin America, Canada and Africa, in addition to existing and merging markets in Asia. However, the Company has found that such projects are difficult and expensive to perform, and therefore is not actively marketing its services abroad. However, should the Company find profitable, well-funded projects outside the U.S. where the Company has a reliable strategic partner in that geographic area, the Company would entertain doing such international projects. See "Deployments."

     Cable Companies. The large domestic cable companies are currently not active in the interactive video services market and do not appear to have a strong level of interest. Private cable companies and companies wishing to supplant the local cable company, such as DirecTV, have an interest in deploying interactive video services, particularly in markets such as the multi-housing industry.

     Internet Service Providers. There has been a recent move on the part of major Internet service providers including America On-Line (AOL), Blue Star Communications and others to install high speed digital networks, either fiber, DSL, or some combination thereof, in major city markets throughout the U.S. for the purpose of high-speed Internet access. These new ISPs are very interested in providing a large profitable array of services to their customers to help justify the cost of these installations and the cost, on the subscriber's part, of the monthly service.

     Private Networks

     Many hospitals, apartment/condominium complexes, hotels, resorts, colleges and universities and businesses have installed or are considering installing private networks utilizing ATM, DSL, HFC, FTTC, or wireless technologies. Private networks are limited in geographic size and scope, but could potentially offer a wide range of interactive video and data services to their customers, generally on a for-profit basis. Private network have the significant advantage of relatively rapid and low cost deployment, as it compared to large-scale public networks and they are well suited to the Company's scale of the technology solutions.

     Digital Hospitals. Many domestic and foreign hospitals are already wired with state-of-the-art, high-speed digital networks (such as ATM or Ethernet) which would be suitable for interactive video services systems, although it is currently unclear who would fund these systems. The Company is aware of several projects in which health care providers such as pharmaceutical companies have expressed a willingness to underwrite some or all of the cost of content shown on these systems in return for strategic positioning in advertising. The Company's digital server, set top box and operating system technology could potentially accommodate an architecture designed to allow patients to view advertisements targeted to their condition, which could be attractive to advertisers. Another potential source of funding is energy companies which value hospitals as high- demand consumers of electric power. A few power companies have expressed preliminary interest in the idea of installing the Company's interactive video system in a mid-sized or large hospital as part of a multi-year power contract. Another potential source of funding is the hospitals themselves. Interactive systems may be password- and ID-protected, so that the user is individually identified within the system. The Company believes the system could be designed to show patients targeted videos containing medical information or instructions which they would then electronically "sign" prior to being allowed to view entertainment services. Such as system could be attractive to hospitals as a means of patient education and to ensure that patients (or staff) have read and understand instructions and other information, such as liability warnings.

     Multiple Dwelling Units (MDUs). Many large apartment complexes, condominiums, gated communities and similar groups of homes, termed Multiple Dwelling Units or MDUs are now installing modern DSL, ATM, fiber optic, Ethernet or other network systems during construction or as an upgrade in order to attract or retain tenants or as a source of revenue. The Company believes that certain types of MDUs, such as retirement communities, represent particularly attractive potential markets, since these networks might offer shopping, education, interactive health and entertainment services to senior citizens or to consumers who have limited mobility. In 1999, the Company entered into an agreement to merge with Futuretrak International, Inc, a Company which had contracts to install services in multiple dwelling units. The merger was ended by mutual agreement in December 1999, because the companies were not able to find financing to wire and equip the buildings. The Company is continuing to look for investors to pay for the equipping of such buildings and upon obtaining such investment, intends to move forward in the MDU market.

     Digital Hospitality. Some hotels, motels and resorts are already considering upgrading to a full digital interactive services solution. The Company anticipates that certain upscale hospitality properties, in particular, will install digital systems during construction or thereafter upgrade to digital systems. These digital systems have the potential to offer on-demand video programming, games, gaming, shopping, health, education and other services, in addition to high quality pay-per-view programming. The Company recently received a small order from MInt, a system integrator which intends to install and operate systems in hotels in the United States.

     Colleges and Universities. Many colleges have begun installing modern high-speed networks, usually fiber optic, ATM or Ethernet, on their campuses. Interactive video services provide an opportunity to add entertainment, educational and information services to these networks both as a source of revenue to help defray the cost of network installation and for educational purposes. For example, popular courses could be stored on a server for viewing by large audiences on a fully interactive basis, with the potential for interactive test-taking and homework submission. Such a system could also aid ill or physically handicapped students, those who work part time, absentees and those who live a significant distance from the college or university.

     Corporate. The Company believes its products and services are well suited for point of sale (POS) applications in which a server and multiple set top boxes would be deployed in a large retail environment to provide customers with detailed information on products and services, including pricing, specials, training and the like.

     The Company believes that the broadband digital networks represent a logical extension of Intranets. Business applications, such as training, data management, communications and public relations, could potentially be accommodated on broadband digital networks. The availability of such networks in a corporate campus could also be employed to attract companies to a particular business complex.

Sales and Marketing

     During 1999, the Company had one full time salesperson for a portion of the year and during the remainder of the year all sales and marketing was done by the Company President and CEO. The Company has constructed, in its facility in Knoxville, Tennessee, an attractive demonstration facility and participates in trade shows such as the National Association of Broadcasters (NAB), the National Cable Telecommunications Association (NCTA), Supercomm and the Western Cable Show. The Company utilizes sales and product literature and information to communicate with potential customers. In March 2000, the Company hired a Sales Manager for North America and anticipates that this will assist in increasing Company sales activities. The Company also maintains a Website on the Internet which produces a significant number of sales leads each month.

     The Company has entered into arrangements, both formal and informal, with a wide array of companies with the aim of developing third party sales and distribution of its products. These parties include the following: Nortel; Minerva (encoders); Battelle Laboratories (energy management software); Marconi (ATM switches); Innovacom (encoders) and ViaGate Technologies (network equipment). The Company has in the past utilized several agents, including Bescom, Inc. and TeleMedia International, Inc, in Korea, Hanshine International Ltd., in China and Tadiran Telecommunications, Ltd., in Israel. The Company is currently emphasizing North American markets. In this market, the Company is actively pursuing third party distribution opportunities in the energy, telephone, hospitality, multiple dwelling unit and medical markets.

Deployments

     The Company has installed fifteen interactive digital video servers in five countries, consisting of seven servers in Korea, two in Israel, one in Taiwan, four in China and one in Canada. The Company has deployed these servers on five different network technologies including (i) FTTC (China), (ii) HFC (Taiwan),
(iii) high speed data lines, (E1) (Israel), (iv) twisted pair networks using DSL (Korea) and (v) ATM (Canada). The Company believes it is the only Company to have implemented interactive video systems on all major network types.

     The Company has also received a purchase order from Hopkinsville Electric Service (HES) in Hopkinsville, Kentucky, for one thousand set top boxes and one CTL 9000 digital video server. This system is expected to be installed in the third or fourth quarter of year 2000, pending the completion of the Hopkinsville Electric Services' digital network equipment.

Strategic Alliances

     The Company believes that entering into strategic alliances may give it certain competitive advantages, including the ability to (i) reach a larger and more diverse group of networks on which to deploy the Company's products and services; (ii) provide a broader range of products and services; (iii) provide a series of new and upgraded products and services, such as encoders and applications software which could be attractive to customers seeking to improve, upgrade, or extend their systems over an intended period of time; (iv) offer end-to-end solutions; (v) access resources and information for utilization in research for product development and design; (vi) test new Company designs for compatibility with emerging network technologies developed by others in order to facilitate cooperative arrangements; and (vii) pursue cooperative efforts at trade shows and other marketing efforts. See "Deployments."

     The Company is actively seeking additional strategic alliances, which are being managed by the President and CEO. The Company is seeking additional alliances with (i) network systems providers for technical interconnection and joint marketing; (ii) hardware manufacturers of real-time encoders, multiplexers, digital set top boxes, digital video servers and related equipment; (iii) content acquisition and management companies; (iv) hospitality and hospital system vendors and distributors; (v) interactive applications software developers; and (vi) business support systems software developers. In addition, in order to demonstrate the strength of the relationship and to insure more comprehensive cooperation, the Company is seeking larger and better-known strategic partners make an investment in the Company.

     The Company has commenced discussions as to certain of these relationships, while others are part of the Company's strategic plan, but all are not yet in progress. No assurance can be given that the Company will be successful in entering into such strategic alliances on acceptable terms or, if any such strategic alliances are entered into, that the Company will realize the anticipated benefits from such strategic alliances. See "Risk Factors-Need For Strategic Alliances".

     The Company has entered into strategic alliances with the following companies:

     Nortel (formerly Northern Telecom) markets the Company's servers and set-top boxes to telephone companies and other applications throughout North America.

     The Company also has strategic alliances with Innovacom, Inc. ("Innovacom") and Minerva Systems, Inc. ("Minerva"), leading manufacturers of digital MPEG encoders and Communications Engineering, Inc. ("CEI"), a leading provider of digital production studios, although, to date, no sales have been made pursuant to these arrangements. The Company's agreements with Minerva and Innovacom provide for joint marketing, joint referrals and other joint marketing activities. The Company's distribution agreement with CEI allows the Company to bid CEI's systems as part of Company projects.

     The Company has entered into an agreement with Battelle Laboratories in which Battelle is providing home energy management software which operates on the T 6000 digital set top box at no cost to the Company. Upon the sale of such software, the revenues are shared between the parties. There is also provision in the agreement for joint marketing activities.

     Marconi (formerly Fore Systems, Inc.) is a leading manufacturer of ATM switches. The Company's agreement with Marconi provides for marketing and technical cooperation.

     ViaGate Technologies performs joint marketing with the Company related to ViaGate's network switching equipment.

     The Company has strategic arrangements with such companies to be included in end-to-end bids by those companies. Nortel, for example has done a number of bids which Include Celerity products.

Competition

     The interactive video services market is highly competitive and characterized by changing technology and evolving industry standards. In this area, the Company's competitors include a number of companies, many of which are significantly larger than the Company and which have greater financial resources or which have entered into strategic alliances with such companies. Such competition includes numerous companies including (i) developers of narrowband solutions (for applications like the Internet); (ii) manufacturers of very large servers (e.g., massively parallel processors, such as those developed by nCube, Sequent Computer Systems, Inc., Hewlett Packard Company, AT&T Corporation and
IBM), which are generally employed for very large deployments such as whole cities, but which may not be scalable for smaller market opportunities; (iii) direct competitors to the Company that target the same niche markets as the Company; (iv) manufacturers of set top boxes such as Pace, General Instrument, Panasonic, Samsung, Scientific Atlanta, Stellar One and Zenith; and (v) manufacturers of content preparation equipment such as DiviCom, FutureTel, Vela, Panasonic, Silicon Graphics and Sony. Direct competitors include SeaChange Systems, Inc., Concurrent Computer Corporation and DIVA. Competitive factors in the interactive video services market include completeness of features, product scalability and functionality, network compatibility, product quality, reliability and price, marketing and sales resources and customer service and support. The Company competes on the basis of its demonstrated ability to install digital video systems on each of the major types of networks accommodating interactive video services and its ability to offer economically viable solutions based on the scalability of its systems. See "Risk Factors--Competition" and "--Product Obsolescence; Technological Change."

Intellectual Property

     The Company does not have any patents on its products, but has filed provisional patent application on a number of its more recent inventions, primarily those related to the T 6000 digital set top box. The Company regards the products that it owns as proprietary and relies primarily on a combination of trade secret laws, non-disclosure agreements, other technical copy protection methods (embedded coding) and copyright (where applicable) to protect its rights in and to its products. It is the Company's policy that all employees and third party developers sign nondisclosure agreements. However, this may not afford the Company sufficient protection for its know-how on its proprietary products. Other parties may develop similar know-how and products, duplicate the Company's know-how and products, or develop patents that would materially and adversely affect the Company's business, financial condition and results of operations. Although the Company believes that its products and services do not infringe the right of third parties and although the Company has not received notice of any infringement claims, third parties may assert infringement claims against the Company and such claims may result in the Company being required to enter into royalty arrangements, pay damages, or defend litigation, any of which could materially adversely affect the Company's business, financial condition and results of operations. See "Risk Factors - - Lack of Patent and Copyright Protection."

Manufacturing and Materials

     In 1999, the Company had a manufacturing agreement with Taylor-White Manufacturing in Greeneville, Tennessee, to manufacture its T 6000 digital set top boxes. The Company had no new T 6000 units built in 1999, but determined, for a number of reasons, that it would be better served to have its manufacturing moved elsewhere. In December 1999, the Company entered into a manufacturing agreement with Global PMX Company, Limited, under which all T 6000 digital set top box manufacturing now being done in Global PMX plants in Taiwan and China. This is a non-exclusive agreement, but it is the Company's intention that the majority of these set top boxes be manufactured by Global at this time. The Company has been transitioning the manufacture of set top boxes from Tennessee to Taiwan and T 6000 manufacturing is expected to begin commercially in Taiwan during the second quarter of 2000.

     The Company still assembles its own digital servers in Knoxville, Tennessee. As part of assembling these digital video servers, the Company orders the component parts from a number of outside suppliers. The Company purchases certain raw materials, components and sub-assemblies included in the Company's server products from a limited group of suppliers and does not maintain long-term supply contracts with its suppliers. The Company relies on four principal sole source suppliers, Microware, Pacific Micro Devices, CMD Technologies and Solaris, for integral parts of the Company's digital servers. The disruption or termination of the Company's sources or supply for its interactive video segment could have a material adverse effect on the Company's business and results of operations. While the Company is aware of alternative suppliers for most of these products and the Company is actively investigating some alternate sources, both directly and with Global PMX, there can be no assurance that any supplier can be replaced in a timely manner. See "Risk Factors - - Dependence on Suppliers; Manufacturing Risks."

Quality Control, Service and Warranties

     The Company's products must successfully pass tests at each important stage of the manufacturing process. The Company offers maintenance and support programs for its products that provide maintenance, telephone support, enhancements and upgrades.

     The Company generally warrants its interactive video servers to be free from defects in material and workmanship for one year from the completion of the final acceptance test. At the end of the warranty period, the Company offers maintenance and support programs. In some cases, customers may require a longer or more extensive warranty as part of the competitive bid process. See "Risk Factors - - Product Liability and Availability of Insurance."

     The Company generally warrants its digital set top boxes on a similar basis, but for a period which is the later of 90 days from shipment or 60 days from installation.

CD-ROM Segment

     The Company has also developed and marketed CD-ROM software products for business applications. In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues and the Company's need to focus its efforts and resources on the interactive video segment. The Company reduced its personnel in the CD-ROM segment to zero full time employees, with the sales, manufacture and support of existing CD-ROM customers, including the U.S. Navy, under the management of the Vice President of Engineering and Operations. The Company is not actively marketing its CD-ROM products, nor is it developing any new CD-ROM products, product upgrades or features. The Company is continuing to maintain existing customer relationships by providing technical support and filling sales orders. The Company intends to sell or wind down its CD-ROM business. There can be no assurance that the Company will realize any proceeds from the disposition of such business. See Note 4 of the "Notes to Financial Statements."

     The Company's CD-ROM division has two major product groups. Mediator provides access to CD-ROM towers and changers for Novell, UNIX and Windows NT clients. CD WorkWare is a group of electronic document storage and imaging tools which provide information management, indexing and search capabilities. This product allows mainframe or minicomputers to print, scan, or tape transfer output onto a Novell network where documents are placed in an on-line CD-ROM library that can be accessed by any network user.

     The Company warrants its CD-ROM products for 30 days after purchase, with a replacement or repair option on such CD-ROM products. The Company also provides its CD-ROM customers with access to a telephone help desk for one year after purchase.

Employees

     As of March 20, 2000, the Company had 6 full time employees, 4 of whom were employed full time in the engineering and product development area, one of whom fulfilled the marketing and sales function and one of whom fulfilled management or administrative roles. The Company's employees are not represented by a union or governed by a collective bargaining agreement. See "Risk Factors - - Necessity of Attracting and Retaining Employees."

Research and Development Costs

     Research and development costs amounted to $912,045 and $90,498 and for the years ended December 31, 1998 and 1999, respectively.

RISK FACTORS

     AN INVESTMENT IN THE SECURITIES OFFERED HEREBY INVOLVES A HIGH DEGREE OF RISK. THE RISK FACTORS CONTAINED HEREIN SHOULD BE CONSIDERED CAREFULLY BY POTENTIAL INVESTORS IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS BEFORE PURCHASING THE SECURITIES OFFERED HEREBY.

     CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements included or incorporated by reference into this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements made in press releases and oral statements made by our officers, directors or employees acting on our behalf. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of losses and need for additional financing, market demand for our products, the ability to recruit additional personnel and other factors referenced in this Form 10-KSB and in the company's filings with the Securities and Exchange Commission. In addition to statements which explicitly describe such risks and uncertainties, you are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates" or "intends," to be uncertain and forward-looking.

     NEED FOR ADDITIONAL FINANCING

          As of December 31, 1999 we had cash and cash equivalents of approximately $383 and a negative working capital of approximately $2,748,000. The Company's cash position since year-end has improved due to the closing of certain private financings in the form of convertible debentures and the exercise of warrants to purchase common stock. However, the Company is dependent upon the receipt of additional financings in order to continue as a viable entity.

          In the third quarter of 1999, effective September 30, 1999, we entered into a $5,000,000 Line of Credit Agreement with GMF Holdings and the May Davis Group. Pursuant to the Line of Credit Agreement we may issue and sell to GMF Holdings up to $5,000,000 principal amount of 4% Convertible Debentures during a period beginning on the effective date of a registration statement covering our common stock underlying the Convertible Debentures and ending September 30, 2000. Also in the fourth quarter of 1999 we sold $110,000 aggregate principal amount of 4% Convertible Debentures and $204,980 aggregate principal amount of 8% Convertible Debentures in a private offering. In the first quarter of 2000 we sold $610,000 aggregate principal amount of 8% Convertible Debentures in a private offering and warrants of $75,000 were converted.

          The net proceeds from such financings have been and are intended to be applied to our outstanding obligations and working capital.

          We will not be able to continue operations without additional financing. The receipt of any additional net proceeds will be applied to our working capital needs and outstanding obligations. We cannot assure you that such additional financing will be available when needed on acceptable terms, or at all.

     HISTORY OF LOSSES AND ACCUMULATED DEFICIT

          We had net losses of $6,955,800 for fiscal 1998 and $5,408,100 for fiscal 1999. We had an accumulated deficit of approximately $21,428,000 at December 31, 1998 and $26,836,100 at December 31, 1999. We cannot assure you that we will continue as a going concern or ever operate profitably. We may experience fluctuations in future operating results as a result of a number of factors, including delays in digital video product enhancements and new product introductions. We cannot assure you that we will be able to develop commercially successful products or that we will recognize significant revenues from such products.

     ABILITY TO CONTINUE AS A GOING CONCERN

          The report of our independent accountants with respect to our December 31, 1999 financial statements contains an explanatory paragraph regarding the uncertainty resulting from our recurring losses, cash flow and working capital problems. We have also significantly scaled back our operations as a result of these factors. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to operate our business on a full-scale basis. There can be no assurance that we will ever receive the funds necessary for us to continue as a going concern or to operate our business on a full-scale basis.

     LIMITED SALES; LIMITED MARKETING AND SALES EXPERIENCE

          We have limited resources and limited experience in marketing and selling our products. Our sales efforts are currently being supervised by our President. We cannot assure you that we will be able to establish and maintain adequate marketing and sales opportunities or make arrangements with others to perform such activities.

          We have not received any material new orders, other than an order in September 1998 for $96,000 and an order in January 1999 for $1,253,000 ($13,000 of which has been recognized through 1999) for interactive video projects since June 1997. We have discontinued our CD-ROM segment of operations, although we have continued to receive small orders in 1999.

          Achieving market penetration will require significant efforts to create awareness of and demand for, our products. Accordingly, our ability to expand our customer base will depend upon our marketing efforts, including our ability to establish an effective internal sales organization or strategic marketing arrangements with others. Our failure to successfully develop marketing and sales opportunities will have a material adverse effect on our business. Further, we cannot assure you that such development will lead to sales of our current or proposed products.

     NECESSITY OF ATTRACTING AND RETAINING EMPLOYEES

          Upon consummation of our initial pubic offering in November 1997, we intended, subject to the availability of funds, to hire approximately 50 employees (in addition to our more than 60 then current employees) for engineering, product development and operations; sales and marketing; and management and administrative staff. Due, in large measure, to our inability to realize sufficient cash flow from operations, we have been unable to implement our hiring plans. Due in large measure to our inability to realize sufficient cash flow from operations, our workforce has been reduced to approximately five employees, which includes the departure of the Vice President of Sales and Marketing in October 1998, the Controller in January 1999, the

Vice President of Business Development in June 1999 and the Vice President of Engineering in September 1999.

          In 1998, we hired approximately 30 additional staff, but based on the lack of new sales in the interactive video area and our heavy requirement for cash related to the development and initial manufacture of the T 6000 digital set top box, we were required to do a layoff of a small number of employees and a larger number left us voluntarily, especially during the final six months of 1998, resulting in a reduction of approximately 45 staff from its peak number in July 1998.

          We are in arrears in paying compensation to our employees and will not be able to continue to retain them if we do not obtain additional funds to pay them.

     DEPENDENCE ON KEY PERSONNEL

          Our success depends to a significant extent on the performance and continued service of senior management, particularly Kenneth D. Van Meter and Dennis Smith. In addition, senior officers (with the exception of Mr. West, who is on an extended leave of absence) joined us in 1997 and 1998 and do not have long-standing relationship with us. Our failure to retain the services of key personnel or to attract additional qualified employees could adversely affect us.

          We have entered into employment agreements with Messrs. Van Meter and West. Mr. Van Meter's employment agreement expired on January 20, 2000. Mr. West's employment agreement expires May 1, 2000 and has been amended to provide for a voluntary leave of absence continuing through the end of the term of his employment agreement. Mr. Smith's employment may be terminated by him or by us at any time.

     DELISTING FROM THE NASDAQ SMALLCAP MARKET; TRADING ON THE OTC BULLETIN BOARD; PENNY STOCK

          On October 25, 1999 we were notified by Nasdaq that our common stock was delisted from trading on the Nasdaq SmallCap Market effective October 21, 1999. The delisting followed a Nasdaq panel's determination that we did not meet the $1.00 per share bid price and $2,000,000 net tangible assets requirements for maintenance on the Nasdaq SmallCap Market. The panel also cited the explanatory paragraph in our auditor's report on our December 30, 1998 financial statements regarding substantial doubt about our ability to continue as a going concern going and determined that the our proposed merger with FutureTrak International, Inc., (which has since been terminated) constituted a reverse merger, requiring us to comply with more stringent initial listing requirements. The panel was of the opinion that we failed to present a definitive plan for continued listing on the Nasdaq SmallCap Market within a reasonable period and to sustain compliance with those requirements over the long term.

          As a result of the delisting, there may be a limited release of the market prices of our common stock and limited news coverage of the Company. The delisting may also restrict investors' interest in our securities and materially adversely affect the trading market and prices for such securities and our ability to issue additional securities or to secure additional financing.

          In addition low price stocks are subject to the additional risks of federal and state regulatory requirements and the potential loss of effective trading markets. In particular, as long as the trading price of our common stock is less than $5.00 per share, which it currently is, the common stock is subject to Rule

15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/ dealers satisfy special sales practice requirements. These requirements include making individualized written suitability determinations and receiving purchasers' written consent, prior to any transaction.

          If our securities are deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades of our securities. Such disclosure includes the delivery of a disclosure schedule explaining the nature and risks of the penny stock market.

          The foregoing requirements could severely limit the liquidity of our securities and materially adversely affect our ability to issue additional securities or to secure additional financing.

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

     EFFECT OF PREVIOUSLY ISSUED OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES

          As of December 31, 1999, options to purchase an aggregate of 24,500 shares of common stock are outstanding under our 1995 stock option plan. These options are all exercisable at $0.688 per share. In addition, options to purchase an aggregate of 207,920 shares of common stock are outstanding under our 1997 stock option plan. These options are exercisable at prices ranging from $0.688 to $2.938 per share, although a majority of such options are exercisable at $0.688 per share. We also have additional outstanding options and warrants to purchase approximately 1,700,000 shares of common stock. The exercise price of certain warrants may be lower since the holders of such warrants have certain anti-dilution rights, although the Company has not made any adjustments.

          The foregoing is in addition to shares which are issuable upon conversion of certain convertible debentures. Based on the market price of the common stock on March 20, 2000, 1,181,833 shares would have been issuable upon conversion of the convertible debentures outstanding as of such date, of which some are currently convertible at a 25% discount to the market price of the common stock and the remainder of which are currently convertible at the debenture holders option of either a 35% discount to the highest bid price for the common stock for five trading days preceding conversion or at fixed price of $0.75 per share or $0.50 per share. Subsequent to such date, the Company has issued approximately $600,000 face amount of convertible debentures.
Such debentures are currently convertible at the debenture holders option of either a 25% discount to the to the highest bid price for the common stock for five trading days preceding conversion or at fixed price of $1.50 per share.

          Additional shares are issuable for interest and liquidated damages due on the Convertible Debentures and as a result of the triggering of anti-dilution provisions of other instruments and agreements.

          The outstanding options, warrants and convertible debentures may hinder future financings, since the holders of such securities may be expected to exercise them at a time when we will otherwise be able to obtain equity capital on more favorable terms. The existence or exercise of the outstanding options, warrants and convertible debentures and subsequent sale of the common stock issuable upon such exercise could adversely affect the market price of our securities.

     OBLIGATIONS IN CONNECTION WITH THE ISSUANCE OF CONVERTIBLE DEBENTURES

          We are obligated to register the underlying common stock issuable upon conversion of our convertible debentures under various registration rights agreements. We did not timely fulfill our registration obligations in respect to some of the convertible debentures. We will be required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission.

          In addition, we agreed to obtain (within 90 days following the issuance of the convertible debentures) stockholder approval, for the possible issuance upon conversion of the convertible debentures of shares of common stock representing in excess of 19.99% of the outstanding shares of common stock on the date that certain convertible debentures were issued. We will not timely obtain such approval with respect to some of the convertible debentures. Although such stockholder approval requirement is no longer required since the Nasdaq SmallCap Market adjustment rules are no longer applicable to the Company we may be required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of our failure to timely obtain stockholder approval.

     CONTROL BY MANAGEMENT

          Our officers and directors beneficially own approximately 13.8% of the common stock. As a result of such ownership, management may have the ability to control both the election of the directors and the outcome of issues submitted to a vote of stockholders.

     LIMITATIONS ON LIABILITY OF OFFICERS AND DIRECTORS

          Our Certificate of Incorporation includes provisions to eliminate, to the extent permitted by law, the personal liability of directors for monetary damages arising from a breach of their fiduciary duties as directors. Our Certificate of Incorporation also includes provisions to the effect that (subject to certain exceptions) we shall indemnify and upon request shall advance expenses to any director in connection with any action related to such a breach of their fiduciary duties as directors to the extent permitted by law. In addition, our Certificate of Incorporation requires that we indemnify any director, officer, employee or agent of the Company for acts which such person conducted in good faith.

          As a result of such provisions, stockholders may be unable to recover damages against the directors and officers for actions taken by them which constitute negligence, gross negligence, or a violation of their fiduciary duties. This may reduce the likelihood of stockholders instituting derivative litigation against directors and officers. This may also discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and stockholders.

     RISKS APPLICABLE TO FOREIGN SALES

          For the years ended December 31, 1997 and 1998, substantially all of our interactive video revenues were derived from projects in foreign countries from foreign sales. However, nearly all of our current proposals are for projects in North America. In 1999 none of our revenues were from foreign sales.

          It may be difficult to enforce agreements against foreign-based customers. We may also face difficulties in collecting payments from foreign customers. Other risks applicable to foreign sales include the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, unavailability of suitable export financing, tariff regulations, quotas, shipping delays, foreign taxes, export restrictions, licensing requirements, changes in duty rates and other United States and foreign regulations. In addition, we may experience additional difficulties in providing prompt and cost effective service for our products in foreign countries. Finally, we believe that potential sales opportunities have been adversely affected by the current Asian general economic downturn. We do not carry insurance against any of these risks.

     SUBSTANTIAL UP-FRONT EXPENSES; LIQUIDATED DAMAGES PROVISIONS AND OTHER PROJECT RISKS

          A significant portion of our revenues have been and are expected to continue to be, derived from substantial long-term projects which require significant up-front expense to the Company. There can be no assurance that revenues will be realized until the projects are completed or certain significant milestones are met. For example, suppliers and developers for long-term interactive video projects, such as the Korean, Israeli, Taiwanese and Chinese projects in which we participated, are required to reach certain milestones prior to the Company's receipt of significant payments. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver interactive video products on a timely basis could result in a substantial loss to the Company.

          We have had difficulty in meeting delivery schedules, which has resulted in customer dissatisfaction. In addition, difficulty in completing a project could have a material adverse effect on our reputation, business and results of operations. In many instances, we are dependent on the efforts of third parties to adequately complete our portion of a project and, even if our digital video servers perform as required, a project may still fail due to other components of the project supplied by third parties.

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

          We reserved approximately $673,000 for the year ended December 31, 1996 for potential losses on uncompleted contracts. We completed our deliveries on the contracts in the first quarter of 1998, exhausting the reserves established in 1996 and incurring additional costs of approximately $190,000. We cannot assure you that these type of risks will not continue to negatively affect our margins and profitability.

     COMPETITION

          The interactive video industry is highly competitive. Many of the companies with which we currently compete or may compete in the future have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to customers, than ours. In addition, certain of such competitors have entered into strategic alliances which may provide them with certain competitive advantages. We can not assure you that we will be able to compete successfully with existing or future competitors.

     UNCERTAIN MARKET ACCEPTANCE

          We are engaged in the design and development of interactive video products. As with any new technology, there is a substantial risk that the marketplace may not accept the technology utilized in our products. Market acceptance of our products will depend, in large part, upon our ability to demonstrate the performance advantages and cost-effectiveness of their products over competing products and the general acceptance of interactive video services. In particular, the Company believes that widespread deployment of interactive video systems will depend on a number of factors, including:

          - decreases in the cost per subscriber;

          - the "user-friendliness" of such systems, particularly set top boxes and remote controls which are relatively easy to understand and use; and

          - improvements in the quantity and quality of interactive services available.

          Although recent developments have reduced the cost per subscriber and we anticipate that such costs will continue to decrease as interactive video systems are more widely deployed, the current cost per subscriber may make the system too expensive for a number of potential network operators. We cannot assure you that they will be able to market their technology successfully or that any of their current or future products will be accepted in the marketplace.

     NEED FOR STRATEGIC ALLIANCES

          We believe that there are certain potential advantages to entering into one or more strategic alliances with major interactive network or product providers. Although we have entered into certain of such alliances, we are actively seeking to enter into more of such alliances. Certain of our competitors and potential strategic allies may have entered into or may enter into agreements which may preclude such potential allies from entering into alliances with us. We cannot assure you that we will be successful in entering into any such strategic alliances on acceptable terms or, if any such strategic alliance is entered into, that they will realize the anticipated benefits from such strategic alliance.

     DEPENDENCE ON SUPPLIERS; MANUFACTURING RISKS

          We rely primarily on outside suppliers and subcontractors for substantially all of our parts, components and manufacturing supplies. Certain materials are currently available only from one supplier or a limited number of suppliers. We do not maintain long-term supply contracts with our suppliers. The disruption or termination of our supply or subcontractor arrangements could have a material adverse effect on our and results of operations. Our reliance on third parties involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost, the potential lack of adequate capacity and potential misappropriations of our Company's intellectual property. In addition, vendor delays or quality problems could also result in lengthy production delays.

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

     RELIANCE ON KEY CUSTOMERS

          Our interactive video services revenues to date have been derived almost exclusively from five telecommunications customers, none of whom have placed a new order with us since June 1997. The lack of new projects and major customers has had and may continue to have, a material adverse effect on the Company.

     LACK OF PATENT AND COPYRIGHT PROTECTION

          Although we have filed a provisional patent application with respect to certain technology, we hold no patents and have not generally filed patent applications. Our methods of protecting our proprietary knowledge may not afford adequate protection. We cannot assure you that any patents applied for will be issued, or, if issued, that such patents would provide them with meaningful protection from competition.

          In Asia and third world countries, in which we do business and have had license agreements, the unauthorized use of technology, whether protected legally or not, is widespread. It is possible that our technology will be subject to theft and infringement. Furthermore, in accordance with our current business plan, it will be necessary for us to make our intellectual property available to vendors, customers and other companies in the industry, making it even more difficult to protect our technology.

     RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT

          Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to the Company. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on the Company.

     NO ASSURANCE OF TECHNOLOGICAL SUCCESS

          Our ability to commercialize their products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share we will continually be required to make advances in technology. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on the Company. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products.

          We believe there are certain technological obstacles to be overcome in order to develop future products. These obstacles include the lack of an electronic data interchange server interface (used for real-time exchange of data between servers) and enhancements in the ability to access and utilize information stored on remote servers. In certain cases, we will be dependent upon technological advances which must be made by third parties. We cannot assure you that they or such third parties will not encounter technological obstacles which either delay or prevent us from completing the development of our future products. Such obstacles could have a material adverse effect on the Company.

     PRODUCT OBSOLESCENCE; TECHNOLOGICAL CHANGE

          The industries in which we operate is characterized by unpredictable and rapid technological changes and evolving industry standards. We will be substantially dependent on our ability to identify emerging markets and develop products that satisfy such markets. We cannot assure you that we will be able to accurately identify emerging markets or that any products we have or will develop will not be rendered obsolete as a result of technological developments.

          We believe that competition in our business may intensify as technological advances in the field are made and become more widely known. Many companies with substantially greater resources than ours are engaged in the development of products similar to those proposed to be sold by the Company.

Commercial availability of such products could render our products obsolete, which would have a material adverse effect on the Company.

          From time to time, we may announce new products or technologies that have the potential to replace our existing products offerings. We cannot assure you that the announcement or expectation of new product offerings by us or others will not cause customers to defer purchases of existing Company products, which could materially adversely affect the Company.

     EFFECT OF INDUSTRY STANDARDS AND COMPATIBILITY WITH EQUIPMENT AND SOFTWARE

          The interactive video industry is currently characterized by emerging technological standards. Widespread commercial deployment of our products will depend on determinations by the industry as to whether such products will be compatible with the infrastructure equipment and software which comprise those standards. Failure to comply substantially with industry standards in a timely manner, either as they exist at a given time or as they may evolve in the future, could have a material adverse effect on the Company. In some cases, to be compatible with industry standards, we may need to obtain the cooperation of its suppliers, partners and competitors, which we cannot assure.

     ERRORS AND OMISSIONS; SOFTWARE AND HARDWARE BUGS

          Certain of our products consist of internally developed software and hardware component sets, purchased software from third parties and purchased hardware components. Additionally, we outsource substantially all of the manufacturing of our products, including the installation and configuration of certain hardware and software components. There is a substantial risk that these components will have or could develop certain errors, omissions or bugs that may render our products unfit for the purposes for which they were intended. While there are no such known errors, omissions or bugs, we cannot assure you that such errors, omissions or bugs do not currently exist or will not develop in our current or future products. Any such error, omission or bug found in our products could lead to delays in shipments, recalls of previously shipped products, damage to the Company's reputation and other related problems which would have a material adverse effect on the Company.

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

          We rely upon and contemplate that they will continue to rely upon, our corporate partners or interactive video system sponsors to comply with applicable regulatory requirements. We cannot assure you that such regulations will not materially adversely affect us by jeopardizing the projects in which we are participating, by imposing burdensome regulations on the users of the products, by imposing sanctions that directly affect us, or otherwise. Changes in the regulatory environment relating to the industries in which we compete could have an adverse effect on the Company. We cannot predict the effect that future regulation or regulatory changes may have on our business.

     PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

          The manufacture and sale of our products entail the risk of product liability claims. In addition, many of the telephone, cable and other large companies with which we do or may do business may require financial assurances of product reliability. At the present time we do not maintain product liability insurance.

     VARIABILITY OF QUARTERLY OPERATING RESULTS

          Variations in our revenues and operating results occur from time to time as a result of a number of factors, such as the number of interactive video projects in which we are engaged, the completion of work or achievement of milestones on long-term projects and the timing and progress of our product development efforts. The timing and realization of revenues is difficult to forecast, in part, because our sales and product development cycles for interactive video products can be relatively long and may depend on factors such as the size and scope of our projects.

          We have not received material new orders, other than an order in September 1998 for $96,000 and an order in January 1999 for $1,253,000 ($13,200 of which has been recognized through the third quarter of 1999) for interactive video projects since June 1997, although we received orders for CD-ROM products during 1999. Furthermore, as a result of a variety of other factors, including the introduction of new products and services by competitors and pricing pressures and economic conditions in various geographic areas where our customers and potential customers do business, our sales and operating results may vary substantially from year to year and from quarter to quarter.

          The variation in sales and operating results may be expected to increase as a result of the scaling back of our CD-ROM operations. In addition, the timing of revenue recognition for revenue received from long term projects under our accounting policies may also contribute to significant variations in our operating results from quarter to quarter.

     LACK OF DIVIDENDS

          We have never paid any dividends on our common stock. We anticipate that, for the foreseeable future, any earnings that may be generated from operations will be used to support internal growth and that dividends will not be paid to stockholders.

     ANTI-TAKEOVER EFFECTS ASSOCIATED WITH THE ISSUANCE OF "BLANK CHECK" PREFERRED STOCK AND DELAWARE LAW.

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

     NON-CASH CHARGES

          As a result of our issuance of convertible debentures and warrants, in the first and fourth quarters of fiscal 1999, we were required to reflect the difference between the aggregate conversion price of all of the convertible debentures and the current fair market value (on the date of issuance of the convertible debentures) of the shares underlying the convertible debentures as a discount on the convertible debentures and as additional paid in capital. This discount of $375,935 is being amortized as a non-cash interest expense over a 90-day period (the period between the date of issuance of the convertible debentures and the date the convertible debentures first become exercisable).

     GENERAL ECONOMIC CONDITIONS

          The industry in which we compete relies in part upon consumer confidence and the availability of discretionary income. Both of these can be adversely affected during a general economic downturn. In addition, potential customers may not be willing or able to commit funds to interactive video projects during such a downturn.

     POSSIBLE VOLATILITY OF STOCK PRICES

          The market prices of equity securities of computer technology and software companies have experienced extreme price volatility in recent years for reasons not necessarily related to the individual performance of specific companies. Accordingly, the market price of the common stock may be highly volatile. The market price of the common stock may be significantly affected or may fluctuate substantially due to factors such as the following:

          -- announcements by the Company or its competitors concerning products, patents, technology and governmental regulatory actions;

          -- other events affecting computer technology and software companies generally; and

          -- general market and economic conditions.


     ITEM 2.  DESCRIPTION OF PROPERTY

          In December 1999, Celerity entered into a lease for a facility with approximately 7,420 square feet of combined office and warehouse space at 122 Perimeter Park Drive, Knoxville, Tennessee. The term of the lease is from January 15, 2000 to January 14, 2003, with an option to renew for two additional three-year periods. Monthly lease payments will average approximately $5,000 per month plus utilities and certain other maintenance expenses.

     ITEM 3. LEGAL PROCEEDINGS.

          There is no pending litigation against Celerity, other than a claim for approximately $6,000 and claims of Celerity's prior landlord. The Company entered into a written lease agreement with its prior landlord dated November 25, 1997, which was amended on April 1, 1998. The lease was terminated by the landlord as a result of the Company's breach, effective January 29, 1999. Pursuant to an agreement between the Company and the landlord, the Company acknowledged breach of the lease due to its failure to pay the required rental amount. The agreement provided that any time after February 20, 1999, the landlord could cause its counsel to (a) file a detainer warrant or complaint and
(b) submit the answers and agreed judgments executed by the Company if the parties did not enter into a written agreement regarding the portion of the previously leased premises which the Company occupied. The Company is in negotiations with the landlord to settle its outstanding obligations. No assurance can be given as to the successful conclusion of these negotiations. In addition, certain creditors have threatened litigation if not paid. Celerity is seeking to make arrangements with creditors. There can be no assurance that any claims, if made, will not have an adverse effect on Celerity. See "Description of Business."

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Market Information.

          The Common Stock ceased trading on the Nasdaq SmallCap Market on October 21, 1999. The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "CLRT".

          The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              High     Low
                                             ------   ------
           Fiscal year 1998
                1st Quarter................  $4.375   $1.375
                2nd Quarter................  $3.875   $1.312
                3rd Quarter................  $2.500   $0.938
                4th Quarter................  $2.688   $0.656

           Fiscal year 1999
                1st Quarter................  $1.625   $0.750
                2nd Quarter................  $1.125   $0.406
                3rd Quarter................  $1.500   $0.375
                4th Quarter................  $0.719   $0.125

          As of March 20, 2000 there were approximately 101 holders of record of the Common Stock.

          The Company has not paid dividends on the Common Stock since inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to retain earnings, if any, for the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other factors the Board of Directors deems relevant.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The Following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Annual Report that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth under "Description or Business-Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statement labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

     Overview

          Prior to 1998, the Company's major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, the Company has focused its sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

          The Company has continued to focus most of its development and production efforts during the twelve months ended December 31, 1998 and, although on a much more limited basis, through 1999 on the T 6000, while also seeking new projects for the Company's digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. The Company has produced its initial trial run of the T 6000 set top boxes, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee (Taylor-White"). The Company sold 13 of these trial run boxes to Northern Telecom ("Nortel") in September 1998 for use in their demonstration facility in Ottawa, Canada. In addition, Nortel purchased a CTL 7000 digital video server. In December, 1999, the Company entered into a manufacturing agreement with Global PMX Company, Limited, under which all T 6000 digital set top box manufacturing is now being done in Global PMX plants in Taiwan and China.

          Management has also focused on attempting to obtain the necessary capital to maintain the Company's operations. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has narrowed its sales efforts to those which, the Company believes, have the best chance of closing in the near term. With the departure of the Company's Vice President of Sales and Marketing in October 1998, through 1999, the Company's sales efforts were supervised by its President. In March 2000, the Company hired a Sales Manager for North America. The Company continues to encounter a longer and more complex sales cycle and to realize fewer sales than previously anticipated. The Company has not received any material new orders since June 1997 (other than an order in September 1998 for $96,000 and an order in January 1999 for $1,253,000 of which $13,000 has been recognized through 1999). Although the T 6000 is in production, the Company continues to add and improve functionality and may be required to do so for certain deployments. However, management believes that the Company is now better positioned to become an important participant in many of its key market segments. There can be no assurance that this will be the case. Because of the Company's long-term sales cycle, period-to-period comparisons set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

          In connection with the Company efforts to arrange financing, including possible strategic investments, the Company, on April 27, 1999, entered into a Letter of Intent to merge with FutureTrak International, Inc., a technology firm based in Pompano Beach, Florida, which specializes in the multi-dwelling unit marketplace. On August 10, 1999, the companies announced the execution of a definitive merger agreement which contemplated the merger of FutureTrak into a wholly-owned subsidiary of the Company. However, on December 7, 1999, the companies terminated the merger agreement. The Company originally determined to merge with FutureTrak primarily because FutureTrak planned to focus on the business of providing satellite television and other services to multi housing unit projects and Celerity believed that its technology was well suited for such projects. The merger was terminated primarily because efforts to obtain necessary funding for the planned activities of the merged companies had not proven successful.

          In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998, and the Company now accounts for the CD-ROM segment as a discontinued operation. The Company is actively seeking a buyer for the segment which had a net loss from operations of approximately $114,000 for the twelve months ended December 31, 1998 and a loss (gain) on disposal of the segment of approximately $22,000 and $(27,000) for the same periods in 1998 and 1999, respectively. There can be no assurance that the Company will realize any proceeds from the disposition of the segment. Due to the discontinued status of the segment, the remainder of management's discussion of the Company's financial results does not include the CD-ROM segment.

          The Company has indefinitely postponed any continued research and development efforts related to the CTL 8500 digital baseband server, aimed at the analog hospitality and cable market, and the CTL 10000, aimed at larger system deployments. Future research and development efforts are being delayed indefinitely. The Company has continued limited development on its CTL 7000 and CTL 9000 digital video servers and software to add functionality and reduce costs.

          The Company has one interactive video customer that represented 56% or the Company's revenues in 1998 and approximately 50% in 1999. Export sales represented 56% and 35% of revenues for 1998 and 1999, respectively. Sales to Chinese companies represented 56% of total revenues in 1998.

     Results of Operations

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

          Revenues. The Company had revenues of $85,894 for the year ended December 31, 1999, as compared to $814,159 for the same period in 1998. Primary reasons for this difference were the constrained marketing activities due to the Company's cash situation and lack of interactive video sales as a result. Sales of interactive video services in 1998 were to Beijing Telecom Authority (BTA) in China and to Nortel in Canada.

          Costs of Revenues. Costs of revenues were $366,495 in 1999 as compared to $879,280 in 1998. The Company had a gross loss of $280,601 in 1999 as compared to $65,121 for the same period in 1998. Costs of revenues in 1999 were primarily due to the write down of $354,523 of obsolete inventory to net realizable value. The remainder of costs in 1999 were greatly reduced from 1998 due to the Company having virtually no revenue in the second, third and fourth quarters of 1999. The majority of the costs of revenue for the twelve months ended December 31, 1998 was due to the completion of the Company's BTA project and the recognition of the related costs on the project of approximately $594,000, which had been capitalized over the life of the project. The remainder of costs for 1998 were related to the Company's efforts to complete projects for which revenue had previously been recognized.

          Operating Expenses. Operating expenses for the twelve months ended December 31, 1999 were $4,667,719, as compared to $6,810,757 for the same period in 1998. The decrease is due to the significant reduction in personnel costs. The Company during 1999 reduced its workforce to approximately five employees, due in large measure to its inability to realize sufficient cash flow from operations.

          Interest Expense and Income. Primarily due to the Company's issuance of private placements in October and November of 1998 and during the first and fourth quarters of 1999, interest expense for 1999 was $537,865, as compared to $35,056 in 1998. Of the total for 1999, $285,235 was a non-cash expense incurred as a result of the amortization through a charge to interest expense of the beneficial debt conversion features of the 1999 placements. Interest income was $686 in 1999 versus $90,219 in 1998. This decrease is a result of the reduced cash resources available during the latter part of 1998 and throughout 1999.

          Loss from continuing operations. As a result of the above factors, loss from continuing operations for the twelve months ended December 31, 1999 was $5,434,986 as compared to $6,820,715 for the same period in 1998.

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

          Operating Expenses. Operating expenses for the twelve months ended December 31, 1998 were $6,810,754, as compared to $3,158,909 for the same period in 1997. As mentioned previously, operating expenses were significantly greater in all areas during 1998 due to the Company's efforts to achieve better performance and prepare for anticipated future growth. The majority of the increase consisted of an increase in operating wages expenses and associated payroll taxes and other employee benefits due to the hiring of additional personnel early in 1998. Another component of the increase in operating expenses was an increase in facility rental expense during 1998 as compared to the same period in 1997 with the Company's move to a new facility. The Company also began developing more sophisticated marketing materials and incurred expenses for other marketing efforts in 1998. Expenses incurred for the use of contractors, consultants, and recruiting efforts also increased in the 1998 period due to the Company's increased need for quality personnel.

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

          Loss from continuing operations. As a result of the above factors, net loss from continuing operations before extraordinary item for the twelve months ended December 31, 1998 was $6,820,715 as compared to $6,543,802 for the same period in 1997.

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

          The Company had cash balances on hand as of December 1999 of approximately $380. The Company's cash position continues to be uncertain. In efforts to control cash outflow, the Company's officers have elected to defer portions of their salaries since August of 1998 and until such time as the financial position of the Company will allow those deferrals to be repaid. The Company's President has not taken any salary since the July 1998 pay period and the Company is in arrears in paying compensation to its employees. The Company has lost employees either voluntarily or involuntarily since the second half of 1998 due to its financial position and has significantly scaled back its operations.

          The Company raised $600,000 between January 1999 and March 1999 and $314,980 between October 1999 and December 1999 in private placements of interest bearing convertible debentures. In addition to the private placements of convertible debentures issued in 1999, in September 1999 the Company entered into an equity line of credit that it anticipates will shortly become effective. Under the line of credit arrangements, the Company may elect to draw down up to $5,000,000 aggregate principal amount of debentures with a maximum drawdown of up to $500,000 per calendar month, through September 30, 2000, subject to the satisfaction of certain conditions, including conditions relating to the trading volume of the Company's common stock.

          In the first quarter of 2000, the Company received gross proceeds from a private placement of convertible debt totaling $610,000 and $75,000 from the exercise of 1999 common stock warrants. The Company is looking at several other options in terms of improving its cash situation. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has granted a security interest in its property to its landlord and has granted a security interest in its personal property to one of its legal counsel. Such security interests may hinder the Company's efforts to obtain financing. The Company also continues to seek buyers for the CD-ROM division, either the Mediator of WorkWare segments, or both. There can be no assurance that the Company will be able to obtain any such required additional funds from any source on a timely basis, on favorable terms, or at all. The lack of sales or a significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern or to resume a full-scale level of operations.

          Since its inception in January, 1993 and through December 31, 1999, the Company has an accumulated deficit of $26,836,098. The Company expects to incur operating losses for the indefinite future as it continues to solidify its technology and achieve some sales success. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. Since January 1, 1999, the Company has received new interactive service orders from Hopkinsville Electric Service, and Optelecom. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

          As of December 31, 1999 the Company had a negative net working capital of approximately $2,748,000. The Company had no significant capital spending or purchase commitments at December 31, 1999 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

          The Company has no existing bank lines of credit.

Impact of Year 2000

          The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of the Company's computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Through January 2000, the Company has not experienced significant or material malfunctions in its information technology
(IT) systems as the result of Year 2000. The Company believes it could experience minor malfunctions of its IT systems and Non-IT business systems not previously detected but that these minor malfunctions will not have a material impact on the Company's results of operations or financial condition. As discussed below, the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties. Through January 2000, the Company's key vendors and customers have not reported any significant Year 2000 compliance problems and the Company's financial results have not been negatively impacted by Year 2000 failures of third parties. However, because the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as calendar year 2000 progresses. Based upon its efforts to date, the Company believes that all mission critical hardware and software has been vendor verified and tested as Year 2000 compliant. The Company does not expect the activities of the Year 2000 readiness program to have a material adverse effect on the ongoing business operations of the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

          The executive officers and directors of the Company are as follows:

            NAME              AGE                   POSITION
            ----              ---                   --------

Kenneth D. Van Meter          53        President, Chief Executive Officer and
                                        Chairman of the Board
Dennis K. Smith               49        Vice-President of Engineering
                                        and Operations
Glenn West                    37        Director
Fenton Scruggs(1)             63        Director
Donald Greenhouse(1)(2)       64        Director
Stephen Portch(1)(2)          49        Director
Mark Braunstein(2)            51        Director

-----------
(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

          KENNETH D. VAN METER. Mr Van Meter has been the President and Chief Executive Officer of the Company since January 20, 1997. He was elected Chairman of the Board on March 25, 1997. From May 1995 to January 1997, Mr. Van Meter served as Sr. Vice President, Operations, for Tele-TV Systems, a limited partnership owned by Bell Atlantic Corporation ("Bell Atlantic"), NYNEX, and Pacific Telesis, which was engaged in providing systems, software, and services for its three parents in the interactive digital services industry. From June 1994 to May 1995, Mr. Van Meter was President of Bell Atlantic Video Services Interactive Multimedia Platforms, a wholly-owned subsidiary of Bell Atlantic. From April 1993 to June 1994, Mr. Van Meter was Vice President of Bell Atlantic Video Services. Prior to joining Bell Atlantic, from 1991 to 1993, Mr. Van Meter was Vice President and General Manager for Thomas Cook Limited, a travel services company. From 1989 to 1991, Mr. Van Meter was Group Vice President for two divisions of National Data Corporation ("NDC"). From 1984 to 1989, Mr. Van Meter was Director and General Manager of two businesses for Sprint Corp., United Business Communications (shared tenant services), and the Meeting Channel (2-way digital video teleconferencing). Mr. Van Meter holds an MBA with highest honors in management and marketing from the University of Georgia, and a B.S. with high honors in Chemistry from West Virginia University.

          GLENN WEST. Mr. West, a founder of the Company, has served as Executive Vice-President, Director of Technology and a member of the Board of Directors since the Company's inception in 1993. Prior to founding the Company, from 1987 to 1993, Mr. West served as Senior Systems Engineer for Data Research and Applications, a software company. Mr. West is on a voluntary leave of absence from employment with the Company, but is providing consulting services to the Company through the end of the term of his employment agreement. See "Item 10. Executive Compensation--Employment Agreements."

          DENNIS K. SMITH. Mr. Smith joined the Company and shortly thereafter was elected Vice President of Operations in October 1997. He was also elected Vice President of Engineering in September 1999. Prior to joining the Company, Mr. Smith was a Director of the Transmission Products Division of DSC Communications Corporation, where he worked from 1995 to 1997. Mr. Smith was the owner of DKS Systems, a consulting firm, from 1989 to 1995. Mr. Smith holds an M.S. and B.S. in Electrical Engineering from the University of Texas at Austin and has done post-graduate work in Computer Science at Southern Methodist University in Dallas, Texas.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1999, all Section 16 filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that a Form 5 has not yet been filed by Dennis Smith.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 1999, 1998 and 1997 paid to Kenneth D. Van Meter, the Company's Chairman of the Board, President, and Chief Executive Officer and Dennis Smith, the Company's Vice President of Engineering and Operations (Messrs. Van Meter and Smith, are together the "Named Executive Officers"). No other executive officer received compensation exceeding $100,000 during the fiscal year ended December 31, 1999.


                                   SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                 COMPENSATION AWARDS
                                                                -----------------------
                                   ANNUAL COMPENSATION          RESTRICTED   SECURITIES          ALL
                                ---------------------------        STOCK     UNDERLYING         OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY       BONUS       AWARD(S)     OPTIONS       COMPENSATION
---------------------------     ----     ------       -----     -----------  ----------      ------------
Kenneth D. Van Meter            1999    $170,100(1)       -           -             -             -
  Chairman of the Board,        1998    $170,100(2)       -           -       413,200(6)          -
  Chief Executive Officer,      1997    $154,731     71,810(5)        -       413,200             -
  and President

Dennis K. Smith                 1999    $131,250(3)       -           -         7,500             -
  Vice President of             1998    $125,000(4)       -           -        36,500(6)          -
  Engineering and               1997           -          -           -             -             -
  Operations

----------
(1)  Includes $155,925 voluntarily deferred in 1999.

(2)  Includes $70,875 voluntarily deferred in 1998.

(3)  Includes $73,149 voluntarily deferred in 1999.

(4)  Includes $14,583 voluntarily deferred in 1998.

(5) Includes $17,864 paid in the first quarter of 1998, $26,973 which was due to be paid on January 20, 1999, but has not been paid, and $26,973 which was due to be paid on January 20, 2000, but has not been paid.

(6)  Options repriced on December 1, 1998.

     The following table sets forth certain information concerning options granted to the Named Executive Officers during the fiscal year ended December 31, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
                                       -----------------
                   Number of    Percentage of
                   Securities   Total Options
                   Underlying     Granted to        Exercise or
                    Options     Individuals in       Base Price    Expiration
Name                Granted       Fiscal Year        per Share        Date
----              -----------   --------------      -----------    ----------

Dennis K. Smith      7,500          100%               $0.656        9/13/09


     The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 1999 by the Named Executive Officers.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES


                       NUMBER OF                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                         SHARES                    UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS AT
                      ACQUIRED ON    VALUE        AT DECEMBER 31, 1999        DECEMBER 31, 1999(1)
NAME                   EXERCISE     REALIZED    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                   --------     --------    -------------------------   -------------------------
Kenneth D. Van Meter      --           --          413,200        -0-           -0-          -0-

Dennis K. Smith           --           --           20,167     23,833           -0-          -0-


-----------
(1) Amount reflects the market value of the underlying shares of Common Stock at the closing price reported on the Nasdaq SmallCap Market on December 31, 1999 ($0.609 per share), less the exercise price of each option.

DIRECTOR COMPENSATION

    Beginning in 1998, the Company's policy is for each outside director to receive nonqualified stock options for 20,000 shares in addition to $2,500 per quarter. Directors did not receive compensation in fiscal 1999. This compensation is accruing and the Company intends to pay it to the directors in the future.

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

    At December 31, 1999, options to purchase 24,500 shares of Common Stock were outstanding under the 1995 Plan at an exercise price of $0.688 per share. Of such optionees, Dennis Smith, an officer of the Company, had options to purchase 12,500 shares of Common Stock (4,167 of which have been exercised). At December 31, 1999, options to purchase 207,920 shares of Common Stock were outstanding under the 1997 Plan at exercise prices ranging from $0.688 to $2.938 per share, although a majority of such options are exercisable at $0.688 per share. Options granted to directors of the Company under the 1997 Plan consist of: (i) options granted to Mark Braunstein, Donald Greenhouse and Fenton Scruggs to each purchase 20,000 shares of Common Stock, respectively, at an exercise price of $2.125 per share; (ii) options granted to Stephen Portch to purchase 20,000 shares of Common Stock at an exercise price of $2.625 per share; (iii) options granted to Mark Braunstein and Fenton Scruggs to each purchase 851 shares of Common Stock, respectively, at an exercise price of $2.938 per share; (iv) options granted to Stephen Portch and Donald Greenhouse to each purchase 1,333 shares of Common Stock, respectively, at an exercise price of $1.875; and (v) options granted to Stephen Portch and Donald Greenhouse, Mark Braunstein and Fenton Scruggs to each purchase 1,538 shares of Common Stock, respectively, at an exercise price of
1.625 per share. Dennis Smith, an officer of the Company, has options to purchase 8,000 shares of Common Stock at an exercise price of $0.688 per share and options to purchase 7,500 shares of Common Stock at an exercise price of $0.656.

OPTIONS GRANTED OUTSIDE THE PLANS

    In addition to the options which have been granted under the Plans, the Company has previously granted options outside of the Plans. At December 31, 1999, options to purchase 483,200 shares of Common Stock were outstanding, including: (i) options granted to Donald Greenhouse, a director of the Company to purchase (x) 14,000 shares of Common Stock at an exercise price of $0.10 per share (all of which have been exercised) and (y) 26,000 shares of Common Stock at an exercise price of $1.38 per share; and (ii) options granted to Kenneth Van Meter to purchase 413,200 shares of Common Stock at an exercise price of $0.688 per share.

401(K) PROFIT SHARING PLAN

    The Company has a 401(k) profit sharing plan (the "401(k) Plan"), pursuant to which the Company, at its discretion each year, may make contributions to such plan which match a certain percentage, as determined by the Company, of the contributions made by each employee. The Company may elect not to make matching contributions to the 401(k) Plan in any given year. The Company made no matching contributions in fiscal years 1998 or 1999.

EMPLOYMENT AGREEMENTS

    The Company has entered into an employment agreement with Mr. Van Meter, as amended, which expired on January 20, 2000. Mr. Van Meter is currently employed by the Company without an employment agreement. Pursuant to his employment agreement, Mr. Van Meter received an annual base salary of $162,000. The employment agreement provided for the annual review of Mr. Van Meter's salary; Mr. Van Meter received a 5% raise as of January 20, 1998. Pursuant to his employment agreement, Mr. Van Meter may have, at the discretion of the Board of Directors, received an annual incentive bonus equal to up to 99% of Mr. Van Meter's base salary if he and the Company reached certain milestones. Up to two-thirds of such incentive bonus were to be awarded and paid within thirty days following the end of each calendar year and up to the remaining one third of such bonus was to be awarded at the end of each calendar year and vest in two equal installments on the first and second anniversaries of the date of the award. In July 1997, Mr. Van Meter purchased 15,000 shares of Common Stock for nominal consideration plus the cancellation of certain anti-dilution rights and received options to purchase 183,200 shares of Common Stock at $1.38 per share and options to purchase 230,000 shares of Common Stock at $3.00 per share. Such options were repriced on December 1, 1998 at an exercise price of $0.688 per share. Additionally, during 1997, Mr. Van Meter received reimbursement of approximately $37,272 for expenses incurred as a result of his relocation.

    The Company has entered into an employment agreement with Mr. West which expires on May 1, 2000. Pursuant to his employment agreement, Mr. West received a base salary of $148,954 in 1998. Such base salary is subject to increase at the discretion of the Board of Directors based upon, among other things, the performance of the Company and the performance, duties, and responsibilities of Mr. West. The employment agreement also provides that Mr. West will not compete with the Company for two years after the termination of his employment. A state court, however, may determine not to enforce such non-compete clause as against public policy. The employment agreement is terminable by the Company for cause upon the occurrence of certain events, or upon physical or mental disability or incapacity. As of January 1, 1999, Mr. West's employment agreement was amended to provide, among other things, for his taking a voluntary leave of absence from his employment with the Company. Such leave of absence will continue through the end of the term of his employment agreement. During his leave of absence, Mr. West will not receive compensation as an employee of the Company, but will be available to provide consulting services to the Company for up to 20 hours per month, for a monthly retainer of $2,500. The Company may require Mr. West to provide consulting services for up to an additional 20 hours per month at a rate of $200 per hour for such services.

    Pursuant to an employment agreement with the Company, Dennis Smith is receiving a salary of $125,000 per annum. In 1998, he received reimbursement of approximately $30,000 for expenses incurred as a result of his relocation and is eligible each year during his employment to receive, at the discretion of the Board of Directors, a bonus of up to twenty five percent (25%) of his annual salary. Mr. Smith did not receive a bonus in 1998 or 1999. In connection with his employment, Mr. Smith received options to purchase 24,000 shares of Common Stock at an exercise price of $7.00 per share and options to purchase 12,500 shares of Common Stock at an exercise price of 0.78 per share. All of such options were repriced on December 1, 1998 to an exercise price of $0.688 per share. Mr. Smith's employment with the Company may be terminated by either him or the Company at any time.

    In November 1998, the Board of Directors of the Company resolved that in the event of an acquisition of the Company, Mr. Smith would be guaranteed his salary for one year following the acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

    The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's voting securities as of March 20, 1999 by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and the Named Executive Officers and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to the shares beneficially owned by such stockholder.

                                  NUMBER OF SHARES
                                  BENEFICIALLY       PERCENT OF
NAME OF BENEFICIAL OWNER(1)       OWNED                CLASS(2)
---------------------------       ----------------   ----------
Kenneth D. Van Meter...........     573,228(3)          7.6%
Glenn West.....................      91,318             1.3%
Dennis K. Smith................      21,367             0.3%
Dr. Fenton Scruggs.............     302,044(4)          4.2%
Donald Greenhouse(5)...........      40,291(6)          0.6%
Stephen Portch.................      14,291(7)          0.2%
Dr. Mark Braunstein............      14,129(8)          0.2%

All directors and executive
officers as a group (7 persons)
(3)(4)(6)(7)(8).................  1,056,688            13.8%

----------
(1) The address for Messrs. Van Meter, West, Smith, Greenhouse, Portch, and Drs. Braunstein and Scruggs is c/o Celerity Systems, Inc., 122 Perimeter Park Drive, Knoxville, Tennessee 37922.

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

(4) Includes 14,129 shares of Common Stock which are subject to currently exercisable stock options.

(5) Mr. Greenhouse is the father of David Greenhouse who is the Vice President of AWM Investment Company, Inc. Mr. Greenhouse disclaims beneficial ownership of any shares owned by such fund.

(6) Represents 40,291 shares of Common Stock which are subject to currently exercisable stock options.

(7) Represents 14,291 shares of Common Stock which are subject to currently exercisable stock options.

(8) Represents 14,129 shares of Common Stock which are subject to currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In August 1998, Mr. Van Meter lent $55,000 to the Company for payroll, and Dr. Scruggs lent $100,000 to the Company for general purposes. In October 1998, the Company consummated a private placement (the "Royalty Private Placement") in which holders who subscribed for notes bearing 7% interest were entitled to receive royalties of $0.50 for each $100,000 invested (pro rated for lesser investments) for each set top box sold over a period of five years or the total notes placed. Thereafter, Dr. Scruggs converted his $100,000 short term note to a $100,000 three-year term note in the Royalty Private Placement. Likewise, Mr. Van Meter converted $50,000 of his $55,000 short term note in the Royalty Private Placement. The remaining $5,000 is due to Mr. Van Meter as a note. Dennis Smith, who was owned $25,000 as part of his relocation, elected to convert such amount in the Royalty Private Placement. William Chambers, a former officer of the Company, elected to purchase a $50,000 note in the Royalty Private Placement.

     In January 1999, Mr. Van Meter lent the Company $22,252.64 for payment of certain payables of the Company. In addition, the Company owes Mr. Van Meter $16,775 for unreimbursed expenses.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

3.1            Certificate of Incorporation of Celerity Systems, Inc.(1)

3.2            By laws of Celerity Systems, Inc.(1)

4.1            Form of Underwriter's Warrant (1)

4.2            1995 Stock Option Plan (1)

4.3            1997 Stock Option Plan (1)

4.4            Form of Stock Certificate (1)

4.5            Form of Bridge Warrant (1)

4.6            Form of 1996 Warrant (1)

4.7            Form of Hampshire Warrant (1)

4.8            Form of 1995 Warrant (1)

4.9 Letter Agreement dated July 15, 1997, between the Company and Mahmoud Youssefi, including exhibits (1)

4.10 Letter Agreement, dated July 11, 1997, between the Company and Dr. Fenton Scruggs (1)

4.11           Form of 9% Convertible Debenture (3)

4.12           Form of 7% Promissory Note (3)

4.13 Form of Registration Rights Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation, Greg
               A. Tucker and Michael Kesselbrenner (3)

4.14           Form of Warrant issued April 27, 1999 (4)

4.15 Shareholders Agreement, dated August 10, 1999, between Celerity Systems, Inc., FutureTrak Merger Corp. and certain parties listed therein. (5)

4.16 Registration Rights Agreement, dated September 30, 1999, between the Company and GMF Holdings. (6)

4.17 Form of Debenture in connection with Line of Credit Agreement, dated September 30, 1999. (6)

4.18           Form of Warrant issued September 30, 1999 (9)

4.19 Form of 4% Convertible Debenture due 2002 between the Company and each of John Bridges, John Faure, Loni Spurkeland, Robert Dettle, Michael Genta, Lennart Dallgren.(9)

4.20 Form of 8% Convertible Debenture due 2002 between the Company and each of Richard T. Garrett, W. David McCoy, Dominick Chirarisi, Gilda R. Chirarisi, Joseph C. Cardella, Carl Hoehner. (9)

4.21 Form of 8% Convertible Debenture due 2003 between the Company and John Bolliger. (9)

4.22 Form of Registration Rights Agreement, between Celerity and each of John Bridges, John Faure, Loni Spurkeland, Robert Dettle, Michael Genta, Lennart Dallgren. (9)

4.23 Form of Registration Rights Agreement, between Celerity and each of Richard T. Garrett, W. David McCoy, Dominick Chirarisi, Gilda
               R. Chirarisi, Joseph C. Cardella, Carl Hoehner. (9)

4.24 Form of Registration Rights Agreement, between Celerity and John Bolliger. (9)

4.25 Form of 8% Convertible Debenture due 2003 between the Company and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M Industry, Inc., Michael Dahlquist, Denise and Vernon Koto and Rance Merkel.
               (10)

4.26 Form of Registration Rights Agreement, between Celerity and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M Industry, Inc., Michael Dahlquist, Denise and Vernon Koto and Rance Merkel. (10)

10.1 Employment Agreement, dated January 7, 1997, as amended, between the Company and Kenneth D. Van Meter (1)

10.2 Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated as of May 1, 1996, between the Company and Glenn West (1)

10.3 Termination Agreement, dated as of April 5, 1997, between the Company and Mahmoud Youssefi (1)

10.4           [Reserved]

10.5 Letter Agreement, dated March 13, 1997, between the Company and William Chambers (1)

10.6 Letter Agreement, dated July 24, 1997, between the Company and Mark. C. Cromwell (1)

10.7 Exclusive OEM/Distribution Agreement, dated March 10, 1995, between the Company and InterSystem Multimedia, Inc.(1)

10.8 Purchase Order Agreement, dated June 26, 1995, between Tadiran Telecommunications Ltd. and the Company (1)

10.9 License Agreement, dated as of September 26, 1996, between the Company and En Kay Telecom Co., Ltd.(1)

10.10 License Agreement, dated as of February 21, 1997, between the Company and En Kay Telecom Co., Ltd.(1)

10.11 Remarketer Agreement, dated as of June 15, 1997, between the Company and Minerva Systems, Inc.(1)

10.12 Memorandum of Understanding, dated April 25, 1996, between Integrated Network Corporation and the Company (1)

10.13 Letter of Agreement, dated March 31, 1993, between the Company and Herzog, Heine & Geduld, Inc. and Development Agreement attached thereto (1)

10.14 Subcontract Agreement, dated June 26, 1997, between Unisys Corporation and the Company (1)

10.15 Lease Agreement for Crossroad Commons, dated November 25, 1996, as amended, between Lincoln Investment Management, Inc., as attorney in fact for the Lincoln National Life Insurance Company, and the Company (1)

10.16 Lease Agreement, dated November 25, 1997, between Centerpoint Plaza, L.P. and the Company (2)

10.17 Letter Agreement, dated October 3, 1997, between Dennis Smith and the Company (2)

10.18 Letter Agreement, dated January 8, 1998, between James Fultz and the Company (2)

10.19 Amendment to Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated January 1, 1999, between the Company and Glenn West (3)

10.20 Form of Subscription Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation, Greg A. Tucker and Michael Kesselbrenner (3)

10.21 Form of Subscription Agreement, between the Company and each of Donald Alexander, Leo Abbe, Centerpoint Plaza, L.P., William Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney Conard (3)

10.22 Form of Royalty Agreement, between the Company and each of Donald Alexander, Leo Abbe, Centerpoint Plaza, LP, William Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney Conard (3)

10.23 Agreement and Plan of Merger, dated August 10, 1999, between Celerity Systems, Inc., FutureTrak Merger Corp. and FutureTrak International, Inc. (5)

10.24 Line of Credit Agreement, dated September 30, 1999, between GMF Holdings, May Davis Group and the Company. (6)

10.25 Termination Agreement, dated December 7, 1999, between the Company, FutureTrak Merger Corp. and FutureTrak International, Inc. (7)

10.26 Manufacturing Agreement, dated November 30, 1999, between the Company, Primax Electronics, Ltd and Global Business Group, Ltd.
               (8)

10.27 Lease, dated December 17, 1999, between Andy Charles Johnson, Raymond Perry Johnson, Tommy F. Griffin. and the Company. (8)

23.1           Consent of PricewaterhouseCoopers, LLP (11)

27             Financial Data Schedule (11)

----------
(1) Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).

(2) Filed as an Exhibit to the Form 10-KSB for the year ended December 31, 1997.

(3) Filed as an Exhibit to the Form 10-KSB/A for the year ended December 31, 1998.

(4) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 333-81099).

(5)  Filed as an Exhibit to the Form 8-K filed September 14, 1999.

(6)  Filed as an Exhibit to the Form 8-K filed October 8, 1999.


(7)  Filed as an Exhibit to the Form 8-K filed December 8, 1999.

(8)  Filed as an Exhibit to the Form 8-K filed January 5, 2000.

(9) Filed as an Exhibit to the Registration Statement on Form S-3 filed February 15, 2000.

(10) Filed as an Exhibit to the Form 8-K filed March 23, 2000.

(11) Filed herewith.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Celerity Systems, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Celerity Systems, Inc. (the "Company") at December 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome on this uncertainty.



PricewaterhouseCoopers LLP



March 10, 2000
Knoxville, Tennessee

CELERITY SYSTEMS, INC.
Balance Sheets
December 31, 1998 and 1999


                                                                             1998             1999
 Assets

   Cash                                                                  $     18,273     $        383
   Accounts receivable, less allowance for doubtful accounts
       of $436,472 in 1998                                                    280,315           31,500
   Other receivables                                                               --           28,000
   Inventory, net                                                           1,206,611          854,353
   Prepaid expenses                                                            63,150           24,000
                                                                         ------------     ------------
        Total current assets                                                1,568,349          938,236

Property and equipment, net                                                 1,697,367          104,686
Debt offering costs, net of accumulated amortization of $134,894                   --           76,629
Other assets                                                                       --          109,186
                                                                         ------------     ------------

     Total assets                                                        $  3,265,716     $  1,228,737
                                                                         ============     ============

Liabilities and Stockholders' Equity (Deficit)

Accounts payable                                                         $    821,814     $    984,341
Accrued wages and related taxes                                               626,389        1,209,639
Accrued interest                                                                5,250          224,622
Other accrued liabilities                                                     161,890          309,513
Notes payable                                                                   5,000          557,252
Current maturities of long-term debt and capital lease obligations            271,937          401,173
                                                                         ------------     ------------

     Total current liabilities                                              1,892,280        3,686,540

Long-term debt and capital lease obligations, less current maturities         397,955          904,280
                                                                         ------------     ------------

     Total liabilities                                                      2,290,235        4,590,820

Common stock, $.001 par value, 15,000,000 shares authorized,
     4,748,847 issued and 4,411,483 outstanding, and 6,269,521
     issued and 5,932,157 outstanding at December 31, 1998
     and 1999, respectively                                                     4,749            6,270
Additional paid-in capital                                                 22,626,174       23,695,245
Treasury stock, at cost, 337,364 shares at December 31, 1998 and 1999        (227,500)        (227,500)
Accumulated deficit                                                       (21,427,942)     (26,836,098)
                                                                         ------------     ------------
     Total stockholders' equity (deficit)                                     975,481       (3,362,083)
                                                                         ------------     ------------

     Total liabilities and stockholders' equity (deficit)                $  3,265,716     $  1,228,737
                                                                         ============     ============


The accompanying notes are an integral part of these financial statements

CELERITY SYSTEMS, INC.
Statements of Operations
For the years ended December 31, 1998 and 1999

                                                                  1998             1999
Revenues                                                       $   814,159     $    85,894
Cost of revenues                                                   879,280         366,495
                                                               -----------     -----------
        Gross loss                                                 (65,121)       (280,601)
Operating expenses                                               6,810,757       4,667,719
                                                               -----------     -----------
        Loss from operations                                    (6,875,878)     (4,948,320)

   Interest expense                                                (35,056)       (537,865)
   Interest income                                                  90,219             686
   Other income                                                         --          50,513
                                                               -----------     -----------
        Loss from continuing operations                         (6,820,715)     (5,434,986)
Discontinued operations (Note 4):
   Loss from operations of discontinued CD-ROM segment            (113,559)             --
   Income (loss) on disposal of discontinued CD-ROM segment        (21,573)         26,830
                                                               ===========     ===========
        Net loss                                               $(6,955,847)    $(5,408,156)
                                                               ===========     ===========

Basic and diluted loss per common share (Note 11):
   Loss from continuing operations                             $     (1.60)    $     (1.07)
   Discontinued operations                                           (0.03)           0.01
                                                               ===========     ===========
   Net loss per share                                          $     (1.63)    $     (1.06)
                                                               ===========     ===========


 The accompanying notes are an integral part of these financial statements

CELERITY SYSTEMS, INC.
Statement of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 1998 and 1999


                                                                                    Additional
                                                                     Common           Paid-In        Treasury        Accumulated
                                                                      Stock           Capital         Stock             Deficit
Balances, January 1, 1998                                          $      4,442    $ 22,399,692    $   (227,500)    $(14,472,095)

Issuance of stock to employee benefit plan                                  156         135,766              --               --
Exercise of employee stock options                                           47           4,796              --               --
Conversion of accounts and notes payable to stock                           104          85,920              --               --
Net loss                                                                                                              (6,955,847)
                                                                   ------------    ------------    ------------     ------------
Balances, December 31, 1998                                               4,749      22,626,174        (227,500)     (21,427,942)

Exercise of employee stock options                                           29           2,851              --               --
Issuance of common stock                                                    200          39,800
Issuance of convertible debentures with beneficial
   conversion feature                                                                   375,935
Issuance of warrants to purchase 450,000 shares of common stock                         111,605
Conversion of accounts and notes payable to common stock                    438         379,734
Conversion of convertible debentures to common stock                        854         159,146              --               --
Net loss                                                                                                              (5,408,156)

                                                                   ------------    ------------    ------------     ------------
Balances, December 31, 1999                                        $      6,270    $ 23,695,245    $   (227,500)    $(26,836,098)
                                                                   ============    ============    ============     ============


 The accompanying notes are an integral part of these financial statements

CELERITY SYSTEMS, INC.
Statements of Cash Flows
For the years ended December 31, 1998 and 1999

                                                                               1998            1999
Cash flows from operating activities:
   Net loss                                                                $(6,955,847)    $(5,408,156)
   Adjustments to reconcile net loss to net
        cash used by operating activities:
            Depreciation and amortization                                      515,233         665,418
            Loss on disposal of fixed assets                                    41,197       1,085,474
            Noncash interest expense related to beneficial
                 conversion feature of debt                                         --         285,235
            Noncash stock based compensation                                    17,205              --
            Warranty reserve                                                  (235,000)             --
            Provision for doubtful accounts receivable                         152,129              --
            Provision for inventory obsolescence                              (273,544)        354,523
            Changes in current assets and liabilities:
                Accounts receivable                                            594,793         248,815
                Prepaid expenses                                                40,189          39,150
                Inventory                                                      111,998          (2,265)
                Costs in excess of billings on uncompleted contracts            20,963              --
                Accounts payable                                                15,509         542,700
                Other current liabilities                                      478,289         950,245
                                                                           -----------     -----------
                    Net cash used in operating activities                   (5,476,886)     (1,238,861)

Cash flows from investing activities:
   Purchases of property and equipment                                        (879,494)             --
   Issuance of other receivables                                                    --         (50,000)
   Collection of other receivables                                                  --          22,000
   Maturity of short-term instruments                                        1,229,788              --
   Investments in other assets                                                      --         (20,900)
                                                                           -----------     -----------
                    Net cash provided by (used in) investing activities        350,294         (48,900)

Cash flows from financing activities:
   Proceeds from short-term borrowings                                              --         677,253
   Principal payments on short-term borrowings                                      --        (125,000)
   Proceeds from long-term debt                                                450,000         914,980
   Principal payments on long-term debt and capital lease obligations          (38,875)        (28,719)
   Proceeds from issuance of common stock                                      140,765          40,000
   Proceeds from exercise of common stock options                                   --           2,880
   Financing and debt issue costs                                                   --        (211,523)
                                                                           -----------     -----------
                    Net cash provided by financing activities                  551,890       1,269,871

Net decrease in cash and cash equivalents                                   (4,574,702)        (17,890)
Cash and cash equivalents, beginning of year                                 4,592,975          18,273
                                                                           -----------     -----------

Cash and cash equivalents, end of year                                     $    18,273     $       383
                                                                           ===========     ===========


 The accompanying notes are an integral part of these financial statements

CELERITY SYSTEMS, INC.

Notes to Financial Statements


1.   Organization and Nature of Business

     Celerity Systems, Inc. (the "Company"), a Delaware corporation, designs, develops, integrates, installs, operates and supports interactive video services hardware and software ("interactive video"). The Company also designed, developed, installed, and supported CD-ROM software products for business applications. In February, 1998 the Company began to scale back the CD-ROM segment to a maintenance mode of operations (Note 4). In the interactive video services area, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market niches. The sales of interactive video products are principally made on a contract basis. The majority of the Company's remaining CD-ROM customer base is in the security brokerage industry and in U.S. Government applications.

     The Company has one interactive video customer that represented 56% of the Company's revenues in 1998 and approximately 50% in 1999. Export sales represented 56% and 35% of revenues for 1998 and 1999, respectively. Sales to Chinese companies represented 56% of total revenues in 1998.

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

     Inventory - Inventory is stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

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

     Debt offering Costs - Debt offering costs, which consist of debt offering costs related to private placements in 1999, are being amortized on a straight line basis over the term of the related debt. In 1999, amortization expense related to these costs was $134,894.

     Research and Development Costs - Research and development costs are expensed as incurred and amounted to $912,045 and $90,498 for the years ended December 31, 1998 and 1999, respectively. These amounts are included in operating expenses in the accompanying statements of operations.

     Income Taxes - The Company accounts for income taxes using the asset and liability method is used, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Stock Based Compensation - On January 1, 1996, the Company adopted SFAS 123, Accounting for Stock Based Compensation. As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its Plans. The pro forma disclosures of the impact of SFAS 123 are described in
     Note 10 of the financial statements.

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

     Impact of SFAS 133 - In June 1998, the Financial Accounting Standards Board
     (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was effective for fiscal quarters of fiscal years beginning after June 15, 2000. This Standard will have no material impact on the Company.

     Reclassifications - Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

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

     In addition to the private placement of convertible debentures issued during 1999, (Note 9) effective September 30, 1999, the Company entered into $5,000,000 Line of Credit Agreement. Pursuant to the Line of Credit Agreement the Company may issue and sell up to $5,000,000 principal amount of 4% Convertible Debentures during a period beginning on the effective date of a registration statement covering the common stock underlying the Convertible Debentures and ending September 30, 2000. At December 31, 1999 the registration had not been filed and no advances had been made to the Company. The registration will be effective with the filing of this Form 10-KSB.

     In the first quarter of 2000, the Company received gross proceeds from a private placement of convertible debt totaling $610,000 and $75,000 from the exercise of 1999 common stock warrants. In addition, the Company is attempting to obtain additional financing. The Company also received purchase orders in 1999 totaling approximately $1.2 million in revenues to the Company through 2000 and into 2001. Finally, management is seeking a buyer for its discontinued CD-ROM segment and is actively seeking one or more strategic investors.

4.   Discontinued Segment

     In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal that became effective in May 1998. The Company is actively seeking a buyer for the segment which had revenues of $460,955 and $174,209 in 1998 and 1999, respectively. The Company believes the most valuable assets for sale are the segment's customer list and product source code which have no recorded value. Inventory of $48,465 is available for sale and the Company continues to sell the inventory as existing customers request such merchandise. Management cannot determine which assets will remain at the time of disposal and has written down to an estimated net realizable value the related furniture, equipment and inventory.

5.   Inventory

     Inventory at December 31, 1998 and 1999, consists of:

                                                1998             1999

       Raw materials                         $   774,257     $   924,890
       Finished goods                            502,891             -0-
                                             -----------     -----------
                                               1,277,148         924,890
       Reserve for inventory obsolescence        (70,537)        (70,537)
                                             -----------     -----------
                                             $ 1,206,611     $   854,353
                                             ===========     ===========

     During 1999 the Company wrote inventory down to an estimated net realizable value. This write down amounted to $354,523.

6.    Property and Equipment

     Substantially all property and equipment of the Company is comprised of computers and computer-related equipment, therefore, all property and equipment is included in one category entitled "Property and equipment, net." Cost and related accumulated depreciation for December 31, 1998 and 1999, are as follows:

                                             1998            1999

          Property and equipment         $ 2,811,861     $   223,737

          Accumulated depreciation        (1,114,494)       (119,051)
                                         -----------     -----------
          Property and equipment, net    $ 1,697,367     $   104,686
                                         ===========     ===========

     As part of the downsizing efforts during 1999, the Company negotiated to release it's current facility and relocate to a smaller site. This relocation took place in January 2000. As result of this relocation certain leasehold improvements were abandoned and furniture recorded as part of a capitalized lease was returned. The Company has recorded a loss on disposal related to these assets as well as certain computer equipment totaling $1,085,474. Depreciation expense in 1998 and 1999 was $515,233 and $507,205, respectively.

7.    Income Taxes

     The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 1998 and 1999, are as follows:


                                                                 1998                      1999
Current:
     Allowance for doubtful accounts                          $   166,000              $        --
     Accrued wages                                                223,000                  459,000
     Inventory reserve                                             26,000                   26,000
     Relocation reserve                                                --                   84,000
     Other                                                         35,000                   23,000
                                                              -----------              -----------
                                                                  450,000                  592,000
Valuation allowance for net current deferred tax assets          (450,000)                (592,000)
                                                              -----------              -----------
          Total net current deferred tax asset                $        --              $        --
                                                              ===========              ===========
Noncurrent:
     Net operating loss and research credit carryfowards      $ 6,690,000              $ 8,429,000
     Stock based compensation                                     966,000                  937,000
     Property and equipment                                      (127,000)                 (26,000)
                                                              -----------              -----------
                                                                7,529,000                9,392,000
Valuation allowance for net noncurrent deferred tax assets     (7,529,000)              (9,392,000)
                                                              -----------              -----------

          Total net current deferred tax asset                $        --              $        --
                                                              ===========              ===========


     As a result of the significant pretax losses in fiscal 1998 and 1999, management can not conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset.

     In 1998 and 1999, income tax benefit (expense) allocated to discontinued operations was $51,000 and $(10,000) respectively. The Company recorded a full valuation allowance for this item.

     The Company's income tax benefit differs from that obtained by using the federal statutory rate of 34% as a result of the following:

                                                                           1998            1999
      Computed "expected" tax (benefit), continuing operations         $(2,319,000)    $(1,839,000)
      State income tax (benefit), net of federal income tax benefit       (275,000)       (214,000)
      Change in valuation allowance                                      2,597,000       2,005,000
      Permanent differences                                                 25,000              --
      Other                                                                (28,000)         48,000
                                                                       -----------     -----------

                                                                       $        --     $        --
                                                                       ===========     ===========


     At December 31, 1999, the Company has approximately $22,000,000 of net operating loss carryforwards. These amounts are available to reduce the Company's future taxable income and expire in the years 2010 through 2014.

8.   Common Stock Warrants

     In June and July 1996, the Company sold units in a private placement offering to outside investors. The 60 units consisted of one 10% Note in the principal amount of $50,000, 7,111 shares of common stock and warrants to purchase 2,625 shares of common stock. Additionally, the agent received warrants to purchase 35,556 shares of common stock at $10.31 per share. In November 1996, the Company issued an additional 867 warrants for each unit held by the outside investors in connection with the Company's default on previously outstanding investor debt and subsequent conversion of the principal to common stock. The warrants issued to the agent were increased to 38,852 in connection with the default and the exercise price was decreased to $9.44.

     In October and November 1998, the Company agreed to issue $86,024 in common stock at a 20% discount. This triggered the antidilution provisions of the 1996 warrant agreements. An additional 29 warrants were issued for each unit and the exercise price was lowered to $8.39. All warrants issued in the 1996 placement will expire on the third anniversary of the closing of the initial public offering. The warrant issued to the agent was further increased to 39,184 in connection with the 1998 antidilution and the exercise price was decreased to $9.36. These will expire five years from the date of grant.

     In the Spring of 1999, the Company issued $600,000 of convertible debentures which had conversion features at a 25% discount to the market price on the date of conversion. In the Fall 1999, the Company issued $314,980 of convertible debentures which had conversion features at a 35% discount to the market price on the date of conversion. This triggered the antidilution provisions of the 1996 warrant agreements. An additional 476 warrants were issued for each unit and the exercise price was lowered to $7.39. The warrant issued to the agent was further increased to 44,510 in connection with the 1999 antidilution and the exercise price was decreased to $8.24.

     In August 1997, the Company sold 20 units, each consisting of a 10% Note in the principal amount of $100,000 and warrants to purchase 16,000 shares of common stock at $3.00 per share. In connection with this placement, the Company entered into stock repurchase agreements with one of the Company's former officers and with a director. The Company paid $0.50 per share for a combined total of 320,000 shares held by the two individuals, using a portion of the funds from the private placement. The previously mentioned 1998 discounted stock issuance also triggered the antidilution provisions of the 1997 warrant agreement. However, no adjustment was necessary under the agreement. The 1999 convertible debenture issuance also triggered the antidilution provisions of the 1997 warrant agreement. An additional 2,320 warrants were issued for each unit and the exercise price was lowered to $2.62.

     In January and February and March 1999, the Company placed $600,000 of 9% convertible debentures (Note 9). In connection with this placement the agent received warrants to purchase 100,000 shares of common at $1.00 per share. The Company recorded loan cost and additional paid in capital for the $36,605 fair value of these warrants.

     In June 1999, the Company received $500,000 in bridge financing. In connection with this placement the agent received warrants to purchase 100,000 shares of common at $1.50 per share.

     In October and November 1999, the Company placed $110,000 and $204,980 of 4% and 8% convertible debentures, respectively. In connection with these placements, the agent received warrants to purchase 250,000 shares of common stock at $0.586 per share. The Company recorded loan cost and additional paid in capital for the $75,000 fair value of these warrants.

9.   Notes Payable, Long Term Debt and Capital Lease Obligations

     Notes payable include $27,252 advanced from the Company's President on a non-interest bearing short-term basis. These funds were used for working capital purposes. During 1999 $30,000 was advanced from an inventory supplier to fund purchases required for a specific customer order. This note is due, plus
     interest of $15,000, upon receipt of the funds from the specified customer. Also, bridge financing was obtained in the amount of $500,000. This financing had a term of 120 days and provided for interest of $100,000.

     In April 1998, the Company incurred capital lease obligations of approximately $259,000 for certain equipment. Monthly payments of principal and interest of $9,541 are due through 2001 with $82,628 past due at December 31, 1999. The equipment was returned to the lessor as part of the relocation of the Company's facilities (Note 6). The Company is still in negotiations with the lessor. No assurance can be given as to the successful conclusion of these negotiations.

     In October and November 1998, the Company placed $450,000 of 7% notes. Each note holder is entitled to royalties of fifty cents per $100,000 invested (pro rated for lesser investments) for each T 6000 set top box sold during a period of up to five years. Of the total notes placed, $200,000 were due in 1999 and the remainder are due through October 2001. The Company is currently in default as it relates to the amounts due in 1999. Negotiations are being held with certain holders of these notes to cure the default status. Interest is paid in full on the maturity date. Four individuals, three members of management and one director, were among those investors. Of the total, $200,000 is related to these individuals.

     In January and February and March 1999, the Company sold $600,000 in a private placement offering to outside investors. Investors in the private placement received 9% convertible debentures with a principal amount equal to the amount of the investment and a term of two years. The debentures are convertible into the Company's common stock at a price equal to the lesser of (i ) 75% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) four times the five-day average closing bid price for the five days immediately preceding the date of closing. The Company may redeem the debentures at prices that range from 115% to 125% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity. At December 31, 1999 $160,000 of the debentures had converted to shares of common stock and $10,000 had been redeemed. The Company recorded debt discount and additional paid in capital for the $229,650 fair value of the beneficial conversion feature.

     In November and December 1999, the Company sold $314,980 in a private placement offering to outside investors. Investors in the private placement received 4% convertible debentures with a principal amount of $110,000 and 8% convertible debentures with a principal amount of $204,980, both with a term of three years. The debentures are convertible into the Company's common stock at a price equal, at the Debenture holders option, either, (i ) 65% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) $0.75 cents per share or $0.50 per share. The Company is obligated to file a Registration Statement and use its best efforts to assure that the Registration Statement is effective within 90 days of the Closing Date. In the event that the Registration Statement is not effective within 90 days the Company will pay damages to the Debenture holder in the amount of 2% for each month the Registration Statement is not effective after the 90 day period. The Company has the right to redeem in part or in full any outstanding debentures at 135% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity. The Company recorded debt discount and additional paid in capital for the $146,285 fair value of the beneficial conversion feature.

     The Company recognized the difference between the aggregate conversion price of all the convertible debtentures issued in 1999 and the current fair market value (on the date of issuance of the convertible debentures) of the shares underlying the convertible debentures as discount on the convertible debentures and as additional paid-in capital. This discount of $375,935 is being amortized as a non-cash interest.

     The maturities of the Company's long-term debt and capital lease obligations as of December 31, 1999, excluding debt discount of $90,700, are as follows:

          2000                                                $  401,173
          2001                                                   680,000
          2002                                                   314,980
                                                              ----------
                                                               1,396,153
          Less current portion                                  (401,173)
                                                              ----------
          Total long-term debt and capital lease obligations  $  994,980
                                                              ==========

10.   Stock Options

     The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 178,929 options to acquire common shares of which 71,400 and 24,500 were outstanding at December 31, 1998 and 1999, respectively. In 1997 the Company established an additional stock option plan under which 200,000 options to acquire common shares were reserved for issuance. There were 187,520 and 207,920 shares outstanding under the 1997 plan at December 31, 1998 and 1999, respectively.

     Options granted under these plans subsequent to the 1997 initial public offering generally vest over three years and expire ten years from the date of grant.

     During 1997, the Company granted options to acquire 26,000 common shares to a member of the Company's Board and 499,200 to members of management outside the 1995 and 1997 plans. The 483,200 options which remain outstanding at December 31, 1999 are fully vested and expire ten years from date of grant.


                                                       1998                       1999
                                             -------------------------   -------------------------
                                             Options  Weighted-Average   Options  Weighted-Average
                                                          Exercise                    Exercise
                                                           Price                        Price
      Outstanding at beginning of year        637,200     $   2.30        742,120     $   0.78
      Granted                                 192,420         1.02         30,000         0.66
      Exercised                               (46,600)        0.10        (28,800)        0.10
      Forfeited                               (40,900)        1.21        (27,700)        0.74
                                             --------     --------       --------     --------
      Outstanding at end of year              742,120     $   0.78        715,620     $   0.89

      Options exercisable at year end         534,600     $   0.69        574,458     $   0.78

      Weighted-average fair value per
           option granted during the year     192,420     $   0.65         30,000     $   0.49

     The following table summarizes information about stock options at December 31, 1998 and 1999:

                                   Options Outstanding              Options Exercisable
                             -------------------------------   ------------------------------
                                           Weighted-Average
                                Number         Remaining          Number     Weighted-Average
      Exercise Prices         Outstanding   Contractual Life    Outstanding    Exercise Price

      December 31, 1998
      $ 0.10                    47,600           6.65            47,600          $ 0.10
      $ 0.69                   620,342           9.21           457,800          $ 0.69
      $ 1.13                       200           9.92                --              --
      $ 1.38                    26,200           8.21            26,200          $ 1.38
      $ 1.63                     3,076           9.33                --              --
      $ 2.13                    40,000           9.00                --              --
      $ 2.94                     1,702           9.42                --              --
      $ 4.90                     3,000           7.25             3,000          $ 4.90


      December 31, 1999

      $ 0.10                    14,000           6.97            14,000          $ 0.10
      $ 0.66                    30,000           9.71                --              --
      $ 0.69                   555,000           7.56           504,554          $ 0.69
      $ 1.13                       100           8.93                33          $ 1.13
      $ 1.38                    26,000           7.26            26,000          $ 1.38
      $ 1.63                     6,152           8.50             2,030          $ 1.63
      $ 1.88                     2,666           8.41               879          $ 1.88
      $ 2.13                    60,000           8.03            19,800          $ 2.13
      $ 2.63                    20,000           8.01             6,600          $ 2.63
      $ 4.90                     1,702           8.35               562          $ 2.94


     The Company recorded no compensation expense related to options granted in 1998 and 1999, as the exercise price of the options was equal to the fair market value of the Company's common stock at grant dates. Had compensation cost for the options grants been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below at December 31:

                                       1998                           1999
                                As                             As
                             Reported        Pro Forma       Reported        Pro Forma
     Net loss              $(6,955,847)    $(7,098,413)    $(5,408,156)    $(5,560,882)
     Net loss per share    $     (1.63)    $     (1.67)    $     (1.06)    $     (1.09)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1999; risk-free interest rate of 6.00% in 1998 and 6.36% in 1999, expected dividends of zero in 1998 and 1999, volatility of 42.5% in 1998 and 57.4% in 1999, and expected lives up to ten years.

11.  Loss Per Share

     Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 454,411 and 1,079,457 at December 31, 1998 and 1999, respectively, are not included in the computation of per share amounts in the periods because the Company reported a loss from continuing operations.

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                              1998           1999
      Loss
          Basic and diluted:
              Loss available to common stockholders       $(6,955,847)   $(5,408,156)
                                                          ===========    ===========

      Shares
          Basic and diluted:
              Weighted-average common shares outstanding    4,260,327      5,108,954
                                                          ===========    ===========

12.  Cash Flows

     Supplemental disclosure of cash flow information for the years ended December 31, 1998 and 1999, is as follows:

                                             1998         1999

      Cash paid during the year for:
      Interest                             $ 29,806     $ 252,630


     Noncash investing and financing activities:

     1998

     The Company converted $68,820 in accounts and notes payable into $86,024 common stock. The difference was recorded as a noncash expense.

     The Company reclassified $278,870 of inventory to equipment.

     The Company incurred capital lease obligations of $258,770 for equipment.

     1999

     The Company converted $380,172 in accounts payable into common stock at face value.

     In 1999, $160,000 of the convertible debentures were converted into common stock.

13.  Commitments and Contingencies

     The Company leases office space and certain equipment under operating leases. Future minimum lease payments by year, and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1999, are as follows:


                    2000             $ 59,503
                    2001               62,003
                    2002               60,501
                    2003                2,500
                    Thereafter              0
                                     --------
                                     $184,507
                                     ========

     Rent expense for operating leases was $572,437 and $371,367 in 1998 and 1999, respectively.

     The Company entered into a written lease agreement dated November 25, 1997, which was amended on April 1, 1998. The lease was terminated by the landlord as a result of the Company's breach, effective January 29, 1999. Pursuant to an agreement between the Company and the landlord, the Company acknowledged breach of the lease due to its failure to pay the required rental amount, and the landlord agreed to forego its right to immediate possession of the premises until February 20, 1999 if the Company performed certain acts. The agreement provided that any time after February 20, 1999, the landlord could cause its counsel to (a) file a detainer warrant or complaint and (b) submit the answers and agreed judgments executed by the Company if the parties did not enter into a written agreement regarding the portion of the previously leased premises currently occupied by the Company. The Company is still in negotiations with the Landlord. No assurance can be given as to the successful conclusion of these negotiations.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CELERITY SYSTEMS, INC.

------------------------------------------------------------------

/s/ Kenneth D. Van Meter   President and Chief Executive          March 23, 2000
-------------------------  Officer
Kenneth D. Van Meter

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                           DATE
        ---------                      -----                           ----

/s/ Kenneth D. Van Meter   President and Chief Executive          March 23, 2000
------------------------   Officer and Chairman of the Board
Kenneth D. Van Meter       (Principal Executive Officer)
                           (Principal Financial Officer)


/s/ Glenn West             Director                               March 27, 2000
------------------------
Glenn West


/s/ Fenton Scruggs         Director                               March 24, 2000
------------------------
Fenton Scruggs


/s/ Donald Greenhouse      Director                               March 27, 2000
------------------------
Donald Greenhouse


/s/ Stephen Portch         Director                               March 27, 2000
------------------------
Stephen Portch


/s/ Mark Braunstein        Director                               March 24, 2000
------------------------
Mark Braunstein

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

3.1            Certificate of Incorporation of Celerity Systems, Inc.(1)

3.2            By laws of Celerity Systems, Inc.(1)

4.1            Form of Underwriter's Warrant (1)

4.2            1995 Stock Option Plan (1)

4.3            1997 Stock Option Plan (1)

4.4            Form of Stock Certificate (1)

4.5            Form of Bridge Warrant (1)

4.6            Form of 1996 Warrant (1)

4.7            Form of Hampshire Warrant (1)

4.8            Form of 1995 Warrant (1)

4.9 Letter Agreement dated July 15, 1997, between the Company and Mahmoud Youssefi, including exhibits (1)

4.10 Letter Agreement, dated July 11, 1997, between the Company and Dr. Fenton Scruggs (1)

4.11           Form of 9% Convertible Debenture (3)

4.12           Form of 7% Promissory Note (3)

4.13 Form of Registration Rights Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation, Greg
               A. Tucker and Michael Kesselbrenner (3)

4.14           Form of Warrant issued April 27, 1999 (4)

4.15 Shareholders Agreement, dated August 10, 1999, between Celerity Systems, Inc., FutureTrak Merger Corp. and certain parties listed therein. (5)

4.16 Registration Rights Agreement, dated September 30, 1999, between the Company and GMF Holdings. (6)

4.17 Form of Debenture in connection with Line of Credit Agreement, dated September 30, 1999. (6)

4.18           Form of Warrant issued September 30, 1999 (9)

4.19 Form of 4% Convertible Debenture due 2002 between the Company and each of John Bridges, John Faure, Loni Spurkeland, Robert Dettle, Michael Genta, Lennart Dallgren.(9)

4.20 Form of 8% Convertible Debenture due 2002 between the Company and each of Richard T. Garrett, W. David McCoy, Dominick Chirarisi, Gilda R. Chirarisi, Joseph C. Cardella, Carl Hoehner. (9)

4.21 Form of 8% Convertible Debenture due 2003 between the Company and John Bolliger. (9)

4.22 Form of Registration Rights Agreement, between Celerity and each of John Bridges, John Faure, Loni Spurkeland, Robert Dettle, Michael Genta, Lennart Dallgren. (9)

4.23 Form of Registration Rights Agreement, between Celerity and each of Richard T. Garrett, W. David McCoy, Dominick Chirarisi, Gilda
               R. Chirarisi, Joseph C. Cardella, Carl Hoehner. (9)

4.24 Form of Registration Rights Agreement, between Celerity and John Bolliger. (9)

4.25 Form of 8% Convertible Debenture due 2003 between the Company and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M Industry, Inc., Michael Dahlquist, Denise and Vernon Koto and Rance Merkel.
               (10)

4.26 Form of Registration Rights Agreement, between Celerity and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M Industry, Inc., Michael Dahlquist, Denise and Vernon Koto and Rance Merkel. (10)

10.1 Employment Agreement, dated January 7, 1997, as amended, between the Company and Kenneth D. Van Meter (1)

10.2 Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated as of May 1, 1996, between the Company and Glenn West (1)

10.3 Termination Agreement, dated as of April 5, 1997, between the Company and Mahmoud Youssefi (1)

10.4           [Reserved]

10.5 Letter Agreement, dated March 13, 1997, between the Company and William Chambers (1)

10.6 Letter Agreement, dated July 24, 1997, between the Company and Mark. C. Cromwell (1)

10.7 Exclusive OEM/Distribution Agreement, dated March 10, 1995, between the Company and InterSystem Multimedia, Inc.(1)

10.8 Purchase Order Agreement, dated June 26, 1995, between Tadiran Telecommunications Ltd. and the Company (1)

10.9 License Agreement, dated as of September 26, 1996, between the Company and En Kay Telecom Co., Ltd.(1)

10.10 License Agreement, dated as of February 21, 1997, between the Company and En Kay Telecom Co., Ltd.(1)

10.11 Remarketer Agreement, dated as of June 15, 1997, between the Company and Minerva Systems, Inc.(1)

10.12 Memorandum of Understanding, dated April 25, 1996, between Integrated Network Corporation and the Company (1)

10.13 Letter of Agreement, dated March 31, 1993, between the Company and Herzog, Heine & Geduld, Inc. and Development Agreement attached thereto (1)

10.14 Subcontract Agreement, dated June 26, 1997, between Unisys Corporation and the Company (1)

10.15 Lease Agreement for Crossroad Commons, dated November 25, 1996, as amended, between Lincoln Investment Management, Inc., as attorney in fact for the Lincoln National Life Insurance Company, and the Company (1)

10.16 Lease Agreement, dated November 25, 1997, between Centerpoint Plaza, L.P. and the Company (2)

10.17 Letter Agreement, dated October 3, 1997, between Dennis Smith and the Company (2)

10.18 Letter Agreement, dated January 8, 1998, between James Fultz and the Company (2)

10.19 Amendment to Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated January 1, 1999, between the Company and Glenn West (3)

10.20 Form of Subscription Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation, Greg A. Tucker and Michael Kesselbrenner (3)

10.21 Form of Subscription Agreement, between the Company and each of Donald Alexander, Leo Abbe, Centerpoint Plaza, L.P., William Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney Conard (3)

10.22 Form of Royalty Agreement, between the Company and each of Donald Alexander, Leo Abbe, Centerpoint Plaza, LP, William Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney Conard (3)

10.23 Agreement and Plan of Merger, dated August 10, 1999, between Celerity Systems, Inc., FutureTrak Merger Corp. and FutureTrak International, Inc. (5)

10.24 Line of Credit Agreement, dated September 30, 1999, between GMF Holdings, May Davis Group and the Company. (6)

10.25 Termination Agreement, dated December 7, 1999, between the Company, FutureTrak Merger Corp. and FutureTrak International, Inc. (7)

10.26 Manufacturing Agreement, dated November 30, 1999, between the Company, Primax Electronics, Ltd and Global Business Group, Ltd.
               (8)

10.27 Lease, dated December 17, 1999, between Andy Charles Johnson, Raymond Perry Johnson, Tommy F. Griffin. and the Company. (8)

23             Consent of PricewaterhouseCoopers, LLP (11)

27             Financial Data Schedule (11)

----------
(1) Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).

(2) Filed as an Exhibit to the Form 10-KSB for the year ended December 31, 1997.

(3) Filed as an Exhibit to the Form 10-KSB/A for the year ended December 31, 1998.

(4) Filed as an Exhibit to the Registration Statement on Form S-3 (Registration No. 333-81099).

(5)  Filed as an Exhibit to the Form 8-K filed September 14, 1999.

(6)  Filed as an Exhibit to the Form 8-K filed October 8, 1999.


(7)  Filed as an Exhibit to the Form 8-K filed December 8, 1999.

(8)  Filed as an Exhibit to the Form 8-K filed January 5, 2000.

(9) Filed as an Exhibit to the Registration Statement on Form S-3 filed February 15, 2000.

(10) Filed as an Exhibit to the Form 8-K filed March 23, 2000.

(11) Filed herewith.