Form 10QSB
period 2000-03-31
CELERITY SYSTEMS INC
filed 2000-05-15
CIK 1006459

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      March 31, 2000
      --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission File Number: 0-23279

                             Celerity Systems, Inc.
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                      52-2050585
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                            122 Perimeter Park Drive
                           Knoxville, Tennessee 37922
                           --------------------------
                    (Address of principal executive offices)

                                 (865) 539-5300
                                 --------------
                         (Registrant's telephone number)


              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of May 9, 2000, 9,394,808 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /   No /X/

                             CELERITY SYSTEMS, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX

                                                                                              Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements                                                                  3

           Condensed Balance Sheets as of March 31, 2000 (unaudited) and                         3
           December 31, 1999

           Condensed Statements of Operations (unaudited) for the three months ended             4
           March 31, 2000 and 1999

           Condensed Statement of Stockholders' Equity as of March 31, 2000 (unaudited)          5

           Condensed Statements of Cash Flows (unaudited) for the three months ended             6
           March 31, 2000 and 1999

           Notes to Unaudited Financial Statements                                               7

Item 2.    Management's Discussion and Analysis or Plan of Operation                             9

PART II.   OTHER INFORMATION                                                                    13

Item 6.    Exhibits and Reports on Form 8-K                                                     13

Signatures                                                                                      14

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CELERITY SYSTEMS, INC.
Balance Sheets

                                                                                                March 31,
                                                                            December 31,          2000
                                                                                1999           (unaudited)         Difference
                                                                            ------------       ------------       ------------
Assets
    Cash                                                                    $        383       $    256,273       $    255,890
    Accounts receivable                                                           31,500             65,680             34,180
    Other receivables                                                             28,000             28,000                 --
    Inventory, net                                                               854,353            919,215             64,862
    Prepaid expenses                                                              24,000            362,050            338,050
                                                                            ------------       ------------       ------------
         Total current assets                                                    938,236          1,631,218            692,982

 Property and equipment, net                                                     104,686             93,896            (10,790)
 Debt offering costs, net of accumulated amortization of $134,894
   and $71,180, respectively                                                      76,629            145,298             68,669
 Other assets                                                                    109,186             94,582            (14,604)
                                                                                               ------------       ------------
      Total assets                                                          $  1,228,737       $  1,964,994       $    736,257
                                                                            ============       ============       ============

 Liabilities and Stockholders' Deficit

 Accounts payable                                                           $    984,341       $    846,560       $   (137,781)
 Accrued wages and related taxes                                               1,209,639            751,552           (458,087)
 Accrued interest                                                                224,622            131,653            (92,969)
 Other accrued liabilities                                                       309,513            294,264            (15,249)
 Notes payable                                                                   557,252             35,000           (522,252)
 Current maturities of long-term debt and capital lease obligations              401,173            226,173           (175,000)
                                                                            ------------       ------------       ------------
      Total current liabilities                                                3,686,540          2,285,202         (1,401,338)

 Long-term debt and capital lease obligations, less current maturities           904,280          1,433,913            529,633
                                                                            ------------       ------------       ------------

      Total liabilities                                                        4,590,820          3,719,115           (871,705)

 Common stock, $.001 par value, 15,000,000 shares authorized,
   6,269,521 issued and 5,932,157 outstanding, and
   8,664,288 issued and 8,326,924 outstanding at
   December 31, 1999 and March 31, 2000, respectively                              6,270              8,664              2,394
 Additional paid-in capital                                                   23,695,245         26,387,231          2,691,986
 Treasury stock, at cost, 337,364 shares at December 31, 1999
   and March 31, 2000                                                           (227,500)          (227,500)                --
 Accumulated deficit                                                         (26,836,098)       (27,922,516)        (1,086,418)
                                                                            ------------       ------------       ------------
      Total stockholders' deficit                                             (3,362,083)        (1,754,121)         1,607,962
                                                                            ------------       ------------       ------------

      Total liabilities and stockholders' deficit                           $  1,228,737       $  1,964,994       $    736,257
                                                                            ============       ============       ============


    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statements of Operations
Unaudited

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          -----------------------------
                                                             1999               2000
                                                          -----------       -----------
Revenues                                                  $    79,798       $        --
Cost of revenues                                               19,647                --
                                                          -----------       -----------
        Gross margin                                           60,151                --
Operating expenses                                          1,061,344           951,778
                                                          -----------       -----------
        Loss from operations                               (1,001,193)         (951,778)

   Interest expense                                          (164,616)         (174,042)
   Other income                                                   362             1,654
                                                          -----------       -----------
        Loss from continuing operations                    (1,165,447)       (1,124,166)
Discontinued operations:
   Income on disposal of discontinued CD-ROM segment           60,082            37,748
                                                          -----------       -----------
        Net loss                                          $(1,105,365)      $(1,086,418)
                                                          ===========       ===========

Basic and diluted loss per common share (Note 2):
   Loss from continuing operations                        $     (0.27)      $     (0.16)
   Discontinued operations                                       0.02              0.01
                                                          -----------       -----------
   Net loss per share                                     $     (0.25)      $     (0.15)
                                                          ===========       ===========


    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statement of Stockholders' Equity
Unaudited

                                                                             Additional
                                                             Common           Paid-In           Treasury          Accumulated
                                                              Stock            Capital            Stock             Deficit
                                                           ------------      ------------      ------------       ------------
Balances, January 1, 2000                                  $      6,270      $ 23,695,245      $   (227,500)      $(26,836,098)
Issuance of common stock                                            200            39,800
Exercise of employee stock options                                   16             2,759
Exercise of common stock warrants                                    75            74,925
Issuance of convertible debentures with beneficial
  conversion feature                                                              110,394
Issuance of 624,275 shares of common stock as
  payment of certain consulting fees (Note 5)                       624           765,414
Conversion of notes, accounts, wages and related
  payroll taxes to 1,426,827 shares of common stock and
  warrants to purchase 333,176 shares of common
  stock (Note 4)                                                  1,427         1,668,747
Conversion of convertible debentures to 52,665 shares
  of common stock                                                    52            29,947
Net loss                                                                                                            (1,086,418)
                                                           ------------      ------------      ------------       ------------
Balances, March 31, 2000                                          8,664        26,387,231          (227,500)       (27,922,516)
                                                           ============      ============      ============       ============


    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statements of Cash Flows
Unaudited

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          -----------------------------
                                                                             1999              2000
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(1,105,365)      $(1,086,418)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                                           182,425           267,026
      Noncash interest expense related to beneficial
        conversion feature of debt                                            140,906           140,047
      Noncash operating expense related to consulting fees                         --           234,375
      Changes in current assets and liabilities:
        Accounts receivable                                                    (6,081)          (34,180)
        Prepaid expenses                                                        6,192             5,700
        Inventory                                                              (8,473)          (64,862)
        Accounts payable                                                      (34,926)           74,095
        Other current liabilities                                             351,310            54,832
                                                                          -----------       -----------
          Net cash used in operating activities                              (474,012)         (409,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                              --             5,000
  Proceeds from long-term debt                                                600,000           629,980
  Principal payments on long-term debt and capital lease obligations          (12,438)               --
  Proceeds from issuance of common stock                                        2,880            40,000
  Proceeds from exercise of common stock warrants                                  --            75,000
  Proceeds from exercise of common stock options                                   --             2,775
  Financing and debt issue costs                                              (79,500)          (87,480)
                                                                          -----------       -----------
          Net cash provided by financing activities                           510,942           665,275

Net decrease in cash and cash equivalents                                      36,930           255,890
Cash and cash equivalents, beginning of year                                   18,273               383
                                                                          -----------       -----------

Cash and cash equivalents, end of year                                    $    55,203       $   256,273
                                                                          ===========       ===========

    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.

Notes to Unaudited Condensed Financial Statements

1.    Presentation of Unaudited Interim Financial Statements

      Information in the accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of and for the three months ended March 31, 1999 and 2000, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1999.

2.    Loss Per Share

      Basic and diluted loss per share were computed by dividing the net loss by the weighted average common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

      Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                           March 31,
                                                                 -----------------------------
                                                                    1999              2000
                                                                 -----------       -----------
      Loss
            Basic and diluted:
                 Loss available to common stockholders           $(1,105,365)      $(1,086,418)

      Shares
            Basic and diluted:
                 Weighted-average common shares outstanding        4,349,990         7,033,399

3.    Issuance of Convertible Debentures

      The Company issued $629,980 aggregate principal amount of 8% convertible debentures in the first quarter of 2000. The debentures have a term of three years and are convertible into the Company's common stock at a price, at the option of the holder, equal to either (i) 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion, or (ii) $1.50 per share. Celerity may redeem the debentures at a redemption price of 125% of the principal amount, plus accrued interest. All outstanding principal and interest is subject to mandatory conversion three years after issuance. The Company recorded debt discount and additional paid in capital for the $110,394 fair value of the beneficial conversion feature.

4.    Accounts, Notes, Wages and Related Payroll Tax Conversion

      In the first quarter of 2000 the Company converted $1,670,174 of outstanding debt into common stock upon the initial closing of a private offering. Investors in the private offering received 1,355,327 shares of the Company's common stock , calculated at the average closing bid price of the common stock for the five days immediately prior to acceptance of the investor's subscription agreement less twenty percent. In addition, investors received warrants to purchase common stock at the rate of one warrant for each five dollars of debt converted. The warrants have an exercise price of $1.44 and expire on April 9, 2003.

5.    Supplemental Cash Flow Information

      During the first quarter of 2000, the Company issued 624,275 shares of common stock with a value of $766,038 as payment for certain consulting fees.

      In the first quarter of 2000, $30,000 of the convertible debentures were converted into common stock.

6.    Equity Line of Credit

      In September, 1999 the Company entered into an equity line of credit which became effective in April, 2000. Under the line of credit arrangements, the Company may elect to draw down up to $5,000,000 aggregate principal amount of debentures with a maximum drawdown of up to $500,000 per calendar month, through September 30, 2000, subject to the satisfaction of certain conditions, including conditions relating to the trading volume of the Company's common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Form 10-QSB. Statements in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth herein and in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such risks include, without limitation, the Company's history of losses and accumulated deficit, need for additional financing, the lack of assurance of the Company's technological success, competition and others. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

OVERVIEW

      Prior to 1998, the Company's major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, the Company has focused its sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

      The Company has continued to focus most of its development and production efforts during 1998 and, although on a much more limited basis, through 1999 and into 2000 on the T 6000, while also seeking new projects for the Company's digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. The Company has produced its initial trial run of the T 6000 set top boxes, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee (Taylor-White"). The Company sold 13 of these trial run boxes to Northern Telecom ("Nortel") in September 1998 for use in their demonstration facility in Ottawa, Canada. In addition, Nortel purchased a CTL 7000 digital video server. In December, 1999, the Company entered into a manufacturing agreement with Global PMX Company, Limited, under which all T 6000 digital set top box manufacturing is now being done in Global PMX plants in Taiwan and China.

      In February 1999, the Company received a purchase order from Hopkinsville Electric Service ("HES") which included one CTL 9000 digital video server and up to 1,000 T 6000 digital set top boxes and associated hardware and software. The software included 1,000 licenses for energy management software developed for the Company by Battelle Laboratories under a joint marketing arrangement, which was executed in January 1999. This software allows the T 6000 digital set top box to remotely read the electric meter and to set and control electric appliances throughout the home, potentially allowing savings on electric bills for subscribers with such units in their homes. HES has purchased 25 T 6000 digital set top boxes and associated hardware and software, which was scheduled to ship in the second quarter of 1999, along with the CTL 9000 digital video server. However, HES's network was not yet ready, and there were further refinements being made to the Battelle software; at this point, that order is expected to ship in the third quarter or early in the fourth quarter of 2000. The remainder of the units are expected to ship within six months of that date, although there can be no assurance that this will be the case. The gross revenues for the Company of this purchase order in total is approximately $1,024,000. This is the first deployment of the Company's systems for an electric utility company, one of the Company's planned major market opportunities.

      Management has also focused on attempting to obtain the necessary capital to maintain the Company's operations. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has narrowed its sales efforts to those which, the Company believes, have the best chance of closing in the near term. With the departure of the Company's Vice President of Sales and Marketing in October 1998, and through 1999, the Company's sales efforts were supervised by its President. In March 2000, the Company hired a Sales Manager for North America. The Company continues to encounter a longer and more complex sales cycle and to realize fewer sales than previously anticipated. Although the T 6000 is in production, the Company continues to add and improve functionality and may be required to do so for certain deployments. However, management believes that the Company is now better positioned to become an important participant in many of its key market segments. There can be no assurance that this will be the case. Because of the Company's long-term sales cycle, period-to-period comparisons set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

      In connection with the Company's efforts to arrange financing, including possible strategic investments, the Company, on April 27, 1999, entered into a Letter of Intent to merge with FutureTrak International, Inc., a technology firm based in Pompano Beach, Florida, which specializes in the multi-dwelling unit marketplace. On August 10, 1999, the companies announced the execution of a definitive merger agreement which contemplated the merger of FutureTrak into a wholly-owned subsidiary of the Company. However, on December 7, 1999, the companies terminated the merger agreement. The Company originally determined to merge with FutureTrak primarily because FutureTrak planned to focus on the business of providing satellite television and other services to multi housing unit projects and Celerity believed that its technology was well suited for such projects. The merger was terminated primarily because efforts to obtain necessary funding for the planned activities of the merged companies had not proven successful.

      In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998. The Company has not been successful in finding a buyer for the segment which had revenues of $146,384 and $67,950 for the three months ended March 31, 1999 and 2000, respectively. Accordingly, assets related to this segment have been written down to zero and, except for filling any miscellaneous customer orders which may be received, this segment is completely inactive.

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

      The Company has one interactive video customer that represented 100% of the Company's revenues in the first quarter of 1999 and 0% in the first quarter of 2000. Export sales represented 37% of revenues for the first quarter of 1999 and 0% for 2000, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

      The Company had revenues of $-0- for the quarter ended March 31, 2000, as compared to $79,798 for the same period in 1999. The primary reason for this decrease is due to the lack of interactive video sales in the first quarter of 2000. The low level of interactive video sales is a result of the constrained sales and marketing activities caused by the Company's cash situation. Sales of interactive video services in the first quarter of 1999 were to Hopkinsville Electric Service (HES) and to Nortel.

COSTS OF REVENUES

      Costs of revenues were $-0- in the first quarter of 2000, as compared to $19,647 in 1999. The Company had a gross margin of $-0- in the first quarter of 2000, as compared to $60,151 for the same period in 1999. Costs of revenues in 1999 included parts, labor and contract activities related to the T 6000 digital set top boxes sold to Hopkinsville Electric Service and Nortel.

OPERATING EXPENSES

      Operating expenses for the three months ending March 31, 2000 were $951,778 as compared to $1,061,344 for the same period in 1999, or a decrease of $109,566. This decrease includes a reduction in payroll, facility and depreciation expenses of approximately $615,000 in the first quarter of 2000 from the first quarter of 1999. These decreases reflect the Company's continuing efforts to conserve cash and to minimize operating costs. Employment decreased from an average of approximately 30 full time staff during the first quarter of 1999 to a current level of approximately 5 during the first quarter of 2000. In January, 2000, the Company relocated to a significantly less costly facility. This relocation resulted in the abandonment of certain leasehold improvements and furniture recorded as part of a capitalized lease which was returned. The decrease in property and equipment reduced depreciation expense from the first quarter of 1999 by approximately $168,000. This decrease in expenses from the first quarter of 1999 was offset by increased amortization and consulting expenses in the first quarter of 2000. Amortization increased due to the initial closing of a private offering in which $1,670,714 of outstanding debt was converted into common stock and warrants (Note 4). Operating expenses increased due to the engagement of consultants to assist the Company with investor relations and investment banking. These increases of approximately $540,000 are all non-cash expenses as payment was made in common stock.

INTEREST EXPENSE

      Interest expense in the first quarter of 1999 was $164,616 as compared to $174,042 in the first quarter of 2000. Of these amounts, $140,906 and $140,047 in 1999 and

2000, respectively, are non-cash expenses related to the convertible features of certain debentures issued in the first quarters of 1999 and 2000.

NET LOSS

      As a result of the above factors, net loss for the quarter ended March 31, 2000, was $1,086,418 as compared to $1,105,365 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt and related accrued interest.

      The Company had cash balances on hand as of March 2000 of approximately $256,273. The Company's cash position continues to be uncertain. In efforts to control cash outflow, the Company's officers had been deferring portions of their salaries since August of 1998.

      The Company raised $600,000 between January 1999 and March 1999 and $314,980 between October 1999 and December 1999 in private placements of interest bearing convertible debentures. In addition to the private placements of convertible debentures issued in 1999, in September 1999, the Company entered into a $5,000,000 Line of Credit Agreement. Advances against this Line of Credit will be in the form of 4% Convertible Debentures and become effective with the filing of the registration statement underlying the Convertible Debentures. During April, 2000 the registration became effective and the Company drew $315,000 against this Line of Credit Agreement. The Company may draw up to a maximum of $500,000 per calendar month through September 30, 2000, subject to conditions relating to the trading volume of the Company's stock.

      In the first quarter of 2000, the Company received gross proceeds from a private placement of convertible debt totaling $629,980 and $75,000 from the exercise of 1999 common stock warrants. On March 31, 2000 the Company converted $1,670,714 of outstanding debt into common stock and warrants (Note 4) upon the initial closing of a private offering. Of such debt, $596,996 was held by the Company's officers and directors and $348,317 was held by other current and former employees. Investors in the private offering received shares of the Company's common stock and warrants to purchase additional common shares. The Company is looking at several other options in terms of improving its cash situation. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has granted a security interest in its property to its former landlord and has granted a security interest in its personal property to one of its legal counsel. Such security interests may hinder the Company's efforts to obtain financing. There can be no assurance that the Company will be able to obtain any such required additional funds from any source on a timely basis, on favorable terms, or at all. The lack of sales or a significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern or to resume a full-scale level of operations.

      Since its inception in January 1993 and through March 31, 2000, the Company has an accumulated deficit of $27,922,516. The Company expects to incur operating losses for the indefinite future. The Company is also continuing to pursue its sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. Although the Company has received new interactive service orders from Hopkinsville Electric Service and Optelecom after January 1, 1999, the Company has not received any material new orders for interactive video projects since June 1997, other than an order in September 1998 for $96,000. There can be no assurance, however, as to the receipt or timing of revenues from operations, including revenues from products currently under development.

      As of March 31, 2000 the Company had a negative net working capital of approximately $654,000. The Company had no significant capital spending or purchase commitments at March 31, 2000 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

      The Company has no existing bank lines of credit.

PART II
OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        Exhibit 27        Financial Data Schedule

(b)     Reports on Form 8-K

        Form 8-K filed January 5, 2000 (Item 5)

        Form 8-K filed March 23, 2000 (Item 5)

                                    SIGNATURE


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2000


                                       CELERITY SYSTEMS, INC.


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