Form 10QSB
period 2000-06-30
CELERITY SYSTEMS INC
filed 2000-08-14
CIK 1006459

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         June 30, 2000
         -------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to _____________

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

                            122 Perimeter Park Drive
                           Knoxville, Tennessee 37922
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (423) 539-5300
                         -------------------------------
                         (Registrant's telephone number)

                           1400 Centerpoint Boulevard
                           Knoxville, Tennessee 37932
             ------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last
                                    Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /


As of August 10, 2000, 12,097,351 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

                             CELERITY SYSTEMS, INC.
                                  FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     INDEX


                                                                                                  Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................................................3

         Condensed Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999..........................................................................3

         Condensed Statements of Operations (unaudited) for the six months ended
         June 30, 2000 and 1999.....................................................................4

         Condensed Statement of Stockholders' Equity as of June 30, 2000
         (unaudited) and January 1, 2000............................................................5

         Condensed Statements of Cash Flows (unaudited) for the six months ended
         June 30, 2000 and 1999.....................................................................6

         Notes to Unaudited Financial Statements....................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations......................................................................8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................................13

         Signatures................................................................................14

 CELERITY SYSTEMS, INC.
 Balance Sheets
 Unaudited

                                                                                     December 31,        June 30, 2000
                                                                                        1999               (unaudited)
Assets

   Cash                                                                              $        383         $    449,301
   Accounts receivable                                                                     31,500                   --
   Other receivables                                                                       28,000                4,300
   Inventory, net                                                                         854,353              322,807
   Prepaid expenses                                                                        24,000              116,975
                                                                                     ------------         ------------
        Total current assets                                                              938,236              893,383

Property and equipment, net                                                               104,686              129,019
Debt offering costs, net of accumulated amortization of $134,894
  and $93,735 respectively                                                                76,629              122,739
Other assets                                                                              109,186              107,978
                                                                                     ------------         ------------
     Total assets                                                                    $  1,228,737         $  1,253,119
                                                                                     ============         ============
Liabilities and Stockholders' Deficit

Accounts payable                                                                     $    984,341         $    364,666
Accrued wages and related taxes                                                         1,209,639              260,112
Accrued interest                                                                          224,622              119,645
Other accrued liabilities                                                                 309,513              100,960
Notes payable                                                                             557,252              130,000
Current maturities of long-term debt and capital lease obligations                        401,173              120,000
                                                                                     ------------         ------------
     Total current liabilities                                                          3,686,540            1,095,383

Long-term debt and capital lease obligations, less current maturities                     904,280            1,429,579
                                                                                     ------------         ------------
     Total liabilities                                                                  4,590,820            2,524,962

Common stock, $.001 par value, 15,000,000 shares authorized, 6,269,521 issued and 5,932,157 outstanding, and 12,086,835 issued and 11,749,171
     outstanding at December 31, 1999 and June 30, 2000, respectively                       6,270               12,087
Additional paid-in capital                                                             23,695,245           29,062,069
Treasury stock, at cost, 337,364 shares at December 31, 1999 and
      June 30, 2000                                                                      (227,500)            (227,500)
Accumulated deficit                                                                   (26,836,098)         (30,118,499)
                                                                                     ------------         ------------
     Total stockholders' deficit                                                       (3,362,083)          (1,271,843)
                                                                                     ------------         ------------
     Total liabilities and stockholders' deficit                                     $  1,228,737         $  1,253,119
                                                                                     ============         ============



    The accompanying notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,

                                                               1999               2000                1999                2000
Revenues                                                    $   1,358         $        --         $    81,156         $        --
Cost of revenues                                                   --             685,313              19,647             685,313
                                                            ---------         -----------         -----------         -----------
        Gross margin                                            1,358            (685,313)             61,509            (685,313)
Operating expenses                                            534,845             945,119           1,596,189           1,896,895
                                                            ---------         -----------         -----------         -----------
        Loss from operations                                 (533,487)         (1,630,432)         (1,534,680)         (2,582,208)
   Interest expense                                          (123,293)           (572,010)           (287,909)           (746,053)
   Other income                                                46,445               7,895              46,807               9,549
                                                            ---------         -----------         -----------         -----------
        Loss from continuing operations                      (610,335)         (2,192,984)         (1,775,782)         (3,318,712)
Discontinued operations:
   Income (loss) on disposal of discontinued CD-ROM segment    12,518              (1,437)             72,600              36,311
                                                            ---------         -----------         -----------         -----------
        Net loss                                            $(597,817)        $(2,195,983)        $(1,703,182)        $(3,282,401)
                                                            =========         ===========         ===========         ===========
Basic and diluted loss per common share (Note 2):
   Loss from continuing operations                          $   (0.14)        $     (0.22)        $     (0.41)        $     (0.39)
   Discontinued operations                                       0.01               (0.00)               0.02               (0.00)
                                                            ---------         -----------         -----------         -----------
   Net loss per share                                       $   (0.13)        $     (0.22)        $     (0.39)        $     (0.39)
                                                            =========         ===========         ===========         ===========



    The accompanying notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statement of Stockholders' Deficit
 Unaudited


                                                                                Additional
                                                    Shares of        Common      Paid-In       Treasury     Accumulated
                                                   Common Stock      Stock       Capital        Stock         Deficit

Balances, January 1, 2000                           6,269,521        $ 6,270     $23,695,245    $(227,500)    $(26,836,098)

Issuance of common stock                            1,700,000          1,700       1,058,300
Exercise of employee stock options                     16,000             16           2,759
Exercise of common stock warrants                     177,500            178         135,923
Issuance of convertible debentures with
  beneficial conversion feature                                                      567,639
Issuance of common stock as payment of
  certain consulting and directors' fees,
  payroll and accounts payable items                  847,963            848       1,037,084
Conversion of notes, accounts, wages and
  related payroll taxes to shares of
  common stock and warrants to purchase             1,575,238          1,575       1,830,993
  357,464 shares ofcommon stock
Conversion of convertible debentures to             1,500,613          1,500         734,126
  shares of common stock

Net loss                                                                                                        (3,282,401)
                                                   ----------         ------      ----------     --------      -----------
Balances, June 30, 2000                            12,086,835         12,087      29,062,069     (227,500)     (30,118,499)
                                                   ==========         ======      ==========     ========      ===========


    The accompanying notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statements of Cash Flows
 Unaudited

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                 1999                2000
Cash flows from operating activities:
   Net loss                                                                  $(1,703,182)        $(3,282,401)
   Adjustments to reconcile net loss to net
        cash used by operating activities:
            Depreciation and amortization                                        476,300             398,894
            Noncash interest expense related to beneficial
                 conversion feature of debt                                      140,906             658,339
            Noncash operating expense related to consulting fees                      --             468,750
            Provision for inventory obsolescence                                      --             683,750
            Noncash operating expense related to payroll
                and directors' fees                                                   --             309,222
            Changes in current assets and liabilities:
                Accounts receivable                                               11,080              27,200
                Prepaid expenses                                                   8,413              16,400
                Inventory                                                         (9,976)           (152,204)
                Accounts payable                                                  24,435            (420,670)
                Other current liabilities                                        484,018            (526,322)
                                                                             -----------         -----------
                    Net cash used in operating activitities                     (568,006)         (1,819,042)
                                                                             -----------         -----------

Cash flows from investing activities:
   Purchase of fixed assets                                                                          (45,915)
   Issuance of short-term note receivable                                        (50,000)
                                                                             -----------         -----------
                    Net cash used in investing activitities                      (50,000)            (45,915)
                                                                             -----------         -----------

Cash flows from financing activities:
   Proceeds from short-term borrowings                                           137,553             130,000
   Payments on short-term borrowings                                                                 (30,000)
   Proceeds from long-term debt                                                  600,000           1,179,980
   Principal payments on long-term debt and capital lease obligations            (18,622)            (30,000)
   Proceeds from issuance of common stock                                          2,880           1,060,000
   Proceeds from exercise of common stock warrants                                    --             136,100
   Proceeds from exercise of common stock options                                     --               2,775
   Financing and debt issue costs                                                (87,025)           (134,980)
                                                                             -----------         -----------
                    Net cash provided by financing activitities                  634,786           2,313,875
                                                                             -----------         -----------

Net increase in cash and cash equivalents                                         16,780             448,918
Cash and cash equivalents, beginning of year                                      18,273                 383
                                                                             -----------         -----------
Cash and cash equivalents, end of period                                     $    35,053         $   449,301
                                                                             ===========         ===========



    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.

Notes to Unaudited Condensed Financial Statements

1.   Presentation of Unaudited Interim Financial Statements

     Information in the accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of and for the six months ended June 30, 1999 and 2000, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1999.

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to July 1, 2000. This statement has not had a material impact on the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This statement has not had a material impact on the Company.

     In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It is effective
     July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 has not had a material impact on the Company.

2.   Loss Per Share

     Basic and diluted loss per share were computed by dividing the net loss by the weighted average common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                                      ---------------------------        --------------------------
                                                                         1999             2000           1999             2000
Loss
         Basic and diluted:
                          Loss attributable to common stockholders     $(597,817)    $ (2,195,983)    $(1,703,182)    $(3,282,401)

Shares
         Basic and diluted:
                          Weighted-average common shares outstanding   4,440,283       10,126,337       4,395,137       8,437,406

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

     The Company issued $550,000 aggregate principal amount of 4% convertible debentures in the second quarter of 2000. The debentures have a term of four years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. The Company recorded debt discount and additional paid in capital for the $457,245 fair value of the beneficial conversion feature. During the second quarter, the holders of all $550,000 of these debentures exercised their option to convert into the Company's common stock. The Company issued 836,298 shares of common stock in connection with these conversions.

4.   Accounts, Notes, Wages and Related Payroll Tax Conversion

     In the first half of 2000, the Company converted $1,787,323 of outstanding debt into common stock upon the initial closing of a private offering. Investors in the private offering received 1,503,738 shares of the Company's common stock, calculated at the average closing bid price of the common stock for the five days immediately prior to acceptance of the investor's subscription agreement less twenty percent. In addition, investors received warrants to purchase common stock at the rate of one warrant for each five dollars of debt converted. The warrants have an exercise price of $1.44 and expire on April 9, 2003.

5.   Issuance of Common Stock

     In the first half of 2000, The Company issued 1,700,000 shares of common stock in private placements for a value of $1,060,000.

6.   Supplemental Cash Flow Information

     During the first half of 2000, the Company issued 847,963 shares of common stock with a value of $1,037,932 as payment for certain consulting and directors' fees and certain payroll expenses.

     In the first half of 2000, $735,626 of the convertible debentures were converted into 1,500,613 shares of common stock.

     Also in the first half of 2000, $1,814,970 of accounts, notes, wages and related payroll taxes were converted into 1,575,238 shares of common stock and warrants to purchase 357,464 shares of common stock.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD
LOOKING STATEMENTS.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

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

         The Company has continued to focus most of its development and production efforts during 1998 and, although on a much more limited basis, through 1999 and into 2000 on the T 6000, while also seeking new projects for the Company's digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. The Company has produced its initial trial run of the T 6000 set top boxes, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee (Taylor-White"). The Company sold 13 of these trial run boxes to Northern Telecom ("Nortel") in September 1998 for use in their demonstration facility in Ottawa, Canada. In addition, Nortel purchased a CTL 7000 digital video server. In December, 1999, the Company entered into a manufacturing agreement with Global PMX Company, Limited, under which all T 6000 digital set top boxes are manufactured in Global PMX plants in Taiwan and China. In June 2000 the Company entered into an agreement with nCUBE Corporation which, among other things, provided that nCUBE will manufacture the Company's CTL 9500 digital video server.

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

         In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998. The Company has not been successful in finding a buyer for the segment which had revenues of $173,380 and $69,420 for the six months ended June 30, 1999 and 2000, respectively, and has made the decision to expend no further resources in this effort. Accordingly, assets related to this segment have been written down to zero and, except for filling any miscellaneous customer orders which may be received, this segment is completely inactive.

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

         The Company has one interactive video customer that represented 50% of the Company's revenues in 1999 and 0% in the first half of 2000, and one CD-ROM customer which represented 94% of the Company's revenues in the first half of 2000. Export sales represented 35% of revenues for 1999, 0% for 2000, respectively.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Revenues

         The Company had no revenues for the quarter ended June 30, 2000, as compared to approximately $1,400 for the same period in 1999. The primary reason for this decrease is due to the lack of interactive video sales in the second quarter of 2000. The low level of interactive video sales is a result of the constrained sales and marketing activities caused by the Company's cash situation. Sales of interactive video services in the second quarter of 1999 were to Optelecom.

Costs of Revenues

         Costs of revenues were approximately $684,000 in the second quarter of 2000, as compared to $-0- in 1999. The Company had a negative gross margin of approximately $684,000 in the second quarter of 2000, as compared to approximately $1,400 for the same period in 1999. Costs of revenues in 2000 were related to an increase in inventory obsolescence. During the second quarter of 2000, the Company reached an agreement with nCUBE Corporation under which nCUBE will manufacture the Company's updated version of it's digital video server. This updated version rendered obsolete portions of the raw material inventory related to the former versions of the digital video servers.

Operating Expenses

         Operating expenses for the three months ending June 30, 2000 were approximately $945,000 as compared to approximately $535,000 for the same period in 1999. This increase results from non-cash charges relating to the payment in shares of common stock of the Company of directors' fees and certain payroll items and consulting expenses. Facility expenses in the quarter ended June 30, 2000 decreased when compared to the prior year as a result of the relocation of the Company's operations to a significantly less costly facility and the settlement with it's prior landlord to issues related to the breach of a lease. Approximately $540,000 of the operating expenses in the three months ended June 30, 2000 were non-cash.

Interest Expense

         Interest expense in the second quarter of 2000 was approximately $572,000 as compared to approximately $123,000 in the second quarter of 1999. Of the amount in the second quarter of 2000, approximately $518,000 was non-cash expense related to the features of certain debentures issued in the first half of 2000.

Net Loss

         As a result of the above factors, net loss from continuing operations for the three months ended June 30, 2000, was approximately $2,193,000 as compared to $610,000 for the same period in 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Revenues

         There were no revenues for the six months ended June 30, 2000 as compared to approximately $81,000 for the same period in 1999. The primary reason for this decrease is due to the lack of interactive video sales in 2000. The low level of interactive video sales is a result of the constrained sales and marketing activities caused by the Company's cash situation.

Costs of Revenues

         Costs of revenues for the six months ended June 30, 2000 were approximately $685,000 as compared to approximately $20,000 in 1999. The Company's negative gross margin was approximately $685,000 for the six months ended June 30, 2000 as compared to a gross margin of approximately $62,000 for the same period in 1999.

         The increase in costs of revenues was primarily due to additional inventory obsolescence associated with an agreement with nCUBE Corporation to manufacture the Company's updated line of digital video servers. A significant portion of the revenues generated in 1999 were for services that had little or no associated costs.

Operating Expenses

         Operating expenses for the six months ending June 30, 2000 were approximately $1,897,000 as compared to $1,596,000 for the same period in 1999. Operating expenses increase due to the engagement of consultants to assist the Company with investor relations and investment banking and non-cash payments of directors' fees for prior years services. These increases of approximately $1,005,000 are all non-cash expenses. Amortization increased due to the initial closing of a private offering in which approximately $1,787,000 of outstanding debt was canceled in exchange for common stock and warrants
(Note 4). These increases were partially offset by a reduction in payroll, facility and depreciation expenses of approximately $890,000 in 2000 from 1999. These decreases reflect the Company's continuing efforts to conserve cash and to minimize operating costs. Employment decreased from an average of approximately 30 full time staff during the first quarter of 1999 to a current level of approximately 5 during the first half of 2000. In January, 2000, the Company relocated to a significantly less costly facility. This relocation resulted in the abandonment of certain leashold improvements and furniture recorded as part of a capitalized lease which was returned.

Interest Expense

         Interest expense in the first six months of 2000 was approximately $746,000 as compared to approximately $288,000 in the first six months of 1999. Of these amounts, approximately $670,000 and $141,000 in 2000 and 1999, respectively, are non-cash expenses related to the convertible features of certain debentures issued in 2000 and 1999.

Net Loss

         As a result of the above factors, net loss from continuing operations for the six months ended June 30, 2000 was approximately $3,319,000 as compared to $1,776,000 for the same period in 1999.

Liquidity and Capital Resources

         The primary source of financing for the Company since its inception has been through the issuance of debt, convertible debt and common and preferred stock.

         The Company had cash balances on hand as of June 30, 2000 of approximately $449,000. The Company's cash position continues to be uncertain.

         The Company raised $600,000 between January 1999 and March 1999 and $314,980 between October 1999 and December 1999 in private placements of interest-bearing convertible debentures. In addition to the private placements of convertible debentures in 1999, in September 1999 the Company entered into a $5,000,000 Line of Credit Agreement. Advances against this Line of Credit are in the form of 4% Convertible Debentures and became effective with the filing of the registration statement underlying the Convertible Debentures in April 2000. Since the registration became effective the Company has drawn $550,000 against this line of credit.

         In the first half of 2000, in addition to the Line of Credit draw noted above, the Company received gross proceeds from a private placement of convertible debt totaling $630,000 and received $136,000 from the exercise of common stock warrants. During the six months ended June 30, 2000, the Company canceled approximately $1,787,000 of outstanding debt upon the initial closing of a private offering. Of such debt, approximately $665,000 was held by the Company's officers and directors and approximately $377,000 was held by other current and former employees. Investors in the private offering received shares of the Company's common stock and warrants to purchase additional common shares. In addition, during June 2000 an investor purchased 1,500,000 shares of the Company's common stock for $1,020,000. The Company is looking at several other options in terms of improving its cash situation. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has granted a security interest in its property to its landlord, which was released as part of a settlement relating to a breach of a lease, and has granted a security interest in its personal property to one of its legal counsel. Such security interest may hinder the Company's efforts to obtain financing. There can be no assurance that the Company will be able to obtain any such required additional funds from any source on a timely basis, on favorable terms, or at all. The lack of sales or a significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern or to resume a full-scale level of operations.

         Since its inception in January 1993 and through June 30, 2000, the Company has an accumulated deficit of $30,118,499. The Company expects to incur operating losses for the indefinite future as it continues to solidify its technology and achieve some sales success. The Company is also continuing to pursue its sales efforts by offering attractive pricing to close sales in a timely manner. Since January 1, 1999, the Company has received new interactive service orders from Hopkinsville Electric Service and Optelecom. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         As of June 30, 2000 the Company had a negative net working capital of approximately $202,000. The Company had no significant capital spending or purchase commitments at June 30, 2000 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

         The Company has no existing bank lines of credit.

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of the Company's computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure of miscalculations causing potential disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Through July 2000, the Company has not experienced significant or material malfunctions in its information technology (IT) systems as the result of Year 2000. The Company believes it could experience minor malfunctions of its IT systems and non-IT business systems not previously detected, but that these minor malfunctions will not have a material impact on the Company's results of operations or financial condition. As discussed below, the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties. Through July, 2000, the Company's key vendors and customers have not reported any significant Year 2000 compliance problems and the Company's financial results have not been negatively impacted by Year 2000 failures of third parties. However, because the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as calendar year 2000 progresses. Based upon its efforts to date, the Company believes that all mission critical hardware and software has been vendor verified and tested as year 2000 compliant. The Company does not expect the activities of the Year 2000 readiness program to have a material adverse effect on the ongoing business operations of the Company.

PART II
OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        Exhibit 11 Statement re: computation of per share earnings (included in Note 2 of the "Notes to Unaudited Financial Statements")

        Exhibit 27     Financial Data Schedule

(b)     Reports on Form 8-K

        One report on Form 8-K was filed on July 11, 2000 (Item 5. Other
        Events).

                                    SIGNATURE


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000



                      CELERITY SYSTEMS, INC. (Registrant)



                           By: /s/ Kenneth D. VanMeter
                               -----------------------
                               Kenneth D. Van Meter
                               President and Chief Executive Officer
                                and Chairman of the Board
                                  (Principal Executive Officer and
                                  Principal Financial Officer)