Form 10QSB
period 2000-09-30
CELERITY SYSTEMS INC
filed 2000-11-14
CIK 1006459

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         September 30, 2000
         ------------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /


As of October 20, 2000, 12,704,409 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Form 10-QSB. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth herein and in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such risks include, without limitation, the Company's history losses and accumulated deficit, and need for additional financing; risks applicable to foreign sales, the lack of assurance of the Company's technological success, competition and others. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statement labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

Recent Stockholders' Meeting

         On October 17, 2000, at the Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Certificate of Incorporation which increased the number of shares of Common Stock that the Board of Directors may authorize and issue from 15 million to 50 million.

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

         In February 1999, the Company received a purchase order from Hopkinsville Electric Service ("HES") which included one CTL 9000 digital video server and up to 1,000 T 6000 digital set top boxes. HES has purchased 25 T 6000 digital set top boxes and associated hardware and software, which was scheduled to ship in the second quarter of 1999, along with the CTL 9000 digital video server. However, HES's network was not yet ready. At this point, the Company cannot be certain when the order will ship. The value of this purchase order in total is approximately $1,024,000. This is the first deployment of the Company's systems for an electric utility company, one of the Company's planned major market opportunities.

         On June 22, 2000, WIT Technologies, Inc. ("WIT") executed a written agreement with the Company to buy digital video servers and all of its requirements for the next five years for digital set top boxes. WIT is obligated to order a minimum of 500,000 set top boxes. The Company estimates that, should this obligation be fulfilled, this would result in approximately $275 million in revenue over five years. If WIT fails to meet its minimum purchase obligation, it must pay $100,000 in liquidated damages. On September 27, 2000, WIT placed its first order for 100 of the Company's T 6000 set top boxes.

         On August 10, 1999, the Company entered into a definitive agreement to merge with FutureTrak International, Inc., a firm specializing in the multi-dwelling unit marketplace, which contemplated the merger of FutureTrak into a wholly-owned subsidiary of the Company. However, on December 7, 1999, the companies jointly terminated the merger agreement primarily because efforts to obtain necessary funding for the planned activities of the merged companies had not proven successful.

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

         Management has also focused on attempting to obtain the necessary capital to maintain the Company's operations. The Company is continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to pursue sales opportunities. The Company has narrowed its sales efforts to those which, the Company believes, have the best chance of closing in the near term. With the departure of the Company's Vice President of Sales and Marketing in October 1998, and through 1999, the Company's sales efforts were supervised by its President. In March 2000, the Company hired a Director of Sales and Marketing. The Company continues to encounter a longer and more complex sales cycle and to realize fewer sales than previously anticipated However, management believes that the Company is now better positioned to become an important participant in many of its key market segments. There can be no assurance that this will be the case. Because of the Company's long-term sales cycle, period-to-period comparisons set forth below may not be meaningful and may not necessarily be indicative of the results that may be expected for future periods.

In February 1998, following the unsuccessful conclusion of the Company's efforts to retain a qualified general manager for its CD-ROM segment, the Company decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues, and the Company's need to focus its efforts and resources on the interactive video segment. The Company then developed a formal plan of disposal which became effective in May 1998. The Company has not been successful in finding a buyer for the segment which had revenues of $173,380 and $70,070 for the nine months ended September 30, 1999 and 2000, respectively, and has made the decision to expend no further resources in this effort. Accordingly, assets related to this segment have been written down to zero and, except for filling any miscellaneous customer orders which may be received, this segment is completely inactive.

         The Company has one interactive video customer that represented 50% of the Company's revenues in 1999 and 0% in the first three quarters of 2000, and one CD-ROM customer which represented 94% of the Company's revenues in the first three quarters of 2000. Export sales represented 35% of revenues for 1999, 0% for 2000, respectively.

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Revenues

         The Company had no revenues for the quarters ended September 30, 1999 and 2000. The lack of interactive video sales is a result of the constrained sales and marketing activities caused by the Company's cash shortage.

Costs of Revenues

         Costs of revenues were $-0- in both the third quarters ended September 30, 1999 and 2000 due to the lack of sales in those quarters.

 Operating Expenses

         Operating expenses for the three months ending September 30, 2000 were approximately $774,000 as compared to approximately $661,000 for the same period in 1999. This increase results from increased legal, consulting and outside engineering expenses, related to the updated version of the T 6000 set top box, incurred in the current quarter. Facility expenses and depreciation in the quarter ended September 30, 2000 decreased when compared to the prior year as a result of the relocation of the Company's operations to a significantly less costly facility.

Interest Expense

         Interest expense in the third quarter of 2000 was approximately $92,000 as compared to approximately $154,000 in the third quarter of 1999. This reduction, resulting primarily from the conversion of convertible debentures in the third quarter of 2000, is partially offset by liquidated damages due to the delay in having an effective registration statement.

Loss from Continuing Operations

         As a result of the above factors, loss from continuing operations for the three months ended September 30, 2000, was approximately $881,000 as compared to $811,000 for the same period in 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Revenues

         There were no revenues for the nine months ended September 30, 2000 as compared to approximately $81,000 for the same period in 1999. The primary reason for this decrease is due to the lack of interactive video sales in 2000. The low level of interactive video sales is a result of the constrained sales and marketing activities caused by the Company's cash shortage.

Costs of Revenues

         Costs of revenues for the nine months ended September 30, 2000 were approximately $685,000 as compared to approximately $20,000 in 1999. The Company's negative gross margin was approximately $685,000 for the six months ended June 30, 2000 as compared to a gross margin of approximately $62,000 for the same period in 1999.

         The increase in costs of revenues was primarily due to additional inventory obsolescence associated with an agreement with nCUBE Corporation to manufacture the Company's updated line of digital video servers. A significant portion of the revenues generated in 1999 were for services that had little or no associated costs.

Operating Expenses

         Operating expenses for the nine months ending September 30, 2000 were approximately $2,671,000 as compared to $2,257,000 for the same period in 1999. Operating expenses increased due to the engagement of consultants to assist the Company with investor relations and investment banking, non-cash payments of directors' fees, and increased legal expenses. Of these increases approximately $1,031,000 are non-cash expenses. Amortization increased due to the initial closing of a private offering in which approximately $1,787,000 of outstanding debt was canceled in exchange for common stock and warrants at a beneficial conversion rate (See Note 5 to the financial statements). These increases were partially offset by a reduction in payroll, facility and depreciation expenses of approximately $884,000 in 2000 from 1999. These decreases reflect the Company's continuing efforts to conserve cash and to minimize operating costs. Employment decreased from an average of approximately 30 full time staff during the first quarter of 1999 to approximately 7 since that time through the third quarter of 2000. In January, 2000, the Company relocated to a significantly less costly facility. This relocation resulted in the abandonment of certain leasehold improvements and furniture recorded as part of a capitalized lease which was returned

Interest Expense

         Interest expense in the first nine months of 2000 was approximately $838,000 as compared to approximately $442,000 in the first nine months of 1999. Of these amounts, approximately $670,000 and $141,000 in 2000 and 1999, respectively, are non-cash expenses related to the features of certain debentures issued in 2000 and 1999, and approximately $89,000 in 2000 relate to liquidated damages due to the late filing of certain registration statements.

Loss from Continuing Operations

         As a result of the above factors, loss from continuing operations for the nine months ended September 30, 2000 was approximately $4,200,000 as compared to $2,586,000 for the same period in 1999.

Liquidity and Capital Resources

         The primary source of financing for the Company since its inception has been through the issuance of debt, convertible debt and common and preferred stock.

         The Company had cash balances on hand as of September 30, 2000 of approximately $108,000. The Company's cash position continues to be uncertain.

         The Company raised $600,000 between January 1999 and March 1999 and $314,980 between October 1999 and December 1999 in private placements of interest-bearing convertible debentures. In addition to the private placements of convertible debentures in 1999, in September 1999, the Company entered into a $5,000,000 Line of Credit Agreement. Advances against this Line of Credit are in the form of 4% Convertible Debentures and became effective with the filing of the registration statement underlying the Convertible Debentures in April 2000. Since the registration became effective, the Company has drawn $550,000 against the line of credit. This Line of Credit Agreement terminated on September 30, 2000 but was renewed as of October 16, 2000. This renewal was on substantially similar terms and conditions as the prior agreement but was increased to a maximum of $10,000,000 and extended to October 31, 2001.

         During the nine months ended September 30, 2000, in addition to the Line of Credit draw noted above, the Company received net proceeds from a private placement of convertible debt totaling $562,500 and received $136,000 from the exercise of common stock warrants. During the nine months ended September 30, 2000, the Company canceled, by converting to common stock and warrants, approximately $1,787,000 of outstanding debt upon the initial closing of a private offering. Of such debt, approximately $665,000 was held by the Company's officers and directors and approximately $377,000 was held by other current and former employees. Investors in the private offering received shares of the Company's common stock and warrants to purchase additional common shares. In addition, during June 2000 a private investor purchased 1,500,000 shares of the Company's common stock for $1,020,000. In the third quarter of 2000, the Company received $369,000, net of offering costs, on the private placement of 41 shares of its Series A convertible preferred stock.

         The Company is investigating several other options in terms of improving its cash shortage. The Company continues to seek financing, including possible strategic investment or opportunities to sell some or all of the Company's assets and business, while continuing to aggressively pursue product sales opportunities. The Company has granted a security interest in its property to its landlord, which was promised to be released as part of a settlement relating to a breach of a lease, and has granted a security interest in its personal property to one of its legal counsel. Such security interest may hinder the Company's efforts to obtain financing. There can be no assurance that the Company will be able to obtain any such required additional funds from any source on a timely basis, on favorable terms, or at all. The lack of sales or a significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern or to resume a full-scale level of operations (which reduction began in March of 1999 due to departure of several employees and the reduction of the working capital available to the Company).

         Since its inception in January, 1993 and through September 30, 2000, the Company has an accumulated deficit of $31,358,959. The Company expects to incur operating losses for the indefinite future as it continues to advance its technology and achieve increasing sales success. Since January 1, 1999, the Company has received new interactive service orders from Hopkinsville Electric Service and WIT Technologies. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         As of September 30, 2000 the Company had a negative net working capital of approximately $895,000. The Company had no significant capital spending or purchase commitments at September 30, 2000 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

         In October 2000, the Company filed a registration statement with the Securities and Exchange Commission partly to register shares of common stock for resale by certain selling stockholders and 7 million shares of common stock which may be issued upon the conversion of convertible debentures issued in connection with the Line of Credit Agreement noted above.

         The Company has no existing bank lines of credit.

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Through September 2000, the Company has not experienced significant or material malfunctions in its information technology (IT) systems as the result of Year 2000 nor have any of the Company's key vendors and customers reported any significant compliance problems.

 CELERITY SYSTEMS, INC.
 Balance Sheets
 Unaudited


                                                                                                                  September 30, 2000
                                                                                              December 31, 1999      (unaudited)
                                                                                              -----------------   ------------------
Assets
   Cash                                                                                            $        383      $    107,982
   Accounts receivable                                                                                   31,500                --
   Other receivables                                                                                     28,000                --
   Inventory, net                                                                                       854,353           374,179
   Prepaid expenses                                                                                      24,000            56,588
                                                                                                   ------------      ------------
        Total current assets                                                                            938,236           538,749

Property and equipment, net                                                                             104,686           117,880
Debt offering costs, net of accumulated amortization of $134,894
  and $127,634 respectively                                                                              76,629            71,344
Other assets                                                                                            109,186            74,614
                                                                                                   ------------      ------------
     Total assets                                                                                  $  1,228,737      $    802,587
                                                                                                   ============      ============

Liabilities, Redeemable Preferred Stock, Common stock and other
  Stockholders' Equity (Deficit)

Accounts payable                                                                                   $    984,341      $    349,680
Accrued wages and related taxes                                                                       1,209,639           163,267
Accrued interest                                                                                        224,622           198,572
Other accrued liabilities                                                                               309,513           172,452
Notes payable                                                                                           557,252           130,000
Current maturities of long-term debt and capital lease obligations                                      401,173           420,000
                                                                                                   ------------      ------------
     Total current liabilities                                                                        3,686,540         1,433,971

Long-term debt and capital lease obligations, less current maturities                                   904,280           879,579
                                                                                                   ------------      ------------
     Total liabilities                                                                                4,590,820         2,313,550

Series A redeemable convertible preferred stock, $.01 par value, 50 shares authorized, 0 and 41 shares issued and outstanding at
     December 31, 1999 and September 30, 2000, respectively (aggregate
     liquidation value at September 30, 2000 of $412,000)                                                    --           494,460

 Common stock and other Stockholders' Equity (Deficit)

Common stock, $.001 par value, 15,000,000 shares authorized, 6,269,521 issued and 5,932,157 outstanding, and 12,512,448 issued and 12,175,084 outstanding at December 31, 1999
     and September 30, 2000, respectively                                                                 6,270            12,512
Additional paid-in capital                                                                           23,695,245        29,568,524
Treasury stock, at cost, 337,364 shares at December 31, 1998 and  September 30, 2000                   (227,500)         (227,500)
Accumulated deficit                                                                                 (26,836,098)      (31,358,959)
                                                                                                   ------------      ------------
     Total stockholders' equity (deficit)                                                            (3,362,083)       (2,005,423)
                                                                                                   ------------      ------------
Liabilities, Redeemable Preferred Stock, Common stock and other Stockholders' Equity (Deficit)     $  1,228,737      $    802,587
                                                                                                   ============      ============



    The accompanying notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited


                                                                      Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                    1999           2000          1999           2000
                                                                -----------    -----------    -----------    -----------
  Revenues                                                      $        --    $        --    $    81,156    $        --
  Cost of revenues                                                       --             --         19,647        685,313
                                                                -----------    -----------    -----------    -----------
          Gross margin                                                   --             --         61,509       (685,313)
  Operating expenses                                                660,809        774,396      2,256,998      2,671,292
                                                                -----------    -----------    -----------    -----------
          Loss from operations                                     (660,809)      (774,396)    (2,195,489)    (3,356,605)

Interest expense                                                   (153,841)       (92,093)      (441,750)      (838,146)
Other income                                                          4,183        (14,842)        50,990         (5,293)
          Loss from continuing operations                          (810,467)      (881,331)    (2,586,249)    (4,200,044)
  Discontinued operations:
     Income (loss) on disposal of discontinued CD-ROM segment        69,972         (1,218)       142,572         35,094
                                                                -----------    -----------    -----------    -----------
          Net loss                                              $  (740,495)   $  (882,549)   $(2,443,677)   $(4,164,950)
Amortization of beneficial conversion feature of Series A
   redeemable convertible preferred stock (Note 4)-                      --          9,652             --          9,652
Accretion of preferred stock (Note 4)                                    --        348,260             --        348,260
                                                                -----------    -----------    -----------    -----------
          Net loss  applicable to common shareholders           $  (740,495)   $(1,240,461)   $(2,443,677)   $(4,522,862)
                                                                ===========    ===========    ===========    ===========

  Basic and diluted loss per common share (Note 2):
                                                                -----------    -----------    -----------    -----------
     Net loss per share                                         $     (0.15)   $     (0.10)   $     (0.50)   $     (0.45)
                                                                ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statements of Cash Flows
Unaudited

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                               -----------------------------
                                                                                  1999               2000
                                                                               -----------       -----------
Cash flows from operating activities:
   Net loss                                                                    $(2,443,677)      $(4,164,950)
   Adjustments to reconcile net loss to net
        cash used by operating activities:
            Depreciation and amortization                                          644,980           477,484
            Noncash interest expense related to beneficial
                 conversion feature of debt                                        229,650           658,339
            Noncash operating expense related to consulting fees                        --           567,197
            Provision for inventory obsolescence                                        --           683,750
            Noncash operating expense related to payroll
                and directors' fees                                                     --           327,090
            Changes in current assets and liabilities:
                Accounts receivable                                                 15,954            31,500
                Prepaid expenses                                                    18,240            22,100
                Inventory                                                          (84,176)         (203,576)
                Accounts payable                                                  (115,117)         (421,561)
                Other current liabilities                                          644,912          (471,582)
                                                                               -----------       -----------
                    Net cash used in operating activitities                     (1,089,234)       (2,494,209)
                                                                               -----------       -----------
Cash flows from investing activities:
   Purchase of fixed assets                                                             --           (48,567)
   Issuance of short-term note receivable                                          (50,000)               --
                                                                               -----------       -----------
                    Net cash used in investing activitities                        (50,000)          (48,567)
                                                                               -----------       -----------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                             137,593           200,000
   Payments on short-term borrowings                                                    --          (100,000)
   Proceeds from long-term debt                                                  1,100,000         1,179,980
   Principal payments on long-term debt and capital lease obligations              (24,806)          (60,000)
   Proceeds from Series A preferred stock offering, net of offering costs               --           369,000
   Proceeds from issuance of common stock                                               --         1,060,000
   Proceeds from exercise of common stock warrants                                  36,605           136,100
   Proceeds from exercise of common stock options                                    2,881             2,775
   Financing and debt issue costs                                                 (130,551)         (137,480)
                                                                               -----------       -----------
                    Net cash provided by financing activitities                  1,121,722         2,650,375
                                                                               -----------       -----------

Net increase in cash and cash equivalents                                          (17,512)          107,599
Cash and cash equivalents, beginning of year                                        18,273               383
                                                                               -----------       -----------

Cash and cash equivalents, end of period                                       $       761       $   107,982
                                                                               ===========       ===========

              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

CELERITY SYSTEMS, INC.

Notes to Unaudited Condensed Financial Statements

1.     Presentation of Unaudited Interim Financial Statements

       Information in the accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of and for the three month and nine month periods ended September 30, 1999 and 2000, is unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 10K-SB of the Company as of and for the year ended December 31, 1999.

       In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to fiscal year 2001. This statement is not expected to have a material impact on the Company.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It is effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This statement is not expected to have a material impact on the Company.

       In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issued related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. Adoption of FIN 44 did not had a material impact on the Company.

       The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital problems. Additionally, the lack of sales or a significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern

       The Company has focused on attempting to obtain the necessary capital to maintain it's operations. Additionally, the Company has narrowed its sales efforts to those which have the best chance of closing in the near term. The Company believes that it is now better positioned to become an important participant in many of its key market segments.

2.     Loss Per Share

       Basic and diluted loss per share were computed by dividing the net loss by the weighted average common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a loss and inclusion of equivalents would be anti-dilutive.

       Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                         Three Months Ended                    Nine Months Ended
                                                             September 30,                       September 30,
                                                    -------------------------------       -------------------------------
                                                        1999               2000               1999               2000
                                                    ------------       ------------       ------------       ------------
Loss
  Basic and diluted:
    Loss attributable to common stockholders        $   (740,495)      $ (1,240,461)      $ (2,443,677)      $ (4,522,862)

Shares
  Basic and diluted:
    Weighted-average common shares outstanding         4,842,655         12,497,652          4,887,354         10,069,568

3.     Issuance of Convertible Debentures

       The Company issued $629,980 aggregate principal amount of 8% convertible debentures in the first quarter of 2000. The debentures have a term of three years and are convertible into the Company's common stock at a price, at the option of the holder, equal to either (i) 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion, or (ii) $1.50 per share. Celerity may redeem the debentures at a redemption price of 125% of the principal amount, plus accrued interest. All outstanding principal and interest is subject to mandatory conversion three years after issuance. The Company recorded debt discount and additional paid in capital for the $110,394 fair value of the beneficial conversion feature. This discount has been amortized into interest expense.

       The Company issued $550,000 aggregate principal amount of 4% convertible debentures in the second quarter of 2000. The debentures have a term of four years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. The Company recorded debt discount and additional paid in capital for the $457,245 fair value of the beneficial conversion feature. This discount has been amortized into interest expense. During the second quarter, the holders of all $550,000 of these debentures exercised their option to convert into the Company's common stock. The Company issued 1,035,748 shares of common stock in connection with the conversion of these 4% convertible debentures.

       In addition there were 935,861 shares of common stock issued in connection with conversion of $406,793 of convertible debentures outstanding as of December 31, 1999.

4.     Issuance of Series A Redeemable Convertible Preferred Stock

       In August 2000, the Company consummated a private placement of 41 shares of Series A redeemable convertible preferred Stock ("Preferred Stock"), resulting in net proceeds of approximately $369,000. In addition to the net proceeds warrants were issued to the placement agent as part of the underwriting fee which had a fair market value of approximately $200,000. This was recorded as a cost of the offering.

       The Preferred Stock is convertible into shares of Common Stock at a conversion price equal to the lesser of (i) $1.40 per share or (ii) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of conversion. The Preferred Stock is convertible no earlier than 90 days from its issuance or the date of effectiveness of a registration statement registering the Common Stock into which the Preferred Stock is convertible. All shares of Preferred Stock outstanding on August 31, 2002 convert into shares of Common Stock as if holders of such shares had delivered a conversion notice effective at such date.

       The holders of two-thirds of the Preferred Stock can require the Company to redeem their shares upon the occurrence of any of the following events: (a) a merger where the Company is not the surviving entity, (b) a sale of all or substantially of the the Company's assets, (c) failure to maintain an effective registration statement, or (d) failure to comply with certain other covenants . The amount payable upon such redemption ranges from liquidation value to a premium of up to 120%. The Company, at its option, can redeem the Preferred Stock upon payment of 125% of the liquidation value. In the third quarter of 2000 the Company accreted the carrying value of its Preferred Stock to 120% of liquidation value by increasing the accumulated deficit by 348,260.

       Each share of Preferred Stock has a liquidation preference of $10,000 plus an amount representing 6% per annum accrued since issuance. The Preferred Stock does not pay a dividend.

       On the date of issuance of the Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock is convertible. The beneficial conversion feature will be reflected as a dividend over the period until the stock is convertible. The Company recorded a $9,652 dividend in the third quarter and will record $24,290 in the fourth quarter.

5.     Accounts, Notes, Wages and Related Payroll Tax Conversion

       In the first half of 2000, the Company converted $1,787,323 of outstanding debt into common stock upon the initial closing of a private offering. Investors in the private offering received 1,575,238 shares of the Company's common stock, calculated at the average closing bid price of the common stock for the five days immediately prior to acceptance of the investor's subscription agreement less twenty percent. In addition, investors received warrants to purchase common stock at the rate of one warrant for each five dollars of debt converted. The warrants have an exercise price of $1.44 and expire on April 9, 2003.

       Also during 2000, $1,288,994 of certain consulting and directors' fees, payroll and accounts payable items were paid through the issuance of 802,580 shares of common stock at market value at time of payment.


6.     Issuance of Common Stock

       In the first half of 2000, the Company issued 1,700,000 shares of common stock in private placements for a value of $1,060,000 net of offering costs..

7.     Supplemental Cash Flow Information

       During 2000, the Company issued 802,580 shares of common stock with a value of $1,288,994 as payment for certain consulting and directors' fees and certain payroll expenses.

       Also during 2000, $956,793 of the convertible debentures were converted into 1,971,609 shares of common stock.

       Also in the first half of 2000, $1,832,568 of accounts, notes, wages and related payroll taxes were converted into 1,575,238 shares of common stock and warrants to purchase 357,464 shares of common stock.

8.     Subsequent Events

       On October 17, 2000, at the Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Certificate of Incorporation which increased the number of shares of Common Stock that the Board of Directors may authorize and issue from 15 million to 50 million.

       In September 1999, the Company entered into a $5,000,000 Line of Credit Agreement. Advances against this Line of Credit are in the form of 4% Convertible Debentures and became effective with the filing of the registration statement underlying the Convertible Debentures in April 2000. This Line of Credit Agreement terminated on September 30, 2000 but was renewed as of October 16,2000. This renewal was on substantially similar terms and conditions as the prior agreement but was increased to a maximum of $10,000,000 and extended to October 31, 2001.

                                    SIGNATURE


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000



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