Form 10KSB
period 2000-12-31
CELERITY SYSTEMS INC
filed 2001-04-02
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         For the transition period from ____________ to _______________

                           Commission File No. 0-23279

      CELERITY SYSTEMS, INC. (Name of small business issuer in its charter)
      ----------------------

             Delaware                               52-2050585
      ---------------------                 ------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

         Celerity Systems, Inc.
        122 Perimeter Park Drive
          Knoxville, Tennessee                          37922
      -------------------------------                   -----
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

   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

   Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

   State issuer's revenues for its most recent fiscal year: $-0-

   Aggregate market value of voting stock held by non-affiliates of registrant as of March 20, 2001: $9,364,815

   Shares of Common Stock outstanding as of March 20, 2001: 49,812,845

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

      This Annual Report on Form 10-KSB contains forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. See "Description of Business", "Risk Factors" and "Forward-Looking Statements and Associated Risks."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      Celerity Systems, Inc. was incorporated in Tennessee in 1993 and was re-incorporated in Delaware in August 1997. We design, develop, integrate, install, operate and support interactive video and high speed Internet services hardware and software. In the interactive video and high speed Internet services areas, we seek to provide solutions, including products and services developed by us and by others, that enable interactive video programming and applications to be provided to a wide variety of market segments. In 1997 and 1998, we installed 16 digital video servers in six countries (China, Korea, Israel, Taiwan, based on these installations, the US and Canada) on several different network types which accommodate interactive video services. We believe that we have demonstrated the ability to deploy and operate interactive video systems over various major network types.

COMPANY OVERVIEW

      We develop and manufacture digital video servers and digital set top boxes for the interactive television and high speed Internet markets. We also are seeking to offer a number of enhanced services such as home energy management, and security and healthcare monitoring, and have identified several market segments for the long-term deployment of this technology: multiple dwelling units ("MDU") housing, hotels, schools, telephone, cable, and energy companies, hospitals and assisted living centers, and corporate applications.

      We have targeted the following market segments:

      In the near-term, we believe the MDU marketplace offers a promising outlet for our products with nearly 34 million housing units in the United States alone. We believe that this market opportunity exists due, in part, to poor service provided by traditional cable operators, and because it is possible to sign long-term exclusive right of entry contracts with building owners in 35 states. We recently announced our first three MDU projects for Bala Properties.

      We also believe that the hospitality industry is also well suited to our products. We recently announced our first large order from a hospitality system operator, WIT Technologies of Seattle, Washington, for a minimum of 500,000 digital set top boxes and an exclusive arrangement on all set top boxes and digital video servers for a period of five years. Market research indicates that guests are no longer satisfied with cable TV and pay-per-view alone and instead are demanding new services, such as interactive TV and high-speed Internet connections.

      Education is emerging as a high priority under the new administration. State and federal governments are spending heavily on education technologies. We recently announced our first sale to a school in the Adena School District in Ohio.

      We also believe that the intense competition among traditional telecommunications companies, cable companies, competitive local exchange carriers (CLECs), long distance carriers, energy companies, and Internet service providers (ISPs) to provide a robust suite of enhanced broadband digital services to homes, schools, multi housing, hospitals, and the hospitality industry provides another emerging opportunity for our products.

      The burgeoning need for extensive but user-friendly services in hospitals, assisted living facilities also appears to offer great opportunities for us. In addition to a demand for entertainment programming, our services can include staff and patient training and education, medical monitoring and management.

RECENT DEVELOPMENTS

      As of December 31, 2000, we had cash on hand of $10,366 and a negative working capital of approximately $1,453,000. During 1999 and 2000, our operations were financed primarily from the sale of debt and equity securities. For the foreseeable future, we believe we will continue to rely on external capital to fund our operations. Since December 31, 2000, we have received approximately $2.6 million from the sale of debt and equity securities, of which approximately $1.25 million is remaining. We believe that we have enough cash to last for approximately six months. Thereafter, we will need to raise additional capital. We also anticipate that our equity line of credit will become more attractive if there is an increase in the share price of our common stock. Under the line of credit arrangement, we may elect to draw down up to $10,000,000 aggregate principal amount of debentures with a maximum drawdown of up to

$500,000  per  calendar  month,   through  October  31,  2001,  subject  to  the
satisfaction of certain conditions, including conditions relating to the trading volume of our Company's common stock.

      We are continuing to seek additional sources of capital in order to repay our obligations and to provide for our working capital requirements for the long-term. We are also continuing to seek strategic investments from one or more large or well-known companies in the interactive video services, telecommunications or high speed Internet industries. We believe that the involvement of such a firm or firms is material to our ability to grow. There can be no assurance that we will be able to obtain any such required additional funds on a timely basis, or on favorable terms, or at all.

      In February 2001, we sold the assets of our CD-ROM segment for 20 convertible preferred shares of Maxwell Rand, Inc. Since we had written the assets of this segment down to zero, and the fair value of the shares of Maxwell Rand are not currently determinable, no gain or loss on this sale has been recorded.

      In January 2000, we agreed to a settlement of an outstanding account receivable from Integrated Network Corporation and ViaGate Technologies related to projects in China. We accepted a $45,000 settlement in lieu of the $224,000 owed. At this time, there are no significant accounts receivables due to us.

      The following discussion of our business and, in particular, our sales and marketing plans, assumes that we will receive sufficient capital to continue as a going concern. Depending upon the amount of proceeds, if any, received by us, and the timing of those proceeds, our ability to continue as a going concern could be adversely affected.

OUR PRODUCTS

      Our Company's products for the interactive video services market consist of products that we develop and manufacture and products manufactured by others that we resell and integrate into our system.

      PRODUCT MANUFACTURED BY US

      DIGITAL SET TOP BOXES. We have developed a new digital set top box, the T 6000. The T 6000 is designed to work with many transmission networks and supports multiple outputs of video, sound and data. We believe that the T 6000's open architecture and array of functionality and connectivity make it one of the more advanced products in the industry. Features include a Pentium processor, extensive memory, a wide array of network inputs and system outputs, 2D and 3D graphics and an attractive consumer design. The set top box also incorporates hardware and software that can be utilized for home energy management, home security monitoring and healthcare monitoring.

      PRODUCTS MANUFACTURED AND DEVELOPED BY OTHERS

      We also intend to use products manufactured by others, including:

      DIGITAL VIDEO SERVERS. Previously, we manufactured two different video servers: (i) an asynchronous transfer mode (ATM) based server, the CTL 9000, designed to be used for FTTC, DSL and HFC networks, which has been deployed in Taiwan and China; and (ii) a scaled down ATM server, the CTL 7000, used for trials, focus groups and similar applications, which has been deployed in Canada. We entered into an agreement with nCube in June 2000 to have an OEM version of their nCube Media Cube 4 digital video server manufactured for us as the Celerity CTL 9500, but with substantially better cost, size, reliability and environmental tolerance. These ATM based servers include improvements in cost per stream, capacity and operating speed over previous models and are designed to simplify connections to current networks and provide valuable new features, including variable bit rate, data stream grooming, data flow improvement and higher bandwidth. The servers are all scalable, enabling them to be used in small to large-scale deployments. For large-scale deployments, the servers can be deployed in nodes which can include one or more servers. As part of our agreement with nCube, we purchase the Oracle OVS3 operating system software. In addition, our servers incorporate or interface with HTML, Java, Solaris and other software systems.

      Our digital servers are standards compliant and have been proven to be interoperable with the network and switching equipment of several major companies, including Alcatel, Nortel and Cisco. We have also successfully integrated its digital video servers with digital set top boxes made by other companies including Samsung, Tatung, Hyundai and Acorn.

      NETWORK EQUIPMENT. We have certain formal and informal arrangements with Nortel, Cisco, Extreme Networks and ViaGate Technologies to include their network equipment as part of overall bids for end-to-end interactive video systems and in certain cases to be included in end-to-end bids by these companies. Nortel, for example, has done a number of bids which include Celerity products. We also have an arrangement with Marconi (formerly Fore Systems Inc.), a leading manufacturing of ATM switches, which has enabled us to utilize Marconi technology and to incorporate Marconi switches within our ATM based servers, such as those deployed in China and Taiwan.

      Although we provide digital video servers, we are seeking to enter into arrangements with other digital video server manufacturers, such that they will offer our T 6000 digital set top box as part of end-to-end systems.

      OTHER EQUIPMENT. Interactive video services systems also utilize components such as digital encoders, digital production studio equipment, digital production software and other equipment. We have entered into certain arrangements with respect to the resale of digital encoders and are seeking to enter into additional arrangements with sellers of this kind of equipment, with a view toward to enabling us to offer a complete end-to-end system to potential customers on a fully integrated basis.

      OTHER SOFTWARE. We provide a basic video-on-demand application, which we call the "Celerity" user interface and some sample applications, such as shopping, as part of our server software. However, most system operators will require a suite of applications upon installation of this type of system, with the potential of adding additional applications in the future. We have entered into certain arrangements to provide interactive video applications software and are seeking to enter into additional arrangements to provide interactive video application software and business support systems software to our customers. We have also entered into an agreement with Battelle Laboratories in which Battelle is providing home energy management software which operates on the T6000 digital set top box at no cost to us. Upon the sale of such software, the revenues will be shared between the parties.

INTERACTIVE VIDEO / HIGH SPEED INTERNET SEGMENT

      The Company's products can be adapted over a variety of interactive video systems. The following is an overview of these interactive video systems:

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


      Following changes in the regulation of the telecommunications industry in 1992, it was anticipated that the large domestic telephone and cable companies, and their counterparts abroad, would seek to deploy broadband networks and interactive services in communities on a widespread basis. The Regional Bell Operating Companies (RBOCs), for example, successfully sought relief in the courts to be permitted to become not only network providers for such services, but content providers as well. Further regulatory changes in 1995 and 1996 reduced the potential cost of deploying broadband networks. A number of interactive video trials were run by U.S. companies, including Time Warner, Telecommunications, Inc. (TCI), GTE, Verizon and BellSouth Corporation, which demonstrated that the technology did work, although to varied degrees. International telecommunications companies, including Telecom Italia, Korea Telecom, Hong Kong Telecom, Deutsche Telekom and British Telecom, demonstrated similar results abroad. These trials were generally costly, in part because they were characterized by "trial approaches" including development and testing of prototype versions of equipment and alpha and beta versions of newly developed software, and experiments in pricing, content, menus, navigation and methodologies. Further, these trials occurred during a period of rapid technological change and improvement and evolving standards. For example, DSL equipment, which now typically costs a few hundred dollars per home, typically cost a few thousand dollars per home in 1993.

      By 1997, activity in the broadband services area had been significantly reduced, and some companies, such as Verizon and TCI, had announced reductions or delays in their deployment plans. Reasons given for such reductions or delays included a change of focus toward local and long distance competition, the high cost of deploying large broadband networks, business reorganizations, delays pending the introduction of lower cost, more functional, or industry standard technologies and reduced competitive threats from within the industry. By 1999, however, these companies were beginning to show some renewed interest, primarily due to competitive DSL and cable modem providers beginning to penetrate their markets.


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

      Different companies have employed different strategies to address the shortcomings of narrowband networks in the absence of generally available broadband networks. For example, WebTV (owned by Microsoft) has begun offering enhanced graphics and other features over narrowband networks with a television rather than a PC interface. In order to address the need for high speed services, the cable industry has begun deploying cable modems, and the telephone industry has begun deploying DSL equipment for high speed access, so that the narrowband services can run at the highest possible speed on metallic, telephone or cable lines. For example, @Home Network is deploying as a high speed Internet Service Provider (ISP) on several cable companies' networks. We believe that, despite these and other initiatives, narrowband networks are unlikely to achieve the combination of technological accessibility and speed, security, and robustness of transmission characteristic of broadband systems. The public access methodology in the Internet and other narrowband networks, coupled with off -the-shelf modems, makes security, both for privacy of communications and secure commercial transactions, difficult to achieve. The hardware and software of interactive broadband systems and the architecture of such networks creates a more secure environment for such transactions. In addition, although better software, compression methods and other tools have enabled improvements in narrowband services, the physical constraints of narrowband networks are substantial compared to those of broadband networks. Many narrowband lines, especially older lines in cities (a preferred market segment) cannot run at 56 kilobits per second (kbps) the highest widely available PC modem rate. This rate does not compare to 1.5 Megabits to 25 Megabits per second rates provided by broadband networks.

      THE COMPANY'S BROADBAND INTERACTIVE VIDEO SERVICES. We believe that the increase in linear viewing alternatives such as direct broadcast satellite (DBS) have increased consumer demand for more content choices and that the development of the Internet has increased consumer interest in interactive content generally. We believe that the inherent limitations of narrowband networks, as compared with broadband networks, creates a market opportunity for a broadband technology, such as the Company's, that offers superior speed and robustness, combined with a "user friendly" television-based technology. See "User Experience". In addition, the lack of major deployments by the RBOCs and other major U.S. telecommunications companies in the broadband market has, we believe kept many large consumer electronics companies from actively pursuing plans to supply hardware and software for broadband networks, thus enhancing the niche market opportunities for us. Even if major domestic telecommunications were to currently undertake such initiatives, it would take a substantial number of years and a massive capital commitment to deploy large-scale broadband networks. We also believe that advances in servers, set top boxes, and network equipment enable operators of small scale broadband networks to now offer interactive video services to their subscribers at attractive prices.

See "Potential Markets" and "Marketing Strategy."

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

      NETWORK EQUIPMENT

      High Speed Lines (DSL, T1/E1, HFC, FTTC, satellite, MMDS) connect the network service provider's central office or head end to subscribers homes, hospital beds, dormitory rooms or hotel rooms. High-speed networks switching equipment connects subscribers to content furnished by video information providers (VIPs), either locally or internationally. There are a large number of providers of this network equipment, including CF Alcatel, Extreme Networks, Inc., Ericsson, ViaGate Technologies, Lucent Technologies, Scientific Atlanta, Inc., Elastic Networks and Siemens Communications.

      DIGITAL SET TOP BOXES

      In each subscriber location, one or more digital set top boxes and remote control devices are associated with each television set and/or personal computer that receives interactive video programming. Digital set top boxes feature high-speed processors, RAM memory, high and low speed output ports and other computer components.

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

      APPLICATIONS AND BUSINESS SUPPORT SOFTWARE.

      Operators of interactive video systems require two kinds of software in addition to the operating system software for servers and set top boxes. Interactive applications software is designed to offer services, such as shopping, travel, banking, education, medicine, video-on-demand, karaoke and digital music. Business support systems (BSS) software includes applications such as customer service, billing, telemarketing, content management, content provider management, workforce management and similar functions. Applications in BSS software are available from a number of companies, including Arrowsmith, EDS, IMAKE, Informix and Prasara and we anticipate that the availability of applications software, in particular, will increase as broadband networks proliferate.

SERVICES

      We intend to act as an overall systems integrator for interactive video projects, which may entail integrating the end-to-end system in our products prior to shipment, on-site integration, or both. The scope of work required for integration will vary widely, depending upon project size and other variables. We also offer a number of additional services, including customer training, documentation, maintenance and support.

CONTENT

      We intend to enter into arrangements with content integrators and content owners so as to be able to offer content as part of end-to-end solutions.

USER EXPERIENCE

      Current subscribers to interactive video services enjoy a broad scope of new content and applications. Content available "on demand" is stored on a digital video server and may be viewed by any subscriber at any time chosen by the subscriber by the use of a navigation/menu system.

      We  anticipate  that  applications  will become more robust,  numerous and exciting in the future as new content, applications and enhanced technical capabilities become available. For example, travel reservations and information could be a possible application for interactive video services. A subscriber equipped with an ordinary television set or PC, a digital set-top box and a hand-held remote control or wireless keyboard could select a travel company, which would be a video information provider (VIP) on the system, from an on-screen menu. A typical application might show major geographic areas, such as Asia, Europe, the United States and the Caribbean. A subscriber choosing Europe, for example, would be provided with a further choice among European countries. By choosing a country, e.g., Spain, a subscriber could be presented a choice among video, graphic and data content relating to that country, such as general interest videos and information relating to packaged tours, airline options and hotels. Similar applications are currently available on narrowband services, such as the Internet; however, broadband applications such as our products can accommodate lengthy high quality videos and robust graphics, including three-dimensional graphics, which cannot currently be as efficiently downloaded or viewed via a narrowband network. We also believe that the significantly greater security, both for transactions and communications, available through broadband networks will be more attractive to consumers. We believe that broadband networks could, in the future, also include applications with an electronic data interchange (EDI) back end, which would allow the subscriber to ascertain the availability and confirm reservations for different products and services such as hotel or car rental or airline tickets on a near-real-time basis, including potentially two-way video conversations with agents.

      Customers will typically be billed a monthly fee for access to the interactive services, a rental fee for the set top box and additional fees for the content and applications accessed although it is anticipated that certain VIPs will provide applications without a separate charge as means of increasing sales of products or services.

POTENTIAL MARKETS

      The markets for interactive video systems may be categorized as public or private networks. Public networks, such as those of telephone companies, cable companies, energy companies or Internet service providers (ISPs), are potentially available to all consumers with a given geographical market. Private networks are those offered in a more limited area, such as a hotel, hospital, apartment building, school or business complex or college campus.

MARKETING STRATEGY

      Our marketing strategy is to seek customers in each of the potential emerging markets, to encourage the leading companies and organizations to adopt this technology and to position itself as a leading provider of interactive video services within niche markets. We believe that it is important to achieve market penetration at an early stage in the development of particular niche markets in order to compete successfully in those markets. The Company is marketing itself based on its demonstrated ability to install digital video systems on each of the major network types and its potential to provide end-to-end interactive video solutions. See "Deployments" and "Strategic Alliances." In addition, the scalability of our servers provides flexibility in deploying interactive video services systems varying in size from systems designed to serve 25 simultaneous users to those capable of serving many thousands of users in a variety of markets on a cost effective basis. We believe that this scalability would be an attractive feature to potential customers. We also believe that our T 6000 digital set top box, with its wide range of capabilities to interconnect with many different networks and many different peripheral and display devices, will allow it to compete favorably in several different markets, either with our own digital video server or with others. We believe that a diversified marketing approach provides us with flexibility in targeting emerging markets, enabling us to recognize market opportunities and adapt to perceive changes in marketing priorities. However, the Company, due to its limited resources, has determined to focus on those markets where there is greater interest at this time, while looking for targets of opportunity in its other niche market segments. The markets which appear most favorable at this time are schools, energy companies, hospitality, hospitals and multi-housing. We have limited sales and marketing experience and there can be no assurance that it will be successful in implementing its marketing plans. See "Risk Factors - Limited Sales; Limited Marketing and Sales Experience."

      PUBLIC NETWORKS

      We also believe there are potential market opportunities in public networks, such as those maintained by electric companies, telephone companies, cable companies and Internet service providers in North America.

      ELECTRIC COMPANIES. Domestic electric companies are now being deregulated and are subject to intense competitive pressures and the need to find new sources of revenue. Many electric companies have installed or are continuing to install fiber optic lines in communities for remote meter reading and equipment monitoring purposes. These lines could be used to provide a full menu of video services. Electric companies are not currently regulated in the same manner as cable and telephone companies, typically have long standing relationships with subscribers and often have pole and buried cable rights of way which could give them a competitive advantage over potential entrants into the interactive video services market. Electric companies may also see the provision of additional services as a means as protecting key customers, such as hospitals, from incursion by other energy companies outside their operating territory, that can now sell to these customers under the operating principles of the North American Power Grid System. A number of electric companies in the United States and Canada have expressed an interest in such deployments and one energy company, Hopkinsville Electric Service, in Hopkinsville, Kentucky, has ordered a system from us.

      TELEPHONE COMPANIES. There are more than 1300 independent domestic telephone companies and ten major telephone companies within North America. Major independent telephone companies include Sprint Corp, Buena Vista Tel. and Cincinnati Bell Incorporated. In addition, there has arisen an entire new class of telephone companies called Competitive Local Exchange Carriers (CLECs) including such successful and growing companies as RCN. We believe that as telephone companies upgrade their backbone networks to fiber optics and begin to deploy high-speed services to homes, they are ideal candidates to install our systems. Local telephone companies, including long distance carriers that are installing local telephone networks, have installed or plan to install modern fiber optic networks may be seeking new revenue opportunities to offset the cost of such installations. We believe that independent telephone companies and CLECs may have more flexible management styles than large telecommunications companies and may be quicker to commit to strategic decisions, such as providing interactive video systems to their customers.

      FOREIGN TELEPHONE COMPANIES. Up until this time, most of our deployments have been for telephone companies outside the United States. Foreign companies have been more active in deploying interactive video services than domestic U.S. companies. We believe that, in part, this is because in many countries the telephone company is owned or supported directly by the government, which may see the addition of such services, especially public interest services such as education and health oriented services, as being beneficial to its citizens. Because of the lack of name recognition and because we have lacked our own direct sales force, we have been limited to responding to customer bids and has made only limited sales in this market, which we believe is large and rapidly growing. Potential markets are emerging in Europe, Latin America, Canada and Africa, in addition to existing and merging markets in Asia. However, we have found that such projects are difficult and expensive to perform, and therefore we are not actively marketing our services abroad. However, should we find profitable, well-funded projects outside the U.S. where the Company has a reliable strategic partner in that geographic area, we would entertain doing such international projects. See "Deployments."

      CABLE COMPANIES. The large domestic cable companies are currently served virtually entirely by Scientific Atlanta and Motorola. Private cable companies and companies wishing to supplant the local cable company, such as DirecTV, have an interest in deploying interactive video services, particularly in markets such as the multi-housing industry.

      INTERNET SERVICE PROVIDERS. There has been a recent move on the part of major Internet service providers including AOL Time-Warner, COVAD and others to install high speed digital networks, either fiber, DSL, or some combination thereof, in major city markets throughout the U.S. for the purpose of high-speed Internet access. We believe that new ISPs are very interested in providing a large profitable array of services to their customers to help justify the cost of these installations and the cost, on the subscriber's part, of the monthly service.

      PRIVATE NETWORKS

      Many hospitals, apartment/condominium complexes, hotels, resorts, colleges and universities and businesses have installed or are considering installing private networks utilizing ATM, DSL, HFC, FTTC, or wireless technologies. Private networks are limited in geographic size and scope, but could potentially offer a wide range of interactive video and data services to their customers, generally on a for-profit basis. Private networks have the significant advantage of relatively rapid and low cost deployment, as it compared to large-scale public networks and they are well suited to the scalability of our technology solutions.

      DIGITAL HOSPITALS. Many domestic and foreign hospitals are already wired with state-of-the-art, high-speed digital networks (such as ATM or Ethernet) which would be suitable for interactive video services systems, although it is currently unclear who would fund these systems. We are aware of several situations in which health care providers such as pharmaceutical companies have expressed a willingness to underwrite some or all of the cost of content shown on these systems in return for strategic positioning in advertising. Our digital server, set top box and operating system technology could potentially accommodate an architecture designed to allow patients to view advertisements targeted to their condition, which could be attractive to advertisers. Another potential source of funding is energy companies, which value hospitals as high-demand consumers of electric power. A few power companies have expressed preliminary interest in the idea of installing our interactive video system in a mid-sized or large hospital as part of a multi-year power contract. We believe that another potential source of funding is the hospitals themselves. Interactive systems may be password- and ID-protected, so that the user is individually identified within the system. We believe the system could be designed to show patients targeted videos containing medical information or instructions which they would then electronically "sign" prior to being allowed to view entertainment services. Such a system could be attractive to hospitals as a means of patient education and to ensure that patients (or staff) have read and understand instructions and other information, such as liability warnings.

      MULTIPLE DWELLING UNITS (MDUs). Many large apartment complexes, condominiums, gated communities and similar groups of homes, termed Multiple Dwelling Units or MDUs are now installing modern DSL, ATM, fiber optic, Ethernet or other network systems during construction or as an upgrade in order to attract or retain tenants or as a source of revenue. We believe that certain types of MDUs, such as retirement communities, represent particularly attractive potential markets, since these networks might offer shopping, education, interactive health and entertainment services to senior citizens or to consumers who have limited mobility. We are continuing to look for investors to pay for the equipping of such buildings and if such investment is obtained, we intend to move forward in the MDU market. In January and March 2001, we announced contracts with Bala Properties and In4Structures to do MDU projects in Arizona and Texas.

      DIGITAL HOSPITALITY. Some hotels, motels and resorts are already considering upgrading to a full digital interactive services solution. We anticipate that certain upscale hospitality properties, in particular, will install digital systems during construction or thereafter upgrade to digital systems. These digital systems have the potential to offer on-demand video programming, games, gaming, shopping, health, education and other services, in addition to high quality pay-per-view programming. In June 2000, we entered into agreement with WIT Technologies under which WIT will purchase at least 500,000 digital set top boxes and some digital video servers over five years.

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

      SCHOOLS. Improving primary and secondary education has become a national priority. Many states and the federal agencies are looking to advanced technologies to make a difference. In March 2001, we announced our first school system sale in Adena, Ohio.

      CORPORATE. We believe our products and services are well suited for point of sale (POS) applications in which a server and multiple set top boxes would be deployed in a large retail environment to provide customers with detailed information on products and services, including pricing, specials, training and the like.

      We believe that the broadband digital networks represent a logical extension of Intranets. Business applications, such as training, data management, communications and public relations, could potentially be accommodated on broadband digital networks. The availability of such networks in a corporate campus could also be employed to attract companies to a particular business complex.

SALES AND MARKETING

      During 2000, we had one full time salesperson for most of the year and during the remainder of the year all sales and marketing was done by our President and CEO. In our facility in Knoxville, Tennessee, we have constructed an attractive demonstration facility and participates in trade shows such as the National Association of Broadcasters (NAB), the National Cable Telecommunications Association (NCTA), Supercomm and the Western Cable Show. We utilize sales and product literature and information to communicate with potential customers. We also maintain a Website on the Internet which produces a significant number of sales leads each month.

      We have entered into arrangements, both formal and informal, with a wide array of companies with the aim of developing third party sales and distribution of its products. These parties include the following: Cisco, Nortel; Minerva (encoders); Battelle Laboratories (energy management software); Marconi (ATM switches); and ViaGate Technologies (network equipment). We are currently emphasizing the North American market. In this market, we are actively pursuing third party distribution opportunities in the energy, telephone, hospitality, multiple dwelling unit and medical markets. In February 2001, we entered into an exclusive arrangement with Kidston Communications to market our production in the education segment.

DEPLOYMENTS

      In 1997 and 1998, we installed sixteen interactive digital video servers in six countries, consisting of seven servers in Korea, two in Israel, one in Taiwan, four in China, one in Seattle, WA and one in Canada. We deployed these servers on five different network technologies including (i) FTTC (China), (ii) HFC (Taiwan), (iii) high speed data lines, (E1) (Israel), (iv) twisted pair networks using DSL (Korea) and (v) ATM (Canada and Seattle).

      In 1999, we received a purchase order from  Hopkinsville  Electric Service
(HES) in Hopkinsville, Kentucky, for one thousand set top boxes and one CTL 9500 digital video server. This system is expected to be installed in 2001, pending the completion of the Hopkinsville Electric Services' digital network equipment and resolution of service disputes with the telco there.

STRATEGIC ALLIANCES

      We believe that entering into strategic alliances may give us certain competitive advantages, including the ability to (i) reach a larger and more diverse group of networks on which to deploy our products and services; (ii) provide a broader range of products and services; (iii) provide a series of new and upgraded products and services, such as encoders and applications software which could be attractive to customers seeking to improve, upgrade, or extend their systems over an intended period of time; (iv) offer end-to-end solutions;
(v) access resources and information for utilization in research for product development and design; (vi) test our new designs for compatibility with emerging network technologies developed by others in order to facilitate cooperative arrangements; and (vii) pursue cooperative efforts at trade shows and other marketing efforts. See "Deployments".

      We are seeking additional alliances with (i) network systems providers for technical interconnection and joint marketing; (ii) hardware manufacturers of real-time encoders, multiplexers, digital set top boxes, digital video servers and related equipment; (iii) content acquisition and management companies; (iv) hospitality and hospital system vendors and distributors; (v) interactive applications software developers; and (vi) business support systems software developers. In addition, in order to demonstrate the strength of the relationship and to insure more comprehensive cooperation, we are seeking larger and better-known strategic partners to make an investment in the Company.

      We have commenced discussions as to certain of these relationships, while others are part of our strategic plan, but all are not yet in progress. No assurance can be given that we will be successful in entering into such strategic alliances on acceptable terms or, if any such strategic alliances are entered into, that we will realize the anticipated benefits from such strategic alliances.

      We have entered into strategic alliances with the following companies:

      Nortel (formerly Northern Telecom) has marketed our servers and set-top boxes to telephone companies and other applications throughout North America and has one of our servers and some of its set top boxes in its facility in Ottawa.

      We also have strategic alliances with Minerva Systems, Inc. ("Minerva"), a leading manufacturer of digital MPEG encoders, although, to date, no sales have been made pursuant to this arrangement. Our agreements with Minerva provides for joint marketing, joint referrals and other joint marketing activities.

      We entered into an agreement with Battelle Laboratories in which Battelle is providing home energy management software which operates on the T 6000 digital set top box at no cost to us. Upon the sale of such software, the revenues will be shared between the parties. There is also provision in the agreement for joint marketing activities.

      Marconi (formerly Fore Systems, Inc.) is a leading manufacturer of ATM switches. Our agreement with Marconi provides for marketing and technical cooperation.

      ViaGate Technologies performs joint marketing with us related to ViaGate's network switching equipment.

      Teach Stream is a provider of educational content for our school projects. We have arrangements with such companies to be included in end-to-end bids by those companies. Nortel, for example has done a number of bids which include Celerity products.

COMPETITION

      The interactive video services market is highly competitive and characterized by changing technology and evolving industry standards. In this area, our competitors include a number of companies, many of which are significantly larger than us and which have greater financial resources or which have entered into strategic alliances with such companies. Such competition includes, numerous companies including (i) developers of narrowband solutions

(for applications like the Internet); (ii) manufacturers of very large servers (e.g., massively parallel processors, such as those developed by nCube, Diva, Inc., Hewlett Packard Company, Lucent Technologies and IBM), which are generally employed for very large deployments such as whole cities, but which may not be scalable for smaller market opportunities; (iii) direct competitors to us that target the same niche markets as we do; (iv) manufacturers of set top boxes such as Pace, Motorola, Panasonic, Samsung, Scientific Atlanta, Stellar One and Zenith; and (v) manufacturers of content preparation equipment such as DiviCom, FutureTel, Vela, Panasonic, Silicon Graphics and Sony. Direct server competitors include SeaChange Systems, Inc., Concurrent Computer Corporation and DIVA. Competitive factors in the interactive video services market include completeness of features, product scalability and functionality, network compatibility, product quality, reliability and price, marketing and sales resources and customer service and support. We compete on the basis of our demonstrated ability to install digital video systems on each of the major types of networks accommodating interactive video services and our ability to offer economically viable solutions based on the scalability of our systems. See "Risk Factors--Competition" and "--Product Obsolescence; Technological Change."

INTELLECTUAL PROPERTY

      We do not have any patents on its products, but we have filed provisional patent applications on a number of its more recent inventions, primarily those related to the T 6000 digital set top box. We regard the products that we own as proprietary and rely primarily on a combination of trade secret laws, non-disclosure agreements, other technical copy protection methods (embedded coding) and copyright (where applicable) to protect our rights in and to our products. It is our policy that all employees and third party developers sign nondisclosure agreements. However, this may not afford us sufficient protection for our know-how on our proprietary products. Other parties may develop similar know-how and products, duplicate our know-how and products, or develop patents that would materially and adversely affect our business, financial condition and results of operations. Although we believe that our products and services do not infringe the right of third parties and although we have not received notice of any infringement claims, third parties may assert infringement claims against us and such claims may result in our being required to enter into royalty arrangements, pay damages, or defend litigation, any of which could materially adversely affect our business, financial condition and results of operations. See "Risk Factors - - Lack of Patent and Copyright Protection."

MANUFACTURING AND MATERIALS

      In 1999, we had a manufacturing agreement with Taylor-White Manufacturing in Greeneville, Tennessee, to manufacture our T 6000 digital set top boxes. We did not build any new T 6000 units in 1999, but determined, for a number of reasons, that we would be better served to have our manufacturing moved elsewhere. In December 1999, we entered into a manufacturing agreement with Global PMX Company, Limited, under which all T 6000 digital set top box manufacturing was being done in Global PMX plants in Taiwan and China. This was a non-exclusive agreement, but it was the Company's intention that the majority of these set top boxes be manufactured by Global. We attempted to transition the manufacture of set top boxes from Tennessee to Taiwan and T 6000 manufacturing was expected to begin commercially in Taiwan during the second quarter of 2000, however Global Primax was never able to satisfactorily build the product. In November 2000, we ended our agreement with Global Primax and contracted with Nextek, Inc., of Madison, Alabama, to build T 6000 set top boxes. First production is scheduled for April 2001.

      We used to assemble our own digital servers in Knoxville, Tennessee. As part of assembling these digital video servers, we ordered the component parts from a number of outside suppliers. We now obtain our servers on an OEM basis from nCube, which manufactures them in Beaverton, OR. We add some proprietary components, such as racks, ups, front end processors, etc, in our facility in Knoxville. The disruption or termination of our sources of supply for our interactive video segment could have a material adverse effect on our business and results of operations. While we are aware of alternative suppliers for most of these products and we are actively investigating some alternate sources, there can be no assurance that any supplier can be replaced in a timely manner. See "Risk Factors - - Dependence on Suppliers; Manufacturing Risks."

QUALITY CONTROL, SERVICE AND WARRANTIES

      Our products must successfully pass tests at each important stage of the manufacturing process. We offer maintenance and support programs for our products that provide maintenance, telephone support, enhancements and upgrades.

      We generally warrant our interactive video servers to be free from defects in material and workmanship for 90 days from the completion of the final acceptance test. At the end of the warranty period, we offer maintenance and support programs. In some cases, customers may require a longer or more extensive warranty as part of the competitive bid process. See "Risk Factors - - Product Liability and Availability of Insurance."

      We generally warrant our digital set top boxes on a similar basis, but for a period which is the later of 90 days from shipment or 60 days from installation.

CD-ROM SEGMENT

      We have also developed and marketed CD-ROM software products for business applications. In February 1998, following the unsuccessful conclusion of our efforts to retain a qualified general manager for our CD-ROM segment, we decided to scale back the segment to a maintenance mode of operations. The decision was also based on the continued decline in the segment's revenues and our need to focus our efforts and resources on the interactive video segment. We reduced our personnel in the CD-ROM segment to zero full time employees, with the sales, manufacture and support of existing CD-ROM customers, including the U.S. Navy, under the management of the Vice President of Engineering and Operations. We are not actively marketing our CD-ROM products, nor are we developing any new CD-ROM products, product upgrades or features. We are continuing to maintain existing customer relationships by providing technical support and filling sales orders. In February 2001, we sold the business to Maxwell Rand for Maxwell Rand shares. There can be no assurance that we will realize any proceeds from the disposition of such business. See Note 4 of the "Notes to Financial Statements."

      Our CD-ROM division had two major product groups. Mediator provides access to CD-ROM towers and changers for Novell, UNIX and Windows NT clients. CD Work Ware is a group of electronic document storage and imaging tools which provide information, management, indexing and search capabilities. This product allows mainframe or minicomputers to print, scan, or tape transfer output into a Novell network where documents are placed in an on-line CD-ROM library that can be accessed by any network user.

      We warranted our CD-ROM products for 30 days after purchase, with a replacement or repair option on such CD-ROM products. We also provided our CD-ROM customers with access to a telephone help desk for one year after purchase.

EMPLOYEES

      As of March 20, 2001, we had 8 full time employees, 6 of whom were employed full time in the engineering and product development area, one of whom fulfilled the marketing and sales function and two of whom fulfilled management or administrative roles. Our employees are not represented by a union or governed by a collective bargaining agreement and we believe that our relationship with our employees is good. We also employ a number of contractors and consultants on a regular basis. See "Risk Factors - - Necessity of Attracting and Retaining Employees."

RESEARCH AND DEVELOPMENT COSTS

      Research and development costs amounted to $-0- and $90,498 and for the years ended December 31, 2000 and 1999, respectively.

RISK FACTORS

      WE ARE SUBJECT TO VARIOUS RISKS WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND MAY RESULT IN A DECLINE IN OUR STOCK PRICE. CERTAIN RISKS ARE DISCUSSED BELOW:

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) THE STATUS OF THE COMPANY'S BIDS AND RESULTING PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS, AND (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND THE COMPANY'S INDUSTRY, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

      NEED FOR ADDITIONAL FINANCING

      As of December 31, 2000 we had cash and cash equivalents of approximately $10,366 and a negative working capital of approximately $1,453,000. Since December 31, 2000, we have received approximately $2.6 million from the sale of debt and equity securities, of which approximately $1.25 million is remaining. We believe that we have enough cash to last for approximately six months, at which time we will need to raise additional capital. We need to obtain from external sources additional financing adequate to complete development activities and to achieve a level of sales adequate to support our cost structure in order to alleviate substantial doubt about our ability to continue as a going concern. In the absence of additional capital, we will be required to significantly curtail or cease our business activities, and our stock price would decline.

      HISTORY OF LOSSES AND ACCUMULATED DEFICIT

      We had net losses of $5,287,500 for fiscal 2000 and $5,408,100 for fiscal 1999. We had an accumulated deficit of approximately $32,456,500 at December 31, 2000 and $26,836,100 at December 31, 1999. We cannot assure you that we will continue as a going concern or ever operate profitably. We may experience fluctuations in future operating results as a result of a number of factors, including delays in digital video product enhancements and new product introductions. We cannot assure you that we will be able to develop commercially successful products or that we will recognize significant revenues from such products.

      ABILITY TO CONTINUE AS A GOING CONCERN

      We have significantly scaled back our operations as a result of our recurring losses, cash flow and working capital problems. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to operate our business on a full-scale basis. There can be no assurance that we will ever receive the funds necessary for us to continue as a going concern or to operate our business on a full-scale basis. See report of Independent Accountants on page F-1.

      LIMITED SALES; LIMITED MARKETING AND SALES EXPERIENCE

      We have limited resources and limited experience in marketing and selling our products. Our sales efforts are currently being supervised by our President. We cannot assure you that we will be able to establish and maintain adequate marketing and sales opportunities or make arrangements with others to perform such activities.

      We are also continuing to pursue our sales efforts and endeavoring to offer attractive pricing to close sales in a timely manner. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

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

      NECESSITY OF ATTRACTING AND RETAINING EMPLOYEES

      Our ability to successfully manage our growth will substantially depend on our ability to attract and retain additional qualified management personnel. Because of our extreme cash shortage, our ability to attract or retain qualified personnel has been hindered. There can be no assurance that the demands placed on our personnel by the cash shortage or the growth of our business and the need for close monitoring of our operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that we will otherwise manage our growth successfully; the failure to do so could have a material adverse effect on our business, results of operations and financial condition. There is significant competition for qualified personnel, and there can be no assurance that we will be successful in recruiting, retaining or training the management personnel we require.

      DEPENDENCE ON KEY PERSONNEL

      Our success depends to a significant extent on the performance and continued service of senior management, particularly Kenneth D. Van Meter. Our failure to retain the services of key personnel or to attract additional qualified employees could adversely affect us.

      We entered into an employment agreement with Mr. Van Meter in 1997. Mr. Van Meter's employment agreement expired on January 20, 2000.

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

      SHARES ELIGIBLE FOR FUTURE SALE

      Other than certain shares held by affiliates of the Company, substantially all of our shares of common stock are freely transferable without restriction or further registration under the Securities Act. The remaining shares are "restricted securities" as that term is defined in Rule 144 under the Securities Act. These restricted securities may be sold pursuant to Rule 144, other than shares of common stock underlying certain options, warrants and convertible securities which may be sold under Rule 144 or pursuant to Rule 701 under the Securities Act or if "cashless exercise" provisions are utilized in connection with their exercise. The sale of a substantial number of shares of common stock or the availability of common stock for sale could adversely affect the market price of the common stock.

      EFFECT OF PREVIOUSLY ISSUED OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES

      As of December 31, 2000, options to purchase an aggregate of 37,500 shares of common stock were outstanding under our 1995 stock option plan. These options are all exercisable at $0.910 per share. In addition, options to purchase an aggregate of 159,483 shares of common stock are outstanding under our 1997 stock option plan. These options are exercisable at prices ranging from $0.688 to $2.938 per share, although a majority of such options are exercisable at $0.688 per share. We also have additional outstanding options and warrants to purchase approximately 2,822,000 shares of common stock. The exercise price of certain warrants may be lower since the holders of such warrants have certain anti-dilution rights, although we have not made any adjustments.

      The foregoing is in addition to shares which are issuable upon conversion of certain convertible debentures. Based on the market price of the common stock on March 20, 2001, 3,275,296 shares would have been issuable upon conversion of the convertible debentures and series A preferred stock outstanding as of such date, of which some are currently convertible at a 25% discount to the market price of the common stock and the remainder of which are currently convertible at the debenture holders option of either a 35% discount to the to the highest bid price for the common stock for five trading days preceding conversion or at fixed price of $0.75 per share or $0.50 per share.

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

      OBLIGATIONS IN CONNECTION WITH THE ISSUANCE OF CONVERTIBLE DEBENTURES


      We are obligated to register the underlying common stock issuable upon conversion of our convertible debentures under various registration rights agreements. We did not timely fulfill our registration obligations in respect to some of the convertible debentures. We are required to pay liquidated damages of approximately $26,000 in the form of increased interest on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission.


      Substantial Up-Front Expenses; Liquidated Damages Provisions and Other Project Risks

      A significant portion of our revenues are expected to continue to be derived from substantial long-term projects which require significant up-front expense to us. There can be no assurance that revenues will be realized until the projects are completed or certain significant milestones are met. For example, suppliers and developers for long-term interactive video projects, such as the Korean, Israeli, Taiwanese and Chinese projects in which we participated, are required to reach certain milestones prior to our receipt of significant payments. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver interactive video products on a timely basis could result in a substantial loss to us.

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

      COMPETITION

      The interactive video industry is highly competitive. Many of the companies with which we currently compete or may compete in the future have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to customers, than the ours. In addition, certain of such competitors have entered into strategic alliances which may provide them with certain competitive advantages. We can not assure you that we will be able to compete successfully with existing or future competitors.

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

      DEPENDENCE ON SUPPLIERS; MANUFACTURING RISKS

      We rely primarily on outside suppliers and subcontractors for substantially all of our parts, components and manufacturing supplies. Certain materials are currently available only from one supplier or a limited number of suppliers. We do not maintain long-term supply contracts with our suppliers. The disruption or termination of our supply or subcontractor arrangements could have a material adverse effect on our and results of operations. Our reliance on third parties involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost, the potential lack of adequate capacity and potential misappropriations of our intellectual property. In addition, vendor delays or quality problems could also result in lengthy production delays.

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

      RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT

      Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on the Company.

      NO ASSURANCE OF TECHNOLOGICAL SUCCESS

      Our ability to commercialize their products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share we will continually be required to make advances in technology. Due to cash shortages, our company did not expend any money in research and development in 2000. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on the Company. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products.

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

      From time to time, we may announce new products or technologies that have the potential to replace our existing product offerings. We cannot assure you that the announcement or expectation of new product offerings by us or others will not cause customers to defer purchases of our existing products, which could materially adversely affect the Company.

      EFFECT OF  INDUSTRY  STANDARDS  AND  COMPATIBILITY  WITH  EQUIPMENT  AND
      SOFTWARE

      The interactive video industry is currently characterized by emerging technological standards. Widespread commercial deployment of our products will depend on determinations by the industry as to whether such products will be compatible with the infrastructure equipment and software that comprise those standards. Failure to comply substantially with industry standards in a timely manner, either as they exist at a given time or as they may evolve in the future, could have a material adverse effect on the Company. In some cases, to be compatible with industry standards, we may need to obtain the cooperation of its suppliers, partners and competitors, which we cannot assure.

      ERRORS AND OMISSIONS; SOFTWARE AND HARDWARE BUGS

      Certain of our products consist of internally developed software and hardware component sets, purchased software from third parties and purchased hardware components. Additionally, we outsource substantially all of the manufacturing of our products, including the installation and configuration of certain hardware and software components. There is a substantial risk that these components will have or could develop certain errors, omissions or bugs that may render our products unfit for the purposes for which they were intended. While there are no such known errors, omissions or bugs, we cannot assure you that such errors, omissions or bugs do not currently exist or will not develop in our current or future products. Any such error, omission or bug found in our products could lead to delays in shipments, recalls of previously shipped products, damage to our reputation and other related problems which would have a material adverse effect on the Company.

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

      We rely upon,  and  contemplate  that we will  continue to rely upon,  our corporate partners or interactive video system sponsors to comply with applicable regulatory requirements. We cannot assure you that such regulations will not materially adversely affect us by jeopardizing the projects in which we are participating, by imposing burdensome regulations on the users of the products, by imposing sanctions that directly affect us, or otherwise. Changes in the regulatory environment relating to the industries in which we compete could have a material adverse effect on the Company. We cannot predict the effect that future regulation or regulatory changes may have on our business.

      PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

      The manufacture and sale of our products entails the risk of product liability claims. In addition, many of the telephone, cable and other large companies with which we do or may do business may require financial assurances of product reliability. At the present time we do not maintain product liability insurance.

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

      The variation in sales and operating results may be expected to increase as a result of the sale of our CD-ROM segment. In addition, the timing of revenue recognition for revenue received from long term projects under our accounting policies may also contribute to significant variations in our operating results from quarter to quarter.

      ANTI-TAKEOVER EFFECTS ASSOCIATED WITH THE ISSUANCE OF "BLANK CHECK" PREFERRED STOCK AND DELAWARE LAW.

      Our Certificate of Incorporation authorizes our Board of Directors to issue up to 3,000,000 shares of "blank check" preferred stock. Our Board of Directors, without stockholder approval, may fix all the rights of the preferred stock. The issuance of such stock could, among other results, negatively affect the voting power of the holders of common stock.

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

      ITEM 2.  DESCRIPTION OF PROPERTY

      In December 1999, Celerity entered into a lease for a facility with approximately 7,420 square feet of combined office and warehouse space at 122 Perimeter Park Drive, Knoxville, Tennessee. The term of the lease is from January 15, 2000 to January 14, 2003, with an option to renew for two additional three-year periods. Monthly lease payments average approximately $5,000 per month plus utilities and certain other maintenance expenses.

      ITEM 3. LEGAL PROCEEDINGS.

      There is no pending litigation against Celerity, other than a claim for non-payment of printing expenses. The action was brought on January 30, 2001 and is pending before Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, has sued the Company for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain costs. The Company intends to defend the action vigorously.

      In addition, certain creditors have threatened litigation if not paid. Celerity is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on Celerity. See "Description of Business."

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held an annual meeting of its shareholders on September 18, 2001. The meeting was adjourned until October 17, 2001 in order to allow for further solicitation of proxy votes. At the annual meeting, the shareholders voted to (i) elect the board of directors, (ii) amend the Company's Certificate of Incorporation to increase the authorized capital stock of the Company form 15,000,000 shares of common stock to 50,000,000 shares of common stock and (iii) ratify the appointment of PricewaterhouseCoopers LLP as independent auditors and accountants for the Company for the fiscal year ending December 31, 2000. The directors elected at the meeting were: Kenneth D. Van Meter, Glenn West, Fenton Scruggs, David Hultquist and Bruce Thompson.

      At the annual meeting, the shareholders re-elected the following directors named in the following table by the vote set forth in such table.

      Name:                     For:             Against:       Abstain:

      Kenneth D. Van Meter      8,631,361          --           36,230

      Glenn West                8,631,361          --           36,230

      Fenton Scruggs            8,631,361          --           36,230

      David Hultquist           8,631,361          --           36,230

      Bruce Thompson            8,631,361          --           36,230

      At the annual meeting, the shareholders also approved the following matters by the vote set forth in such table.

      Matter:                                 For:         Against:     Abstain:

      Increase Authorized Capital Stock       8,460,701    123,705      83,185

      Ratify Independent Accountants Stock    8,598,956     59,250       9,385



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

                                                High        Low
                                               ----------  --------
       Fiscal year 1999
       1st Quarter                             $1.625      $0.750
       2nd Quarter                             $1.125      $0.406
       3rd Quarter                             $1.500      $0.375
       4th Quarter                             $0.719      $0.125

       Fiscal year 2000
       1st Quarter                             $2.4375     $0.5156
       2nd Quarter                             $2.0156     $0.2969
       3rd Quarter                             $1.4062     $0.5625
       4th Quarter                             $0.7031     $0.0469



      As of March 15, 2001 there were approximately 140 holders of record of the Common Stock.

      We have not paid dividends on our Common Stock since inception and do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, if any, for the development and expansion of our business. The declaration of dividends in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other factors our Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Annual Report that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth under "Description or Business--Risk Factors" that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statement labeled with the terms
"believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

      OVERVIEW

      Prior to 1998, our major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, we focused our sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

      We have continued to focus most of our development and production efforts during the twelve months ended December 31, 2000 on our T 6000 product. In addition, we are seeking new projects using our digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. We have produced our initial trial run of the T 6000 set top boxes, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee. In December, 1999, we entered into a manufacturing agreement with Global PMX Company, Limited, which was terminated by us in November 2000. We then entered into a manufacturing agreement with Nextek, Inc. under which all T 6000 digital set top box manufacturing is now being done in their plant in Madison, AL.

      Management has also focused on attempting to obtain the necessary capital to maintain our operations. We are continuing to seek to arrange financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have narrowed our sales efforts to those which, we believe have the best chance of closing in the near term. We continue to encounter a longer and more complex sales cycle.

      We had no revenues in 2000. The Company had one interactive video customer that represented 50% of our revenues in 1999. Export sales represented 35% of revenues for 1999.

      RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      REVENUES. We had no revenue for the year ended December 31, 2000, as compared to $85,894 for 1999. The primary reason for this decrease is due to the lack of interactive video sales in 2000. The low level of interactive video sales is a result of the constrained sales and marketing activities caused by our cash shortage and delays associated with the production of the T 6000 set top box.

      COSTS OF REVENUES. Costs of revenues were $717,775 in 2000 as compared to $366,495 in 1999. We had a negative gross margin of $717,755 in 2000 as compared to $280,601 in 1999. Costs of revenues in 2000 and 1999 were primarily due to the write down of $683,750 and $354,523, respectively, of obsolete inventory to net realizable value. The write down in 2000 was due to inventory obsolescence associated with an agreement with nCUBE Corporation to manufacture our updated line of CTL 9000 digital video servers.

      OPERATING EXPENSES. Operating expenses for the twelve months ended December 31, 2000 were $3,666,014, as compared to $4,667,719 for the same period in 1999. The decrease is due to the significant reduction in personnel costs, facility costs and related depreciation. Employment decreased from an average of approximately thirty full time staff during the first quarter of 1999 to approximately seven since that time. In January 2000, we relocated to a significantly less costly facility. This relocation resulted in the abandonment of certain leasehold improvements and the return of furniture recorded as part of a capital lease, the impact of which was recorded in 1999. Additionally, we had no bad debt expense in 2000 as compared to approximately $215,000 in 1999. These decreases were partially offset by expenses for the engagement of consultants to assist us with investor relations and investment banking, non-cash payments of directors' fees, and increased outside engineering and accounting fees. Also, stock-based compensation was recorded due to the initial closing of a private offering in which approximately $1,787,000 of outstanding notes, accounts payable and wages were canceled in exchange for warrants and common stock at a beneficial conversion rate.

      INTEREST EXPENSE AND INCOME. Interest expense for 2000 was $930,740 compared to 1999 which totaled $537,865. Of the totals for 2000 and 1999, $724,291 and $285,235, respectively, were non-cash expenses incurred as a result of the amortization through a charge to interest expense of the beneficial debt conversion features of the 2000 and 1999 placements. Liquidated damages incurred due to the late filing of certain registration statements resulted in a non-cash expense of $89,541. Interest income was $6,804 in 2000 versus $686 in 1999. This increase is the result of the higher average cash balances in 2000 compared to 1999 and the interest earned on related overnight investments..

      LOSS FROM CONTINUING OPERATIONS. As a result of the above factors, loss from continuing operations for the twelve months ended December 31, 2000 was $5,322,593 as compared to $5,434,986 for the same period in 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt.

      We had cash balances on hand of $10,400 as of December 31, 2000 and $383 as of December 31, 1999. Our cash position continues to be uncertain.


      In the first quarter of 2001, we received gross proceeds from the Line of Credit Agreement of $1,790,000, $742,000 on the private placement of 74.2 shares of its Series B Convertible Preferred Stock and warrants, and $30,000 from the issuance of common stock. We are looking at several other options in terms of improving our cash shortage. We are continuing to seek to arrange financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have granted a security interest in our property to our landlord and granted a security interest in our personal property to our legal counsel. Such security interest may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.


      Since its inception in January 1993 and through December 31, 2000, we have an accumulated deficit of $32,456,505. We expect to incur operating losses for the indefinite future as it continues to develop our technology. Since January 1, 2001, we have received new orders to install and operate end-to-end interactive video systems in 3 multi-family developments with a total of 749 units in Texas and Arizona and for the sale of our Digital Education System to an Ohio school system. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

      As of December 31, 2000 we had a negative net working capital of approximately $1,453,000. We had no significant capital spending or purchase commitments at December 31, 2000 other than certain facility leases and inventory component purchase commitments required in the ordinary course of its business.

      We have no existing bank lines of credit.

ITEM 7. FINANCIAL STATEMENTS.
        --------------------

      The Financial Statements and Notes thereto can be found beginning with "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------

      Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        ------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
        -------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors are as follows:

       NAME                     AGE     POSITION
       ----                     ---     --------

      Kenneth D. Van Meter      54      President, Chief Executive Officer
                                        and Chairman of the Board.
      Fenton Scruggs (2)        63      Director
      David Hultquist (1)(2)    38      Director
      Bruce Thompson (1)        71      Director
      Edward Kidston (2)        41      Director

- ------------------------

(1)   Member of the Audit Committee.

(2)   Member of the Compensation Committee.


      KENNETH D. VAN METER: Mr. Van Meter has been our President and Chief Executive Officer since January 20, 1997. He was elected Chairman of our Board on March 25, 1997. From May 1995 to January 1997, Mr. Van Meter served as Sr. Vice President, Operations, for Tele-TV Systems, a limited partnership owned by Verizon, NYNEX, and Pacific Telesis, which was engaged in providing systems, software, and services for its three parents in the interactive digital services industry. From June 1994 to May 1995, Mr. Van Meter was President of Bell Atlantic Video Services Interactive Multimedia Platforms, a wholly-owned subsidiary of Bell Atlantic. From April 1993 to June 1994, Mr. Van Meter was Vice President of Bell Atlantic Video Services. Prior to joining Bell Atlantic, from 1991 to 1993, Mr. Van Meter was Vice President and General Manager for Thomas Cook Limited, a travel services company. From 1989 to 1991, Mr. Van Meter was Group Vice President for two divisions of National Data Corporation ("NDC"). From 1984 to 1989, Mr. Van Meter was Director and General Manager of two businesses for Sprint Corp., United Business Communications (shared tenant services), and the Meeting Channel (2-way digital video teleconferencing). Mr. Van Meter holds an MBA with highest honors in management and marketing from the University of Georgia, and a B.S. with high honors in Chemistry from West Virginia University.


      EDWARD A. KIDSTON: Mr. Kidston graduated with a BSBA from Tri-State University in 1981. Since graduation, Mr. Kidston has been employed with Artesian of Pioneer Inc. serving in numerous capacities. In 1995, he became
President and Chief Executive officer of Kidston Family Companies, parent to serveral wholly owned companies, competing in the business of Hotel/Motel ownership and management - municipal, industrial and commercial water treatment systems - industrial development- residential, MDU, and commercial real estate ownership and management, among others.

      FENTON SCRUGGS: Dr. Scruggs, one of our founders who funded our initial start-up, has been a member of the Company's Board of Directors since the Company's inception in 1993. Dr. Scruggs is a Board Certified Pathologist from Chattanooga, Tennessee, who has been in private practice since 1969. Dr. Scruggs received his undergraduate degree from the University of Virginia in 1959 and his graduate degree from the University of Tennessee in 1962. Dr. Scruggs completed his residency at Memphis Methodist Hospital and was a General Medical Officer in the U.S. Air Force from 1963 to 1965.

      DAVID HULTQUIST. Mr. Hultquist became one of our directors in October 2000. Mr. Hultquist has been President of Capital Resource Consultants since 1999. From 1998 to 1999, Mr. Hultquist served as Chief Operating Officer, Chief Financial Officer and in certain other positions with the Lanrick Group, a net worth advisory firm. From 1995 to 1997, Mr. Hultquist served as Chief Operating Officer and Director of Strategic Telecom Systems. From 1992 to 1995, Mr.
Hultquist  served as  Controller  of Global  Telemedia.  From 1986 to 1991,  Mr.
Hultquist served as Assistant Controller for Health Care REIT, Inc. Mr. Hultquist holds a BBA in Accounting from the University of Toledo.

      BRUCE THOMPSON. Mr. Thompson became one of our directors in October 2000. Since 1970, Mr. Thompson has served as President of First Toledo Corporation, an owner-developer of assisted living facilities and manager of limited partnerships with assisted living assets. From 1970 to 1995, he served as Chairman and Chief Executive Officer of Health Care REIT, Inc., which owns and finances operators of nursing and rehabilitation centers, mental health facilities, retirement and assisted living complexes and allied health care properties. Mr. Thompson received his B.A. from Yale University and received his LLB and JD from the University of Virginia Law School. Mr. Thompson is a director of Health Care REIT, Inc.

      Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2000, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them except as follows:

      Kenneth D. Van Meter has failed to file a Form 4 in connection with the issuance by our company of 118,506 shares of Common Stock in January 2001. These shares of Common Stock were issued in lieu of cash compensation for employment services rendered by Mr. Van Meter in December 2000. Mr. Van Meter failed to timely file a form 4 in connection with the receipt of 229,736 shares of Common Stock on March 15, 2000.

      David Hultquist has failed to file a Form 4 in connection with the issuance by our company of 35,146 shares of Common Stock in January 2001. These shares of Common Stock were issued in lieu of cash compensation for consulting services rendered by Mr. Hultquist in December 2000.

      Fenton Scruggs has failed to file a Form 4 in connection with the issuance by our company of 42,644 shares of Common Stock and options to purchase 5,000 shares of Common Stock in January 2001. These shares of Common Stock and options were issued as director's compensation. Mr. Scruggs failed to timely file a Form 4 in connection with the receipt of 2,000 and 87,993 shares of Common Stock on March 2, 2000 and March 20, 2000, respectively.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

EXECUTIVE COMPENSATION

      The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2000, 1999, and 1998 paid to Kenneth D. Van Meter, our Chairman of the Board, President, and Chief Executive Officer ("Named Executive Officer"). No other executive officer received compensation exceeding $100,000 during the fiscal year ended December 31, 2000.

SUMMARY COMPENSATION TABLE

                                                        LONG TERM COMPENSATION
                                                        ----------------------

                        ANNUAL COMPENSATION             AWARDS
                        -------------------             ------

NAME AND PRINCIPAL      YEAR   SALARY       BONUS       RESTRICTED   SECURITIES   ALL OTHER
POSITION                ----   ------       -----       STOCK        UNDERLYING   COMPENSATION
- ------------------                                      AWARD(S)     OPTIONS
                                                        --------     -------      ------------
Kenneth D. Van Meter    2000   $278,760(1)    -            -            -               -
Chairman of the Board,  1999   $170,100(2)    -            -            -               -
Chief Executive         1998   $170,100       -                      413,200(3)         -
Officer, and President

- -------------------------

        (1) Includes $13,125 voluntarily deferred in 2000 and $96,185 paid in common shares of the Company.
        (2) Includes $155,925 voluntarily deferred in 1999.
        (3) Options repriced on December 1, 1998.

      No options were granted to the Named Executive Officer during the fiscal year ended December 31, 2000.

      The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2000 by the Named Executive Officer.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

NAME                NUMBER OF   VALUE     NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
- ----                SHARES      REALIZED  UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS AT
                    ACQUIRED ON --------  OPTIONS AT DECEMBER 31, 2000          DECEMBER 31, 2000 2000(1)
                    ON                    EXERCISABLE/UNEXEREXERCISABLE         EXERCISED/UNEXERCISABLE
                    EXERCISE              -----------------------------         ------------------------
                    --------
Kenneth D. Van Meter   --          --     413,200  -0-                          -0-      -0-

- -----------

(1) Amount reflects the market value of the underlying shares of Common Stock at the closing price reported on the Over-the-Counter Bulletin Board on December 31, 2000 ($0.0469 per share), less the exercise price of each option.

RESIGNATION OF DIRECTOR

      In December 2000 Glenn West resigned from the Board of Directors. This vacancy has not been filled.

DIRECTOR COMPENSATION

    Our policy is for each outside director to receive nonqualified stock options for 20,000 shares in addition to $2,500 per quarter through 1999. For the year 2000 outside directors received compensation of $2,000 per quarter, paid in the form of our common shares plus options to purchase 5,000 shares at market price as of the end of each quarter for each full quarter in which a person is a member of our Board. Directors received compensation in fiscal 2000 for services rendered during 1998 and 1999 in the form of common shares of the Company.

STOCK OPTION PLANS

    On August 10, 1995, the Board of Directors and stockholders adopted our 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of options to purchase up to 178,929 shares of Common Stock to our employees and officers. In August, 1997, our Board of Directors and the stockholders adopted our 1997 Stock Option Plan (the "1997 Plan," and, together with the 1995 Plan, the "Plans"). The 1997 Plan provides for the grant of options to purchase up to 200,000 shares of Common Stock to our employees, directors, and officers. Options granted under the Plans may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options.

    The Plans are administered by our Board of Directors which serves as the stock option committee and which determines, among other things, those individuals who receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of each option, and the option exercise price.

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

    Options under the 1995 Plan must be issued within 10 years from August 10, 1995, the effective date of the 1995 Plan. Options under the 1997 Plan must be issued within 10 years from August 6, 1997, the effective date of the 1997 Plan. Incentive stock options granted under the Plans cannot be exercised more than 10 years from the date of grant. Incentive stock options issued to a 10%
Stockholder are limited to five-year terms. Payment of the exercise price for options granted under the Plans may be made in cash or, if approved by our Board of Directors, by delivery to us of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of such optionee's stock options with no additional investment other than the purchase of the original shares.

    Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the Plan from which they were granted.

    On November 25, 1998, our Board of Directors approved a resolution which permitted us to reprice all outstanding options to purchase Common Stock which were held by employees as of December 1, 1998, to a price equal to the closing of our Common Stock reported on the Nasdaq SmallCap Market on December 1, 1998. Such closing price on December 1, 1998 was $.688 per share.

    At December 31, 2000, options to purchase 37,500 shares of Common Stock were outstanding under the 1995 Plan at an exercise price of $0.910 per share. At December 31, 2000, options to purchase 159,483 shares of Common Stock were outstanding under the 1997 Plan at exercise prices ranging from $0.688 to $2.938 per share, although a majority of such options are exercisable at $0.688 per share. Options granted to directors of the Company under the 1997 Plan consist of: (i) options granted to Mark Braunstein, Donald Greenhouse and Fenton Scruggs to each purchase 20,000 shares of Common Stock, respectively, at an exercise price of $2.125 per share; (ii) options granted to Stephen Portch to purchase 20,000 shares of Common Stock at an exercise price of $2.625 per share; (iii) options granted to Mark Braunstein and Fenton Scruggs to each purchase 851 shares of Common Stock, respectively, at an exercise price of $2.938 per share;
(iv) options granted to Stephen Portch and Donald Greenhouse to each purchase 1,333 shares of Common Stock, respectively, at an exercise price of $1.875; and
(v) options granted to Stephen Portch and Donald Greenhouse, Mark Braunstein and Fenton Scruggs to each purchase 1,538 shares of Common Stock, respectively, at an exercise price of $1.625 per share. Messrs. Mark Braunstein, Donald Greenhouse and Stephen Portch did not stand for reelection to the board and their terms expired October 17,2000. On October 17, 2000 our Board of Directors approved a resolution which extended the period for option exercise from 90 days to one year for all Board members leaving the Board for any reason between October 17 and December 31, 2000.

OPTIONS GRANTED OUTSIDE THE PLANS

    In addition to the options which have been granted under the Plans, we have previously granted options outside of the Plans. At December 31, 2000, options to purchase 499,200 shares of Common Stock were outstanding, including: (i) options granted to Donald Greenhouse, a director of the Company to purchase (x) 14,000 shares of Common Stock at an exercise price of $0.10 per share (all of which have been exercised) and (y) 26,000 shares of Common Stock at an exercise price of $1.38 per share; (ii) options granted to Kenneth Van Meter to purchase 413,200 shares of Common Stock at an exercise price of $0.688 per share, (iii) options granted to David Hultquist and Bruce Thompson, both directors of the Company, to each purchase 20,000 shares of Common Stock at an exercise price of $0.35 per share, and (iv) options granted to Ed Kidston, a director of the Company to purchase 20,000 shares of Common Stock at an exercise price of $0.17 per share.

401(K) PROFIT SHARING PLAN

    We had a 401(k) profit sharing plan (the "401(k) Plan"), pursuant to which we, at our discretion each year, could make contributions to such plan which match a certain percentage, as determined by us, of the contributions made by each employee. We may elect not to make matching contributions to the 401(k) Plan in any given year. We made no matching contributions in fiscal years 1998 or 1999 and terminated the plan during 1999.

EMPLOYMENT AGREEMENTS

    KENNETH VAN METER. Our employment agreement with Mr. Van Meter, as amended, expired January 20, 2000. Mr. Van Meter is currently employed by us without such an agreement. Pursuant to his prior employment agreement, Mr. Van Meter received an annual base salary of $162,000. The employment agreement provided for the annual review of Mr. Van Meter's salary. In May 2000, our Board of Directors approved an increase to Mr. Van Meter's base salary for 2000 to $225,000 with a potential bonus of 200% of such salary. Retroactive salary increases for 1998 and 1999 were also granted and were paid in shares of common stock in June 2000 ($8,505 raise for 1998, paid as 8,000 shares; $8,930 raise for 1999, paid as 10,338 shares).

    Pursuant to his employment agreement (now expired), Mr. Van Meter may have, at the discretion of our Board of Directors, received an annual incentive bonus equal to up to 99% of Mr. Van Meter's base salary if he and the Company reached certain milestones. Up to two-thirds of such incentive bonus was to be awarded and paid within thirty days following the end of each calendar year and up to the remaining one third of such bonus was to be awarded at the end of each calendar year and vest in two equal installments on the first and second anniversaries of the date of the award.

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

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
             --------------------------------------------------------------

PRINCIPAL STOCKHOLDERS

      The following table sets forth certain information known to us regarding the beneficial ownership of our voting securities as of March 15, 2001 by (i) each person who is known by us to own of record or beneficially more than 5% of the outstanding Common Stock, (ii) each of our directors and the Named Executive Officer and (iii) all our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to the shares beneficially owned by such stockholder.

NAME OF BENEFICIAL OWNER(1)    NUMBER OF SHARES         PERCENT OF CLASS(2)
- ---------------------------    BENEFICIALLY OWNED       -------------------
                               ------------------

Kenneth D. Van Meter             1,121,252(3)               2.2%
David Hultquist                    597,000(4)               1.2%
Ed Kidston                       1,608,881                  3.2%
Dr. Fenton Scruggs                 476,074(5)               0.9%
Bruce Thompson                       1,000                  0.0%

All directors and executive      3,824,207                  7.5%
officers as a group
(5 persons)(3)(4)(5)


(1) The  address for Messrs. Van  Meter, Hultquist,  Kidston,  Thompson, and Dr.
    Scruggs  is   c/o  Celerity  Systems,   Inc.,  122  Perimeter  Park   Drive,
    Knoxville, Tennessee 37922.

(2) Shares of Common Stock are deemed outstanding for purposes of computing the percentage of beneficial ownership if such shares of Common Stock underlie securities which are exercisable or convertible within 60 days of the date of this Form 10-KSB .

(3) Includes 413,200 shares of Common Stock which are subject to currently exercisable stock options, warrants to purchase 78,219 shares of Common Stock obtained in the Spring 2000 Placement. Does not include 21,032 shares of Common Stock owned by Mr. Van Meter's adult children to which he disclaims beneficial ownership.

(4) Includes warrants to purchase 125,000 shares of Common Stock obtained in part consideration for an advance to the Company. Does not include 200,000 shares of Common Stock owned by a trust for the benefit of Mr. Hultquist's children as to which he disclaims beneficial ownership.

(5) Includes 21,591 shares of Common Stock which are subject to currently exercisable stock options and warrants to purchase 21,198 shares of Common Stock obtained in the Spring 2000 Placement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

    In conjunction with a loan to a third party in mid-1999, Dr. Fenton Scruggs transferred approximately 278,000 tradable shares of Common Stock into an escrow account for our benefit, the loan was repaid on December 1, 1999; Dr. Scruggs' shares were subsequently released from escrow. Dr. Scruggs was issued 55,583 shares of Common Stock (20% of the number of shares he placed into escrow) in January 2000 for the use of such shares.

    In December 1999, David Hultquist, who subsequently became a director of the Company in October 2000, purchased 400,000 shares of Common Stock at the then current market price. We previously registered 400,000 of such shares. We also entered into a loan arrangement with Mr. Hultquist. Such arrangement provides that in connection with loans made thereunder, we issued him a warrant to purchase up to 200,000 shares of Common Stock at the then current market price which expires December 31, 2001.

    We also entered into a consulting agreement with Mr. Hultquist for his services payable in shares of Common Stock (calculated monthly at a price equal to the average for the most recent five trading days less 20%), plus the issuance of one share of Common Stock per each dollar of fees. We have recorded a $40,000 expense.

Deferred Payments and Cash Loans to the Company

    Several persons affiliated with us have permitted us to defer paying them certain amounts we owe to them. Mr. Van Meter has permitted the deferral of compensation payments, $70,875 in 1998, $204,515 in 1999 and $18,750 in
2000. Mr. West permitted the deferral of payments of contractor fees, $2,500 in 1998 and $30,000 in 1999. Mr. Smith permitted the deferral of an aggregate of compensation payments, $14,219 in 1998 and $73,149 in 1999. Mr. Smith also permitted the payment deferral of $25,000 owed to him in connection with his relocation in 1998. Mr. Chambers, a former officer and employee of the Company, permitted the deferral of compensation payments of $22,969 in 1998 and $54,687 in 1999. As of December 31, 1999, a total of,
$1,130.245 of compensation and fees was deferred by current and former officers and employees, including the amounts noted above.

    Several persons affiliated with us have made cash loans to the Company. Mr. Van Meter loaned us an aggregate of $550,000 during 1998 and aggregate of $17,219 during 1999 and made no loans to us during 2000. Dr. Scruggs loaned the Company $100,000 in 1998. Mr. Hultquist, a member of our Board of Directors, loaned us $70,000 in the first quarter of 2000 (which was repaid in cash) and $125,000 in the second quarter of 2000 which remains outstanding.

    Except for the loans from Mr. Hultquist and approximately $147,000 of compensation owed to former employees, none of the amounts owed described in this section remain outstanding due to such persons' investments in the transactions described in the following section.

Private Placements Reducing Indebtedness

    In October 1998, we consummated a private placement (the "1998 Royalty Placement") of $450,000, aggregate principal amount, 7% Notes due 1999 and 2001 ("Royalty Notes") in which subscribers were also entitled to received royalties of $0.50 for each $100,000 invested (pro rated for lesser investments) for each set top box sold over a period of five years or the total notes placed. Each of Messrs. Van Meter and Smith and Dr. Scruggs, purchased Royalty Notes by the cancellation of our indebtedness or canceling our obligation to pay them money, the payment of which was then being deferred. The amounts of Royalty Notes purchased were $50,000, $25,000 and $100,000 for Van Meter, Smith and Scruggs respectively. William Chambers, then and officer of the Company, purchased a Royalty Note in the Royalty Private Placement for $50,000.

    In the second quarter of 2000, we consummated a private placement of Common Stock and warrants to purchase Common Stock (the "Spring 2000 Placement") in exchange for which we canceled some of our outstanding debt, including Royalty Notes, and deferred payments of monies owed by some of our creditors, including some of our current and former officers, directors and employees. All investors in the private offering received shares of our Common Stock with an aggregate value equal to the amount of debt canceled (calculated at the average closing bid price of our Common Stock on the OTC bulletin board for the five trading days prior to our acceptance of the respective subscription agreement less twenty percent) plus warrants to purchase Common Stock at the rate of one share for each five dollars of debt canceled. Investors in the spring 2000 Placement included Mr. Van Meter ($390,647); Mr. Smith ($96,352); Dr. Scruggs ($109,991);
Mr. Chambers ($130,889); and Mr. West ($40,481).

    We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from and unaffiliated third party. Furthermore, any future transactions or loans between the Company and officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.

 ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------


EXHIBIT NO. DESCRIPTION
- -----------------------

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

 10.27      Lease,  dated  December  17,  1999,  between  Andy Charles  Johnson,
            Raymond  Perry  Johnson,  Tommy  F.  Griffin.  and  the Company. (8)
10.28       Amendment to the Line of Credit Agreement between Celerity and GMF
            Holdings, Inc. dated October 16, 2000.(12)
10.29       Purchase Agreement,  dated June 22, 2000, between the Company and
            WIT Technologies Inc.(14)
10.30       Manufacuring  Service Agreement,  dated January 4, 2001, between the
            Company and Nextek, Inc.(15)
10.31       Broadband Services Agreement, dated January 4, 2001, between the
            Company and DeserScape L.P.(16)
 23         Consent of PricewaterhouseCoopers, LLP (11)

 -----------

(1) Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).
(2)  Filed as an Exhibit to the Form  10-KSB  for the year  ended  December  31,
     1997.
(3)  Filed as an Exhibit to the Form  10-KSB/A  for the year ended  December 31,
     1998.
(4)  Filed  as  an  Exhibit  to  the  Registration   Statement  on  Form  S-3
     (Registration No. 333-81099).
(5)  Filed as an Exhibit to the Form 8-K filed September 14, 1999.
(6)  Filed as an Exhibit to the Form 8-K filed October 8, 1999.
(7)  Filed as an Exhibit to the Form 8-K filed December 8, 1999.
(8)  Filed as an Exhibit to the Form 8-K filed January 5, 2000.
(9) Filed as an Exhibit to the Registration Statement on Form S-3 filed February 15, 2000.
(10) Filed as an Exhibit to the Form 8-K filed March 23, 2000.
(11) Filed herewith.
(12) Filed as an Exhibit to the Form 8-K filed August 31, 2000.
(13) Filed as an Exhibit to the Form 8-K filed April 5, 2000.
(14) Filed as an Exhibit to the Form 8-K filed July 11, 2000.
(15) Filed as an Exhibit to the Form 8-K filed December 27, 2000.
(16) Filed as an Exhibit to the Form8-K filed January 10, 2001.
(17) Filed herewith.

                        Report of Independent Accountants

To the Board of Directors
Celerity Systems, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Celerity Systems, Inc. (the "Company") at December 31, 1999 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit of $1,452,589 and has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP


March 14, 2001, except as to Note 16 for which
  the date is March 30, 2001
Knoxville, Tennessee

 CELERITY SYSTEMS, INC.
 Balance Sheets
 December 31, 2000 and 1999


                                                                                          2000             1999
                                                                                        --------------  ---------------
 Assets

    Cash                                                                                $      10,366   $          383
    Accounts receivable                                                                             -           31,500
    Other receivables                                                                               -           28,000
    Inventory, net                                                                            400,157          854,353
    Prepaid expenses                                                                                -           24,000
                                                                                        --------------  ---------------
         Total current assets                                                                 410,523   $      938,236

 Property and equipment, net                                                                  100,375          104,686
 Debt offering costs, net of accumulated amortization of $257,263
   and $134,894 respectively                                                                   41,215           76,629
 Other assets                                                                                  56,930          109,186
                                                                                        --------------  ---------------
      Total assets                                                                      $     609,043   $    1,228,737
                                                                                        ==============  ===============

 Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

 Accounts payable                                                                      $      684,103   $      984,341
 Accrued wages and related taxes                                                              187,642        1,209,639
 Accrued interest                                                                             151,499          224,622
 Other accrued liabilities                                                                    176,925          309,513
 Notes payable                                                                                 92,943          557,252
 Current maturities of long-term debt and capital lease obligations                           570,000          401,173
                                                                                        --------------  ---------------

      Total current liabilities                                                             1,863,112        3,686,540

 Long-term debt and capital lease obligations, less current maturities                        530,425          904,280
                                                                                        --------------  ---------------

      Total liabilities                                                                     2,393,537        4,590,820

 Commitments and contingencies (Notes 3, 8, 10, 11 and 15)                                          -                -

 Series A convertible preferred stock, $.01 par value; authorized
 50 shares; 13.715 and 0 shares issued and outstanding at
 December 31, 2000 and 1999, respectively (aggregate
 liquidation value at December 31, 2000 of $140,300)                                          168,357                -

 Common stock, $.001 par value, 50,000,000 shares authorized,
   24,640,649 issued and 24,303,285 outstanding, and 6,269,521 issued and 5,932,157 outstanding at December 31, 2000
   and 1999, respectively                                                                      24,641            6,270
 Additional paid-in capital                                                                30,407,547       23,695,245
 Treasury stock, at cost, 337,364 shares at December 31, 2000 and 1999                       (227,500)        (227,500)
 Accumulated deficit                                                                      (32,157,539)     (26,836,098)
                                                                                        --------------  ---------------
      Total stockholders' deficit                                                          (1,952,851)      (3,362,083)
                                                                                        --------------  ---------------

      Total liabilities, redeemable preferred stock and stockholders' deficit           $     609,043   $    1,228,737
                                                                                        ==============  ===============



 The accompanying notes are an integral part of these financial statements



CELERITY SYSTEMS, INC.
 Statements of Operations

For the years ended December 31, 2000 and 1999

                                                                                2000             1999
                                                                          ---------------  ----------------
Revenues                                                                  $            -   $        85,894
Cost of revenues                                                                 717,755           366,495
                                                                          ---------------  ----------------
                                                                                (717,755)         (280,601)
Operating expenses                                                             3,666,014         3,582,245
Loss on disposal of fixed assets                                                       -         1,085,474
                                                                          ---------------  ----------------
     Loss from operations                                                     (4,383,769)       (4,948,320)

   Interest expense                                                             (930,740)         (537,865)
   Other (expense) income                                                         (8,084)           51,199
                                                                          ---------------  ----------------
     Loss from continuing operations                                          (5,322,593)       (5,434,986)

   Discontinued operations:
    Income on disposal of discontinued CD-ROM segment (Note 4)                    35,094            26,830

                                                                          ---------------  ----------------
      Net loss                                                                (5,287,499)       (5,408,156)

 Amortization of beneficial conversion feature of Series A redeemable
 convertible preferred stock (Note 11)                                            33,942                 -

 Accretion of redeemable preferred stock (Note 11)                               298,966                 -
                                                                          ---------------  ----------------
      Net loss  applicable to common stockholders                         $   (5,620,407)  $    (5,408,156)
                                                                          ===============  ================

   Basic and diluted loss per common share (Note 13):

      Loss from continuing operations                                     $        (0.49)  $         (1.07)

      Discontinued operations                                                          -              0.01
                                                                          ---------------  ----------------
      Net loss per share                                                  $        (0.49)  $         (1.06)
                                                                          ===============  ================





 The accompanying notes are an integral part of these financial statements


 CELERITY SYSTEMS, INC.
 Statement of Changes in Stockholders' Deficit
 For the years ended December 31, 2000 and 1999

                                                                           Shares of       Common         Additional
                                                                           Common Stock     Stock      Paid-In Capital
 Balances, December 31, 1998                                               4,748,847      $   4,749     $ 22,626,174
 Exercise of employee stock options                                           28,800             29            2,851
 Issuance of common stock                                                    200,000            200           39,800
 Issuance of convertible debentures with beneficial
      conversion feature                                                                                     375,935
 Issuance of common stock warrants                                                                           111,605
 Conversion of accounts and notes payable to common stock                  1,291,874            438          379,734
 Conversion of convertible debentures to shares of common stock                    -            854          159,146
 Net loss
                                                                         ------------     ---------     -------------
 Balances, December 31, 1999                                                6,269,521         6,270       23,695,245

 Issuance of common stock                                                   1,700,000         1,700        1,058,300
 Issuance of common stock warrants with short-term note                                                       75,589
 Issuance of common stock warrants with Series A Preferred Stock                                             202,800
 Exercise of common stock warrants                                            177,500           178          135,923
 Exercise of employee stock options                                            87,500            87           51,844
 Issuance of convertible debentures with beneficial
      conversion feature                                                                                     651,104
 Issuance of common stock as payment of certain consulting and
 directors' fees, payroll and accounts payable items                          814,255           814          942,440
 Conversion of notes, accounts payable and wages to shares of common
 stock and warrants to purchase 357,464 shares of common stock              1,503,738                      1,781,908
 Conversion of accounts payable to common stock                               383,586           384          207,706
 Conversion of convertible debentures to shares of common stock             9,009,096         9,009        1,597,599
 Conversion of convertible preferred stock to shares of common stock        4,695,453         4,695          272,113
 Issuance of convertible preferred stock with beneficial
      conversion feature                                                                                      33,942
 Accretion of redeemable preferred stock                                                                    (298,966)
 Net loss

                                                                         ------------   -----------     -------------
 Balances, December 31, 2000                                               24,640,649   $    24,641     $ 30,407,547
                                                                         ============   ===========     =============



 The accompanying notes are an integral part of these financial statements


 CELERITY SYSTEMS, INC.
 Statement of Changes in Stockholders' Deficit
 For the years ended December 31, 2000 and 1999

                                                                          Treasury         Accumulated
                                                                            Stock             Deficit
 Balances, December 31, 1998                                               $  (227,500)    $ (21,427,942)
 Exercise of employee stock options
 Issuance of common stock
 Issuance of convertible debentures with beneficial
      conversion feature
 Issuance of common stock warrants
 Conversion of accounts and notes payable to common stock
 Conversion of convertible debentures to shares of common stock
 Net loss                                                                                     (5,408,156)
                                                                           -------------   ---------------
 Balances, December 31, 1999                                               $  (227,500)      (26,836,098)

 Issuance of common stock
 Issuance of common stock warrants with short-term note
 Issuance of common stock warrants with Series A Preferred Stock
 Exercise of common stock warrants
 Exercise of employee stock options
 Issuance of convertible debentures with beneficial
      conversion feature
 Issuance of common stock as payment of certain consulting and directors' fees, payroll and accounts payable items
 Conversion of notes, accounts payable and wages to shares of common stock and warrants to purchase 357,464 shares of common stock
 Conversion of accounts payable to common stock
 Conversion of convertible debentures to shares of common stock
 Conversion of convertible preferred stock to shares of common stock
 Issuance of convertible preferred stock with beneficial
      conversion feature                                                                         (33,942)
 Accretion of redeemable preferred stock
 Net loss                                                                                     (5,287,499)

                                                                           --------------  ---------------
 Balances, December 31, 2000                                               $    (227,500)  $ (32,157,539)
                                                                           ==============  ===============



 The accompanying notes are an integral part of these financial statements



 CELERITY SYSTEMS, INC.
 Statements of Cash Flows
 For the years ended December 31, 2000 and 1999

                                                                                           2000                 1999
 Cash flows from operating activities:
    Net loss                                                                          $ (5,287,499)        $ (5,408,156)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                                      280,187              665,418
        Loss on disposal of fixed assets                                                         -            1,085,474
        Provision for inventory obsolescence                                               683,750              354,523
        Noncash interest expense related to beneficial
          conversion feature of debt                                                       712,550              285,235
        Noncash interest expense related to notes payable                                   22,234                    -
        Noncash stock-based compensation                                                   259,534                    -
        Noncash operating expense related to consulting fees                               578,125                    -
        Noncash operating expense related to payroll
           and directors' fees                                                             365,129                    -
        Changes in current assets and liabilities:
           Accounts receivable                                                              31,500              248,815
           Prepaid expenses                                                                 24,000               39,150
           Inventory                                                                      (229,554)              (2,265)
           Accounts payable                                                                (43,728)             542,700
           Other current liabilities                                                      (413,053)             950,245
                                                                                     --------------        -------------
             Net cash used in operating activitities                                    (3,016,825)          (1,238,861)

 Cash flows from investing activities:
    Purchase of fixed assets                                                               (48,567)                   -
    Issuance of short-term note receivable                                                       -              (50,000)
    Collection of short-term note receivable                                                     -               22,000
    Investments in other assets                                                                  -              (20,900)
                                                                                     --------------        -------------
             Net cash used in investing activitities                                       (48,567)             (48,900)

 Cash flows from financing activities:
    Proceeds from short-term borrowings                                                    200,000              677,253
    Payments on short-term borrowings                                                     (100,000)            (125,000)
    Proceeds from long-term debt                                                         1,634,980              914,980
    Principal payments on long-term debt and capital lease obligations                     (90,000)             (28,719)
    Proceeds from issuance of common stock                                               1,060,000               40,000
    Proceeds from exercise of common stock warrants                                        136,101                    -
    Proceeds from exercise of common stock options                                           2,775                2,880
    Proceeds from Series A preferred stock offering, net of offering costs                 369,000                    -
    Financing and debt issue costs                                                        (137,481)            (211,523)
                                                                                     --------------        -------------
             Net cash provided by financing activitities                                 3,075,375            1,269,871

 Net increase (decrease) in cash and cash equivalents                                        9,983              (17,890)
 Cash and cash equivalents, beginning of year                                                  383               18,273
                                                                                     --------------        -------------

 Cash and cash equivalents, end of year                                              $      10,366         $        383
                                                                                     ==============        =============



 The accompanying notes are an integral part of these financial statements

                             CELERITY SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

               Celerity Systems, Inc. (the "Company"), a Delaware corporation, designs, develops, integrates, installs, operates and supports interactive video services hardware and software ("interactive video"). The Company also designed, developed, installed, and supported CD-ROM software products for business applications. In February, 1998 the Company began to scale back the CD-ROM segment to a maintenance mode of operations and in February, 2001 completed the sale of this segment (Note 4). In the interactive video services area, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market niches. The sales of interactive video products are principally made on a contract basis.

               The Company had no revenues in 2000. The Company had one interactive video customer that represented approximately 50% of the Company's revenues in 1999. Export sales represented 35% of revenues for 1999.


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

               The Company records sales of products not under contract when all risks and rewards of ownership of the related products has passed to the buyer.

               In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statement, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It was effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This statement did not have a material impact on the Company.

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

               DEBT OFFERING COSTS - Debt offering costs are related to private placements in 2000 and 1999, are being amortized on a straight line basis over the term of the related debt. Amortization expense related to these costs was $204,894 and $134,894 in 2000 and 1999 respectively.

               RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred and amounted to $-0- and $90,498 for the years ended December 31, 2000 and 1999, respectively. These amounts are included in operating expenses in the accompanying statements of operations.

               INCOME TAXES - The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

               STOCK BASED COMPENSATION - On January 1, 1996, the Company adopted SFAS 123, Accounting for Stock Based Compensation. As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its Plans. The pro forma disclosures of the impact of SFAS 123 are described in Note 12 of the financial statements.

               In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company.

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

               FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying value of the Company's long-term debt approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.

               IMPACT OF SFAS 133 - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative
        Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to fiscal year 2001. This Standard is not expected to have a material impact on the Company.

3.  GOING CONCERN

               The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. These factors taken together with the lack of sales and the absence of significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern.

               In the first quarter of 2001, the Company received gross proceeds from private placements of convertible debt totaling $1,790,000 and Series B Convertible Preferred Stock totaling $742,000 and received $30,000 from the issuance of common stock. These funds should enable the Company to produce inventory for its orders and to operate for the next few months, however, additional financing will be necessary to sustain our operations and achieve our business plan. the additional financing will be necessary to sustain our operations and achieve our business plan. The Company is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors.The Company has also signed contracts to deploy its end-to-end interactive television system in three multi-family properties totaling 749 units and has received an order to provide its Digital Education System to an Ohio school. However, there can be no assurance as to the receipt or timing of revenues from operations including revenues from these contracts or that management will be able to find a strategic investor or secure the additional financing necessary to sustain operations or achieve its business plan.

4.  DISCONTINUED SEGMENT

               In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal that became effective in May 1998. The segment had revenues of $70,070 and $174,209 in 2000 and 1999, respectively. In February, 2001 the Company sold the assets of its CD-ROM segment for 20 preferred shares of the buyer, which are convertible to common shares on a scheduled basis over a two-year period. As the Company had written the assets of this segment down to zero, and the fair value of the shares of the buyer is not currently determinable, no gain or loss on this sale was recorded.

5.  INVENTORY

               Inventory at December 31, 2000 and 1999, consists of:

                                                          2000                  1999
        Raw materials                                     $1,120,004            $  924,890
        Finished goods                                        34,440                   -0-
                                                          ----------            ----------
                                                           1,154,444               924,890
        Reserve for inventory obsolescence                  (754,287)              (70,537)
                                                          -----------           -----------
                                                          $  400,157            $  854,353
                                                          ==========            ==========



               During 2000 and 1999, the Company wrote inventory down to an estimated net realizable value. This write down amounted to $683,750 and $354,523 in 2000 and 1999, respectively. The write down in 2000 came as the result of an agreement with another entity to manufacture the Company's updated line of digital video servers.



6.  PROPERTY AND EQUIPMENT

               Substantially all property and equipment of the Company is comprised of computers and computer-related equipment, therefore, all property and equipment is included in one category entitled "Property and equipment, net." Cost and related accumulated depreciation for December 31, 2000 and 1999, are as follows:

                                                          2000                  1999
        Property and equipment                            $ 272,304             $ 223,737
        Accumulated depreciation                           (171,929)             (119,051)
                                                          ----------            ----------
               Property and equipment, net                $ 100,375             $ 104,686
                                                          =========             =========


               As part of the downsizing efforts during 1999, the Company negotiated to release its current facility and relocate to a smaller site. This relocation took place in January 2000. As result of this relocation, certain leasehold improvements were abandoned and furniture recorded as part of a capitalized lease was returned. The Company recorded a loss in 1999 on disposal related to these assets as well as certain computer equipment totaling $1,085,474. Depreciation expense in 2000 and 1999 was $52,877 and $507,205, respectively.

7.  INCOME TAXES

               The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 2000 and 1999, are as follows:


                                            2000               1999
        Current:
          Accrued wages                     $      --          $  459,000
          Inventory reserve                     286,000            26,000
          Relocation reserve                       --              84,000
          Other                                  56,000            23,000
                                              ---------         ---------
                                                342,000           592,000
        Valuation allowance for net
        current deferred tax assets            (342,000)         (592,000)
                                              ----------        ----------

          Total net current
          deferred tax asset                $      --          $     --
                                              ==========       ===========

        Noncurrent:
          Net operating loss and
           research credit carryfowards     $ 10,717,000       $8,429,000
          Stock based compensation               879,000          937,000
          Property and equipment                  (5,000)          26,000
                                            -------------      ----------
                                              11,591,000        9,392,000
        Valuation allowance for net
        noncurrent deferred tax assets       (11,591,000)      (9,392,000)
                                            -------------      -----------


          Total net noncurrent deferred
          tax asset                         $         --       $       --
                                            ============       ==========


               As a result of significant historical pretax losses, management can not conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset.

               In 2000 and 1999, income tax expense allocated to discontinued operations was $13,000 and $10,000 respectively. The Company recorded a full valuation allowance for this item.

               The Company's income tax benefit differs from that obtained by using the federal statutory rate of 34% as a result of the following:

                                              2000            1999


        Computed "expected" tax (benefit)     $(1,798,000)    $(1,839,000)
        State income tax (benefit),
         net of federal income tax benefit       (209,000)       (216,000)
        Change in valuation allowance           1,949,000       2,005,000
        Permanent differences and other            58,000          50,000
                                              -----------     -----------

                                              $        --     $        --
                                              ===========     ===========


               At December 31, 2000, the Company has approximately $28,150,000 of net operating loss carryforwards which in certain circumstances could become limited due to a change of control. These amounts are available to reduce the Company's future taxable income and expire in the years 2010 through 2015.

8.  COMMON STOCK WARRANTS

        1996 WARRANTS

               In the second quarter of 1996, the Company sold units in a private placement offering to outside investors. In connection with this placement, the agent received warrants to purchase 35,556 shares of common stock at $10.31 per share. The 1998, 1999 and 2000 convertible debenture issuances triggered the antidilution provisions of the 1996 warrant agreement. An additional 11,952 warrants have been issued and the exercise price has been lowered to $7.72. These warrants expire in July 2002.

        1997 WARRANTS

               In August 1997, the Company issued warrants to purchase 320,000 shares of common stock at $3.00 per share in connection a private placement. The 1998, 1999 and 2000 convertible debenture issuances also triggered the antidilution provisions of the 1997 warrant agreement. An additional 70,240 warrants have been issued and the exercise price has been lowered to $2.46. These warrants expire in August 2001.

               In November 1997, the Company issued warrants to purchase 200,000 shares of common stock at $9.00 per share in connection with its initial public offering. These warrants expire in November 2002.

        1999 WARRANTS

               In the first quarter 1999, the Company placed $600,000 of 9% convertible debentures (Note 10). In connection with this placement, the agent received warrants to purchase 100,000 shares of common stock at $1.00 per share. The Company recorded loan cost and additional paid in capital for the $36,605 fair value of these warrants to be amortized over the life of the related debt.

               In June 1999, the Company received $500,000 in bridge financing. In connection with this placement, the agent received warrants to purchase 100,000 shares of common at $1.50 per share which were repriced to $0.94 per share in April 2000. The Company recorded loan cost and additional paid in capital for the $16,300 for the fair value of the repricing of these warrants to be amortized over the life of the related debt. These warrants expire in April 2003.



               In October and November 1999, the Company placed $110,000 and $204,980 of 4% and 8% convertible debentures, respectively. In connection with these placements, the agent received warrants to purchase 250,000 shares of common stock at $0.586 per share. The Company recorded loan cost and additional paid in capital for the $75,000 fair value of these warrants to be amortized over the life of the related debt. These warrants expire in September 2002.

               In December 1999, the Company issued warrants to purchase 200,000 shares of common stock at $0.20 per share in connection with a private placement. These warrants were exercised in January, 2000.

        2000 WARRANTS

               In the first half of 2000, the Company issued warrants to purchase 357,464 shares of common stock at prices ranging from $0.744 to $1.625 in connection with a private placement of common stock (Note 9). These warrants expire at various dates between April and June 2003.

               In April 2000, the Company received $125,000 in short-term financing from an individual who later became a member of the Board of Directors (Note 10). In connection with this note, the individual received a warrant to purchase 125,000 shares of common at $0.20 per share. The Company allocated $59,291 of the net proceeds to the warrants based on their relative fair value by recording debt discount and additional paid in capital. These warrants expire in April 2002.

               In August 2000, the Company placed $410,000 of series A convertible preferred stock. In connection with this placement, the agent received warrants to purchase 360,000 shares of common stock at $0.70 per share. The $202,800 fair value of these warrants was recorded as a cost of the offering. These warrants expire in August 2002.

9.  ACCOUNTS, NOTES AND WAGES CONVERSION

               In the first half of 2000, the Company converted $1,783,412 of outstanding notes, accounts payable and wages into common stock upon the initial closing of a private offering. Investors in the private offering received 1,503,738 shares of the Company's common stock, calculated at the average closing bid price of the common stock for the five days immediately prior to acceptance of the investor's subscription agreement less twenty percent. In addition, investors received warrants to purchase common stock at the rate of one warrant for each five dollars of liabilities converted (Note 8).



10. NOTES PAYABLE, LONG TERM DEBT AND EQUITY LINE OF CREDIT

        NOTES PAYABLE

               In 1999, the Company's President advanced $27,252 to the Company. This note was non-interest bearing. Also during 1999, $30,000 was advanced from an inventory supplier to fund purchases required for a specific customer order. This note was due, plus interest of $15,000, upon receipt of the funds from the specified customer. Also, bridge financing was obtained in the amount of $500,000. This financing had a term of 120 days and provided for interest of $100,000. At December 31, 2000 and 1999, $-0- and $557,252 was outstanding, respectively.

               In April 2000, the Company received $195,000 from an individual who later became a member of the Company's Board of Directors. The note is due in April 2002 and bears interest at 9%. In addition, warrants were issued with a fair value of $59,291. The unamortized debt discount associated with these warrants is $37,507 and is shown as a reduction of the $125,000 note outstanding at December 31, 2000.

               In 2000, the Company also received a $5,000 loan from an individual which is outstanding at December 31, 2000. The note is non-interest bearing.

        LONG TERM DEBT

               In October and November 1998, the Company placed $450,000 of 7% notes. Each note holder is entitled to royalties of fifty cents per $100,000 invested (pro rated for lesser investments) for each T 6000 set top box sold during a period of up to five years. Of the total notes placed, $300,000 were converted into common stock upon the closing of a private offering in the first half of 2000 (note 9) and the remainder are due in October 2001. At December 31, 2000 and 1999, there was $150,000 and $450,000 outstanding of these royalty notes, respectively.

               In January, February and March 1999, the Company sold $600,000 in a private placement offering to outside investors. Investors in the private placement received 9% convertible debentures with a principal amount equal to the amount of the investment and a term of two years. The debentures are convertible into the Company's common stock at a price equal to the lesser of (i ) 75% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) four times the five-day average closing bid price for the five days immediately preceding the date of closing. The Company may redeem the debentures at prices that range from 115% to 125% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity. The Company is currently in default as it relates to the amounts due in 2001. At December 31, 2000, $290,000 of the debentures had converted to shares of common stock and $10,000 had been redeemed. At December 31, 2000 and 1999, there was $300,000 and $430,000 outstanding of these 9% debentures, respectively.

               In November and December 1999, the Company sold $314,980 in a private placement offering to outside investors. Investors in the private placement received 4% convertible debentures with a principal amount of $110,000 and 8% convertible debentures with a principal amount of $204,980, both with a term of three years. The debentures are convertible into the Company's common stock at a price equal, at the Debenture holders option, either, (i ) 65% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) $0.75 cents per share for the 4% debentures or $0.50 per share for the 8% debentures. The Company filed a Registration Statement that became effective within 90 days of the Closing Date The Company has the right to redeem in part or in full any outstanding debentures at 135% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity. At December 31, 2000, $265,381 of the debentures had converted to shares of common stock. At December 31, 2000 and 1999, there was $49,599 and $204,980 outstanding of these debentures, respectively.


               The Company issued $629,980 aggregate principal amount of 8% convertible debentures in the first quarter of 2000. The Debentures have a term of three years and are convertible into the Company's common stock at a price, at the option of the holder, equal to either (I) 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion, or (ii) $1.50 per share. Celerity may redeem the debentures at a redemption price of 125% of the principal amount, plus accrued interest. All outstanding principal and interest is subject to mandatory conversion three years after issuance. At December 31, 2000, $449,900 of the debentures had converted to shares of common stock and $180,080 remained outstanding.

        EQUITY LINE OF CREDIT

               Effective September 30, 1999, the Company entered into $5,000,000 Line of Credit Agreement. Pursuant to the Line of Credit Agreement the Company could issue and sell up to $5,000,000 principal amount of 4% Convertible Debentures during a period beginning on the effective date of a registration statement covering the common stock underlying the Convertible Debentures and ending September 30, 2000. The amount of the drawdown is subject to the satisfaction of certain conditions, including conditions relating to the trading volume of the Company's common stock and is limited to a maximum of $500,000 per calendar month. During the period ended September 30, 2000, the Company had issued $550,000 of these debentures. On October 16, 2000 the agreement was renewed for a term ending October 31, 2001 and the maximum amount of debentures which may be issued was increased to a cumulative $10,000,000. Between the renewal date and December 31, 2000, the Company has issued $455,000 of additional debentures.

               The Company issued $1,005,000 aggregate principal amount of 4% convertible debentures in the second and fourth quarters of 2000 under this agreement. The debentures have a term of four years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. At December 31, 2000, $705,000 of the debentures had converted to shares of common stock and $300,000 remain outstanding.

        BENEFICIAL CONVERSION FEATURES OF DEBT

               The Company recognized a beneficial conversion feature for the various convertible debentures issued in 2000 and 1999 as discount on the convertible debentures and as additional paid-in capital. This discount of $651,104 and $375,935 for 2000 and 1999 respectively, has been amortized as a non-cash interest expense over the period between the date of issuance of the convertible debentures and the date they first become convertible.

        CAPITAL LEASE OBLIGATIONS

               In April 1998, the Company incurred capital lease obligations of approximately $259,000 for certain equipment. Monthly payments of principal and interest of $9,541 were due through 2001 with $82,628 past due at December 31, 1999. The equipment was returned to the lessor as part of the relocation of the Company's facilities (Note 6). The Company agreed to a final settlement totaling $240,000 with the lessor in June 2000. At December 31, 2000 and 1999, $150,000 and $201,173 was
        outstanding, respectively.


               The maturities of the Company's long-term debt as of December 31, 2000, are as follows:

        2001                            $  570,000
        2002                                79,599
        2003                               180,080
        2004                               300,000
                                        ----------
                                         1,129,679
                  Less debt discount       (29,254)
                  Less current portion    (570,000)
                                        -----------

        Total long-term debt and
         capital lease obligations      $  530,425
                                        ==========

11. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

               In August 2000, the Company consummated a private placement of 41 shares of Series A redeemable convertible preferred stock, resulting in net proceeds of approximately $369,000. In addition warrants with a fair value of $200,000 were issued to the placement agent and were recorded as a cost of the offering.

               The preferred stock is convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.40 per share or (ii) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of conversion. The preferred stock became convertible no earlier than 90 days from its issuance or the date of effectiveness of a registration statement registering the common stock into which the preferred stock is convertible. All shares of preferred stock outstanding on August 31, 2002 convert into shares of common stock as if holders of such shares had delivered a conversion notice effective at such date. At December 31, 2000, $272,850 face value of the preferred stock had converted to shares of common stock.

               The holders of two-thirds of the Preferred Stock can require the Company to redeem their shares upon the occurrence of any of the following events: (a) a merger where the Company is not the surviving entity, (b) a sale of all or substantially of the the Company's assets,
        (c) failure to maintain an effective registration statement, or (d) failure to comply with certain other covenants . The amount payable upon such redemption ranges from liquidation value to a premium of up to 120%. The Company, at its option, can redeem the Preferred Stock upon payment of 125% of the liquidation value. In 2000, the Company accreted the carrying value of its Preferred Stock to 120% of liquidation value by increasing the accumulated deficit by $298,966.

               Each share of Preferred Stock has a liquidation preference of $10,000 plus an amount representing 6% per annum accrued since issuance. The Preferred Stock does not pay a dividend.

               On the date of issuance of the Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock is convertible. The beneficial conversion feature was reflected as a dividend over the 90 day period until the stock was convertible. The Company recorded a $33,942 dividend relative to the beneficial conversion feature.

12. STOCK OPTIONS


               The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 178,929 options to acquire common shares of which 37,500 and 24,500 were outstanding at December 31, 2000 and 1999, respectively. In 1997, the Company established an additional stock option plan under which 200,000 options to acquire common shares were reserved for issuance. There were options to purchase 159,483 and 207,920 shares outstanding under the 1997 plan at December 31, 2000 and 1999, respectively.

               Options granted under these plans subsequent to the 1997 initial public offering generally vest over three years and expire ten years from the date of grant.

               The Company has also granted options to members of the Company's Board and to members of management which are outside the 1995 and 1997 plans. There were 499,200 and 483,200 of these options which remain outstanding at December 31, 2000 and 1999, respectively. These options generally vest over 3 years and expire ten years from date of grant.

                                                      2000                                1999
                                                      --------------------------------    -------------------------------------
                                                        Options      Weighted-Average     Options    Weighted-Average
                                                                     Exercise Price                  Exercise Price
        Outstanding at beginning of year               715,620          $  0.89            742,120      $  0.78
        Granted                                        143,763             0.76             30,000         0.66
        Exercised                                      (87,500)            0.59            (28,800)        0.10
        Forfeited                                      (75,700)            0.69            (27,700)        0.74
                                                       --------                            --------

        Outstanding at end of year                     696,183          $  0.93            715,620      $  0.89
                                                       =======                             =======

        Options exercisable at year end                507,407          $  0.90            574,458      $  0.78


               The weighted-average fair value per option granted during the year was $0.62 and $0.49 for the years ended December 31, 2000 and 1999, respectively.

               The following table summarizes information about stock options at December 31, 2000:

                                Options Outstanding                    Options Exercisable
                                ----------------------------------     ----------------------
                                                Weighted-Average
                                Number          Remaining              Number
         Exercise Prices        Outstanding     Contractual Life       Outstanding

         December 31, 2000

         $ 0.17                   20,000              9.86               --
         $ 0.35                   40,000              9.80               --
         $ 0.66                   22,500              8.70             7,425
         $ 0.69                  413,400              6.42           413,334
         $ 0.91                   37,500              9.59               --
         $ 1.25                   46,263              9.59               --
         $ 1.38                   26,000              6.26            26,000
         $ 1.63                    6,152              7.50             4,122
         $ 1.88                    2,666              7.41             1,786
         $ 2.13                   60,000              7.02            40,200
         $ 2.63                   20,000              7.01            13,400
         $ 2.94                    1,702              7.35             1,140

               The Company recorded no compensation expense related to options granted in 2000 and 1999, as the exercise price of the options was equal to the fair market value of the Company's common stock at grant dates. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below at December 31:

                                2000                                            1999
                                As                                              As
                                Reported               Pro Forma                Reported             Pro Forma


        Net loss               $  (5,287,499)         $  (5,377,256)            $  (5,408,156)       $  (5,560,882)
        Net loss per share     $       (0.49)         $       (0.50)            $       (1.06)       $       (1.09)



               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000 and 1999; risk-free interest rate of 6.77% in 2000 and 6.36% in 1999, volatility between 26% and 449% in 1999 and 168% and 200% in 2000 and expected lives from five to ten years.


13. LOSS PER SHARE


               Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 17,079,077 and 1,079,457 at December 31, 2000 and 1999, respectively, are not included in the computation of per share amounts in the periods because the Company reported a loss from continuing operations.

               Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                    2000          1999
        Loss
          Basic and diluted:
            Loss available to common stockholders   $(5,620,407)  $(5,408,156)

        Shares
          Basic and diluted:
            Weighted-average common shares
            outstanding                               11,465,200     5,108,954
                                                    ============= ============


14. CASH FLOWS

        Supplemental disclosure of cash flow information for the years ended December 31, 2000 and 1999, is as follows:

                                                    2000          1999

           Cash paid during the year for:
           Interest                                 $ 849         $ 252,630

        Noncash investing and financing activities:

        2000

               The Company issued 1,197,841 shares of common stock with a value of $1,167,642 as payment for certain consulting and directors' fees, payroll and accounts payable items.

               Employees exercised common stock options for 73,500 shares of common stock through forgiveness of $50,531 of wages payable.

               The Company converted $1,783,412 of notes, accounts, wages and related payroll taxes into 1,503,738 shares of common stock and warrants to purchase 357,464 shares of common stock.

               The Company converted $1,606,608 of the convertible debentures into 9,009,096 shares of common stock.

               The Company converted $276,808 of Series A Preferred Stock into 4,695,453 shares of common stock.

        1999

               The Company converted $380,172 in accounts payable into common stock at face value.

               In 1999, $160,000 of the convertible debentures were converted into common stock.


15. COMMITMENTS AND CONTINGENCIES


               The Company is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 and is pending before Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, has sued the Company for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain costs. The Company intends to defend the action vigorously.

               In addition, certain creditors have threatened litigation if not paid. Celerity is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on Celerity.

               The Company leases office space under an operating lease. Future minimum lease payments by year, and in the aggregate, under this noncancelable operating lease at December 31, 2000, are as follows:



                2001                                  60,000
                2002                                  60,000
                2003                                   2,500
                                                    --------

                                                    $122,500
                                                    ========

               Rent expense for operating leases was $56,354 and $371,367 in 2000 and 1999, respectively.

               The Company entered into a written lease agreement dated November 25, 1997, which was amended on April 1, 1998. The lease was terminated by the landlord as a result of the Company's breach, effective January 29, 1999. Pursuant to an agreement between the Company and the landlord, the Company acknowledged breach of the lease due to its failure to pay the required rental amount, and the landlord agreed to forego its right to immediate possession of the premises until February 20, 1999 if the Company performed certain acts. In June 2000, the Company reached a settlement with the Landlord and, upon payment of $175,000, has been fully released from all liability under the lease.

               At March 20, 2001 the Company had issued 49,812,845 shares of common stock with $426,247 aggregate principal and interest amount of convertible debentures and Series A Preferred Stock outstanding. The Company would be obligated to issue an aggregate of 3,275,296 shares of common stock if all holders of the outstanding Convertible Securities were to issue conversion notices, based upon the five day average closing price of $.1735 as of March 20, 2001, discounted to 75% of market price, or $.1301. Accordingly, sufficient shares of common stock are not available for issuance upon conversion of the convertible securities or upon exercise of outstanding options and warrants. While the Company intends to schedule a stockholders meeting as soon as possible to obtain approval for an increase in the number of authorized shares of common stock, it cannot currently satisfy its obligations in respect to the issuance of additional shares of common stock. To the extent the Company is unable to issue shares as required, it will be in breach of its obligations under the terms of the outstanding convertible securities agreements, and will incur liability for liquidated damages of approximately $6,000 per month.

16.  SUBSEQUENT EVENTS

               In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock resulting in net proceeds of approximately $230,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the closing date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The beneficial conversion feature of $98,000 will be reflected as a dividend over the two year period until the stated redemption date. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants are exercisable for a two year period following the first date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock and have an exercise price of $0.10 per share. The company allocated $132,000 of the proceeds to the warrants based on their relative fair value.

               Also in the first quarter of 2001, the Company issued $1,790,000 principal amount of 4% convertible debentures under its Equity Line of Credit Agreement resulting in net proceeds of approximately $1,633,000. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $717,985 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures.


               The Company also consummated an additional  private  placement of
        51.2 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of approximately $512,000. The beneficial conversion feature of $512,000 will be reflected as a dividend over the two year period until the stated redemption date. The stock provies for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the closing date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.


               The Company also received $30,000 from the issuance of 1,000,000 shares of its common stock.

SIGNATURE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERITY SYSTEMS, INC.

                                                              April 2, 2001

/s/ Kenneth D. Van Meter        President and Chief Executive
- ------------------------------  Officer
Kenneth D. Van Meter

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                      TITLE                            DATE

/s/ Kenneth D. Van Meter        President and Chief Executive   April 2, 2001
- ------------------------------  Officer and Chairman of the
Kenneth D. Van Meter            Board
                                (Principal Executive Officer)
                                (Principal Financial Officer)

/s/ Edward Kidston              Director                        April 2, 2001
- ------------------------------
Edward Kidston


/s/ Fenton Scruggs              Director                        April 2, 2001
- ------------------------------
Fenton Scruggs


/s/ David Hultquist             Director                        April 2, 2001
- ------------------------------
David Hultquist

/s/ Bruce Thompson              Director                        April 2, 2001
- ------------------------------
Bruce Thompson

EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION
- ----------------------------------

3.1        Certificate of Incorporation of Celerity Systems, Inc.(1)
3.2        By laws of Celerity Systems, Inc.(1)
4.1        Form of Underwriter's Warrant (1)
4.2        1995 Stock Option Plan (1)
4.3        1997 Stock Option Plan (1)
4.4        Form of Stock Certificate (1)
4.5        Form of Bridge Warrant (1)
4.6        Form of 1996 Warrant (1)
4.7        Form of Hampshire Warrant (1)
4.8        Form of 1995 Warrant (1)
4.9 Letter Agreement dated July 15, 1997, between the Company and Mahmoud Youssefi, including exhibits (1)
4.10 Letter Agreement, dated July 11, 1997, between the Company and Dr. Fenton Scruggs (1)
4.11       Form of 9% Convertible Debenture (3)
4.12       Form of 7% Promissory Note (3)
4.13 Form of Registration Rights Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation,
           Greg  A. Tucker  and Michael Kesselbrenner (3)
4.14       Form of Warrant issued April 27, 1999 (4)
4.15 Shareholders Agreement, dated August 10, 1999, between Celerity Systems, Inc., FutureTrak Merger Corp. and certain parties listed therein. (5)
4.16 Registration Rights Agreement, dated September 30, 1999, between the Company and GMF Holdings. (6)
4.17 Form of Debenture in connection with Line of Credit Agreement, dated September 30, 1999. (6)
4.18       Form of Warrant issued September 30, 1999 (9)
4.19 Form of 4% Convertible Debenture due 2002 between the Company and each of John Bridges, John Faure, Loni Spurkeland, Robert Dettle, Michael Genta, Lennart Dallgren.(9)
4.20 Form of 8% Convertible Debenture due 2002 between the Company and each of Richard T. Garrett, W. David McCoy, Dominick Chirarisi, Gilda R. Chirarisi, Joseph C. Cardella, Carl Hoehner. (9)
4.21 Form of 8% Convertible Debenture due 2003 between the Company and John Bolliger. (9)
4.22       Form of Registration  Rights Agreement,  between Celerity and each of John Bridges, John Faure, Loni Spurkeland, Robert Dettle, Michael Genta, Lennart Dallgren. (9)
4.23       Form of Registration  Rights Agreement,  between Celerity and each of Richard T. Garrett, W. David McCoy,  Dominick Chirarisi,  Gilda
           R. Chirarisi, Joseph C. Cardella, Carl Hoehner. (9)
4.24 Form of Registration Rights Agreement, between Celerity and John Bolliger. (9)
4.25 Form of 8% Convertible Debenture due 2003 between the Company and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M Industry, Inc., Michael Dahlquist, Denise and Vernon Koto and Rance Merkel.
           (10)
4.26       Form of Registration  Rights Agreement,  between Celerity and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M Industry, Inc., Michael Dahlquist, Denise and Vernon Koto and Rance Merkel. (10)
4.27       Securities  Purchase  Agreement,   dated  August  31,  2000,  between
           Celerity and the Investors specified therein.(11)
4.28 Registration Rights Agreement dated August 31, 2000, between Celerity and the Investors specified therein.(11)
4.29       Form of Warrant issued March 31, 2000.(13)
10.1 Employment Agreement, dated January 7, 1997, as amended, between the Company and Kenneth D. Van Meter (1)
10.2 Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated as of May 1, 1996, between the Company and Glenn West (1)

10.3 Termination Agreement, dated as of April 5, 1997, between the Company and Mahmoud Youssefi (1)
10.4       [Reserved]
10.5 Letter Agreement, dated March 13, 1997, between the Company and William Chambers (1)
10.6 Letter Agreement, dated July 24, 1997, between the Company and Mark. C. Cromwell (1)
10.7       Exclusive   OEM/Distribution   Agreement,  dated  March 10,  1995,
           between the Company and InterSystem Multimedia, Inc.(1)
10.8 Purchase Order Agreement, dated June 26, 1995, between Tadiran Telecommunications Ltd. and the Company (1)
10.9 License Agreement, dated as of September 26, 1996, between the Company and En Kay Telecom Co., Ltd.(1)
10.10 License Agreement, dated as of February 21, 1997, between the Company and En Kay Telecom Co., Ltd.(1)
10.11 Remarketer Agreement, dated as of June 15, 1997, between the Company and Minerva Systems, Inc.(1)
10.12      Memorandum  of  Understanding,   dated  April 25,   1996,  between
           Integrated Network Corporation and the Company (1)
10.13 Letter of Agreement, dated March 31, 1993, between the Company and Herzog, Heine & Geduld, Inc. and Development Agreement attached thereto (1)
10.14      Subcontract   Agreement,   dated  June 26,  1997,  between  Unisys
           Corporation and the Company (1)
10.15      Lease Agreement for Crossroad Commons,  dated  November 25,  1996, as amended, between Lincoln Investment Management, Inc., as attorney in fact for the Lincoln National Life Insurance Company, and the Company (1)
10.16 Lease Agreement, dated November 25, 1997, between Centerpoint Plaza, L.P. and the Company (2)
10.17 Letter Agreement, dated October 3, 1997, between Dennis Smith and the Company (2)
10.18 Letter Agreement, dated January 8, 1998, between James Fultz and the Company (2)
10.19 Amendment to Employment, Non-Solicitation, Confidentiality and Non-Competition Agreement, dated January 1, 1999, between the Company and Glenn West (3)
10.20 Form of Subscription Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation, Greg A. Tucker and Michael Kesselbrenner (3)
10.21 Form of Subscription Agreement, between the Company and each of Donald Alexander, Leo Abbe, Centerpoint Plaza, L.P., William Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney Conard (3)
10.22 Form of Royalty Agreement, between the Company and each of Donald Alexander, Leo Abbe, Centerpoint Plaza, LP, William Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney Conard (3)
10.23 Agreement and Plan of Merger, dated August 10, 1999, between Celerity Systems, Inc., FutureTrak Merger Corp. and FutureTrak International, Inc. (5)
10.24 Line of Credit Agreement, dated September 30, 1999, between GMF Holdings, May Davis Group and the Company. (6)
10.25      Termination  Agreement,   dated  December  7,  1999,  between  the
           Company,  FutureTrak  Merger Corp. and  FutureTrak  International,
           Inc. (7)
10.26 Manufacturing Agreement, dated November 30, 1999, between the Company, Primax Electronics, Ltd and Global Business Group, Ltd.
           (8)
10.27 Lease, dated December 17, 1999, between Andy Charles Johnson, Raymond Perry Johnson, Tommy F. Griffin. and the Company. (8)
10.28 Amendment to the Line of Credit Agreement between Celerity and GMF Holdings, Inc. dated October 16, 2000.(12)
10.29 Purchase Agreement, dated June 22, 2000, between the Company and WIT Technologies Inc.(14)
10.30 Manufacuring Service Agreement, dated January 4, 2001, between the Company and Nextek, Inc.(15)
10.31 Broadband Services Agreement, dated January 4, 2001, between the Company and DeserScape L.P.(16)
23         Consent of PricewaterhouseCoopers, LLP (11)


- -----------

(1) Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).
(2)  Filed as an Exhibit to the Form 10-KSB for the year ended December 31,
     1997.
(3)  Filed as an Exhibit to the Form  10-KSB/A  for the year ended  December 31,
     1998.
(4)  Filed  as  an  Exhibit  to  the  Registration   Statement  on  Form  S-3
     (Registration No. 333-81099).
(5)  Filed as an Exhibit to the Form 8-K filed September 14, 1999.
(6)  Filed as an Exhibit to the Form 8-K filed October 8, 1999.
(7)  Filed as an Exhibit to the Form 8-K filed December 8, 1999.
(8)  Filed as an Exhibit to the Form 8-K filed January 5, 2000.
(9) Filed as an Exhibit to the Registration Statement on Form S-3 filed February 15, 2000.
(10) Filed as an Exhibit to the Form 8-K filed March 23, 2000.
(11) Filed as an Exhibit to the Form 8-K filed March 23, 2000.
(12) Filed as an Exhibit to the Form 8-K filed August 31, 2000.
(13) Filed as an Exhibit to the Form 8-K filed April 5, 2000.
(14) Filed as an Exhibit to the Form 8-K filed July 11, 2000.
(15) Filed as an Exhibit to the Form 8-K filed December 27, 2000.
(16) Filed as an Exhibit to the Form8-K filed January 10, 2001.
(17) Filed herewith.