Form 10QSB
period 2001-03-31
CELERITY SYSTEMS INC
filed 2001-05-15
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2001

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-23279

                             CELERITY SYSTEMS, INC.
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                         52-2050585
--------                                         ----------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                    No.)

122 Perimeter Park Drive, Knoxville, Tennessee   37922
----------------------------------------------   -----
(Address of Principal Executive Offices)         (Zip Code)


                                 (865) 539-5300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      There were 49,521,100 shares of Common Stock outstanding as of May 14, 2001.

PART I

FINANCIAL INFORMATION
---------------------

ITEM 1. FINANCIAL STATEMENTS.
        --------------------

CELERITY SYSTEMS, INC.
 Balance Sheets

                                                                        March 31, 2001
                                                                         (unaudited)    December 31, 2000
                                                                      ------------------------------------
 Assets

    Cash                                                                  $    1,255,485     $     10,366
    Accounts receivable                                                            1,000                -
    Inventory, net                                                             1,058,662          400,157
                                                                      ------------------------------------
         Total current assets                                                  2,315,147          410,523

 Property and equipment, net                                                     333,967          100,375
 Debt offering costs, net of accumulated amortization of $15,000
   and $257,263, respectively                                                    143,239           41,215
 Other assets                                                                     45,810           56,930
                                                                      ------------------------------------
      Total assets                                                        $    2,838,163     $    609,043
                                                                      ====================================

 Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

 Accounts payable                                                         $    1,018,466     $    684,103
 Accrued wages and related taxes                                                 163,268          187,642
 Accrued interest                                                                137,256          151,499
 Other accrued liabilities                                                       192,114          176,925
 Notes payable                                                                   100,309           92,943
 Current maturities of long-term debt and capital lease obligations              570,000          570,000
                                                                      ------------------------------------
      Total current liabilities                                                2,181,413        1,863,112
 Long-term debt and capital lease obligations, less current
maturities                                                                     1,035,472          530,425
                                                                      ------------------------------------
      Total liabilities                                                        3,216,885        2,393,537


 Commitments and contingencies (Notes 7 and 8)                                         -                -

 Series A convertible preferred stock, $.01 par value; authorized
      50 shares; 0 and 13.715 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively                               -          168,357
 Series B convertible preferred stock, $.01 par value; authorized
      100 shares; 79.5333 and 0 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively                          30,628                -
 Common stock, $.001 par value, 50,000,000 shares authorized,
     49,858,464 issued and 49,521,100 outstanding, and 24,640,649 issued and 24,303,285 outstanding at March 31, 2001
      and December 31, 2000, respectively                                         49,858           24,641
 Additional paid-in capital                                                   32,679,324       30,407,547
 Treasury stock, at cost, 337,364 shares at March 31, 2001 and
      December 31, 2000                                                        (227,500)        (227,500)
 Accumulated deficit                                                        (32,911,032)     (32,157,539)
                                                                      ------------------------------------
      Total stockholders' deficit                                              (409,350)      (1,952,851)
                                                                      ------------------------------------
      Total liabilities, redeemable preferred stock and
       stockholders' deficit                                              $    2,838,163     $    609,043
                                                                      ====================================

    The accompanying notes are an integral part of these unaudited condensed financial statements.


 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ----------------------------------
                                                                                   2001             2000
                                                                                   -----            -----

   Revenues                                                                    $   2,400       $         -

   Cost of revenues                                                                3,240                 -
                                                                              ---------------- -----------------
           Gross margin                                                             (840)                -

   Operating expenses                                                            654,956           951,778
                                                                              ---------------- -----------------
           Loss from operations                                                 (655,796)         (951,778)

      Interest expense                                                           (68,494)         (174,042)

      Other income                                                                 1,425             1,654
                                                                              ---------------- -----------------
           Loss from continuing operations                                      (722,865)       (1,124,166)

   Discontinued operations:

      Income on disposal of discontinued CD-ROM segment                                -            37,748
                                                                              ---------------- -----------------
           Net loss                                                             (722,865)       (1,086,418)

 Amortization of beneficial conversion feature of Series B
  redeemable convertible preferred stock (Note 4)                                (25,128)                -

 Accretion of redeemable preferred stock (Note 4)                                 (5,500)                -
                                                                              ---------------- -----------------
           Net loss applicable to common shareholders                          $(753,493)      $(1,086,418)
                                                                              ================ =================
   Basic and diluted loss per common share (Note 2):

      Loss from continuing operations                                          $   (0.02)      $     (0.16)

      Discontinued operations                                                         -               0.01
                                                                              ---------------- -----------------
      Net loss per share                                                       $   (0.02)      $     (0.15)
                                                                              ================ =================

 The accompanying  notes are an  integral  part of these unaudited condensed financial statements.


 CELERITY SYSTEMS, INC.
 Condensed Statements of Cash Flows
 Unaudited

                                                                              Three Months Ended
                                                                            2001             2000
                                                                            -----            ----
 Cash flows from operating activities:

    Net loss                                                           $  (722,865)      $ (1,086,418)

    Adjustments to reconcile net loss to net cash used in operating activities:

             Depreciation and amortization                                  80,128            267,026

             Noncash interest expense related to beneficial
                  conversion feature of debt                                46,001            140,047
             Noncash interest expense related to notes payable              36,860                  -
             Noncash operating expense related to consulting fees           17,990            234,375
             Noncash operating expense related to payroll
                and directors' fees                                         19,214                  -

             Changes in current assets and liabilities:

                 Accounts receivable                                        (1,000)           (34,180)
                 Prepaid expenses                                                -              5,700
                 Inventory                                                (658,505)           (64,862)
                 Accounts payable                                          345,902             74,095
                 Other current liabilities                                     946             54,832
                                                                       ----------------------------------
                     Net cash used in operating activities                (835,329)          (409,385)

 Cash flows from investing activities:

    Purchase of fixed assets                                              (246,385)                 -
                                                                       ----------------------------------
                     Net cash used in investing activities               (246,385)                 -

 Cash flows from financing activities:

    Proceeds from short-term borrowings                                     15,000              5,000
    Payments on short-term borrowings                                      (15,000)                 -
    Proceeds from long-term debt                                         1,790,000            629,980
    Principal payments on long-term debt and capital
     lease obligations                                                     (20,000)                 -
    Proceeds from issuance of common stock                                  30,000             40,000
    Proceeds from exercise of common stock warrants                              -             75,000
    Proceeds from exercise of common stock options                               -              2,775
    Proceeds from Series B preferred stock and warrant offering,
     net of offering costs                                                 685,072                  -
    Financing and debt issue costs                                        (158,239)           (87,480)
                                                                       ----------------------------------
                     Net cash provided by financing activities           2,326,833            665,275
 Net increase in cash and cash equivalents                               1,245,119            255,890
 Cash and cash equivalents, beginning of period                             10,366                383
                                                                       ----------------------------------
 Cash and cash equivalents, end of period                               $1,255,485       $    256,273
                                                                       ==================================

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                             CELERITY SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.      PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

        The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSB of the Company as of and for the year ended December 31, 2000.

        In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to fiscal year 2001. This statement has not had a material impact on the Company.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It was effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 has not had a material impact on the Company.

        In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. Adoption of FIN 44 has not had a material impact on the Company.

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

        The Company has focused on attempting to obtain the necessary capital to maintain its operations. Additionally, the Company has narrowed its sales efforts to those which have the best chance of closing in the near term. In the first quarter of 2001, the Company received gross proceeds from private placements of convertible debt totaling $1,790,000 and Series B Convertible Preferred Stock totaling $795,333 and received $30,000 from the issuance of common stock. These funds should enable the Company to produce inventory for its orders and to operate for the next few months.

2.      LOSS PER SHARE

        Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common equivalent shares totaling 52,250,286 are not included in the computation of per share amounts in the periods because the Company reported a loss from continuing operations and their effect would be anti-dilutive.

        Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                                              March 31,
                                                         2001          2000
          Loss
                  Basic and diluted:
                         Loss applicable to common
                         stockholders                  $(753,493)   $(1,086,418)

          Shares
                  Basic and diluted:
                         Weighted-average common
                         shares outstanding            42,409,671      7,033,399

3.      ISSUANCE OF CONVERTIBLE DEBENTURES

        The Company issued $1,790,000 aggregate principal amount of 4% convertible debentures in the first quarter of 2001 under its Equity Line of Credit, resulting in net proceeds of approximately $1,633,000. The debentures have a term of five years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $725,410 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures.

4.      ISSUANCE OF SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of $230,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The Company will record accretion up to the redemption value until the redemption date. Accretion totaled $5,500 for the first quarter of 2001. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock and have an exercise price of $.10 per share. The Company allocated $132,000 of the proceeds to the warrants based on their relative fair value. The resulting $98,000 beneficial conversion feature of the preferred stock will be reflected as a dividend over the two year period until the stated redemption date of the stock. Amortization of this beneficial conversion feature totaled $4,083 in the first quarter of 2001.

        The Company also consummated an additional private placement of 51.5333 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of $515,333, and issued an additional 5 shares having a value of $50,000 as payment for certain accounts payable and accrued wages. The Preferred Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. The beneficial conversion feature of $505,072 will be reflected as a dividend over the two year period until the stated redemption date. Amortization of this beneficial conversion feature totaled $21,045 in the first quarter of 2001. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The Company will record accretion up to the redemption value until the redemption date.

5.      ISSUANCE OF COMMON STOCK

        In the first quarter of 2001, the Company issued 1,000,000 shares of common stock in a private placement for a value of $30,000.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

        During the first quarter of 2001, the Company issued 427,946 shares of common stock with a value of $23,116 as payment for certain consulting and directors' fees and certain payroll expenses.

        The Company also issued 5 shares of Series B convertible preferred stock with a value of $50,000 as payment for certain accounts payable and accrued wages.

        Also during the first quarter of 2001, $617,023 of the convertible debentures were converted into 19,357,711 shares of common stock.

        Additionally, during the first quarter of 2001, $140,912 of the Series A convertible preferred stock was converted into 4,659,157 shares of common stock.

        During the first quarter of 2000, the Company issued 624,275 shares of common stock with a value of $766,038 as payment for certain consulting fees.

        In the first quarter of 2000, $30,000 of the convertible debentures were converted into 52,665 shares of common stock.

7.      COMMITMENTS AND CONTINGENCIES

        At March 31, 2001 the Company had issued 49,858,464 shares of common stock with $2,538,983 aggregate principal and interest amount of convertible debentures and Series B Preferred Stock outstanding. The Company has received exercise notices for $63,650 of convertible debentures under which it is obligated to issue an additional 2,462,502 shares of common stock. Additionally, the Company would be obligated to issue an aggregate of 47,065,942 shares of common stock if all remaining holders of the outstanding Convertible Securities were to issue conversion notices, based upon the five day average closing price of $.1469 as of March 30, 2001, discounted to 75% of market price, or $.1101. Accordingly, sufficient shares of common stock are not available for issuance upon conversion of the convertible securities or upon exercise of outstanding options and warrants. While the Company intends to schedule a stockholders meeting as soon as possible to obtain approval for an increase in the number of authorized shares of common stock, it cannot currently satisfy its obligations in respect to the issuance of additional shares of common stock. To the extent the Company is unable to issue shares as required, it will be in violation of its obligations under the terms of the outstanding convertible securities agreements, and will incur liability for liquidated damages of approximately $6,000 per month.

        The Company is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 and is pending before the Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, has sued the Company for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain costs. The Company intends to defend the action vigorously.

        In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.

8.      SUBSEQUENT EVENTS

        In April 2001, the Securities and Exchange Commission ("SEC") issued an interpretation regarding Equity Line Financings. This Interpretation modified the criteria required to register the shares of common stock issued upon conversion of the related debentures. The Company has entered into a Line of Credit Agreement, that expires on October 31, 2001, under which a maximum amount of $10,000,000 of debentures may be issued. As of May 1, 2001, the Company had drawn $2,795,000 under the Line of Credit. As a result of this SEC Interpretation, the terms of this Line of Credit Agreement do not meet the criteria for registration of the common stock which would be issued upon conversion of these debentures. The Company is seeking to arrange financing which will meet the new criteria established by this Interpretation. There can be no assurance that the Company will be successful in its efforts.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
        ----------------------------------------------------------

INTRODUCTORY STATEMENTS

        FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR COMPANY'S INDUSTRY, (D) OUR COMPANY'S FUTURE FINANCING PLANS AND (E) OUR COMPANY'S ANTICIPATED NEEDS FOR WORKING
CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED IN THE "BUSINESS RISK FACTOR" SECTION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S PRODUCTS, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF RAW MATERIALS, AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

OVERVIEW

        Prior to 1998, our major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, we focused our sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

        In February 1998, we decided to scale back our CD-ROM segment to a maintenance mode of operations. We developed a formal plan of disposal that became effective in May 1998. The segment had revenues of $0 and $67,950 for the three months ended March 31, 2001 and 2000, respectively. In February 2001, we sold the assets of our CD-ROM segment for 20 preferred shares of the buyer, which are convertible into common shares on a scheduled basis over a two-year period. As we had written the assets of this segment down to zero, and the fair value of the shares of the buyer is not currently determinable, no gain or loss on this sale was recorded.

        We have continued to focus most of our development and production efforts during 2000 and into 2001 on the T 6000. In addition, we are seeking new projects using our digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. In 1999, we produced our initial trial run of the T 6000 set top boxes, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee. In December 1999, we entered into a manufacturing agreement with Global PMX Company, Limited, which was terminated by us in November 2000. We then entered into a manufacturing agreement with Nextek, Inc. under which all T 6000 digital set top boxes will be manufactured in their plant in Madison, Alabama.

        Management has also focused on attempting to obtain the necessary capital to maintain our operations. We are continuing to seek financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have narrowed our sales efforts to those which, we believe, have the best chance of closing in the near term. We continue to encounter a longer and more complex sales cycle than originally contemplated.

        We had no revenues in 2000. We had one interactive video customer that represented all of our revenues in the first quarter of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

        We had revenues of $2,400 for the quarter ended March 31, 2001, as compared to no revenue for the same period in 2000. The low level of interactive video sales is a result of the constrained sales and marketing activities caused by our cash shortage and delays associated with the production of the T 6000 set top box.

COSTS OF REVENUES

        Costs of revenues were $3,240 in the first quarter of 2001, as compared to $-0- in 2000. We had a negative gross margin of $840 in the first quarter of 2001, as compared to $-0- for the same period in 2000. The negative gross margin is the result of the sale of a small number of T 6000 set top boxes produced from a small, higher unit cost production run.

OPERATING EXPENSES

        Operating expenses for the three months ending March 31, 2001 were $654,956 as compared to $951,778 for the same period in 2000, or a decrease of $296,822. This decrease includes a reduction in legal and professional fees of approximately $200,000 in the first quarter of 2001 from the first quarter of 2000 primarily from lower consulting expenses incurred to assist with investor relations and investment banking. Compensation expense was down approximately $189,000 in the current quarter compared to the same period in 2000.
Compensation expense in the first quarter of 2000 was incurred due to the initial closing of a private offering in which $1,665,882 of outstanding accounts payable and accrued wages was exchanged for common stock and warrants. These decreases were partially offset by increases in insurance, employee benefits and facility and related expenses of approximately $92,000.

        Interest expense in the first quarter of 2001 was $70,481 as compared to $174,042 in the first quarter of 2000. Of these amounts, $43,853 and $140,047 in 2001 and 2000, respectively, are non-cash expenses related to the beneficial conversion features of certain debentures and account for a significant portion of the reduction between the two periods. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that the discount resulting from recording a beneficial conversion feature is to amortized from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs. As a result, the beneficial conversion feature of the convertible debentures issued after November 2000 are being amortized over the life of the debentures, in most cases 60 months, versus an approximately 3 month period generally used prior to the issuance of this pronouncement.

NET LOSS

        As a result of the above factors, net loss from continuing operations for the quarter ended March 31, 2001, was $724,852 as compared to $1,124,166 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of financing since our inception has been through the issuance of common and preferred stock and debt.

        We had cash balances on hand as of March 31, 2001 of $1,255,485. Our cash position continues to be uncertain.

        In the first quarter of 2001, we received gross proceeds from the Line of Credit Agreement of $1,790,000, $745,333 on the private placement of 74.5333 shares of our Series B Convertible Preferred Stock and warrants, and $30,000 from the issuance of common stock. We are looking at several other options in terms of relieving our cash shortage. We are continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have granted a security interest in our personal property to our prior legal counsel. Such security interest may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

        As of March 31, 2001, we have an accumulated deficit of $32,887,881. We expect to incur operating losses for the indefinite future as we continue to develop our technology and until we achieve some sales success. Since January 1, 2001, we have received new orders to install and operate end-to-end interactive video systems in 3 multi-family developments with a total of 749 units in Texas and Arizona and for the sale of our Digital Education System to two Ohio school systems. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

        As of March 31, 2001 we had net working capital of approximately $147,800. We had no significant capital spending or purchase commitments at March 31, 2001 other than certain facility leases and inventory component purchase commitments required in the ordinary course of our business.

        The Company has entered into a Line of Credit Agreement, that expires on October 31, 2001, under which a maximum amount of $10,000,000 of debentures may be issued. As of May 1, 2001 the Company had drawn $2,795,000 under the Line of Credit. As a result of a recent SEC Interpretation, the terms of this Line of Credit Agreement do not meet the criteria for registration of the common stock which would be issued upon conversion of these debentures. The Company is seeking to arrange financing which will meet the new criteria established by this Interpretation. There can be no assurance that the Company will be successful in its efforts.

        We have no existing bank lines of credit.

BUSINESS RISK FACTORS

NEED FOR ADDITIONAL FINANCING

        As of March 31, 2001, we had cash and cash equivalents of approximately $1.3 million and working capital of approximately $147,800. We believe that we have enough cash to last for approximately six months, at which time we will need to raise additional capital. We need to obtain from external sources additional financing adequate to complete development activities and to achieve a level of sales adequate to support our cost structure in order to alleviate substantial doubt about our ability to continue as a going concern. In the absence of additional capital, we will be required to significantly curtail or cease our business activities, and our stock price would decline.

HISTORY OF LOSSES AND ACCUMULATED DEFICIT

        We had net losses of $753,000 for the quarter ended March 31, 2001 and $5,287,500 for the year ended December 31, 2000. We had an accumulated deficit of approximately $33,000,000 as of March 31, 2001 and $32,157,539 as of December 31, 2000. We cannot assure you that we will continue as a going concern or ever operate profitably. We may experience fluctuations in future operating results as a result of a number of factors, including delays in digital video product enhancements and new product introductions. We cannot assure you that we will be able to develop commercially successful products or that we will recognize significant revenues from such products.

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

DELISTING FROM THE NASDAQ SMALLCAP MARKET; TRADING ON THE OTC BULLETIN BOARD; PENNY STOCK

        On October 25, 1999 we were notified by Nasdaq that our common stock was delisted from trading on the Nasdaq SmallCap Market effective October 21, 1999. The delisting followed a Nasdaq panel's determination that we did not meet the $1.00 per share bid price and $2,000,000 net tangible assets requirements for maintenance on the Nasdaq SmallCap Market. The panel also cited the explanatory paragraph in our auditor's report on our December 30, 1998 financial statements regarding substantial doubt about our ability to continue as a going concern going and determined that the proposed merger with FutureTrak International, Inc., (which has since been terminated) constituted a reverse merger, requiring us to comply with more stringent initial listing requirements. The panel was of the opinion that we failed to present a definitive plan for continued listing on the Nasdaq SmallCap Market within a reasonable period and to sustain compliance with those requirements over the long term.

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

EFFECT OF PREVIOUSLY ISSUED OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES

        As of March 31, 2001, options to purchase an aggregate of 64,500 shares of common stock were outstanding under our 1995 stock option plan. These options are exercisable at prices ranging from $0.160 to $0.910 per share. In addition, options to purchase an aggregate of 192,483 shares of common stock are outstanding under our 1997 stock option plan. These options are exercisable at prices ranging from $0.160 to $2.938 per share, although a majority of such options are exercisable at $0.688 per share. We also have additional outstanding options and warrants to purchase approximately 6,987,534 shares of common stock. The exercise price of certain warrants may be lower since the holders of such warrants have certain anti-dilution rights, although we have not made any adjustments.

        The foregoing is in addition to shares which are issuable upon conversion of certain convertible debentures. Based on the market price of the common stock on March 31, 2001, 49,528,444 shares would have been issuable upon conversion of the convertible debentures and series A preferred stock outstanding as of such date, of which some are currently convertible at a 25% discount to the market price of the common stock and the remainder of which are currently convertible at the debenture holders option of either a 35% discount to the to the highest bid price for the common stock for five trading days preceding conversion or at fixed price of $0.75 per share or $0.50 per share.

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

PART II

OTHER INFORMATION.
-----------------

ITEM 1. LEGAL PROCEEDINGS.
        -----------------

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        -----------------------------------------

        (a), (b) and (d)     None.

        (c)    SALES OF UNREGISTERED SECURITIES.

        In March 2001, our Company sold 74.5333 shares of Series B Redeemable Convertible Preferred Stock, from which we received gross proceeds of $745,333. In addition, our Company issued 5 shares of Series B Redeemable Convertible Preferred Stock as payment for certain accounts payable and accrued wages to Kenneth D. Van Meter, the Company's President, Chief Executive Officer and Chairman of the Board of Directors.

        In March 2001, our Company issued $1,640,000 of convertible debentures pursuant to an Equity Line of Credit, from which we received gross proceeds of approximately $1,640,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

        None.

ITEM 5. OTHER INFORMATION.
        -----------------

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

(A)            EXHIBITS.

EXHIBIT
NO.     DESCRIPTION
---     -----------

3.1     Certificate of Incorporation of Celerity Systems, Inc.(1)

3.2     By laws of Celerity Systems, Inc.(1)

4.1     Form of Underwriter's Warrant(1)

4.2     1995 Stock Option Plan(1)

4.3     1997 Stock Option Plan(1)

4.4     Form of Stock Certificate(1)

4.5     Form of Bridge Warrant(1)

4.6     Form of 1996 Warrant(1)

4.7     Form of Hampshire Warrant(1)

4.8     Form of 1995 Warrant(1)

4.9 Letter Agreement dated July 15, 1997, between the Company and Mahmoud Youssefi, including exhibits(1)

4.10 Letter Agreement, dated July 11, 1997, between the Company and Dr. Fenton Scruggs(1)

4.11    Form of 9% Convertible Debenture(3)

4.12    Form of 7% Promissory Note(3)

4.13 Form of Registration Rights Agreement, between the Company and each of RNI Limited Partnership, First Empire Corporation, Greg A. Tucker and Michael Kesselbrenner(3)

4.14    Form of Warrant issued April 27, 1999(4)

4.15 Shareholders Agreement, dated August 10, 1999, between Celerity Systems, Inc., FutureTrak Merger Corp. and certain parties listed therein(5)

4.16 Registration Rights Agreement, dated September 30, 1999, between the Company and GMF Holdings(6)

4.17 Form of Debenture in connection with Line of Credit Agreement, dated September 30, 1999(6)

4.18    Form of Warrant issued September 30, 1999(9)

4.19 Form of 4% Convertible Debenture due 2002 between the Company and each of John Bridges, John Faure, Loni Spurkeland, Robert Dettle, Michael Genta, Lennart Dallgren(9)

4.20 Form of 8% Convertible Debenture due 2002 between the Company and each of Richard T. Garrett, W. David McCoy, Dominick Chirarisi, Gilda R. Chirarisi, Joseph C. Cardella, Carl Hoehner(9)

4.21 Form of 8% Convertible Debenture due 2003 between the Company and John Bolliger(9)

4.22 Form of Registration Rights Agreement, between Celerity and each of John Bridges, John Faure, Loni Spurkeland, Robert Dettle, Michael Genta, Lennart Dallgren(9)

4.23    Form of  Registration  Rights  Agreement,  between  Celerity and each of
        Richard T. Garrett, W. David McCoy, Dominick Chirarisi, Gilda R. Chirarisi, Joseph C. Cardella, Carl Hoehner(9)

4.24    Form  of  Registration  Rights  Agreement,  between  Celerity  and  John
        Bolliger(9)

4.25 Form of 8% Convertible Debenture due 2003 between the Company and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M Industry, Inc., Michael Dahlquist, Denise and Vernon Koto and Rance Merkel(10)

4.26 Form of Registration Rights Agreement, between Celerity and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M Industry, Inc., Michael Dahlquist, Denise and Vernon Koto and Rance Merkel(10)

4.27 Securities Purchase Agreement, dated August 31, 2000, between Celerity and the Investors specified therein(11)

4.28 Registration Rights Agreement, dated August 31, 2000, between Celerity and the Investors specified therein(11)

4.29    Form of Warrant issued March 31, 2000(13)

10.1 Employment Agreement, dated January 7, 1997, as amended, between the Company and Kenneth D. Van Meter(1)

10.2    Employment,   Non-Solicitation,   Confidentiality   and  Non-Competition
        Agreement,  dated as of May 1,  1996,  between  the  Company  and  Glenn
        West(1)

10.3 Termination Agreement, dated as of April 5, 1997, between the Company and Mahmoud Youssefi(1)

10.4    [Reserved]

10.5 Letter Agreement, dated March 13, 1997, between the Company and William Chambers(1)

10.6 Letter Agreement, dated July 24, 1997, between the Company and Mark. C. Cromwell(1)

10.7 Exclusive OEM/Distribution Agreement, dated March 10, 1995, between the Company and InterSystem Multimedia, Inc.(1)

10.8    Purchase  Order  Agreement,   dated  June  26,  1995,   between  Tadiran
        Telecommunications Ltd. and the Company(1)

10.9 License Agreement, dated as of September 26, 1996, between the Company and En Kay Telecom Co., Ltd.(1)

10.10 License Agreement, dated as of February 21, 1997, between the Company and En Kay Telecom Co., Ltd.(1)

10.11 Remarketer Agreement, dated as of June 15, 1997, between the Company and Minerva Systems, Inc.(1)

10.12 Memorandum of Understanding, dated April 25, 1996, between Integrated Network Corporation and the Company(1)

10.13   Letter of  Agreement,  dated  March 31,  1993,  between  the Company and
        Herzog,  Heine  &  Geduld,  Inc.  and  Development   Agreement  attached
        thereto(1)

10.14 Subcontract Agreement, dated June 26, 1997, between Unisys Corporation and the Company(1)

10.15 Lease Agreement for Crossroad Commons, dated November 25, 1996, as amended, between Lincoln Investment Management, Inc., as attorney in fact for the Lincoln National Life Insurance Company, and the Company(1)

10.16 Lease Agreement, dated November 25, 1997, between Centerpoint Plaza, L.P. and the Company 2)

10.17 Letter Agreement, dated October 3, 1997, between Dennis Smith and the Company(2)

10.18 Letter Agreement, dated January 8, 1998, between James Fultz and the Company(2)

10.19   Amendment   to   Employment,   Non-Solicitation,   Confidentiality   and
        Non-Competition Agreement, dated January 1, 1999, between the Company and Glenn West(3)

10.20   Form of  Subscription  Agreement,  between  the  Company and each of RNI
        Limited Partnership, First Empire Corporation, Greg A. Tucker and Michael Kesselbrenner(3)

10.21 Form of Subscription Agreement, between the Company and each of Donald Alexander, Leo Abbe, Centerpoint Plaza, L.P., William Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney Conard(3)

10.22 Form of Royalty Agreement, between the Company and each of Donald Alexander, Leo Abbe, Centerpoint Plaza, LP, William Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter, George Semb and Rodney Conard(3)

10.23 Agreement and Plan of Merger, dated August 10, 1999, between Celerity Systems, Inc., FutureTrak Merger Corp. and FutureTrak International, Inc.(5)

10.24 Line of Credit Agreement, dated September 30, 1999, between GMF Holdings, May Davis Group and the Company(6)

10.25 Termination Agreement, dated December 7, 1999, between the Company, FutureTrak Merger Corp. and FutureTrak International, Inc.(7)

10.26 Manufacturing Agreement, dated November 30, 1999, between the Company, Primax Electronics, Ltd and Global Business Group, Ltd.(8)

10.27 Lease, dated December 17, 1999, between Andy Charles Johnson, Raymond Perry Johnson, Tommy F. Griffin. and the Company.(8)

10.28 Amendment to the Line of Credit Agreement between Celerity and GMF Holdings, Inc. dated October 16, 2000(12)

10.29 Purchase Agreement, dated June 22, 2000, between the Company and WIT Technologies Inc.(14)

10.30 Manufacturing Service Agreement, dated January 4, 2001, between the Company and Nextek, Inc.(15)

10.31 Broadband Services Agreement, dated January 4, 2001, between the Company and DeserScape L.P.(16)

10.32 Cooperative Marketing Agreement, dated January 4, 2001, between the Company and In4Structures LLC.(16)

 -----------

 (1) Filed as an Exhibit to the Registration Statement on Form SB-2 (Registration No. 333-33509).
 (2)    Filed as an Exhibit to the Form 10-KSB for the year ended  December  31,
        1997.
 (3) Filed as an Exhibit to the Form 10-KSB/A for the year ended December 31, 1998.
 (4)    Filed  as  an  Exhibit  to  the  Registration   Statement  on  Form  S-3
        (Registration No. 333-81099).
 (5)    Filed as an Exhibit to the Form 8-K filed September 14, 1999.
 (6)    Filed as an Exhibit to the Form 8-K filed October 8, 1999.
 (7)    Filed as an Exhibit to the Form 8-K filed December 8, 1999.
 (8)    Filed as an Exhibit to the Form 8-K filed January 5, 2000.
 (9) Filed as an Exhibit to the Registration Statement on Form S-3 filed February 15, 2000.
 (10)   Filed as an Exhibit to the Form 8-K filed March 23, 2000.
 (11)   Filed as an Exhibit to the Form 8-K filed March 23, 2000.
 (12)   Filed as an Exhibit to the Form 8-K filed August 31, 2000.
 (13)   Filed as an Exhibit to the Form 8-K filed April 5, 2000.
 (14)   Filed as an Exhibit to the Form 8-K filed July 11, 2000.
 (15)   Filed as an Exhibit to the Form 8-K filed December 27, 2000.
 (16)   Filed as an Exhibit to the Form 8-K filed January 10, 2001.

(B)     REPORTS ON FORM 8-K.

        On March 1, 2001, the Company filed a Form 8-K, which disclosed that the Company did not have sufficient authorized shares of common stock to issue pursuant to the terms of all outstanding convertible securities and outstanding subscriptions. The Form 8-K disclosed that the Company would be in breach of its obligations if it is unable to issue the shares as required.

        On January 10, 2001, the Company filed a Form 8-K, which describe the terms of a Letter Agreement, Broadband Services Agreement and Cooperative Marketing Agreement.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 15, 2001                                CELERITY SYSTEMS, INC.

                                                    By: /s/ Kenneth D. Van Meter
                                                         -----------------------
                                                            Kenneth D. Van Meter