Form 10QSB
period 2001-06-30
CELERITY SYSTEMS INC
filed 2001-08-15
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



        (MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2001

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                             CELERITY SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

DELAWARE                                                 52-2050585
--------                                                 ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

122 PERIMETER PARK DRIVE, KNOXVILLE, TENNESSEE           37922
----------------------------------------------           -----
(Address of Principal Executive Offices)                 (Zip Code)

                                 (865) 539-5300
                (Issuer's Telephone Number, Including Area Code)


        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



        There were 49,521,100 shares of Common Stock outstanding as of August 7, 2001.

PART I
ITEM 1. FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
 Balance Sheets

                                                                         June 30, 2001     December 31,
                                                                          (unaudited)          2000
                                                                       ------------------------------------
Assets
   Cash                                                                      $    54,453    $     10,366
   Accounts receivable                                                             1,000               -
   Inventory, net                                                              1,746,685         400,157
                                                                     ------------------------------------
        Total current assets                                                   1,802,138         410,523

Property and equipment, net                                                      560,687         100,375
Debt offering costs, net of accumulated amortization of $67,914
  and $257,263, respectively                                                     160,240          41,215

Other assets                                                                      36,435          56,930
                                                                     ------------------------------------
     Total assets                                                         $    2,559,500   $     609,043
                                                                     ====================================

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Accounts payable                                                          $    1,496,430   $     684,103

Accrued wages and related taxes                                                   77,022         187,642

Accrued interest                                                                 182,954         151,499

Other accrued liabilities                                                        216,618         176,925

Notes payable                                                                    107,766          92,943

Equity warrant liability (Notes 8 and 9)                                       1,137,874               -

Current maturities of long-term debt and capital lease obligations               482,500         570,000
                                                                      ------------------------------------
      Total current liabilities
                                                                               3,701,164       1,863,112
Long-term debt and capital lease obligations, less current
maturities                                                                     1,027,835         530,425
                                                                      ------------------------------------
      Total liabilities                                                        4,728,999       2,393,537


Commitments and contingencies (Notes 7 and 8)
Series A convertible preferred stock, $.01 par value; authorized
     50 shares; 0 and 13.715 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively                                 -         168,357
Series B convertible preferred stock, $.01 par value; authorized
     100 shares; 100 and 0 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively                           144,334               -
Common stock, $.001 par value, 50,000,000 shares authorized,
    49,858,464 issued and 49,521,100 outstanding, and 24,640,649 issued and 24,303,285 outstanding at June 30, 2001
     and December 31, 2000, respectively                                          49,858          24,641

Additional paid-in capital                                                    29,991,258      30,407,547

Equity placement fee                                                          (1,363,975)              -
Treasury stock, at cost, 337,364 shares at June 30, 2001 and
December 31, 2000                                                               (227,500)       (227,500)

Accumulated deficit                                                          (30,766,474)    (32,157,539)
                                                                      ------------------------------------
      Total stockholders' deficit                                             (2,316,833)     (1,952,851)
                                                                      ------------------------------------
      Total liabilities, redeemable preferred stock and stockholders'
deficit                                                                    $   2,559,500   $     609,043
                                                                      ====================================

The accompanying notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited

                                                             Three Months Ended                          Six Months Ended
                                                                  June 30,                                   June 30,
                                                 --------------------------------------------------------------------------------
                                                        2001                    2000                 2001                2000
                                                        -----                   -----                -----               -----
   Revenues                                           $       --           $          -            $   2,400            $      -

   Cost of revenues                                           --                685,313                3,240             685,313
                                                 ---------------          -------------       --------------       --------------
           Gross margin                                       --               (685,313)                (840)           (685,313)

   Operating expenses                                    688,354                945,119            1,343,310           1,896,895
                                                 ---------------          -------------       --------------       --------------
           Loss from operations                         (688,354)            (1,630,432)          (1,344,150)         (2,582,208)

      Interest expense                                  (160,197)              (572,010)            (228,691)           (746,053)

      Income on equity warrant liability (Note 8)        491,048                      -              491,048                   -

      Other income                                        16,955                  7,895               18,380               9,549
                                                 ---------------          -------------       --------------       --------------
           Loss from continuing operations              (340,550)            (2,194,547)          (1,063,415)         (3,318,712)

   Discontinued operations:

      Income on disposal of discontinued
      CD-ROM Segment                                           -                 (1,437)                   -              36,311

      Cumulative effect of change in
      accounting method (Note 9)                       2,598,813                      -            2,598,813                   -
                                                 ---------------          -------------       --------------       --------------
           Net income (loss)                           2,258,263             (2,195,983)           1,535,400          (3,282,401)

Amortization of beneficial conversion feature
and accretion of redeemable convertible preferred
stock (Note 4)                                          (113,706)                     -             (144,335)                  -

                                                 ---------------          -------------       --------------       --------------

Net income (loss) applicable to common             $   2,144,557          $  (2,195,983)       $   1,391,065        $ (3,282,401)
shareholders                                     ===============          ==============       ==============       =============

   Basic and diluted income (loss) per common shares Note 2:

      Loss from continuing operations              $       (0.01)         $       (0.22)       $       (0.02)        $     (0.39)

      Discontinued operations                                  -                   0.00                    -                0.00

      Cumulative effect of change in
       accounting method                                    0.05                   0.00                 0.05                0.00
                                                 ---------------          -------------       --------------       --------------
      Net income (loss) per share
       to common shareholders                      $        0.04          $       (0.22)       $        0.03         $     (0.39)
                                                 ===============          =============       ==============       ==============


The accompanying notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statements of Cash Flows
 Unaudited

                                                                            Six Months Ended
                                                                         2001               2000
                                                                         ----               ----
 Cash flows from operating activities:
    Net income (loss)                                             $    1,535,400      $    (3,282,401)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
             Depreciation and amortization                               160,682              398,894

Provision for inventory obsolescence                                          --              683,750
    Noncash interest expense related to beneficial
         conversion feature of debt                                       89,934              658,339
    Noncash interest expense related to notes payable                     36,860                    -
    Noncash operating expense related to consulting fees                   3,721              468,750
    Noncash operating expense related to payroll
       and directors' fees
                                                                          19,396              309,222
    Noncash income related to settlement of capital lease
      obligation                                                         (97,500)                   -
      Noncash income related to equity warrant liability                (491,048)                   -
      Noncash income related to change in accounting principle        (2,598,813)                   -
      Changes in current assets and liabilities:
          Accounts receivable                                             (1,000)              27,200
          Prepaid expenses                                                     -               16,400
          Inventory                                                   (1,346,528)            (152,204)
          Accounts payable                                               837,952             (420,670)
          Other current liabilities                                      (15,098)            (526,322)
                                                                    ----------------------------------
                     Net cash used in operating activities            (1,866,044)          (1,819,042)
 Cash flows from investing activities:
    Purchase of fixed assets                                            (491,370)             (45,915)
                                                                    ----------------------------------
                     Net cash used in investing activities              (491,370)             (45,915)

 Cash flows from financing activities:
    Proceeds from short-term borrowings                                   15,000              130,000
    Payments on short-term borrowings                                    (15,000)             (30,000)
    Proceeds from long-term debt                                       1,800,000            1,179,980
    Principal payments on long-term debt and capital lease obligations   (60,000)             (30,000)
    Proceeds from issuance of common stock                                30,000            1,060,000
    Proceeds from exercise of common stock warrants
                                                                               -              136,100
    Proceeds from exercise of common stock options
                                                                               -                2,775
    Proceeds from Series B preferred stock and warrant offering, net
      of offering costs                                                  859,654                    -
    Financing and debt issue costs                                      (228,153)            (134,980)
                                                                    ----------------------------------
                     Net cash provided by financing activities         2,401,501            2,313,875

Net increase in cash and cash equivalents                                44,087              448,918
 Cash and cash equivalents, beginning of period                           10,366                  383
                                                                    ----------------------------------
 Cash and cash equivalents, end of period                           $     54,453          $   449,301
                                                                    ==================================

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             CELERITY SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.      PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

        The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company as of and for the year ended December 31, 2000.

        In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and in July 1999 issued SFAS 137 which deferred the effective date of SFAS 133, as it pertains to the Company, to fiscal year 2001. This statement has not had a material impact on the Company.

        In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement which will be January 1, 2002. Adoption of these statements has not had a material impact on the Company.

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

        The Company has focused on attempting to obtain the necessary capital to maintain its operations. Additionally, the Company has narrowed its sales efforts to those which, it believes, have the best chance of closing in the near term. In the first half of 2001, the Company received gross proceeds from private placements of convertible debt totaling $1,800,000 and Series B Convertible Preferred Stock totaling $1,000,000 and received $30,000 from the issuance of common stock. These funds enabled the Company to produce inventory for its orders and to operate for the last few months. Management believes that additional funds required for future operations will be available from the $10,000,000 Equity Line of Credit Agreement established in June 2001. (Note 8)

2.      INCOME (LOSS) PER SHARE

        Basic and diluted income (loss) per share were computed by dividing net loss applicable to common stock by the weighted average fully diluted common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a loss from continuing operations and their effect would be anti-dilutive.

        Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:


                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                 -------------------------   -----------------------------
                                                    2001         2000            2001          2000
                                                    ----         ----            ----          ----
----------------------------------------------------------------------------------------------------------
Income (Loss)
        Basic and diluted:
               Income (Loss) applicable to
               common stockholders                $2,144,557  $(2,195,983)    $ 1,391,065   $(3,282,401)

Shares
        Basic and diluted:
               Weighted-average common shares
               outstanding                        49,858,464    10,126,337     46,154,644     8,437,406


----------------------------------------------------------------------------------------------------------

3.      ISSUANCE OF CONVERTIBLE DEBENTURES

        The Company issued $1,800,000 aggregate principal amount of 4% convertible debentures in the first half of 2001 under its Equity Line of Credit, resulting in net proceeds of approximately $1,642,000. The debentures have a term of five years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $729,524 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures.

4.      ISSUANCE OF SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of $230,000. These shares provide for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The Company will record accretion up to the redemption value until the redemption date. Accretion totaled $16,500 in the second quarter of 2001 and $22,000 in the first half of 2001. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock and have an exercise price of $0.10 per share. The Company allocated $132,000 of the proceeds to the warrants based on their relative fair value. The resulting $98,000 beneficial conversion feature of the preferred stock will be reflected as a dividend over the two year period until the stated redemption date of the stock. Amortization of this beneficial conversion feature totaled $12,250 in the second quarter of 2001 and $16,333 in the first half of 2001.

        The Company also consummated an additional private placement of 72 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of $720,000, and issued an additional 5 shares having a value of $50,000 as payment for certain accounts payable and accrued wages. These shares provide for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. The beneficial conversion feature of $679,654 will be reflected as a dividend over the two year period until the stated redemption date. Amortization of this beneficial conversion feature totaled $84,957 in the second quarter of 2001 and $106,002 in the first half of 2001. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The Company will record accretion up to the redemption value until the redemption date.

5.      ISSUANCE OF COMMON STOCK

        In the first quarter of 2001, the Company issued 1,000,000 shares of common stock in a private placement for a value of $30,000.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

        During the first half of 2001, the Company issued 427,946 shares of common stock with a value of $23,116 as payment for certain consulting and directors' fees and certain payroll expenses.

        The Company also issued 5 shares of Series B convertible preferred stock with a value of $50,000 as payment for certain accounts payable and accrued wages.

        Also during the first half of 2001, $617,023 of the convertible debentures were converted into 19,656,665 shares of common stock.

        Additionally, during the first half of 2001, $140,912 of the Series A convertible preferred stock was converted into 4,360,203 shares of common stock.

        Also during the first half of 2001, $38,860 of non-cash interest expense was incurred relating to notes payable.

        During the first half of 2000, the Company issued 624,275 shares of common stock with a value of $766,038 as payment for certain consulting fees.

        In the first half of 2000, $30,000 of the convertible debentures were converted into 52,665 shares of common stock.

7.      COMMITMENTS AND CONTINGENCIES

        At June 30, 2001, the Company had issued 49,858,464 shares of common stock with $3,275,122 aggregate principal and interest amount of convertible debentures and Series B Preferred Stock outstanding. The Company has received exercise notices for $363,650 of convertible debentures under which it is obligated to issue an additional 12,364,281 shares of common stock. Additionally, the Company would be obligated to issue an aggregate of 48,695,652 shares of common stock if all remaining holders converted or exercised all outstanding securities convertible or exercisable into shares of common stock, based upon the five day average closing price of $0.2760 as of June 30, 2001, discounted to 75% of market price, or $0.2070. Sufficient shares of common stock are not available for issuance upon conversion of the convertible securities or upon exercise of outstanding options and warrants. While the Company has scheduled a stockholders meeting for August 23, 2001 to obtain approval for an increase in the number of authorized shares of common stock, it cannot currently satisfy its obligations in respect to the issuance of additional shares of common stock. To the extent the Company is unable to issue shares as required, it will be in breach of its obligations under the terms of the outstanding convertible securities agreements, and will incur liability for liquidated damages of approximately $6,000 per month.

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

8.      EQUITY LINE OF CREDIT

        In April 2001, the Securities and Exchange Commission ("SEC") issued an interpretation regarding Equity Line Financings. This Interpretation modified the criteria required to register the shares of common stock issued upon conversion of the related debentures. The Company entered into a Line of Credit Agreement that expires on October 31, 2001, under which a maximum amount of $10,000,000 of debentures may be issued. As of June 30, 2001, the Company had drawn $2,795,000 under the Line of Credit. As a result of this SEC Interpretation, the terms of this Line of Credit Agreement do not meet the criteria for registration of the common stock which would be issued upon conversion of these debentures.

        On June 14, 2001, the Company entered into an Equity Line of Credit pursuant to which the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 5 lowest closing bid prices on which our common stock is traded for the 10 days immediately following the notice date. The amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. A consulting fee of 10% of each advance will be paid to the agent upon closing each of the sales under this agreement. The consultant received warrants to purchase 3,500,000 shares of common stock at an exercise price of $0.10. The $1,530,000 fair value of these warrants was recorded as a cost of the transaction. These warrants expire in June 2006. In accordance with EITH 00-19, the Company has recorded an Equity Warrant Liability of $1,363,975 in connection with these warrants. As these warrants cannot be exercised until the shareholders approve an increase in the number of authorized capital stock the Company has recorded a mark-to-market adjustment of $491,048, which has been reflected as Income on equity warrant liability.

9.      CHANGE IN ACCOUNTING PRINCIPLE

        Effective June 30, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
        ----------------------------------------------------------

INTRODUCTORY STATEMENTS

        FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR PROJECTED SALES AND PROFITABILITY, (B) OUR GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR INDUSTRY, (D) OUR FUTURE FINANCING PLANS AND (E) OUR ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED IN THE "BUSINESS RISK FACTOR" SECTION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR INDUSTRY, DEMAND FOR OUR PRODUCTS, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF RAW MATERIALS, AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

OVERVIEW

        Prior to 1998, our major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, we focused our sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

        In February 1998, we decided to scale back our CD-ROM segment to a maintenance mode of operations. We developed a formal plan of disposal that became effective in May 1998. The segment had revenues of $0 and $67,950 for the three months ended June 30, 2001 and 2000, respectively. In February 2001, we sold the assets of our CD-ROM segment for 20 preferred shares of the buyer, which are convertible into common shares on a scheduled basis over a two-year period. As we had written the assets of this segment down to zero, and the fair value of the shares of the buyer was not currently determinable, no gain or loss on this sale was recorded.

        We have continued to focus most of our development and production efforts during 2000 and into 2001 on the T 6000. In addition, we are seeking new projects using our digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. In 1999, we produced our initial trial run of the T 6000 set top boxes, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee. In December 1999, we entered into a manufacturing agreement with Global PMX Company, Limited, which was terminated by us in November 2000. We have since entered into agreements with Nextek, Inc. in Madison, Alabama and IES in Gray, Tennessee to manufacture all of our T 6000 digital set top boxes.

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

        We had no revenues in 2000. We had one interactive video customer that represented all of our revenues in the first half of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

        We had no revenues for the quarters ended June 30, 2001 and 2000. The lack of interactive video sales is a result of the constrained sales and marketing activities caused by our cash shortage and delays associated with the production of the T 6000 set top box.

COSTS OF REVENUES

        Costs of revenues were $-0- in the second quarter of 2001, as compared to $685,313 in 2000. Costs of revenues in 2000 were related to an increase in inventory obsolescence. During the second quarter of 2000, the we reached an agreement with nCUBE Corporation under which nCUBE will manufacture the Company's updated version of our digital video server. This updated version rendered obsolete portions of the raw material inventory related to the former versions of the digital video servers.

OPERATING EXPENSES

        Operating expenses for the three months ending June 30, 2001 were $785,855 as compared to $945,119 for the same period in 2000, or a decrease of $159,264. This decrease includes a reduction in legal and professional fees of approximately $306,000 in the second quarter of 2001 from the second quarter of 2000 primarily from lower consulting expenses incurred to assist with investor relations and investment banking. Compensation expense was down approximately $104,000 in the current quarter compared to the same period in 2000. These decreases were partially offset by increases in consulting expense incurred in the development of an updated version of the T 6000 set top box and by increased contract labor costs incurred for the software to be used in our interactive digital video system.

INTEREST EXPENSE

        Interest expense in the second quarter of 2001 was $160,197 as compared to $572,010 the first quarter of 2000. Of these amounts, $43,933 and $530,033 in 2001 and 2000, respectively, are non-cash expenses related to the beneficial conversion features of certain debentures and account for a significant portion of the reduction between the two periods. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that the discount resulting from recording a beneficial conversion feature is to amortized from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs. As a result, the beneficial conversion feature of the convertible debentures issued after November 2000 are being amortized over the life of the debentures, in most cases 60 months, versus an approximately 3 month period generally used prior to the issuance of this pronouncement.

NET LOSS FROM CONTINUING OPERATIONS

        As a result of the above factors, net loss from continuing operations for the quarter ended June 30, 2001, was $340,550 as compared to $2,194,547 for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

        There were revenues of $2,400 for the six months ended June 30, 2001 as compared to $-0- for the same period in 2000. The low level of interactive video sales is a result of the constrained sales and marketing activities caused by our cash shortage and delays associated with the production of the T 6000 set top box.

COSTS OF REVENUES

        Costs of revenues for the six months ended June 30, 2001 were $3,240 as compared to $685,313 for the same period in 2000. Costs of revenues in 2000 were related to an increase in inventory obsolescence. During the second quarter of 2000, the Company reached an agreement with nCUBE Corporation under which nCUBE will manufacture the Company's updated version of it's digital video server. This updated version rendered obsolete portions of the raw material inventory related to the former versions of the digital video servers.

OPERATING EXPENSES

        Operating expenses for the six months ending June 30, 2001 were $1,440,810 as compared to $1,896,895 for the same period in 2000, or a decrease of $456,085. This decrease includes a reduction in legal and professional fees of approximately $516,000 primarily from lower expenses incurred to assist with investor relations and investment banking. Compensation expense was down approximately $130,000 in the current six-month period but was offset by increased contract labor incurred in the development of our interactive digital video system. These decreases were partially offset by increases in consulting expense incurred in the development of an updated version of the T 6000 set top box and by increases in insurance, employee benefits and telephone and other utility expenses.

INTEREST EXPENSE

        Interest expense for the first six months of 2001 was $228,691 as compared to $746,053 for the same period in 2000. Of these amounts, $87,786 and $670,080 in 2001 and 2000, respectively, are non-cash expenses related to the beneficial conversion features of certain debentures and account for a significant portion of the reduction between the two periods. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that the discount resulting from recording a beneficial conversion feature is to amortized from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs. As a result, the beneficial conversion feature of the convertible debentures issued after November 2000 are being amortized over the life of the debentures, in most cases 60 months, versus an approximately 3 month period generally used prior to the issuance of this pronouncement.

NET LOSS FROM CONTINUING OPERATIONS

        As a result of the above factors, net loss from continuing operations for the six months ended June 30, 2001, was $1,063,413 as compared to $3,318,712 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of financing since our inception has been through the issuance of common and preferred stock and debt.

        We had cash balances on hand as of June 30, 2001 of $54,453. Our cash position continues to be uncertain.

        In the first half of 2001, we received gross proceeds from the Line of Credit Agreement of $1,800,000, $950,000 on the private placement of 95 shares of our Series B Convertible Preferred Stock and warrants, and $30,000 from the issuance of common stock. We are looking at several other options in terms of relieving our cash shortage, but no commitments are in place. We are continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have granted a security interest in our personal property to our former legal counsel. Such security interest may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

        As of June 30, 2001, we have an accumulated deficit of $1,899,000. We expect to incur operating losses for the foreseeable future as we continue to develop our technology and until we achieve some sales success. Since January 1, 2001, we have received new orders to install and operate end-to-end interactive video systems in 3 multi-family developments with a total of 749 units in Texas and Arizona and for the sale of our Digital Education System to two Ohio school systems. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

        As of June 30, 2001, we had negative net working capital of approximately $1,634,000. We had no significant capital spending or purchase commitments at June 30, 2001 other than certain facility leases and inventory component purchase commitments required in the ordinary course of our business.

        The Company entered into a Line of Credit Agreement that expires on October 31, 2001, under which a maximum amount of $10,000,000 of debentures may be issued. As of June 30, 2001 the Company had drawn $2,805,000 under the Line of Credit. As a result of a recent SEC Interpretation, the terms of this Line of Credit Agreement do not meet the criteria for registration of the common stock which would be issued upon conversion of these debentures.

        On June 14, 2001, the Company entered into an Equity Line of Credit Agreement pursuant to which the Company may, at its discretion, periodically sell to the Investor, Cornell Capital Partners, L.P., shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 5 lowest closing bid prices on the Over-the Counter Bulletin Board or other principal market on which our common stock is traded for the 10 days immediately following the notice date. A consulting fee of 10% of each advance will be paid to the agent upon closing each of the sales under this agreement. The consultant received warrants to purchase 3,500,000 shares of common stock at an exercise price of $0.10. The $1,530,000 fair value of these warrants was recorded as a cost of the transaction. These warrants expire in June 2006.

        We have no existing bank lines of credit.

BUSINESS RISK FACTORS

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

        We have historically lost money. In the three months ended June 30, 2001 and year ended December 31, 2000, we sustained losses from operations of $340,000 and $5.6 million, respectively. Future losses are likely to occur. Due to our recurring losses and working capital shortages, our independent auditors have noted in our financial statements for the year ended December 31, 2000 that there is substantial doubt about our ability to continue as a going concern. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

        We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

        Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years ended December 31, 2000 and 1999 financial statements which states that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

        Our success largely depends on the efforts and abilities of key executives and consultants, including Kenneth D. Van Meter, our Chief Executive Officer, President and Chairman of the Board. The loss of the services of Mr. Van Meter could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have an employment agreement with Mr. Van Meter. We do not presently maintain a key-man life insurance policy on Mr. Van Meter.

WE MAY BE UNABLE TO MANAGE GROWTH

        Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

        o     Implement changes in certain aspects of our business;

        o Enhance our information systems and operations to respond to increased demand;

        o     Attract and retain qualified personnel; and

        o Develop, train and manage an increasing number of management-level and other employees.

        If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

WE ARE IN DEFAULT OF CERTAIN CONVERTIBLE DEBENTURES FOR FAILING TO REGISTER THE UNDERLYING SHARES IN A TIMELY MANNER, WHICH DEFAULT ENTITLES THE HOLDER TO LIQUIDATED DAMAGES AND POSSIBLY OTHER REMEDIES

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

OUR PROJECTS ARE EXPECTED TO REQUIRE SUBSTANTIAL UP-FRONT COSTS BEFORE ANY REVENUES WILL BE REALIZED

        A significant portion of our revenue is expected to continue to be derived from substantial long-term projects which require significant up-front expense to us. There can be no assurance that revenues will be realized until the projects are completed or certain significant milestones are met. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver interactive video products on a timely basis could result in a substantial loss to us.

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

RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT

        Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us.

NO ASSURANCE OF TECHNOLOGICAL SUCCESS

        Our ability to commercialize our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share we will continually be required to make advances in technology. Due to cash shortages, we did not expend any money in research and development in 2000. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on us. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products.

        We believe there are certain technological obstacles to be overcome in order to develop future products. These obstacles include the lack of an electronic data interchange server interface (used for real-time exchange of data between servers) and enhancements in the ability to access and utilize information stored on remote servers. In certain cases, we will be dependent upon technological advances which must be made by third parties. We cannot assure you that they or such third parties will not encounter technological obstacles which either delay or prevent us from completing the development of our future products. Such obstacles could have a material adverse effect on us.

CERTAIN OF OUR PRODUCTS AND SERVICES ARE REGULATED BY THE FEDERAL COMMUNICATIONS COMMISSION, WHICH MAY IMPOSE BURDENSOME REGULATIONS ON US

        The Federal Communications Commission and certain state agencies regulate certain of our products and services and certain of the users of such products and services. We are also subject to regulations applicable to businesses generally, including regulations relating to manufacturing. In addition, regulatory authorities in foreign countries in which we may sell our products may impose similar or more extensive governmental regulations.

        We rely upon, and contemplate that we will continue to rely upon, our corporate partners or interactive video system sponsors to comply with applicable regulatory requirements. We cannot assure you that such regulations will not materially adversely affect us by jeopardizing the projects in which we are participating, by imposing burdensome regulations on the users of our products, by imposing sanctions that directly affect us, or otherwise. Changes in the regulatory environment relating to the industries in which we compete could have a material adverse effect on us. We cannot predict the effect that future regulation or regulatory changes may have on our business.

WE DO NOT MAINTAIN ANY PRODUCT LIABILITY INSURANCE, WHICH MAY EXPOSE US TO THE EXPENSE OF DEFENDING ANY LIABILITY CLAIMS

        The manufacture and sale of our products entails the risk of product liability claims. In addition, many of the telephone, cable and other large companies with which we do or may do business may require financial assurances of product reliability. At the present time we do not maintain product liability insurance.

PART II

OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.
        ------------------

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        ------------------------------------------

        (a), (b) and (d)     None.

        (c)    SALES OF UNREGISTERED SECURITIES.

        In June 2001, we entered into an Equity Line of Credit pursuant to which Cornell Capital Partners has agreed to purchase up to $10.0 million of common stock. We have registered up to 55,555,556 shares in this registration statement for issuance to the investor under the Equity Line of Credit. In connection with the Equity Line of Credit, our Company issued a warrant to Yorkville Advisors, the general partner of Cornell Capital Partners, to purchase 3,500,000 shares of common stock at $0.10 per share.

        In April 2001, we sold 20.4667 shares of Series B Preferred Stock from which we received gross proceeds of $204,667. We also sold $10,000 of convertible debentures pursuant to a Line of Credit Agreement, from which we received gross proceeds of $10,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        --------------------------------

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

        None.

ITEM 5. OTHER INFORMATION.
        ------------------

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

        (a) The following exhibits are filed as part of this registration statement:

EXHIBIT NO.       DESCRIPTION                                LOCATION
----------------  ----------------------------------------  ----------------------------------------
3.1               Certificate of Incorporation of Celerity   Incorporated by reference to Exhibit
                  Systems, Inc.                              3.1 to the Registration Statement on
                                                             SB-2 filed with the SEC on August 13,
                                                             1997

3.2               Bylaws of Celerity Systems, Inc.           Incorporated by reference to Exhibit
                                                             3.2 to the Registration Statement on
                                                             SB-2 filed with the SEC on August 13,
                                                             1997

4.1               Form of Underwriter's Warrant              Incorporated by reference to Exhibit
                                                             4.1 to  Amendment No. 1 to Registration
                                                             Statement on SB-2 filed with the SEC on
                                                             October 8, 1997

4.2               1995 Stock Option Plan                     Incorporated by reference to Exhibit
                                                             4.2 to the Registration Statement on
                                                             SB-2 filed with the SEC on August 13,
                                                             1997

4.3               1997 Stock Option Plan                     Incorporated by reference to Exhibit
                                                             4.3 to the Registration Statement on
                                                             SB-2 filed with the SEC on August 13,
                                                             1997

4.4               Form of Stock Certificate                  Incorporated by reference to Exhibit
                                                             4.4 to Amendment No. 2 to Registration
                                                             Statement on SB-2 filed with the SEC on
                                                             October 28, 1997

4.5               Form of Bridge Warrant                     Incorporated by reference to Exhibit
                                                             4.5 to the Registration Statement on
                                                             SB-2 filed with the SEC on August 13,
                                                             1997

4.6               Form of 1996 Warrant                       Incorporated by reference to Exhibit
                                                             4.6 to Amendment No. 2 to Registration
                                                             Statement on SB-2 filed with the SEC on
                                                             October 28, 1997

4.7               Form of Hampshire Warrant                  Incorporated by reference to Exhibit
                                                             4.7 to Amendment No. 1 to Registration
                                                             Statement on SB-2 filed with the SEC on
                                                             October 8, 1997

4.8               Form of 1995 Warrant                       Incorporated by reference to Exhibit
                                                             4.8 to the Registration Statement on
                                                             SB-2 filed with the SEC on August 13,
                                                             1997

4.9               Letter Agreement dated July 15, 1997,      Incorporated by reference to Exhibit
                  between the Company and Mahmoud            4.9 to the Registration Statement on
                  Youssefi, including exhibits               SB-2 filed with the SEC on August 13,
                                                             1997

4.10              Letter Agreement, dated July 11, 1997,     Incorporated by reference to Exhibit
                  between the Company and Dr. Fenton         4.10 to the Registration Statement on
                  Scruggs                                    SB-2 filed with the SEC on August 13,
                                                             1997

4.11              Form of 9% Convertible Debenture           Incorporated by reference to Exhibit
                                                             4.11 to Amendment No. 1 to Form 10-KSB
                                                             for the year ended December 31, 1998
                                                             filed with the SEC on April 30, 1999

EXHIBIT NO.       DESCRIPTION                                LOCATION
----------------  ----------------------------------------  ----------------------------------------

4.12              Form of 7% Promissory Note                 Incorporated by reference to Exhibit
                                                             4.12 to Amendment No. 1 to Form 10-KSB
                                                             for the year ended December 31, 1998
                                                             filed with the SEC on April 30, 1999

4.13              Form of Registration Rights Agreement,     Incorporated by reference to Exhibit
                  between the Company and each of RNI        4.13 to Amendment No. 1 to Form 10-KSB
                  Limited Partnership, First Empire          for the year ended December 31, 1998 as
                  Corporation, Greg A. Tucker and Michael    filed with the SEC on April 30, 1999
                  Kesselbrenner

4.14              Form of Warrant issued April 27, 1999      Incorporated by reference to Exhibit
                                                             4.2 to the Registration Statement on
                                                             S-3 filed with the SEC on June 18, 1999

4.15              Shareholders Agreement, dated August 10,   Incorporated by reference to Exhibit
                  1999, between Celerity Systems, Inc.,      99.2 to the Form 8-K filed with the SEC
                  FutureTrak Merger Corp. and certain        on September 14, 1999
                  parties listed therein

4.16              Registration Rights Agreement, dated       Incorporated by reference to Exhibit
                  September 30, 1999, between the Company    99.2 to the Form 8-K filed with the SEC
                  and GMF Holdings                           on October 8, 1999

4.17              Form of Debenture in connection with       Incorporated by reference to Exhibit
                  Line of Credit Agreement, dated            99.4 to the Form 8-K filed with the SEC
                  September 30, 1999                         on October 8, 1999

4.18              Form of Warrant issued September 30, 1999  Incorporated by reference to Exhibit
                                                             4.10 to the Registration Statement on
                                                             S-3 filed with the SEC on February 15,
                                                             2000

4.19              Form of 4% Convertible Debenture due       Incorporated by reference to Exhibit
                  2002 between the Company and each of       4.2 to the Registration Statement on
                  John Bridges, John Faure, Loni             S-3 filed with the SEC on February 15,
                  Spurkeland, Robert Dettle, Michael         2000
                  Genta, Lennart Dallgren

4.20              Form of 8% Convertible Debenture due       Incorporated by reference to Exhibit
                  2002 between the Company and each of       4.3 to the Registration Statement on
                  Richard T. Garrett, W. David McCoy,        S-3 filed with the SEC on February 15,
                  Dominick Chirarisi, Gilda R. Chirarisi,    2000
                  Joseph C. Cardella, Carl Hoehner

4.21              Form of 8% Convertible Debenture due       Incorporated by reference to Exhibit
                  2003 between the Company and John          4.4 to the Registration Statement on
                  Bolliger                                   S-3 filed with the SEC on February 15,
                                                             2000

4.22              Form of Registration Rights Agreement,     Incorporated by reference to Exhibit
                  between Celerity and each of John          4.6 to the Registration Statement on
                  Bridges, John Faure, Loni Spurkeland,      S-3 filed with the SEC on February 15,
                  Robert Dettle, Michael Genta, Lennart      2000
                  Dallgren

4.23              Form of Registration Rights Agreement,     Incorporated by reference to Exhibit
                  between Celerity and each of Richard T.    4.7 to the Registration Statement on
                  Garrett, W. David McCoy, Dominick          S-3 filed with the SEC on February 15,
                  Chirarisi, Gilda R. Chirarisi, Joseph C.   2000
                  Cardella, Carl Hoehner

4.24              Form of Registration Rights Agreement,     Incorporated by reference to Exhibit
                  between Celerity and John Bolliger         4.8 to the Registration Statement on
                                                             S-3 filed with the SEC on February 15,
                                                             2000

EXHIBIT NO.       DESCRIPTION                                LOCATION
----------------  ----------------------------------------  ----------------------------------------

4.25              Form of 8% Convertible Debenture due       Incorporated by reference to Exhibit
                  2003 between the Company and each of Sui   99.7 to the Form 8-K filed with the SEC
                  Wa Chau, Qinu Guan, Peter Chenan Chen,     on March 23, 2000
                  K&M Industry, Inc., Michael Dahlquist,
                  Denise and Vernon Koto and Rance Merkel

4.26              Form of Registration Rights Agreement,     Incorporated by reference to Exhibit
                  between Celerity and each of Sui Wa        99.8 to the Form 8-K filed with the SEC
                  Chau, Qinu Guan, Peter Chenan Chen, K&M    on March 23, 2000
                  Industry, Inc., Michael Dahlquist,
                  Denise and Vernon Koto and Rance Merkel

4.27              Securities Purchase Agreement, dated       Incorporated by reference to Exhibit
                  August 31, 2000, between Celerity and      99.1 to the Form 8-K filed with the SEC
                  the Investors specified therein            on September 5, 2000

4.28              Registration Rights Agreement, dated       Incorporated by reference to Exhibit
                  August 31, 2000, between Celerity and      99.2 to the Form 8-K filed with the SEC
                  the Investors specified therein            on September 5, 2000

4.29              Form of Warrant issued March 31, 2000      Incorporated by reference to Exhibit
                                                             99.3 to the Form 8-K filed with the SEC
                                                             on April 5, 2000

10.1              Employment Agreement, dated January 7,     Incorporated by reference to Exhibit
                  1997, as amended, between the Company      10.1 to Amendment No. 1 to Registration
                  and Kenneth D. Van Meter                   Statement on SB-2 filed with the SEC on
                                                             October 8, 1997

10.2              Employment, Non-Solicitation,              Incorporated by reference to Exhibit
                  Confidentiality and Non-Competition        10.2 to the Registration Statement on
                  Agreement, dated as of May 1, 1996,        SB-2 filed with the SEC on August 13,
                  between the Company and Glenn West         1997

10.3              Termination Agreement, dated as of         Incorporated by reference to Exhibit
                  April 5, 1997, between the Company and     10.3 to the Registration Statement on
                  Mahmoud Youssefi                           SB-2 filed with the SEC on August 13,
                                                             1997

10.4              [Reserved]

10.5              Letter Agreement, dated March 13, 1997,    Incorporated by reference to Exhibit
                  between the Company and William Chambers   10.5 to Amendment No. 1 to Registration
                                                             Statement on SB-2 filed with the SEC on
                                                             October 8, 1997

10.6              Letter Agreement, dated July 24, 1997,     Incorporated by reference to Exhibit
                  between the Company and Mark. C. Cromwell  10.6 to Amendment No. 1 to Registration
                                                             Statement on SB-2 filed with the SEC on
                                                             October 8, 1997

10.7              Exclusive OEM/Distribution Agreement,      Incorporated by reference to Exhibit
                  dated March 10, 1995, between the          10.7 to the Registration Statement on
                  Company and InterSystem Multimedia, Inc.   SB-2 filed with the SEC on August 13,
                                                             1997

10.8              Purchase Order Agreement, dated June 26,   Incorporated by reference to Exhibit
                  1995, between Tadiran Telecommunications   10.8 to the Registration Statement on
                  Ltd. and the Company                       SB-2 filed with the SEC on August 13,
                                                             1997

10.9              License Agreement, dated as of             Incorporated by reference to Exhibit
                  September 26, 1996, between the Company    10.9 to the Registration Statement on
                  and En Kay Telecom Co., Ltd.               SB-2 filed with the SEC on August 13,
                                                             1997

EXHIBIT NO.       DESCRIPTION                                LOCATION
----------------  ----------------------------------------  ----------------------------------------

10.10             License Agreement, dated as of February    Incorporated by reference to Exhibit
                  21, 1997, between the Company and En Kay   10.10 to the Registration Statement on
                  Telecom Co., Ltd.                          SB-2 filed with the SEC on August 13,
                                                             1997

10.11             Remarketer Agreement, dated as of          Incorporated by reference to Exhibit
                  June 15, 1997, between the Company and     10.11 to the Registration Statement on
                  Minerva Systems, Inc.                      SB-2 filed with the SEC on August 13,
                                                             1997

10.12             Memorandum of Understanding, dated         Incorporated by reference to Exhibit
                  April 25, 1996, between Integrated         10.12 to the Registration Statement on
                  Network Corporation and the Company        SB-2 filed with the SEC on August 13,
                                                             1997

10.13             Letter of Agreement, dated March 31,       Incorporated by reference to Exhibit
                  1993, between the Company and Herzog,      10.13 to the Registration Statement on
                  Heine & Geduld, Inc. and Development       SB-2 filed with the SEC on August 13,
                  Agreement attached thereto                 1997

10.14             Subcontract Agreement, dated June 26,      Incorporated by reference to Exhibit
                  1997, between Unisys Corporation and the   10.14 to the Registration Statement on
                  Company                                    SB-2 filed with the SEC on August 13,
                                                             1997

10.15             Lease Agreement for Crossroad Commons,     Incorporated by reference to Exhibit
                  dated November 25, 1996, as amended,       10.15 to Amendment No. 1 to
                  between Lincoln Investment Management,     Registration Statement on SB-2 filed
                  Inc., as attorney in fact for the          with the SEC on October 8, 1997
                  Lincoln National Life Insurance Company,
                  and the Company

10.16             Lease Agreement, dated November 25,        Incorporated by reference to Exhibit
                  1997, between Centerpoint Plaza, L.P.      10.16 to the Form 10-KSB for the year
                  and the Company                            ended December 31, 1997 filed with the
                                                             SEC on March 31, 1998

10.17             Letter Agreement, dated October 3, 1997,   Incorporated by reference to Exhibit
                  between Dennis Smith and the Company       10.17 to the Form 10-KSB for the year
                                                             ended December 31, 1997 filed with the
                                                             SEC on March 31, 1998

10.18             Letter Agreement, dated January 8, 1998,   Incorporated by reference to Exhibit
                  between James Fultz and the Company        10.18 to the Form 10-KSB for the year
                                                             ended December 31, 1997 filed with the
                                                             SEC on March 31, 1999

10.19             Amendment to Employment,                   Incorporated by reference to Exhibit
                  Non-Solicitation, Confidentiality and      10.19 to the Form 10-KSB for the year
                  Non-Competition Agreement, dated January   ended December 31, 1997 filed with the
                  1, 1999, between the Company and Glenn     SEC on April 30, 1998
                  West

10.20             Form of Subscription Agreement, between    Incorporated by reference to Exhibit
                  the Company and each of RNI Limited        10.20 to Amendment No. 1 to Form 10-KSB
                  Partnership, First Empire Corporation,     for the year ended December 31, 1998
                  Greg A. Tucker and Michael Kesselbrenner   filed with the SEC on April 30, 1999

10.21             Form of Subscription Agreement, between    Incorporated by reference to Exhibit
                  the Company and each of Donald             10.21 to Amendment No. 1 to Form 10-KSB
                  Alexander, Leo Abbe, Centerpoint Plaza,    for the year ended December 31, 1998
                  L.P., William Chambers, Fenton Scruggs,    filed with the SEC on April 30, 1999
                  Dennis Smith, Kenneth Van Meter, George
                  Semb and Rodney Conard

EXHIBIT NO.       DESCRIPTION                                LOCATION
----------------  ----------------------------------------  ----------------------------------------

10.22             Form of Royalty Agreement, between the     Incorporated by reference to Exhibit
                  Company and each of Donald Alexander,      10.22 to Amendment No. 1 to Form 10-KSB
                  Leo Abbe, Centerpoint Plaza, LP, William   for the year ended December 31, 1998
                  Chambers, Fenton Scruggs, Dennis Smith,    filed with the SEC on April 30, 1999
                  Kenneth Van Meter, George Semb and
                  Rodney Conard

10.23             Agreement and Plan of Merger, dated        Incorporated by reference to Exhibit
                  August 10, 1999, between Celerity          99.1 to the Form 8-K filed with the SEC
                  Systems, Inc., FutureTrak Merger Corp.     on September 14, 1999
                  and FutureTrak International, Inc.

10.24             Line of Credit Agreement, dated            Incorporated by reference to Exhibit
                  September 30, 1999, between GMF            99.1 to the Form 8-K filed with the SEC
                  Holdings, May Davis Group and the Company  on October 8, 1999

10.25             Termination Agreement, dated December 7,   Incorporated by reference to Exhibit
                  1999, between the Company, FutureTrak      99.1 to the Form 8-K filed with the SEC
                  Merger Corp. and FutureTrak                on December 8, 1999
                  International, Inc.

10.26             Manufacturing Agreement, dated November    Incorporated by reference to Exhibit
                  30, 1999, between the Company, Primax      99.2 to the Form 8-K filed with the SEC
                  Electronics, Ltd and Global Business       on January 5, 2000
                  Group, Ltd.

10.27             Lease, dated December 17, 1999, between    Incorporated by reference to Exhibit
                  Andy Charles Johnson, Raymond Perry        99.1 to the Form 8-K filed with the SEC
                  Johnson, Tommy F. Griffin. and the         on January 5, 2000
                  Company

10.28             Amendment to the Line of Credit            Incorporated by reference to Exhibit
                  Agreement between Celerity and GMF         10.28 to the Registration Statement on
                  Holdings, Inc. dated October 16, 2000      SB-2 filed with the SEC on October 27,
                                                             2000

10.29             Purchase Agreement, dated June 22, 2000,   Incorporated by reference to Exhibit
                  between the Company and WIT Technologies   99.2 to the Form 8-K filed with the SEC
                  Inc.                                       on July 11, 2000

10.30             Manufacturing Service Agreement, dated     Incorporated by reference to Exhibit
                  January 4, 2001, between the Company and   99.1 to the Registration Statement on
                  Nextek, Inc.                               SB-2 filed with the SEC on December 27,
                                                             2000

10.31             Broadband Services Agreement, dated        Incorporated by reference to Exhibit
                  January 4, 2001, between the Company and   99.2 to the Form 8-K filed with the SEC
                  DeserScape L.P.                            on January 10, 2001

10.32             Cooperative Marketing Agreement, dated     Incorporated by reference to Exhibit
                  January 4, 2001, between the Company and   99.3 to the Form 8-K filed with the SEC
                  In4Structures LLC                          on January 10, 2001

10.33             Equity Line of Credit Agreement dated as   Provided herewith
                  of June 14, 2001 between Celerity
                  Systems, Inc. and Cornell Capital
                  Partners, L.P.

10.34             Registration Rights Agreement dated as     Provided herewith
                  of June 14, 2001 between Celerity
                  Systems, Inc. and Cornell Capital
                  Partners, L.P.

10.35             Consulting Services Agreement dated as     Provided herewith
                  of June 14, 2001 between Celerity
                  Systems, Inc. and Cornell Capital
                  Partners, L.P.

10.36             Escrow Agreement dated as of June 14,      Provided herewith
                  2001 among Celerity Systems, Inc. Meir
                  Levin and Cornell Capital Partners, L.P.


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 14, 2001                      CELERITY SYSTEMS, INC.

                                             By:  /s/Kenneth D. Van Meter
                                                  -----------------------------
                                                  Kenneth D. Van Meter