Form 10QSB
period 2001-09-30
CELERITY SYSTEMS INC
filed 2001-11-19
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                 For the quarterly period ended SEPTEMBER 30, 2001

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _______ to _______.

                          Commission File No. 000-28321

                             CELERITY SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                   52-2050585
--------                                                   ----------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
or Organization)                                           Identification No.)

122 Perimeter Park Drive, Knoxville, Tennessee             37922
----------------------------------------------             -----
(Address of Principal Executive Offices)                   (Zip Code)

                                 (865) 539-5300
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



         There were 67,607,657 shares of Common Stock outstanding as of November 2, 2001.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
 Balance Sheets
                                                                                         September 30, 2001
                                                                                             (unaudited)       December 31, 2000
                                                                                     --------------------------------------------
 Assets
    Cash                                                                                       $     143,290        $     10,366
    Accounts receivable                                                                               88,800                   -
    Inventory, net                                                                                 2,853,637             400,157
                                                                                     --------------------------------------------
         Total current assets                                                                      3,085,727             410,523
 Property and equipment, net                                                                         824,319             100,375
 Debt offering costs, net of accumulated amortization of $260,383
   and $257,263, respectively                                                                      1,480,222              41,215
 Other assets                                                                                         27,060              56,930
                                                                                     --------------------------------------------
      Total assets                                                                            $    5,417,328       $     609,043
                                                                                     ============================================
 Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
 Accounts payable                                                                             $    2,302,489       $     684,103
 Accrued wages and related taxes                                                                      77,022             187,642
 Accrued interest                                                                                     45,762             151,499
 Other accrued liabilities                                                                           442,198             176,925
 Notes payable                                                                                       134,177              92,943
 Equity warrant liability                                                                            322,270                   -
 Current maturities of long-term debt and capital lease obligations                                  150,000             570,000
                                                                                     --------------------------------------------
      Total current liabilities
                                                                                                   3,473,918           1,863,112
 Long-term debt and capital lease obligations, less current maturities                             2,594,887             530,425
                                                                                     --------------------------------------------
      Total liabilities                                                                            6,068,805           2,393,537
 Commitments and contingencies (Notes 7 and 8)
 Series A convertible  preferred stock, $.01 par value;  authorized 50 shares; 0 and 13.715 shares issued and outstanding at
      September 30, 2001 and December 31, 2000,
      respectively                                                                                         -             168,357
 Series B convertible preferred stock, $.01 par value; authorized
      100 shares; 95 and 0 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively                                         258,042                   -
 Common stock, $.001 par value, 50,000,000 shares authorized,
     67,945,021 issued and 67,607,657 outstanding, and 24,640,649 issued and 24,303,285 outstanding at September 30, 2001
      and December 31, 2000, respectively                                                             67,623              24,641



 Additional paid-in capital                                                                       31,946,488          30,407,547
 Equity placement fee                                                                             (1,193,478)                  -
 Treasury stock, at cost, 337,364 shares at September 30, 2001                                      (227,500)           (227,500)
      and December 31, 2000
 Accumulated deficit                                                                             (31,502,652)        (32,157,539)
                                                                                     --------------------------------------------
      Total stockholders' deficit                                                                   (909,519)         (1,952,851)
                                                                                     --------------------------------------------
      Total liabilities, redeemable preferred stock and stockholders' deficit                 $    5,417,328       $     609,043
                                                                                     ============================================

The accompanying  notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited
                                                                        Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
                                                           --------------------------------------------------------------------
                                                                      2001              2000            2001             2000
                                                                      -----             -----           -----            -----
   Revenues                                                      $     87,800         $    --       $   90,200        $     --

   Cost of revenues                                                   219,184              --          222,424         685,313
                                                           --------------------------------------------------------------------
           Gross margin                                              (131,384)             --         (132,224)       (685,313)


   Operating expenses                                               1,226,818         774,396        2,570,131       2,671,292
                                                           --------------------------------------------------------------------
           Loss from operations                                    (1,358,202)       (774,396)      (2,702,355)     (3,356,605)
      Interest expense                                                (29,870)        (92,093)        (258,561)       (838,146)
      Income on equity warrant liability (Note 8)                     815,602              --        1,306,652              --

      Other income                                                         --         (14,842)          18,380          (5,293)
                                                           --------------------------------------------------------------------
           Loss from continuing operations                           (572,470)       (881,331)      (1,635,884))    (4,200,044)

      Income on disposal of discontinued CD-ROM segment                    --          (1,218)              --          35,094

  Cumulative effect of change in
    Accounting method (Note 9)                                             --              --        2,598,813              --
                                                           --------------------------------------------------------------------
           Net income (loss)                                         (572,470)       (882,549)         962,929      (4,164,950)
Amortization of beneficial conversion feature and
accretion of redeemable convertible preferred stock
(Note 4)                                                             (163,708)       (357,912)        (308,042)       (357,912)

                                                           --------------------------------------------------------------------
           Net income (loss) applicable to common                 $  (736,178)    $(1,240,461)       $ 654,887    $ (4,522,862)
shareholders
                                                           ====================================================================
   Basic and diluted loss per common share (Note 2):
      Loss from continuing operations                              $    (0.01)      $   (0.10)       $   (0.04)      $   (0.45)

      Discontinued operations                                               -              --               --              --

      Cumulative effect of change in accounting method                      -              --             0.05              --
                                                           --------------------------------------------------------------------
      Net income (loss) per share to common shareholders           $    (0.01)      $   (0.10)        $   0.01       $   (0.45)
                                                           ====================================================================

             The accompanying notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statements of Cash Flows
 Unaudited
                                                                                                         Nine Months Ended
                                                                                                       2001             2000
                                                                                                       ----             ----
 Cash flows from operating activities:
    Net income (loss)                                                                              $  962,929     $ (4,164,950)
    Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
             Depreciation and amortization                                                            551,228          477,484
             Provision for inventory obsolescence                                                      90,000          683,750
             Noncash interest expense related to beneficial
                  conversion feature of debt                                                          147,843          658,339
             Noncash interest expense related to notes payable                                         36,860                -
             Noncash operating expense related to consulting fees                                      85,231          567,197
             Noncash operating expense related to payroll
                and directors' fees                                                                    25,671          327,090
             Noncash income related to settlement of capital lease obligation                         (97,500)               -
             Noncash income related to equity warrant liability                                    (1,306,652)               -
             Noncash income related to change in accounting principle                              (2,598,813)               -
             Changes in current assets and liabilities:
                 Accounts receivable                                                                  (88,800)          31,500
                 Prepaid expenses                                                                           -           22,100
                 Inventory                                                                         (2,663,039)        (203,576)
                 Accounts payable                                                                   1,644,012         (421,561)
                 Other current liabilities                                                            183,101         (471,582)
                                                                                           -------------------------------------
                     Net cash used in operating activities                                         (3,027,929)      (2,494,209)
Cash flows from investing activities:
    Purchase of fixed assets                                                                         (653,647)         (48,567)
                                                                                           -------------------------------------
                     Net cash used in investing activities                                           (653,647)         (48,567)
Cash flows from financing activities:
    Proceeds from short-term borrowings                                                                54,000          200,000
    Payments on short-term borrowings                                                                 (35,000)        (100,000)
    Proceeds from long-term debt                                                                    3,986,000        1,179,980
    Principal payments on long-term debt and capital lease obligations                                (92,500)         (60,000)
    Proceeds from issuance of common stock                                                             30,000        1,060,000
    Proceeds from exercise of common stock warrants                                                         -          136,100
    Proceeds from exercise of common stock options                                                          -            2,775
    Proceeds from Series A preferred stock and warrant offering,
       net of offering costs                                                                                -          369,000
    Proceeds from Series B preferred stock and warrant offering,
       net of offering costs                                                                          859,654                -
    Financing and debt issue costs                                                                   (987,654)        (137,480)
                                                                                           -------------------------------------
                     Net cash provided by financing activities                                      3,814,500        2,650,375
 Net increase in cash and cash equivalents                                                            132,924          107,599
 Cash and cash equivalents, beginning of period                                                        10,366              383
                                                                                           -------------------------------------
 Cash and cash equivalents, end of period                                                         $   143,290    $     107,982
                                                                                            =====================================

       The accompanying notes are an integral part of these unaudited condensed financial statements.


                             CELERITY SYSTEMS, INC.


NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSB of the Company as of and for the year ended December 31, 2000.

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

         FASB Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued in August 2001. SFAS 143 changes the accounting and reporting for asset retirement obligations. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the effect, if any, on its financial statements of implementing SFAS 143.

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

         The Company has focused on attempting to obtain the necessary capital to maintain its operations. Additionally, the Company has narrowed its sales efforts to those which it believes have the best chance of closing in the near term. In the first nine months of 2001, the Company received gross proceeds from private placements of convertible debt totaling $3,986,000 and Series B Convertible Preferred Stock totaling $1,000,000 and received $30,000 from the issuance of common stock. These funds enabled the Company to produce inventory and to operate for the last few months. The Company believes that some of the funds needed for future operations will be available from the $10,000,000 Equity Line of Credit Agreement established in June, 2001. (Note 8)

2.       INCOME (LOSS) PER SHARE

         Basic and diluted income (loss) per share were computed by dividing net income (loss) applicable to common stock by the weighted average fully diluted common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a loss from continuing operations and their effect would be anti-dilutive. At September 30, 2001, the number of shares excluded from the computation because of their anti-dilutive effect is approximately 102,000,000.

         Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share:

                                                                 Three Months Ended                     Nine Months
                                                                   September 30,                      Ended September
                                                                                                            30,
                                                           -------------------------------    --------------------------------
                                                                2001            2000               2001            2000
                                                                ----            ----               ----            ----
Income (Loss)
     Basic and diluted:
         Income (loss) applicable to common stockholders     $(736,178)    $(1,240,461)           $654,887     $(4,522,862)

Shares
     Basic and diluted:
         Weighted-average common shares outstanding         54,825,103      12,497,652          48,897,446      10,069,568
-------------------------------------------------------------------------------------------------------------------------------

3.       ISSUANCE OF CONVERTIBLE DEBENTURES

         The Company issued $3,986,000 aggregate principal amount of 4% convertible debentures in the first nine months of 2001 under its previous Equity Line of Credit, resulting in net proceeds of approximately $2,654,000. The debentures have a term of five years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $1,337,468 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures.

4.       ISSUANCE OF SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of $230,000. The Series B Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The Company will record accretion up to the redemption value until the redemption date. Accretion totaled $16,500 in the 3rd quarter and $38,500 in the first nine months of 2001. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock and have an exercise price of $.10 per share. The Company allocated $132,000 of the proceeds to the warrants based on their relative fair value. The resulting $98,000 beneficial conversion feature of the preferred stock will be reflected as a dividend over the two year period until the stated redemption date of the stock. Amortization of this beneficial conversion feature totaled $12,250 in the 3rd quarter and $28,583 in the first nine months of 2001.

         The Company also consummated an additional private placement of 72 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of $720,000, and issued an additional 5 shares having a value of $50,000 as payment for certain accounts payable and accrued wages. The Series B Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. The beneficial conversion feature of $679,654 will be reflected as a dividend over the two year period until the stated redemption date. Amortization of this beneficial conversion feature totaled $134,958 in the 3rd quarter and $240,959 in the first nine months of 2001. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The Company will record accretion up to the redemption value until the redemption date.

5.       ISSUANCE OF COMMON STOCK

         In the first quarter of 2001, the Company issued 1,000,000 shares of common stock in a private placement for a value of $30,000.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the first nine months of 2000, the Company issued 802,580 shares of common stock with a value of $1,288,994 as payment for certain consulting and directors' fees and certain payroll expenses.

         During the first nine months of 2001, the Company issued 1,275,348 shares of common stock with a value of $110,901 as payment for certain consulting and directors' fees and certain payroll expenses.

         The Company also issued 5 shares of Series B convertible preferred stock with a value of $50,000 as payment for certain accounts payable and accrued wages.

         In the first nine months of 2000, $956,793 of the convertible debentures were converted into 1,971,609 shares of common stock.

         Also during the first nine months of 2001, $939,679 of the convertible debentures were converted into 34,071,296 shares of common stock.

         Additionally, during the first nine months of 2001, $140,912 of the Series A convertible preferred stock was converted into 4,360,203 shares of common stock.

         Also during the first nine months of 2001, $22,190 of noncash interest expense was incurred relating to notes payable.

         During the 3rd quarter of 2001, $50,000 of the Series B convertible preferred stock was converted into 2,000,000 shares of common stock.

7.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 and is pending before the Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill Corporation, has sued the Company for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain costs. On October 15, 2001, Merrill Corporation obtained a judgment for $136,435.27 against the Company. The Company intends to seek to vacate this judgment, although no assurances can be given that such efforts will be successful.

         On October 27, 2001, the Company defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. The Company is seeking to make arrangements with these note holders. In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.

8.       EQUITY LINE OF CREDIT

         The Company had entered into a Line of Credit Agreement, that expires on December 31, 2001, under which a maximum amount of $10,000,000 of debentures could have been issued. As of September 30, 2001, the Company had drawn $4,981,000 under the Line of Credit.

         On June 14, 2001, the Company entered into an Equity Line of Credit pursuant to which the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of

Credit, the Investor will pay 82% of the average of the 3 lowest closing bid prices on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by the Investor, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. Celerity may request an advance every ten trading days. A consulting fee of 10% of each advance will be paid upon closing each of the sales under this agreement. The consultant received warrants to purchase 3,500,000 shares of common stock at an exercise price of $0.10 The $1,363,975 fair value of these warrants was recorded as a cost of the transaction. These warrants expire in June 2006. In accordance with EITF 00-19, the Company has recorded an equity warranty liability of $1,363,975 in connection with these warrants. As the number of shares which may be issued upon conversion of the convertible debentures is indeterminate, a sufficient number of authorized by unissued shares may not be available. As a result, the Company has recorded a mark-to-market adjustment of $632,967 in the three months ended September 30, 2001, and $1,124,015 for the nine months ended September 30, 2001, which has been reflected as income on equity warrant liability.

         In October 2001, we issued $665,000 of convertible debentures, from which we received net proceeds of approximately $400,000. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price equal to 75% of the average closing bid price of Celerity's common stock for the 5 days prior to conversion. At Celerity's option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder. Celerity paid consulting fees of $278,565 to Yorkville Advisors Management, LLC in connection with this offering. Also in October, we sold 6 shares of Series C Preferred Stock for $60,000 in cash. Each share of Series C Preferred Stock is convertible into 250,000 shares of common stock at the holder's discretion.

         In September 2001, Celerity issued warrants to Internet Finance to purchase 500,000 shares of Celerity common stock. One-half of these warrants have an exercise price of $0.15 per share and one-half have an exercise price of $0.25 per share. In addition, Celerity is obligated to issue to Internet Finance warrants to purchase additional shares of common stock if Celerity is successful in obtaining financing arranged by Internet Finance. For each $500,000 of capital received by Celerity, Internet Capital will receive warrants to purchase 250,000 shares of common stock at $0.15 per share. Internet Finance will also receive cash compensation of 2.5% of all funds received by Celerity under the contract.

         In August 2001, we issued $1,586,000 of convertible debentures, from which we received net proceeds of approximately $889,000. Celerity paid consulting fees of $680,000 to Yorkville Advisors Management, LLC in connection with this offering. Celerity issued a warrant to Yorkville Advisors to purchase 2,500,000 shares of common stock at $0.10 per share. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price equal to 75% of the average closing bid price of Celerity's common stock for the 5 days prior to conversion. At Celerity's option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder.

         In July 2001, we issued 2,400,000 shares of common stock to Artesian Direct for its commitment to purchase $10 million of Celerity's products or to provide $10 million of financing. These shares were valued at $0.17 per share on the date of issuance or $408,000. This amount will be amortized as a cost of the related sale or financing. Ed Kidston, a member of our Board of Directors, owns 30% of the outstanding capital stock of Artesian Direct.

9.       CHANGE IN ACCOUNTING PRINCIPLE

         Effective June 30, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle. In the three months ended September 30, 2001, an additional mark-to-market adjustment of $182,637 was recorded as income on equity warrant liability for those contracts that existed as of September 20, 2000.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

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

         In February 1998, we decided to scale back our CD-ROM segment to a maintenance mode of operations. We developed a formal plan of disposal that became effective in May 1998. The segment had revenues of $-0- and $650 for the three months ended September 30, 2001 and 2000, respectively. In February 2001, we sold the assets of our CD-ROM segment for 20 preferred shares of the buyer, which are convertible into common shares on a scheduled basis over a two-year period. As we had written the assets of this segment down to zero, and the fair value of the shares of the buyer was not currently determinable, no gain or loss on this sale was recorded.

         We have continued to focus most of our development and production efforts during 2000 and into 2001 on the T 6000. In addition, we are seeking new projects using our digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. In 1999, we produced our initial trial run of the T 6000 set top boxes, which were manufactured by Taylor-White, LLC, of Greeneville, Tennessee. In December 1999, we entered into a manufacturing agreement with Global PMX Company, Limited, which was terminated by us in November 2000. We have since entered into agreements with Nextek, Inc. in Madison, AL and IES in Gray, TN under which the T 6000 digital set top boxes will be manufactured.

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

         We had no revenues in 2000. We had one interactive video educational customer that represented 97% of our revenues in the first nine months of 2001.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

                  Revenues

         We had revenues $87,800 for the quarter ended September 30, 2001 as compared to $-0- for the same period in 2000. These revenues in the current period resulted from the shipment of a digital education system to a school district in Ohio. The low level of interactive video sales is a result of the constrained sales and marketing activities caused by our cash shortage and delays associated with the production of the T 6000 set top box.

                  Costs of Revenues

         Costs of revenues were $219,184 in the third quarter of 2001, as compared to $-0- in 2000. Costs of revenues in 2001 related to the shipment of a digital education system and the write down of certain finished goods inventory to a lower of cost or market valuation. On October 31, 2001, Celerity received a letter notifying it of an alleged breach of its agreement with nCUBE. The alleged breach is for failing to pay nCUBE $174,000 for products manufactured. According to the letter, if Celerity fails to pay these amounts by November 30, 2001, then nCUBE intends to terminate the agreement and possibly seek legal remedies against Celerity.


                  Operating Expenses

         Operating expenses for the three months ending September 30, 2001 were $1,226,818 as compared to $774,396 for the same period in 2000. This increase results primarily from consulting expense incurred in the development of an updated version of the T 6000 set top box, by increased contract labor costs incurred for the software to be used in our interactive digital video system, from increased amortization of the costs related to the issuance of convertible debentures and from increased payroll expenses. These increases were partially offset by decreases in states tax expense incurred in the same period in 2000.

                  Interest Expenses

         Interest expense in the third quarter of 2001 was $29,870 as compared to $92,093. This decrease results primarily from a reduction in liquidated damages due to the delay in having an effective registration statement during the third quarter of 2000.

                  Equity Warrant Income

         Effective June 30, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle. In the three months ended September 30, 2001, an additional mark-to-market adjustment of $182,637 was recorded as income on equity warrant liability for those contracts that existed as of September 20, 2000.

                  Net Loss From Continuing Operations

         As a result of the above factors, net loss from continuing operations for the quarter ended September 30, 2001, was $572,470 as compared to $881,331 for the same period in 2000.

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

                  Revenues

         We had revenues of $90,200 for the nine months ended September 30, 2001 as compared to $-0- for the same period in 2000. These revenues resulted from the shipment of a digital education system to a school district in Ohio. The continuing low level of interactive video sales is a result of the constrained sales and marketing activities caused by our cash shortage and delays associated with the production of the T 6000 set top box.

                  Costs of Revenues

         Costs of revenues for the nine months ended September 30, 2001 were $222,424 as compared to $685,313 for the same period in 2000. Costs of revenues in 2001 relate to a shipment of a digital education system in the 3rd quarter of 2001 plus a writedown of finished goods inventory to a lower of cost or market valuation. Costs of revenues in 2000 were related to an increase in inventory obsolescence. During the second quarter of 2000, the Company reached an agreement with nCUBE Corporation under which nCUBE agreed to manufacture the Company's updated version of its digital video server. We have received a default letter from nCUBE terminating our right to use their software. This updated version rendered obsolete portions of the raw material inventory related to the former versions of the digital video servers.

                  Operating Expenses

         Operating expenses for the nine months ending September 30, 2001 were $2,570,131 as compared to $2,671,292 for the same period in 2000, or a decrease of approximately $101,000. This decrease includes a reduction in legal and professional fees of approximately $490,000 primarily from lower expenses incurred to assist with investor relations and investment banking. Compensation expense was down approximately $56,000 in the same nine month period but was offset by increased contract labor incurred in the development of our interactive digital video system and increased consulting expense incurred in the development of an updated version of the T 6000 set top box and by increases in insurance and telephone and other utility expenses.

                  Interest Expenses

         Interest expense for the first nine months of 2001 was $258,561 as compared to $838,146 for the same period in 2000. Of these amounts, $147,846 and $670,080 in 2001 and 2000, respectively, are non-cash expenses related to the beneficial conversion features of certain debentures and account for a significant portion of the reduction between the two periods. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that the discount resulting from recording a beneficial conversion feature is to amortized from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs. As a result, the beneficial conversion feature of the convertible debentures issued after November 2000 are being amortized over the life of the debentures, in most cases 60 months, versus an approximately 3 month period generally used prior to the issuance of this pronouncement.

                  Equity Warrant Income

         Effective June 30, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle. In the three months ended September 30, 2001, an additional mark-to-market adjustment of $182,637 was recorded as income on equity warrant liability for those contracts that existed as of September 20, 2000.

                  Net Loss From Continuing Operations

         As a result of the above factors, net loss from continuing operations for the nine months ended September 30, 2001, was $1,635,884 compared to $4,200,044 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of financing since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand as of September 30, 2001 of $143,290. Our cash position continues to be uncertain. Our primary need for cash is to fund our operations until such time that the sale of our products generates enough revenue to fund operations, if at all. In addition, we have a judgment of $136,435 against us to Merrill Corporation for non-payment of printing fees. We also owe $150,000, plus interest on two unsecured promissory notes. On October 31, 2001, Celerity received a letter from nCUBE alleging that Celerity owes nCUBE $174,000 for products manufactured by nCUBE. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our operations and to satisfy the above obligations. Other than the Equity Line of Credit, we do not have any commitments for funding.

         In the first nine months of 2001, we received gross proceeds from the first Line of Credit Agreement of $3,986,000, $950,000 on the private placement of 95 shares of our Series B Convertible Preferred Stock and warrants, and $30,000 from the issuance of common stock. We are looking at several other options in terms of relieving our cash shortage. We are continuing to seek to arrange financing, including possible strategic investment or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have granted a security interest in our personal property to our former legal counsel. Such security interest may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

         As of September 30, 2001, we have an accumulated deficit of $31,502,652. We expect to incur operating losses for the indefinite future as we continue to develop our technology and until we achieve some sales success. Since January 1, 2001, we have received new orders to install and operate end-to-end interactive video systems in 3 multi-family developments with a total of 749 units in Texas and Arizona. Our ability to fulfill these orders is contingent upon funding the investment in the equipment required to operate these systems. We also have received orders for the sale of our Digital Education System to two Ohio school systems, one of which was shipped in the third quarter of 2001 and for the sale of two systems to be installed in separate condominium projects in Alabama.. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         As of September 30, 2001 we had negative net working capital of approximately $388,000. We had no significant capital spending or purchase commitments at September 30, 2001 other than certain facility leases and inventory component purchase commitments required in the ordinary course of our business.

         The Company entered into a Line of Credit Agreement that expires on December 31, 2001, under which a maximum amount of $10,000,000 of debentures would have been issued. As of September 30, 2001, the Company had drawn $4,981,000 under the Line of Credit.

         On June 14, 2001, the Company entered into a new Equity Line of Credit Agreement pursuant to which the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 3 lowest closing bid prices on the Over-the Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by the Investor, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. Celerity may request an advance every ten trading days. A consulting fee of 10% of each advance will be paid to the agent upon closing each of the sales under this agreement. The agent received warrants to purchase 3,500,000 shares of common stock at an exercise price of $0.10 The $1,364,000 fair value of these warrants was recorded as a cost of the transaction. These warrants expire in June 2006.

         In October 2001, we issued $665,000 of convertible debentures, from which we received net proceeds of approximately $400,000. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price equal to 75% of the average closing bid price of Celerity's common stock for the 5 days prior to conversion. At Celerity's option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder. Celerity paid consulting fees of $278,565 to Yorkville Advisors Management, LLC in connection with this offering. Also in October, we sold 6 shares of Series C Preferred Stock for $60,000 in cash. Each share of Series C Preferred Stock is convertible into 250,000 shares of common stock at the holder's discretion.

         In September 2001, Celerity issued warrants to Internet Finance to purchase 500,000 shares of Celerity common stock. One-half of these warrants have an exercise price of $0.15 per share and one-half have an exercise price of $0.25 per share. In addition, Celerity is obligated to issue to Internet Finance warrants to purchase additional shares of common stock if Celerity is successful in obtaining financing arranged by Internet Finance. For each $500,000 of capital received by Celerity, Internet Capital will receive warrants to purchase 250,000 shares of common stock at $0.15 per share. Internet Finance will also receive cash compensation of 2.5% of all funds received by Celerity under the contract.

         In August 2001, we issued $1,586,000 of convertible debentures, from which we received net proceeds of approximately $889,000. Celerity paid consulting fees of $680,000 to Yorkville Advisors Management, LLC in connection with this offering. Celerity issued a warrant to Yorkville Advisors to purchase 2,500,000 shares of common stock at $0.10 per share. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price equal to 75% of the average closing bid price of Celerity's common stock for the 5 days prior to conversion. At Celerity's option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder.

         In July 2001, we issued 2,400,000 shares of common stock to Artesian Direct for its commitment to purchase $10 million of Celerity's products or to provide $10 million of financing. These shares were valued at $0.17 per share on the date of issuance or $408,000. This amount will be amortized as a cost of the related sale or financing. Ed Kidston, a member of our Board of Directors, owns 30% of the outstanding capital stock of Artesian Direct.

         We have no existing bank lines of credit.

BUSINESS RISK FACTORS

         WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have historically lost money. In the nine months ended September 30, 2001 and year ended December 31, 2000, we sustained losses from continuing operations of $1.6 million and $5.3 million, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

         WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

         THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

         The report of our independent accountants on our December 31, 2000 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         WE INADVERTENTLY FAILED TO FILE POST-EFFECTIVE AMENDMENTS TO INCREASE THE NUMBER OF REGISTERED SHARES OF COMMON STOCK AVAILABLE FOR SALE IN CONNECTION WITH TWO EARLIER FILED REGISTRATION STATEMENTS, WHICH MAY RESULT IN LIABILITY FOR VIOLATIONS OF SECURITIES LAWS

         Celerity filed a Registration Statement on Form S-3 on April 6, 2000 and a Registration Statement on Form SB-2 on October 5, 2000. Subsequently, the SEC declared both Registration Statements effective. The Registration Statement on Form S-3 purported to register 2,321,511 shares of common stock on behalf of selling shareholders. All of these shares were to be issued to the selling shareholders upon exercise or conversion of outstanding warrants and debentures. Due to a decline in Celerity's stock price, Celerity actually issued 19,521,126 shares of common stock upon exercise and conversion, or 17,199,615 shares of common stock in excess of that which was registered.

         The Registration Statement on Form SB-2 purported to register 4,646,548 shares of common stock on behalf of selling shareholders. Of that total, 1,131,000 shares of common stock were to be issued to selling shareholders upon conversion of outstanding indebtedness. Due to a decline in Celerity's stock price, Celerity actually issued 11,292,833 shares of common stock upon conversion, or 10,432,548 shares of common stock in excess of that which was registered.

         Celerity believes that all of the shares issued upon exercise or conversion have been sold in the public market. Pursuant to Rule 462 promulgated under the Securities Act of 1933, Celerity was required to file Post-Effective Amendments to these Registration Statements registering the additional shares of common stock issued in excess of that which was originally registered. These Post-Effective Amendments were to be filed prior to the sale of such shares by the selling shareholders. Celerity's inadvertent failure to file these Post-Effective Amendments may expose Celerity to potential liability for a violation of Section 5 or other sections of the Securities Act. Such liability may include rescission rights (I.E., obligating Celerity to repurchase any shares issued in excess of that which was registered).

         EFFECT  OF  PREVIOUSLY   ISSUED   OPTIONS,   WARRANTS  AND  CONVERTIBLE
         DEBENTURES

         As of September 30, 2001, options to purchase an aggregate of 64,500 shares of common stock were outstanding under our 1995 stock option plan. These options are exercisable at prices ranging from $0.160 to $0.910 per share. In addition, options to purchase an aggregate of 184,983 shares of common stock are outstanding under our 1997 stock option plan. These options are exercisable at prices ranging from $0.160 to $2.938 per share, although a majority of such options are exercisable at $0.688 per share. We also have options to purchase 3,596,000 shares of common stock outstanding under our 2001 Stock Option Plan. These options are exercisable at $0.075 per share. We also have additional outstanding options and warrants to purchase approximately 12,458,014 shares of common stock. The exercise price of certain warrants may be lower since the holders of such warrants have certain anti-dilution rights, although we have not made any adjustments.

         The foregoing is in addition to shares which are issuable upon conversion of certain convertible debentures. Based on the market price of the common stock on September 30, 2001, 101,933,333 shares would have been issuable upon conversion of the convertible debentures and Series B preferred stock outstanding as of such date, of which the debentures are convertible at a 25% discount to the market price of the common stock and the Series B is convertible at a fixed price of $0.025 per share.

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

         OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Historically, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

         OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         o     With a price of less than $5.00 per share;

         o     That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

         WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE EQUITY LINE OF CREDIT WHEN NEEDED

         We are dependent on external financing to fund our operations. Our financing needs are expected to be provided from the Equity Line of Credit, in large part. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price and volume of our common stock. As the price and volume decline, then the amount of financing available under the Equity Line of Credit will decline.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There is no pending litigation against Celerity, other than a claim for non-payment of printing expenses. The action was brought on January 30, 2001 and is pending before Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill Corporation, has sued the Company for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain costs. On October 15, 2001, Merrill Corporation obtained a judgment for $136,435 against the Company. The Company intends to seek to vacate this judgment, although no assurances can be given that its efforts will be successful.

         On October 27, 2001, the Company defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. The Company is seeking to make arrangements with these note holders. In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.

         On October 31, 2001, Celerity received a letter notifying it of an alleged breach of its agreement with nCUBE. The alleged breach is for failing to pay nCUBE $174,000 for products manufactured according to the letter, if Celerity fails to pay these amounts by November 30, 2001, then nCUBE intends to terminate the agreement and possibly seek legal remedies against Celerity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a), (b) and (d)  None.

         (c)               SALES OF UNREGISTERED SECURITIES.

         In November 2001, we granted options to purchase 3,596,000 shares of common stock to employees and consultants under our 2001 Stock Option Plan. All options had an exercise price of $0.075 per share and terminate 10 years after issuance.

         In October 2001, we issued $665,000 of convertible debentures, from which we received net proceeds of approximately $400,000. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price equal to 75% of the average closing bid price of Celerity's common stock for the 5 days prior to conversion. At Celerity's option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder. Celerity paid consulting fees of $278,565 to Yorkville Advisors Management, LLC in connection with this offering. Also in October, we sold 6 shares of Series C Preferred Stock for $60,000 in cash. Each share of Series C Preferred Stock is convertible into 250,000 shares of common stock at the holder's discretion.

         In September 2001, Celerity issued warrants to Internet Finance to purchase 500,000 shares of Celerity common stock. One-half of these warrants have an exercise price of $0.15 per share and one-half have an exercise price of $0.25 per share. In addition, Celerity is obligated to issue to Internet Finance warrants to purchase additional shares of common stock if Celerity is successful in obtaining financing arranged by Internet Finance. For each $500,000 of capital received by Celerity, Internet Capital will receive warrants to purchase 250,000 shares of common stock at $0.15 per share. Internet Finance will also receive cash compensation of 2.5% of all funds received by Celerity under the contract.

         In August 2001, we issued $1,586,000 of convertible debentures, from which we received net proceeds of approximately $889,000. Celerity paid consulting fees of $680,000 to Yorkville Advisors Management, LLC in connection with this offering. Celerity issued a warrant to Yorkville Advisors to purchase 2,500,000 shares of common stock at $0.10 per share. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price equal to 75% of the average closing bid price of Celerity's common stock for the 5 days prior to conversion. At Celerity's option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder.

         In July 2001, we issued 2,400,000 shares of common stock to Artesian Direct for its commitment to purchase $10 million of Celerity's products or to provide $10 million of financing. These shares were valued at $0.17 per share on the date of issuance or $408,000. This amount will be amortized as a cost of the related sale or financing. Ed Kidston, a member of our Board of Directors, owns 30% of the outstanding capital stock of Artesian Direct.

         On June 14, 2001, the Company entered into a new Equity Line of Credit Agreement pursuant to which the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 3 lowest closing bid prices on the Over-the Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by the Investor, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. Celerity may request an advance every ten trading days. A consulting fee of 10% of each advance will be paid to the agent upon closing each of the sales under this agreement. The agent received warrants to purchase 3,500,000 shares of common stock at an exercise price of $0.10 The $1,364,000 fair value of these warrants was recorded as a cost of the transaction. These warrants expire in June 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  On October 27, 2001, the Company defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. Celerity is seeking to make arrangements with these note holders.

         On October 31, 2001, Celerity received a letter notifying it of an alleged breach of its agreement with nCUBE. The alleged breach is for failing to pay nCUBE $174,000 for products manufactured according to the letter, if Celerity fails to pay these amounts by November 30, 2001, then nCUBE intends to terminate the agreement and possibly seek legal remedies against Celerity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company held an annual meeting of its shareholders on August 23, 2001. At the annual meeting, the shareholders voted to (i) elect the board of directors and (ii) amend the Company's Certificate of Incorporation to increase the authorized capital stock of the Company from 50,000,000 shares of common stock to 250,000,000 shares of common stock. The directors elected at the meeting were: Kenneth D. Van Meter, Fenton Scruggs, Bruce Thompson, Edward Kidston and David Hultquist.

                  At  the  annual  meeting,  the  shareholders   re-elected  the
following directors named in the following table by the vote set forth in such table.

        NAME:                                FOR:              AGAINST:          ABSTAIN:
        Kenneth D. Van Meter             79,845,898             96,370              --

        Fenton Scruggs                   79,845,898             96,370              --

        Bruce Thompson                   79,845,898             96,370              --

        Edward Kidston                   79,816,398            125,870              --

        David Hultquist                  79,846,898             95,370              --

                  At the annual meeting, the shareholders also approved the following matters by the vote set forth in such table.

    MATTER:                                    FOR:               AGAINST:            ABSTAIN:
    Increase Authorize Capital Stock        79,189,936            1,766,529            103,580

ITEM 5.  OTHER INFORMATION.

                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------
3.1          Certificate of Incorporation of Celerity Systems, Inc.       Incorporated by reference to Exhibit 3.1 to the
                                                                          Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

3.2          By laws of Celerity Systems, Inc.                            Incorporated by reference to Exhibit 3.2 to the
                                                                          Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

3.3          Certificate of Designation of Series C Preferred Stock       Provided herewith

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

4.8          Form of 1995 Warrant                                         Incorporated by reference to Exhibit 4.8 to the
                                                                          Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

4.9          Letter Agreement dated July 15, 1997, between Celerity and   Incorporated by reference to Exhibit 4.9 to the
             Mahmoud Youssefi, including exhibits                         Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

4.10         Letter Agreement, dated July 11, 1997, between Celerity      Incorporated by reference to Exhibit 4.10 to the
             and Dr. Fenton Scruggs                                       Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

4.11         Form of 9% Convertible Debenture                             Incorporated by reference to Exhibit 4.11 to Amendment
                                                                          No. 1 to Form 10-KSB for the year ended December 31, 1998
                                                                          filed with the SEC on April 30, 1999




EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------

4.12         Form of 7% Promissory Note                                   Incorporated by reference to Exhibit 4.12 to Amendment
                                                                          No. 1 to Form 10-KSB for the year ended December 31, 1998
                                                                          filed with the SEC on April 30, 1999

4.13         Form of Registration Rights Agreement, between Celerity      Incorporated by reference to Exhibit 4.13 to Amendment
             and each of RNI Limited Partnership, First Empire            No. 1 to Form 10-KSB for the year ended December 31, 1998
             Corporation, Greg A. Tucker and Michael Kesselbrenner        as filed with the SEC on April 30, 1999

4.14         Form of Warrant issued April 27, 1999                        Incorporated by reference to Exhibit 4.2 to the
                                                                          Registration Statement on S-3 filed with the SEC on June
                                                                          18, 1999

4.15         Shareholders Agreement, dated August 10, 1999, between       Incorporated by reference to Exhibit 99.2 to the Form 8-K
             Celerity Systems, Inc., FutureTrak Merger Corp. and          filed with the SEC on September 14, 1999
             certain parties listed therein

4.16         Registration Rights Agreement, dated September 30, 1999,     Incorporated by reference to Exhibit 99.2 to the Form 8-K
             between Celerity and GMF Holdings                            filed with the SEC on October 8, 1999

4.17         Form of Debenture in connection with Line of Credit          Incorporated by reference to Exhibit 99.4 to the Form 8-K
             Agreement, dated September 30, 1999                          filed with the SEC on October 8, 1999

4.18         Form of Warrant issued September 30, 1999                    Incorporated by reference to Exhibit 4.10 to the
                                                                          Registration Statement on S-3 filed with the SEC on
                                                                          February 15, 2000

4.19         Form of 4% Convertible Debenture due 2002 between Celerity   Incorporated by reference to Exhibit 4.2 to the
             and each of John Bridges, John Faure, Loni Spurkeland,       Registration Statement on S-3 filed with the SEC on
             Robert Dettle, Michael Genta, Lennart Dallgren               February 15, 2000

4.20         Form of 8% Convertible Debenture due 2002 between Celerity   Incorporated by reference to Exhibit 4.3 to the
             and each of Richard T. Garrett, W. David McCoy, Dominick     Registration Statement on S-3 filed with the SEC on
             Chirarisi, Gilda R. Chirarisi, Joseph C. Cardella, Carl      February 15, 2000
             Hoehner

4.21         Form of 8% Convertible Debenture due 2003 between Celerity   Incorporated by reference to Exhibit 4.4 to the
             and John Bolliger                                            Registration Statement on S-3 filed with the SEC on
                                                                          February 15, 2000

4.22         Form of Registration Rights Agreement, between Celerity      Incorporated by reference to Exhibit 4.6 to the
             and each of John Bridges, John Faure, Loni Spurkeland,       Registration Statement on S-3 filed with the SEC on
             Robert Dettle, Michael Genta, Lennart Dallgren               February 15, 2000

4.23         Form of Registration Rights Agreement, between Celerity      Incorporated by reference to Exhibit 4.7 to the
             and each of Richard T. Garrett, W. David McCoy, Dominick     Registration Statement on S-3 filed with the SEC on
             Chirarisi, Gilda R. Chirarisi, Joseph C. Cardella, Carl      February 15, 2000
             Hoehner

4.24         Form of Registration Rights Agreement, between Celerity      Incorporated by reference to Exhibit 4.8 to the
             and John Bolliger                                            Registration Statement on S-3 filed with the SEC on
                                                                          February 15, 2000

4.25         Form of 8% Convertible Debenture due 2003 between Celerity   Incorporated by reference to Exhibit 99.7 to the Form 8-K
             and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M   filed with the SEC on March 23, 2000
             Industry, Inc., Michael Dahlquist, Denise and Vernon Koto
             and Rance Merkel




EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------

4.26         Form of Registration Rights Agreement, between Celerity      Incorporated by reference to Exhibit 99.8 to the Form 8-K
             and each of Sui Wa Chau, Qinu Guan, Peter Chenan Chen, K&M   filed with the SEC on March 23, 2000
             Industry, Inc., Michael Dahlquist, Denise and Vernon Koto
             and Rance Merkel

4.27         Securities Purchase Agreement, dated August 31, 2000,        Incorporated by reference to Exhibit 99.1 to the Form 8-K
             between Celerity and the Investors specified therein         filed with the SEC on September 5, 2000

4.28         Registration Rights Agreement, dated August 31, 2000,        Incorporated by reference to Exhibit 99.2 to the Form 8-K
             between Celerity and the Investors specified therein         filed with the SEC on September 5, 2000

4.29         Form of Warrant issued March 31, 2000                        Incorporated by reference to Exhibit 99.3 to the Form 8-K
                                                                          filed with the SEC on April 5, 2000

10.1         Employment Agreement, dated January 7, 1997, as amended,     Incorporated by reference to Exhibit 10.1 to Amendment
             between Celerity and Kenneth D. Van Meter                    No. 1 to Registration Statement on SB-2 filed with the
                                                                          SEC on October 8, 1997

10.2         Employment, Non-Solicitation, Confidentiality and            Incorporated by reference to Exhibit 10.2 to the
             Non-Competition Agreement, dated as of May 1, 1996,          Registration Statement on SB-2 filed with the SEC on
             between Celerity and Glenn West                              August 13, 1997

10.3         Termination Agreement, dated as of April 5, 1997, between    Incorporated by reference to Exhibit 10.3 to the
             Celerity and Mahmoud Youssefi                                Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

10.4         [Reserved]

10.5         Letter Agreement, dated March 13, 1997, between Celerity     Incorporated by reference to Exhibit 10.5 to Amendment
             and William Chambers                                         No. 1 to Registration Statement on SB-2 filed with the
                                                                          SEC on October 8, 1997

10.6         Letter Agreement, dated July 24, 1997, between Celerity      Incorporated by reference to Exhibit 10.6 to Amendment
             and Mark. C. Cromwell                                        No. 1 to Registration Statement on SB-2 filed with the
                                                                          SEC on October 8, 1997

10.7         Exclusive OEM/Distribution Agreement, dated March 10,        Incorporated by reference to Exhibit 10.7 to the
             1995, between Celerity and InterSystem Multimedia, Inc.      Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

10.8         Purchase Order Agreement, dated June 26, 1995, between       Incorporated by reference to Exhibit 10.8 to the
             Tadiran Telecommunications Ltd. and Celerity                 Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

10.9         License Agreement, dated as of September 26, 1996, between   Incorporated by reference to Exhibit 10.9 to the
             Celerity and En Kay Telecom Co., Ltd.                        Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

10.10        License Agreement, dated as of February 21, 1997, between    Incorporated by reference to Exhibit 10.10 to the
             Celerity and En Kay Telecom Co., Ltd.                        Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

10.11        Remarketer Agreement, dated as of June 15, 1997, between     Incorporated by reference to Exhibit 10.11 to the
             Celerity and Minerva Systems, Inc.                           Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

10.12        Memorandum of Understanding, dated April 25, 1996, between   Incorporated by reference to Exhibit 10.12 to the
             Integrated Network Corporation and Celerity                  Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997




EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------

10.13        Letter of Agreement, dated March 31, 1993, between           Incorporated by reference to Exhibit 10.13 to the
             Celerity and Herzog, Heine & Geduld, Inc. and Development    Registration Statement on SB-2 filed with the SEC on
             Agreement attached thereto                                   August 13, 1997

10.14        Subcontract Agreement, dated June 26, 1997, between Unisys   Incorporated by reference to Exhibit 10.14 to the
             Corporation and Celerity                                     Registration Statement on SB-2 filed with the SEC on
                                                                          August 13, 1997

10.15        Lease Agreement for Crossroad Commons, dated November 25,    Incorporated by reference to Exhibit 10.15 to Amendment
             1996, as amended, between Lincoln Investment Management,     No. 1 to Registration Statement on SB-2 filed with the
             Inc., as attorney in fact for the Lincoln National Life      SEC on October 8, 1997
             Insurance Company, and Celerity

10.16        Lease Agreement, dated November 25, 1997, between            Incorporated by reference to Exhibit 10.16 to the Form
             Centerpoint Plaza, L.P. and Celerity                         10-KSB for the year ended December 31, 1997 filed with
                                                                          the SEC on March 31, 1998

10.17        Letter Agreement, dated October 3, 1997, between Dennis      Incorporated by reference to Exhibit 10.17 to the Form
             Smith and Celerity                                           10-KSB for the year ended December 31, 1997 filed with
                                                                          the SEC on March 31, 1998

10.18        Letter Agreement, dated January 8, 1998, between James       Incorporated by reference to Exhibit 10.18 to the Form
             Fultz and Celerity                                           10-KSB for the year ended December 31, 1997 filed with
                                                                          the SEC on March 31, 1999

10.19        Amendment to Employment, Non-Solicitation, Confidentiality   Incorporated by reference to Exhibit 10.19 to the Form
             and Non-Competition Agreement, dated January 1, 1999,        10-KSB for the year ended December 31, 1997 filed with
             between Celerity and Glenn West                              the SEC on April 30, 1998

10.20        Form of Subscription Agreement, between Celerity and each    Incorporated by reference to Exhibit 10.20 to Amendment
             of RNI Limited Partnership, First Empire Corporation, Greg   No. 1 to Form 10-KSB for the year ended December 31, 1998
             A. Tucker and Michael Kesselbrenner                          filed with the SEC on April 30, 1999

10.21        Form of Subscription Agreement, between Celerity and each    Incorporated by reference to Exhibit 10.21 to Amendment
             of Donald Alexander, Leo Abbe, Centerpoint Plaza, L.P.,      No. 1 to Form 10-KSB for the year ended December 31, 1998
             William Chambers, Fenton Scruggs, Dennis Smith, Kenneth      filed with the SEC on April 30, 1999
             Van Meter, George Semb and Rodney Conard

10.22        Form of Royalty Agreement, between Celerity and each of      Incorporated by reference to Exhibit 10.22 to Amendment
             Donald Alexander, Leo Abbe, Centerpoint Plaza, LP, William   No. 1 to Form 10-KSB for the year ended December 31, 1998
             Chambers, Fenton Scruggs, Dennis Smith, Kenneth Van Meter,   filed with the SEC on April 30, 1999
             George Semb and Rodney Conard

10.23        Agreement and Plan of Merger, dated August 10, 1999,         Incorporated by reference to Exhibit 99.1 to the Form 8-K
             between Celerity Systems, Inc., FutureTrak Merger Corp.      filed with the SEC on September 14, 1999
             and FutureTrak International, Inc.

10.24        Line of Credit Agreement, dated September 30, 1999,          Incorporated by reference to Exhibit 99.1 to the Form 8-K
             between GMF Holdings, May Davis Group and Celerity           filed with the SEC on October 8, 1999

10.25        Termination Agreement, dated December 7, 1999, between       Incorporated by reference to Exhibit 99.1 to the Form 8-K
             Celerity, FutureTrak Merger Corp. and FutureTrak             filed with the SEC on December 8, 1999
             International, Inc.




EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------

10.26        Manufacturing Agreement, dated November 30, 1999, between    Incorporated by reference to Exhibit 99.2 to the Form 8-K
             Celerity, Primax Electronics, Ltd and Global Business        filed with the SEC on January 5, 2000
             Group, Ltd.

10.27        Lease, dated December 17, 1999, between Andy Charles         Incorporated by reference to Exhibit 99.1 to the Form 8-K
             Johnson, Raymond Perry Johnson, Tommy F. Griffin. and        filed with the SEC on January 5, 2000
             Celerity

10.28        Amendment to the Line of Credit Agreement between Celerity   Incorporated by reference to Exhibit 10.28 to the
             and GMF Holdings, Inc. dated October 16, 2000                Registration Statement on SB-2 filed with the SEC on
                                                                          October 27, 2000

10.29        Purchase Agreement, dated June 22, 2000, between Celerity    Incorporated by reference to Exhibit 99.2 to the Form 8-K
             and WIT Technologies Inc.                                    filed with the SEC on July 11, 2000

10.30        Manufacturing Service Agreement, dated January 4, 2001,      Incorporated by reference to Exhibit 99.1 to the
             between Celerity and Nextek, Inc.                            Registration Statement on SB-2 filed with the SEC on
                                                                          December 27, 2000

10.31        Broadband Services Agreement, dated January 4, 2001,         Incorporated by reference to Exhibit 99.2 to the Form 8-K
             between Celerity and DeserScape L.P.                         filed with the SEC on January 10, 2001

10.32        Cooperative Marketing Agreement, dated January 4, 2001,      Incorporated by reference to Exhibit 99.3 to the Form 8-K
             between Celerity and In4Structures LLC                       filed with the SEC on January 10, 2001

10.33        Equity Line of Credit Agreement dated as of June 14, 2001    Incorporated by reference to Exhibit 10.33 to the
             between Celerity Systems, Inc. and Cornell Capital           Registration Statement on Form SB-2 filed with the SEC on
             Partners, L.P.                                               October 17, 2001

10.34        Registration Rights Agreement dated as of June 14, 2001      Incorporated by reference to Exhibit 10.34 to the
             between Celerity Systems, Inc. and Cornell Capital           Registration Statement on Form SB-2 filed with the SEC on
             Partners, L.P.                                               October 17, 2001

10.35        Consulting Services Agreement dated as of June 14, 2001      Incorporated by reference to Exhibit 10.35 to the
             between Celerity Systems, Inc. and Cornell Capital           Registration Statement on Form SB-2 filed with the SEC on
             Partners, L.P.                                               October 17, 2001

10.36        Escrow Agreement dated as of June 14, 2001 among Celerity    Incorporated by reference to Exhibit 10.36 to the
             Systems, Inc. Meir Levin and Cornell Capital Partners, L.P.  Registration Statement on Form SB-2 filed with the SEC on
                                                                          October 17, 2001

10.37        Warrant to purchase 2,500,000 shares of common stock dated   Incorporated by reference to Exhibit 10.37 to the
             as of June 14, 2001 given by Celerity Systems to Cornell     Registration Statement on Form SB-2 filed with the SEC on
             Capital Partners, L.P.                                       October 17, 2001

10.38        Warrant to purchase 3,500,000 shares of common stock dated   Incorporated by reference to Exhibit 10.38 to the
             as of August, 2001 given by Celerity Systems to Cornell      Registration Statement on Form SB-2 filed with the SEC on
             Capital Partners, L.P.                                       October 17, 2001

10.39        Letter Agreement dated August, 2001 between Celerity         Incorporated by reference to Exhibit 10.39 to the
             Systems and Yorkville Advisors Management, LLC               Registration Statement on Form SB-2 filed with the SEC on
                                                                          October 17, 2001

10.40        Consulting Services Agreement dated as of August, 2001       Incorporated by reference to Exhibit 10.40 to the
             between Celerity Systems, Inc. and Yorkville Advisors, LLC.  Registration Statement on Form SB-2 filed with the SEC on
                                                                          October 17, 2001

10.41        Letter Agreement dated as of September, 2001 between         Incorporated by reference to Exhibit 10.41 to the
             Celerity Systems, Inc. and Yorkville Advisors, LLC.          Registration Statement on Form SB-2 filed with the SEC on
                                                                          October 17, 2001




EXHIBIT NO.  DESCRIPTION                                                  LOCATION
-----------  -----------                                                  --------

10.42        Consulting Services Agreement dated as of September, 2001    Incorporated by reference to Exhibit 10.42 to the
             between Celerity Systems, Inc. and Yorkville Advisors, LLC.  Registration Statement on Form SB-2 filed with the SEC on
                                                                          October 17, 2001

10.43        Advisory Agreement dated September 6, 2001 between           Incorporated by reference to Exhibit 10.43 to the
             Celerity Systems, Inc. and Internet Finance International    Registration Statement on Form SB-2 filed with the SEC on
             Corporation                                                  October 17, 2001

10.44        Financing Agreement dated as of August, 2001 between         Incorporated by reference to Exhibit 10.44 to the
             Celerity Systems, Inc. and Artesian Direct Holdings          Registration Statement on Form SB-2 filed with the SEC on
             Corporation                                                  October 17, 2001

10.45        Partial Guaranty Agreement dated August, 2001 given by Ed    Incorporated by reference to Exhibit 10.45 to the
             Kidston to Celerity Systems, Inc.                            Registration Statement on Form SB-2 filed with the SEC on
                                                                          October 17, 2001

         (b)      REPORTS ON FORM 8-K.

                  Not applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 19, 2001                    CELERITY SYSTEMS, INC.

                                              By: /s/ Kenneth D. Van Meter
                                                  ------------------------------
                                                      Kenneth D. Van Meter