Form 10QSB/A
period 2001-03-31
CELERITY SYSTEMS INC
filed 2002-02-07
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       AMENDMENT NO. 1 TO THE FORM 10-QSB


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

CELERITY SYSTEMS, INC.
 Balance Sheets

                                                                        March 31, 2001
                                                                         (unaudited)    December 31, 2000
                                                                      ------------------------------------
 Assets

    Cash                                                                  $    1,255,485     $     10,366
    Accounts receivable                                                            1,000                -
    Inventory, net                                                             1,058,662          400,157
                                                                      ------------------------------------
         Total current assets                                                  2,315,147          410,523

 Property and equipment, net                                                     333,967          100,375
 Debt offering costs, net of accumulated amortization of $15,000
   and $257,263, respectively                                                    143,239           41,215
 Other assets                                                                     45,810           56,930
                                                                      ------------------------------------
      Total assets                                                        $    2,838,163     $    609,043
                                                                      ====================================

 Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

 Accounts payable                                                         $    1,018,466     $    684,103
 Accrued wages and related taxes                                                 163,268          187,642
 Accrued interest                                                                137,256          151,499
 Other accrued liabilities                                                       192,114          176,925
 Notes payable                                                                   100,309           92,943
 Current maturities of long-term debt and capital lease obligations              570,000          570,000
                                                                      ------------------------------------
      Total current liabilities                                                2,181,413        1,863,112
 Long-term debt and capital lease obligations, less current
maturities                                                                     1,035,472          530,425

 Commitments and contingencies (Notes 7 and 8)                                         -                -

 Series A redeemable convertible preferred stock, $.01 par value; authorized
      50 shares; 0 and 13.715 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively                               -          168,357
 Series B redeemable convertible preferred stock, $.01 par value; authorized
      100 shares; 79.5333 and 0 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively                          30,628                -

 Common stock, $.001 par value, 50,000,000 shares authorized,
     49,858,464 issued and 49,521,100 outstanding, and 24,640,649 issued and 24,303,285 outstanding at March 31, 2001
      and December 31, 2000, respectively                                         49,858           24,641
 Additional paid-in capital                                                   32,679,324       30,407,547
 Treasury stock, at cost, 337,364 shares at March 31, 2001 and
      December 31, 2000                                                        (227,500)        (227,500)
 Accumulated deficit                                                        (32,911,032)     (32,157,539)
                                                                      ------------------------------------

      Total liabilities, redeemable preferred stock and
       stockholders' deficit                                              $    2,838,163     $    609,043
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


TITLE 1Q01

CELERITY SYSTEMS, INC.
Condensed Statement of Stockholders' Equity
Unaudited

                                                                           Shares of          Coommon            Additional
                                                                          Common Stock         Stock          Paid-In Capital


Balances, December 31, 2000                                                24,640,649       $  24,641          $ 30,407,547

Issuance of common stock                                                    1,000,000           1,000                29,000
Issuance of convertible debentures with beneficial
        conversion feature                                                                                          729,524
Issuance of convertible preferred stock with beneficial
        conversion feature                                                                                          730,959
Issuance of common stock as payment of certain consulting
        and directors' fees, payroll and accounts payable items               200,946             200                22,916
Conversion of convertible debentures to shares of common stock             24,016,868          24,017               731,932
Accretion of preferred stock to liquidation value                                                                    27,446
Amortization of beneficial conversion feature of redeemable
        convertible preferred stock                                                                                       -
Net loss

                                                                       ------------------   ----------------   --------------------
Balances, March 31, 2001                                                   49,858,463       $   49,858         $ 32,679,324
                                                                       ==================   ================   ====================

CELERITY SYSTEMS, INC.
Condensed Statement of Stockholders' Equity
Unaudited

                                                                          Treasury            Accumulated                 Total
                                                                           Stock                Deficit               Stockholders'
                                                                                                                         Deficit

Balances, December 31, 2000                                          $    (227,500)         $ (32,157,539)           $ (1,952,851)

Issuance of common stock                                                                                                   30,000
Issuance of convertible debentures with beneficial
        conversion feature                                                                                                729,524
Issuance of convertible preferred stock with beneficial
        conversion feature                                                                                                730,959
Issuance of common stock as payment of certain consulting
        and directors' fees, payroll and accounts payable items                                                            23,116
Conversion of convertible debentures to shares of common stock                                                            755,949
Accretion of preferred stock to liquidation value                                                  (5,500)                 21,946
Amortization of beneficial conversion feature of redeemable
        convertible preferred stock                                                               (25,128)                (25,128)
Net loss                                                                                         (722,865)               (722,865)

                                                                     ------------------     --------------------     --------------
Balances, March 31, 2001                                             $    (227,500)         $ (32,911,032)           $   (409,350)
                                                                     ==================     ====================     ==============

                                                         3A

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

        The maturities of the Company's long-term debt as of March 31, 2001, are as follows:

               2001                                 $570,000
               2002                                       --
               2003                                       --
               2004                                       --
               2005                                       --
               2006                                1,753,650
                                                   ---------
                                                   2,323,650
 Less debt discount                                 (718,178)
 Less current portion                               (570,000)
                                                   ----------


Total long-term debt and capital
  lease obligations, less current
  maturities                                      $1,035,472
                                                  ===========

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

The total required redemption for the Series B redeemable convertible preferred stock is as follows:

          2001                        $       --
          2002                                --
          2003                           795,333
                                       ---------

  Total required
    redemption for
    the Series B
    redeemable
    convertible
    preferred stock                       $795,333
                                          ========


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

        Interest expense in the first quarter of 2001 was $70,481 as compared to $174,042 in the first quarter of 2000. Of these amounts, $43,853 and $140,047 in 2001 and 2000, respectively, are non-cash expenses related to the beneficial conversion features of certain debentures and account for a significant portion of the reduction between the two periods. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that the discount resulting from recording a beneficial conversion feature is to amortized from the date of issuance to the stated redemption date of the convertible instrument, regardless of when the earliest conversion date occurs. As a result, the beneficial conversion feature of the convertible debentures issued after November 2000 are being amortized over the life of the debentures, in most cases 60 months, versus an approximately 3 month period generally used prior to the issuance of this pronouncement. If full conversion occurs prior to the stated redemption date, then the remaining discount will be immediately recognized as an amortization expense.

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

        As of  March  31,  2001  we had net  working  capital  of  approximately
$147,800. Inventory increased approximately $658,000 from December 31, 2000. This build-up was in response to potential sales. The accounts payable increase of approximately $334,000 from December 31, 2000 was consistent with the increase in inventory. The increase of $224,000 in property and equipment since December 31, 2000 resulted from the installation of an interactive video system at a multiple dwelling unit in Arizona. We had no significant capital spending or purchase commitments at March 31, 2001 other than certain facility leases and inventory component purchase commitments required in the ordinary course of our business.

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

Date:   February 6, 2002                           CELERITY SYSTEMS, INC.

                                                    By: /s/ Kenneth D. Van Meter
                                                         -----------------------
                                                            Kenneth D. Van Meter