Form 10QSB/A
period 2001-09-30
CELERITY SYSTEMS INC
filed 2002-02-07
CIK 1006459

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
 Balance Sheets
                                                                                         September 30, 2001
                                                                                             (unaudited)       December 31, 2000
                                                                                     --------------------------------------------
 Assets
    Cash                                                                                       $     143,290        $     10,366
    Accounts receivable                                                                               88,800                   -
    Inventory, net                                                                                 2,853,637             400,157
                                                                                     --------------------------------------------
         Total current assets                                                                      3,085,727             410,523
 Property and equipment, net                                                                         824,319             100,375
 Debt offering costs, net of accumulated amortization of $260,383
   and $257,263, respectively                                                                      1,480,222              41,215
 Other assets                                                                                         27,060              56,930
                                                                                     --------------------------------------------
      Total assets                                                                            $    5,417,328       $     609,043
                                                                                     ============================================
 Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
 Accounts payable                                                                             $    2,302,489       $     684,103
 Accrued wages and related taxes                                                                      77,022             187,642
 Accrued interest                                                                                     45,762             151,499
 Other accrued liabilities                                                                           442,198             176,925
 Notes payable                                                                                       134,177              92,943
 Equity warrant liability                                                                            322,270                   -
 Current maturities of long-term debt and capital lease obligations                                  150,000             570,000
                                                                                     --------------------------------------------
      Total current liabilities
                                                                                                   3,473,918           1,863,112
 Long-term debt and capital lease obligations, less current maturities                             2,594,887             530,425

 Commitments and contingencies (Notes 7 and 8)

 Series A redeemable convertible  preferred stock, $.01 par value; authorized 50 shares; 0 and 13.715 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively                                               -             168,357
 Series B redeemable convertible preferred stock, $.01 par value; authorized
      100 shares; 95 and 0 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively                                         258,042                   -

 Common stock, $.001 par value, 50,000,000 shares authorized,
     67,945,021 issued and 67,607,657 outstanding, and 24,640,649 issued and 24,303,285 outstanding at September 30, 2001
      and December 31, 2000, respectively                                                             67,623              24,641



 Additional paid-in capital                                                                       31,946,488          30,407,547
 Equity placement fee                                                                             (1,193,478)                  -
 Treasury stock, at cost, 337,364 shares at September 30, 2001                                      (227,500)           (227,500)
      and December 31, 2000
 Accumulated deficit                                                                             (31,502,652)        (32,157,539)
                                                                                     --------------------------------------------

      Total liabilities, redeemable preferred stock and stockholders' deficit                 $    5,417,328       $     609,043
                                                                                     ============================================

The accompanying  notes are an integral part of these unaudited condensed financial statements.

 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited
                                                                        Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
                                                           --------------------------------------------------------------------
                                                                      2001              2000            2001             2000
                                                                      -----             -----           -----            -----
   Revenues                                                      $     87,800         $    --       $   90,200        $     --

   Write down to lower of cost or market                               90,000              --           90 000              --
   Cost of revenues                                                   129,184              --          132,424         685,313
                                                           --------------------------------------------------------------------
           Gross margin                                              (131,384)             --         (132,224)       (685,313)


   Operating expenses                                               1,226,818         774,396        2,570,131       2,671,292
                                                           --------------------------------------------------------------------
           Loss from operations                                    (1,358,202)       (774,396)      (2,702,355)     (3,356,605)
      Interest expense                                                (29,870)        (92,093)        (258,561)       (838,146)
      Income on equity warrant liability (Note 8)                     815,602              --        1,306,652              --

      Other income                                                         --         (14,842)          18,380          (5,293)
                                                           --------------------------------------------------------------------
           Loss from continuing operations                           (572,470)       (881,331)      (1,635,884))    (4,200,044)

      Income on disposal of discontinued CD-ROM segment                    --          (1,218)              --          35,094

  Cumulative effect of change in
    Accounting method (Note 9)                                             --              --        2,598,813              --
                                                           --------------------------------------------------------------------
           Net income (loss)                                         (572,470)       (882,549)         962,929      (4,164,950)
Amortization of beneficial conversion feature and
accretion of redeemable convertible preferred stock
(Note 4)                                                             (163,708)       (357,912)        (308,042)       (357,912)

                                                           --------------------------------------------------------------------
           Net income (loss) applicable to common                 $  (736,178)    $(1,240,461)       $ 654,887    $ (4,522,862)
shareholders
                                                           ====================================================================
   Basic and diluted loss per common share (Note 2):
      Loss from continuing operations                              $    (0.01)      $   (0.10)       $   (0.04)      $   (0.45)

      Discontinued operations                                               -              --               --              --

      Cumulative effect of change in accounting method                      -              --             0.05              --
                                                           --------------------------------------------------------------------
      Net income (loss) per share to common shareholders           $    (0.01)      $   (0.10)        $   0.01       $   (0.45)
                                                           ====================================================================

             The accompanying notes are an integral part of these unaudited condensed financial statements.

CELERITY SYSTEMS, INC.
Condensed Statement of Stockholders' Equity
Unaudited


                                                                                    Shares of            Common        Additional
                                                                                    Common Stock         Stock       Paid-In Capital




Balances, December 31, 2000                                                         24,640,649       $    24,641       $ 30,407,547

Issuance of common stock                                                             1,000,000             1,000             29,000
Issuance of common stock in connection with a purchase or finance
        commitment                                                                   2,400,000             2,400            405,600
Issuance of common stock warrants with the Equity Line of Credit
Issuance of common stock warrants  with convertible debentures                                                              344,951
Issuance of convertible debentures with beneficial conversion feature                                                     1,337,470
Issuance of convertible preferred stock with beneficial conversion feature                                                  909,654
Issuance of common stock as payment of certain consulting and
        directors' fees, payroll and accounts payable items                          1,048,348             1,048            109,854
Conversion of convertible debentures to shares of common stock                      36,533,798            36,534          1,190,726
Conversion of convertible preferred stock to shares of common stock                  2,000,000             2,000             48,000
Amortization of beneficial conversion feature and accretion of
        redeemable convertible preferred stock                                                                               27,446
Reclassification as a result of a change in accounting principle for
        outstanding warrants                                                                                             (2,863,760)
Net income

                                                                                 ---------------    ---------------   --------------
Balances, September 30, 2001                                                        67,622,795       $    67,623       $ 31,946,488
                                                                                 ===============    ===============   ==============

                                                                 4-A

CELERITY SYSTEMS, INC.
Condensed Statement of Stockholders' Equity
Unaudited


                                                                           Equity         Treasury    Accumulated         Total
                                                                        Placement Fee      Stock        Deficit       Stockholders'
                                                                                                                          Deficit



Balances, December 31, 2000                                         $           -      $  (227,500)  $ (32,157,539)   $ (1,952,851)

Issuance of common stock                                                                                                    30,000
Issuance of common stock in connection with a purchase
        or finance commitment                                                                                              408,000
Issuance of common stock warrants with the
        Equity Line of Credit                                          (1,193,478)                                      (1,193,478)
Issuance of common stock warrants with convertible
        debentures                                                                                                         344,951
Issuance of convertible debentures with beneficial
        conversion feature                                                                                               1,337,470
Issuance of convertible preferred stock with beneficial
        conversion feature                                                                                                 909,654
Issuance of common stock as payment of certain consulting
        and directors' fees, payroll and accounts payable items                                                            110,902
Conversion of convertible debentures to shares of common stock                                                           1,227,260
Conversion of convertible preferred stock to shares of
        common stock                                                                                                        50,000
Amortization of beneficial conversion feature and accretion of
        of redeemable convertible preferred stock                                                         (308,042)       (280,596)
Reclassification as a result of a change in accounting
principle for  outstanding warrants                                                                                     (2,863,760)
Net income                                                                                                 962,929         962,929

                                                                    --------------     ------------  ---------------  -------------
Balances, September 30, 2001                                        $  (1,193,478)     $  (227,500)  $ (31,502,652)   $   (909,519)
                                                                    ===============    ============  ===============  =============



                                                                 4-B

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

         The maturities of the Company's long-term debt as of September 30, 2001, are as follows:

         2001                           $  150,000
         2002                                   --
         2003                                   --
         2004                                   --
         2005                                   --
         2006                            3,836,000
                                         ---------
                                         3,986,000
                Less debt discount      (1,241,113)
                Less current portion      (150,000)
                                         ---------
         Total long-term debt and
           caption lease obligations,
           less current maturities      $2,594,887
                                         =========


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

      The total required redemption for the Series B redeemable convertible preferred stock is as follows:

         2001                           $       --
         2002                                   --
         2003                                   --
                                           950,000
                                         ---------
         Total required redemption
           for the Series B redeemable
           convertible preferred stock  $  950,000
                                         =========

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

         In September 2001, Celerity issued warrants to Internet Finance to purchase 500,000 shares of Celerity common stock. These warrants were charged to operations as consulting expenses. The value of the warrants, $49,000, was determined using the Black-Scholes option pricing model with the folllowing assumptions: risk-free interest rate of 4.00%, expected dividends of zero, volatility of 279.34% and expected lives of up to three yeas. One-half of these warrants have an exercise price of $0.15 per share and one-half have an exercise price of $0.25 per share. In addition, Celerity is obligated to issue to Internet Finance warrants to purchase additional shares of common stock if Celerity is successful in obtaining financing arranged by Internet Finance. For each $500,000 of capital received by Celerity, Internet Capital will receive warrants to purchase 250,000 shares of common stock at $0.15 per share. Internet Finance will also receive cash compensation of 2.5% of all funds received by Celerity under the contract.

         In August 2001, we issued $1,586,000 of convertible debentures, from which we received net proceeds of approximately $889,000. Celerity paid consulting fees of $680,000 to Yorkville Advisors Management, LLC in connection with this offering. Celerity issued a warrant to Yorkville Advisors to purchase 2,500,000 shares of common stock at $0.10 per share. The warrants issued to Yorkville Advisors were for consulting fees in conjunction with the issuances of the debentures and are accounted for as a cost of financing to be amortized over the life of the debentures. The value of the warrant, $345,000, was determined using the Black-Scholes option pricing model witht he following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 207.44% and expected lives of up to five years. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price equal to 75% of the average closing bid price of Celerity's common stock for the 5 days prior to conversion. At Celerity's option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder.

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


                  Operating Expenses

         Operating expenses for the three months ending September 30, 2001 were $1,226,818 as compared to $774,396 for the same period in 2000. This increase results primarily from consulting expense incurred in the development of an updated version of the T 6000 set top box and the software to be used in our interactive digital video system (approximately $105,000), increased amortization of the costs related to the issuance of convertible debentures (approximately $312,000) and from increased payroll expenses(approximately $60,000). These increases were partially offset by decreases in state tax expense of approximately $80,000 from that incurred in the same period in 2000.

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

                  Operating Expenses

         Operating expenses for the nine months ending September 30, 2001 were $2,570,131 as compared to $2,671,292 for the same period in 2000, or a decrease of approximately $101,000. This decrease includes a reduction in legal and professional fees of approximately $490,000 primarily from lower expenses incurred to assist with investor relations and investment banking. Compensation expense was down approximately $56,000 in the same nine month period but was offset by increased contract labor incurred in the development of our interactive digital video system and increased consulting expense incurred in the development of an updated version of the T 6000 set top box of approximately $383,000 and by increases in insurance and telephone and other utility expenses of approximately $79,000.

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

         As of September 30, 2001 we had negative net working capital of approximately $388,000. Inventory increased approximately $2,453,480 since December 31, 2000 and is the result of an inventory build-up on response to potential sales. Since no orders have been recieved, the Company has ceased purchasing any material amount of inventory until inventory levels can be reduced. The increase in accounts payable of $1,618,386 from December 31, 2000 corresponds to the increased level of inventory. Accounts payble are expected to remain high until inventory levels can be reduced through sales. The increase of $723,944 in property and equipment since December 31, 2000 resulted from the installation of an interactive video system at a multiple dwelling unit in Arizona. As of September 30, 2001, the property had recently been completed. The Company will be the system operator at the property and hopes to realize revenue from providing services to tenants of the property. We had no significant capital spending or purchase commitments at September 30, 2001 other than certain facility leases and inventory component purchase commitments required in the ordinary course of our business.

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

3.3          Certificate of Designation of Series C Preferred Stock       Incorporated  by  reference  to Exhibit 3.3 to Form 10-QSB for the three months ended  September  30, 2001 filed with the SEC on November 19, 2001.

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