Form 10KSB/A
period 2000-12-31
CELERITY SYSTEMS INC
filed 2002-02-12
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

SUMMARY COMPENSATION TABLE

                                                        LONG TERM COMPENSATION
                                                        ----------------------

                        ANNUAL COMPENSATION             AWARDS
                        -------------------             ------

NAME AND PRINCIPAL      YEAR   SALARY       BONUS       RESTRICTED   SECURITIES   ALL OTHER
POSITION                ----   ------       -----       STOCK        UNDERLYING   COMPENSATION
------------------                                      AWARD(S)     OPTIONS
                                                        --------     -------      ------------
Kenneth D. Van Meter    2000   $278,760(1)    -            -            -               -
Chairman of the Board,  1999   $170,100(2)    -            -            -               -
Chief Executive         1998   $170,100       -                      413,200(3)         -
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

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

NAME                NUMBER OF   VALUE     NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
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

EMPLOYMENT AGREEMENTS

    KENNETH VAN METER. Our employment agreement with Mr. Van Meter, as amended, expired January 20, 2000. Mr. Van Meter is currently employed by us without such an agreement. Pursuant to his prior employment agreement, Mr. Van Meter received an annual base salary of $162,000. The employment agreement provided for the annual review of Mr. Van Meter's salary. In May 2000, our Board of Directors approved an increase to Mr. Van Meter's base salary for 2000 to $225,000 with a potential bonus of 200% of such salary. Retroactive salary increases for 1998 and 1999 were also granted and were paid in shares of common stock in June 2000 ($8,505 raise for 1998, paid as 8,000 shares; $8,930 raise for 1999, paid as 10,338 shares). These shares were valued at the closing price of the common stock on the Board approval date. This issuance was recorded as a compensation expense in the second quarter of 2000.

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

NAME OF BENEFICIAL OWNER(1)    NUMBER OF SHARES         PERCENT OF CLASS(2)
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

    In conjunction with a loan to a third party in mid-1999, Dr. Fenton Scruggs transferred approximately 278,000 tradable shares of Common Stock into an escrow account for our benefit, the loan was repaid on December 1, 1999; Dr. Scruggs' shares were subsequently released from escrow. Dr. Scruggs was issued 55,583 shares of Common Stock (20% of the number of shares he placed into escrow) in January 2000 for the use of such shares. The issuance of these shares resulted in an operating expense of $83,375, valued using the closing price on the date of grant, in the three months added March 31, 2000.

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


EXHIBIT NO. DESCRIPTION
-----------------------

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
                                                                          ===============  ================





 The accompanying notes are an integral part of these financial statements


 CELERITY SYSTEMS, INC.
 Condensed Statement of Stockholders' Equity
 For the years ended December 31, 2001 and 1999
                                                                                                                      Total
                                                        Shares of      Common     Additional    Treasury  Accumulated Stockholders'
                                                        Common Stock   Stock-   Paid-In Capital  Stock     Deficit    Deficit
                                                        ------------   ------   ---------------  -------   ---------- -------------

 Balances, December 31, 1998                            4,748,847      $4,749      $22,626,174 $(227,500) $(21,427,942) $  975,481
 Exercise of employee stock options                        28,800          29            2,851                               2,880
 Issuance of common stock                                 200,000         200           39,800                              40,000
 Issuance of convertible debentures with beneficial
    conversion feature                                                                 375,935                             375,935
 Issuance of common stock warrants                                                     111,605                             111,605
 Conversion of accounts and notes payable to
    common stock                                         438,015          438          379,734                             380,172
 Conversion of convertible debentures to
    share of common stock                                853,859          854          159,146                             160,000
 Net loss                                                      -                                            (5,408,156) (5,408,156)
                                                     -----------    ---------       ----------  ---------   ----------- -----------
 Balances, December 31, 1999                           6,269,521        6,270       23,695,245  (227,500)  (26,836,098) (3,362,083)


 Issuance of common stock                              1,700,000        1,700        1,058,300                           1,060,000
 Issuance of common stock warrants                                                      75,589                              75,589
 Issuance of common stock warrants with                                                202,800                             202,800
 Series A Preferred
 Exercise of common stock warrants                       177,500          178          135,923                             136,101
 Exercise of employee stock options                       87,500           87           51,844                              51,931
 Issuance of convertible debentures with beneficial
      conversion feature                                                               651,104                             651,104
 Issuance of common stock as payment of certain
 consulting and directors' fees, payroll and accounts
 payable items                                           814,255          814          942,440                             943,254
 Conversion of notes, accounts, wages and
 related payroll taxes to shares of common
 stock and warrants to purchase 357,464 shares
 of common stock                                       1,503,738        1,504        1,781,908                           1,783,412
 Conversion of accounts payable to common stock          383,586          384          207,706                             208,090
 Conversion of convertible debentures to
 shares of common stock                                9,009,096        9,009        1,597,599                           1,606,608
 Conversion of convertible preferred stock to
 shares of common stock                                4,695,453        4,695          272,113                             276,808
 Issuance of convertible preferred stock with
 beneficial conversion feature                                                          33,942                 (33,942)          -
 Accretion of preferred stock to liquidation value                                    (298,966)                           (298,966)

 Net loss                                                                                                   (5,287,499) (5,287,499)

                                                     -----------    ---------        ----------  ----------  ----------  ----------
 Balances, December 31, 2000                          24,640,649      $24,641     $30,407,547   $(227,500) (32,157,539)$(1,952,851)
                                                     ===========    =========      ==========   ========== ===========  ===========



The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------

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

               INVENTORY - Inventory is stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Inventory is assessed each quarter for obsolescence and as to a lower of cost of market analysis.

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

               The Company records sales for services upon the completion of training, ratably over the life of any maintenance or support agreement and in the current period for any access or rental fees.

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

8.  COMMON STOCK WARRANTS

               The Company estimates the fair value of each warrant at the grant date using the Black-Scholes option pricing model.

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

        1997 WARRANTS

               In August 1997, the Company issued warrants to purchase 320,000 shares of common stock at $3.00 per share in connection a private placement. The 1998, 1999 and 2000 convertible debenture issuances also triggered the antidilution provisions of the 1997 warrant agreement. An additional 70,240 warrants have been issued and the exercise price has been lowered to $2.46. These warrants expire in August 2001. Pursuant to the terms of the 1996 and 1997 warrants, additional shares were issued and the exercise price of all related warrants was lowered. The total value of the warrants remained constant in each case. Therefore, no accounting entry was required.

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

               In June 1999, the Company received $500,000 in bridge financing. In connection with this placement, the agent received warrants to purchase 100,000 shares of common at $1.50 per share which were repriced to $0.94 per share in April 2000. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, espected dividends of zero, volatility of 188.09% and expected lives of up to three years. The Company recorded loan cost and additional paid in capital for the $16,300 for the fair value of the repricing of these warrants to be amortized over the life of the related debt. These warrants expire in April 2003.



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

        2000 WARRANTS

               In the first half of 2000, the Company issued warrants to purchase 357,464 shares of common stock at prices ranging from $0.744 to $1.625 in connection with a private placement of common stock (Note 9). These warrants expire at various dates between April and June 2003. The fair value of the first half of 2000 warrants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.53%, expected dividends of zero, volatility of 70.19% and expected lives of up to three years.

               In April  2000,  the  Company  received  $195,000  in  short-term financing from an individual who later became a member of the Board of Directors (Note 10). In connection with this note, the individual received a warrant to purchase 125,000 shares of common at $0.20 per share. The Company allocated $59,291 of the net proceeds to the warrants based on their relative fair value by recording debt discount and additional paid in capital. These warrants expire in April 2002. The fair value of the April 2000 warrants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest of 7.00%, expected dividends of zero, volatility of 188.09% and expected lives of up to two years.

               In  August  2000,  the  Company  placed   $410,000  of  series  A
        convertible preferred stock. In connection with this placement, the agent received warrants to purchase 360,000 shares of common stock at $0.70 per share. The $202,800 fair value of these warrants was recorded as a cost of the offering. These warrants expire in August 2002. The fair value of the August 2000 warrants is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 175.95% and expected lives of up to five years.

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


10. NOTES PAYABLE, LONG TERM DEBT AND EQUITY LINE OF CREDIT

        NOTES PAYABLE

               In 1999, the Company's President advanced $27,252 to the Company. This note was non-interest bearing. Also during 1999, $30,000 was advanced from an inventory supplier to fund purchases required for a specific customer order. This note was due, plus interest of $15,000, upon receipt of the funds from the specified customer. Also, bridge financing was obtained in the amount of $500,000. This financing had a term of 120 days and provided for interest of $100,000. At December 31, 2000 and 1999, $-0- and $557,252 was outstanding, respectively. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 188.09% and expected lives of up to two years.

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

        LONG TERM DEBT

               In October and November 1998, the Company placed $450,000 of 7% notes. Each note holder is entitled to royalties of fifty cents per $100,000 invested (pro rated for lesser investments) for each T 6000 set top box sold during a period of up to five years. Of the total notes placed, $300,000 were converted into common stock upon the closing of a private offering in the first half of 2000 (included in note 9) and the remainder are due in October 2001. At December 31, 2000 and 1999, there was $150,000 and $450,000 outstanding of these royalty notes, respectively.

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
                                        ==========

11. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

               In August 2000, the Company consummated a private placement of 41 shares of Series A redeemable convertible preferred stock, resulting in net proceeds of approximately $369,000. In addition warrants with a fair value of $200,000 were issued to the placement agent and were recorded as a cost of the offering. The Company used the APB 14 allocation methodology to determine relative fair value of warrants in determination of the discount on the debt to be recorded. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 175.95% and expected lives of up to five years.

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

                                      F-14

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

               The Company has been fully accrued on its books the amount of any potential loss described in Note 15.

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

16.  SUBSEQUENT EVENTS

               In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock resulting in net proceeds of approximately $230,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the closing date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The beneficial conversion feature of $98,000 will be reflected as a dividend over the two year period until the stated redemption date. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants are exercisable for a two year period following the first date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock and have an exercise price of $0.10 per share. The company allocated $132,000 of the proceeds to the warrants based on their relative fair value. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 219.79% and expected lives of up to three years.

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

CELERITY SYSTEMS, INC.

                                                              February 12, 2002

/s/ Kenneth D. Van Meter        President and Chief Executive
------------------------------  Officer
Kenneth D. Van Meter

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                      TITLE                            DATE

/s/ Kenneth D. Van Meter        President and Chief Executive  February 12, 2002
------------------------------  Officer and Chairman of the
Kenneth D. Van Meter            Board
                                (Principal Executive Officer)
                                (Principal Financial Officer)

/s/ Edward Kidston              Director                       February 12, 2002
------------------------------
Edward Kidston


/s/ Fenton Scruggs              Director                       February 12, 2002
------------------------------
Fenton Scruggs


/s/ David Hultquist             Director                       February 12, 2002
------------------------------
David Hultquist

EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION
----------------------------------

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