Form 10KSB
period 2001-12-31
CELERITY SYSTEMS INC
filed 2002-03-27
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

|X|     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         For the transition period from ____________ to _______________

                           Commission File No. 0-23279

                             CELERITY SYSTEMS, INC.
                (Name of small business issuer in its charter)

                DELAWARE                                 52-2050585
                --------                                 ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         Celerity Systems, Inc.
        122 Perimeter Park Drive
          Knoxville, Tennessee                              37922
          --------------------                              -----
(Address of principal executive offices)                 (Zip Code)

       Issuer's telephone number                       (865) 539-5300

         Securities registered under Section 12(b) of the Exchange Act:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------               -----------------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

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

        State issuer's revenues for its most recent fiscal year:  $403,997.

        Aggregate market value of voting stock held by non-affiliates of registrant as of March 19, 2002: $1,696,362.

        Shares of Common Stock outstanding as of March 19, 2002:  177,334,914.

        Transitional Small Business Disclosure Format(check one): Yes|_|; No |X|



                       DOCUMENTS INCORPORATED BY REFERENCE


                                 Not applicable
         ---------------------------------------------------------------

        Unless otherwise indicated, the information in this annual report on form 10-KSB gives effect to the one-for-two-and-one-half reverse stock split of Celerity Systems' common stock, par value $0.001 per share (the "COMMON STOCK") effected in August 1997. All references to "Celerity" or the "Company" contained in this Annual Report refer to Celerity Systems and its predecessor, Celerity Systems, Inc., a Tennessee corporation.

        This Annual Report on Form 10-KSB contains forward-looking statements that involve certain risks and uncertainties. Celerity Systems' actual results could differ materially from the results discussed in the forward-looking statements. See "Description of Business", "Risk Factors" and "Forward-Looking Statements and Associated Risks."

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         We develop and manufacture, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. In addition, through arrangements with other parties, Celerity can offer end-to-end systems for customers. We also provide a comprehensive content package for educational users with over 1300 titles available, and a content package, Celerivision, for use in entertainment deployments, such as condominiums, the hospitality industry, and multihousing properties. We also have developed unique and valuable software functionality and applications, which we incorporates in some of our products and services.

         We have targeted ten market segments for long term deployment of this technology: education, hospitality, energy companies, enterprise solutions, telephone companies, hospitals and assisted living, retailers, multi housing, cable companies, and international. However our main focus is on the first four areas.

         The education market, particularly the public schools segment, is a growing area, and we believe that our products and services are more effective than traditional VCR or analog media storage systems, and at a better cost. Additionally, the embedded browser in our T 6000TM Digital Set Top Box gives each classroom or work area the equivalent of a "free PC", a plus for school system budgets. We have two active school projects in Ohio, and we have received an order for three additional schools there. We have named Kidston Communications as our national distributor for K through 12 public education for North America, and are working collaboratively with them to expand our network of dealers with the objective of having qualified distributors in every state.

         The hospitality industry appears to be well suited to our products. Guests want high-speed Internet without lugging a computer along, interactive TV, and a host of services including cable television, games and gaming, and shopping. Cable TV and pay-per-view alone are just not enough any more. We have sold two complete systems to TotalVision in Alabama for two of its resort condominium properties.

         Energy companies have large quantities of fiber optic cable deployed throughout their service areas, and are looking for full service product packages to sell to their customers on a retail basis. They also, in some cases, partner with other companies, such as cable companies or Internet service providers, to further enlarge their product offerings. Our T 6000TM Digital Set Top Box supports this entire array of services very effectively, and can also, after integration with a particular energy company's systems, provide enhanced services such as home energy management using CEBus or X 10 home gateway technologies.

         Companies such as financial institutions want to disseminate and display digital content within their facilities, both on a managed streaming basis and also in a fully interactive process. The T 6000TM Digital Set Top Box can operate as a highly-functional client in such networks and add great new value for these types of applications.

         The multiple dwelling unit (MDU) market, with nearly 34 million homes in the U.S. alone, represents a solid long-term opportunity. This market is underserved by traditional cable companies and appears to be an excellent fit for our technology. However, we are pursuing only those opportunities where the property owner or system operator funds the project, so as to ensure full commitment to its success and not require such a high level of investment on our part.

         The need for intensive but user friendly services in hospitals and assisted living facilities, and for healthcare in the home also appear to be good markets for us. In addition to entertainment programming, these services could include staff and patient training and education, medical monitoring and management, and amenities.

         We believe that retailers should install our digital video servers and digital set top boxes in their facilities to market products, play informational and instructional videos, train staff, and do incentive-based selling. In many cases, the cost of the system could be paid for by suppliers creating, in essence "digital shelf space".

         Internationally, we intend to pursue only those projects which meet four criteria: well-funded, reasonable technical requirements, a strong local partner, and guaranteed timely payment. Our preferred international strategy, however, is to sell market license rights on a country by country basis to well-qualified international partners.

RECENT DEVELOPMENTS

         As of December 31, 2001, we had cash on hand of $171,988 and working capital of approximately $(1,279,995). Our operations are financed primarily from the sale of debt and equity securities. For the foreseeable future, we believe we will continue to rely on external capital to fund our operations.

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

OUR PRODUCTS

         Our products for the interactive video services market consist of products that we develop and manufacture and products manufactured by others that we resell and integrate into our system.

PRODUCT MANUFACTURED BY US

         DIGITAL SET TOP BOXES. We have developed, and continue to upgrade to new versions, an advanced digital set top box, the T 6000. The current model, the Rev 5, is designed to work on a range of transmission networks, including Ethernet, Asynchronous Transfer Mode (ATM), and RF cable. It provides output to S video, composite video, RF video, and VGA/XGA simultaneously, allowing it to work with most any display device, and it has connections for line audio, universal serial bus (USB), RF in, stereo audio out, and RS 232 that allow it to interoperate with a wide array of peripheral devices. Features include a Pentium processor, 74 MB of memory (expandable to 138 MB or more), MPEG decoding, an integrated HTML 4 Web browser, and 2D/3D graphics support. It is produced in an attractive consumer design, and is FCC/UL approved. This set top box also incorporates hardware and software that can be used for certain home gateway functions, such as home energy management, security monitoring, or home healthcare monitoring.

         DIGIKNOW EDUCATION SYSTEM. We have developed a complete digital education system which we sell to schools, which includes our digital video server, applications server, video on demand applications software, custom menu and navigation software, digital set top boxes, and encoded (digitized and compressed ) content.

         DIGITALLY ENCODED CONTENT. We have acquired rights to over 1300 education titles, which we have encoded in our Content Preparation Center into the MPEG format, and which we sell as part of DigiKnow system sales. We have also acquired rights to some entertainment programming, which we have also encoded, and which we sell as part of our system sales in the hospitality market, and which we intend to sell to other segments, such as hospitals and multihousing, should we achieve sales in those segments.

PRODUCTS MANUFACTURED AND DEVELOPED BY OTHERS

         We entered into an agreement with nCube in June 2000 to have an OEM version of their nCube Media Cube 4 digital video server manufactured for us as the Celerity CTL 9500, but with substantially better cost, size, reliability and environmental tolerance than many earlier systems. We also have incorporated certain hardware and software functionality to enhance the CTL 9500 system for use in our target markets. This server system is scalable from less than 30 streams (simultaneous interactive TV users) to thousands, allowing customers to buy exactly what they need and adjust over time if their needs change.

         Although we provide digital video servers, we have designed our T 6000 Digital Set Top Box to be standards compliant, and we encourage other digital server manufacturers to interoperate with it.

         NETWORK EQUIPMENT. We have certain formal and informal arrangements with Nortel, Cisco, Extreme Networks and Elastic Networks to include their network equipment as part of overall bids for end-to-end interactive video systems and in certain cases to be included in end-to-end bids by these companies.

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

         OTHER SOFTWARE. We provide a basic video-on-demand application, which we call the "Celerity" user interface and some sample applications, such as shopping, as part of our server software. However, most system operators will require a suite of applications upon installation of this type of system, with the potential of adding additional applications in the future. While we intend to develop and provide many of these applications ourselves, we encourage third-party developers to write applications for our system, and have had discussions with several companies about such joint development activities. We believe that a major advantage of our Pentium processor, Java-based HTML 4 browser, and industry standard connections is that it supports such development, which we believe will make our products more valuable to users over time. Most upgrades and enhancements can be downloaded automatically or on request without the need for a site visit.

INTERACTIVE VIDEO/HIGH SPEED INTERNET SEGMENT

         Our products can be adapted over a variety of interactive video systems. The following is an overview of these interactive video systems:


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

         NARROWBAND INTERACTIVE SERVICES. Beginning in the 1980's, the proliferation of home computers and the development of the Internet and Internet service providers, such as America Online, Prodigy, Compuserve, and EarthLink, have allowed millions of people to access interactive content and services over telephone lines. Internet content is becoming increasingly rich, robust, and interesting. Industry sources estimate that United States consumers spent more than $15 billion in 2001, and that the number of Internet households will grow from an estimated 23.4 million in 1996 to $66.6 million in the year 2000. The Internet has begun to condition consumers, and younger consumers in particular, to obtaining information, experiencing content, playing games and shopping in an interactive fashion. However, telephony based services, which are generically referred to as narrowband services, have constraints on the quantity of information that can be delivered, and are currently unable to download large files, such as full length videos, at a satisfactory quality or speed. Computers tend to be relatively expensive, compared to television sets, and computers monitor and display technologies are not optimized for viewing video content. Furthermore, although most people are comfortable with television as a medium, many people, especially older consumers, lack experience with computers and may be uncomfortable with, or are averse to, computer technology.

         Different companies have employed different strategies to address the shortcomings of narrowband networks in the absence of generally available broadband networks. For example, WebTV (owned by Microsoft) has been offering enhanced graphics and other features over narrowband networks with a television rather than a PC interface. In order to address the need for high speed services, the cable industry has been deploying cable modems, and the telephone industry has begun deploying DSL equipment for high speed access, so that the narrowband services can run at the highest possible speed on metallic, telephone or cable lines. We believe that, despite these and other initiatives, narrowband networks are unlikely to achieve the combination of technological accessibility and speed, security, and robustness of transmission characteristic of broadband systems. The public access methodology in the Internet and other narrowband networks, coupled with off -the-shelf modems, makes security, both for privacy of communications and secure commercial transactions, difficult to achieve. The hardware and software of interactive broadband systems and the architecture of such networks creates a more secure environment for such transactions. In addition, although better software, compression methods and other tools have enabled improvements in narrowband services, the physical constraints of narrowband networks are substantial compared to those of broadband networks. Many narrowband lines, especially older lines in cities (a preferred market segment) cannot run at 56 kilobits per second (kbps) the highest widely available PC modem rate. This rate does not compare to 1.5 Megabits to 25 Megabits per second rates provided by broadband networks.

         CELERITY'S BROADBAND INTERACTIVE VIDEO SERVICES. We believe that the increase in linear viewing alternatives such as direct broadcast satellite (DBS) have increased consumer demand for more content choices and that the development of the Internet has increased consumer interest in interactive content generally. We believe that the inherent limitations of narrowband networks, as compared with broadband networks, creates a market opportunity for a broadband technology, such as Celerity's, that offers superior speed and robustness, combined with a "user friendly" television-based technology. See "User Experience". In addition, the lack of major deployments by the RBOCs and other major U.S. telecommunications companies in the broadband market has, we believe kept many large consumer electronics companies from actively pursuing plans to supply hardware and software for broadband networks, thus enhancing the niche market opportunities for us. Even if major domestic telecommunications were to currently undertake such initiatives, it would take a substantial number of years and a massive capital commitment to deploy large-scale broadband networks. We also believe that advances in servers, set top boxes, and network equipment enable operators of small scale broadband networks to now offer interactive video services to their subscribers at attractive prices. See "Potential Markets" and "Marketing Strategy."

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

NETWORK EQUIPMENT

         High Speed Lines (DSL, T1/E1, HFC, FTTC, satellite, MMDS) connect the network service provider's central office or head end to subscribers classrooms, homes, hospital beds, dormitory rooms or hotel rooms. High-speed networks switching equipment connects subscribers to content furnished by video information providers (VIPs), either locally or internationally. There are a large number of providers of this network equipment, including Cisco Systems, CF Alcatel, Extreme Networks, Inc., Ericsson, Lucent Technologies, Scientific Atlanta, Inc., Elastic Networks and Siemens Communications.

DIGITAL SET TOP BOXES

         In each subscriber location, one or more digital set top boxes and remote control devices are associated with each television set and/or personal computer or PC monitor that receives interactive video programming. Digital set top boxes feature high-speed processors, RAM memory, high and low speed output ports and other computer components.

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

CONTENT

         We have entered into some agreements and intend to enter into additional arrangements with content aggregators and content owners so as to be able to offer content as part of end-to-end solutions.

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


                                    STRATEGY

MARKETING STRATEGY

         Our marketing strategy is to seek customers in each of the potential emerging markets, to encourage the leading companies and organizations to adopt this technology and to position ourself as a leading provider of interactive video services within niche markets. We believe that it is important to achieve market penetration at an early stage in the development of particular niche markets in order to compete successfully in those markets. Our marketing is based on our demonstrated ability to install digital video systems on each of the major network types and its potential to provide end-to-end interactive video solutions. See "Deployments" and "Strategic Alliances." In addition, the scalability of our servers provides flexibility in deploying interactive video services systems varying in size from systems designed to serve 25 simultaneous users to those capable of serving many thousands of users in a variety of markets on a cost effective basis. We believe that this scalability will be an attractive feature to potential customers. We also believe that our T 6000 digital set top box, with its wide range of capabilities to interconnect with many different networks and many different peripheral and display devices, will allow us to compete favorably in several different markets, either with our own digital video server or with others. We believe that a diversified marketing approach provides us with flexibility in targeting emerging markets, enabling us to recognize market opportunities and adapt to perceive changes in marketing priorities. However, due to our limited resources, we have determined to focus on those markets in which we believe there is greater interest at this time, while looking for targets of opportunity in our other niche market segments. We believe that the markets which appear most favorable at this time are schools, energy companies, hospitality, and enterprise solutions. We have limited sales and marketing experience and there can be no assurance that we will be successful in implementing its marketing plans. See "Risk Factors - Limited Sales; Limited Marketing and Sales Experience."

PUBLIC NETWORKS

         We also believe there are potential market opportunities in public networks, such as those maintained by electric companies, telephone companies, cable companies and Internet service providers in North America.

         ELECTRIC   COMPANIES.   Domestic  electric   companies  are  now  being
deregulated and are subject to intense competitive pressures and the need to find new sources of revenue. Many electric companies have installed or are continuing to install fiber optic lines in communities for remote meter reading and equipment monitoring purposes. These lines could be used to provide a full menu of video services. Electric companies are not currently regulated in the same manner as cable and telephone companies, typically have long standing relationships with subscribers and often have pole and buried cable rights of way which could give them a competitive advantage over potential entrants into the interactive video services market. Electric companies may also see the provision of additional services as a means as protecting key customers, such as hospitals, from incursion by other energy companies outside their operating territory, that can now sell to these customers under the operating principles of the North American Power Grid System. A number of electric companies in the United States and Canada have expressed an interest in such deployments. Hopkinsville Electric Service, in Hopkinsville, Kentucky, ordered a system from us in February 1999, but problems with their network equipment provider and the local telephone company have indefinitely delayed deployment, and the project may never be done. Other energy companies, such as the NoaNet project in the Pacific Northwest, appear to still be expanding their efforts.

         TELEPHONE COMPANIES. There are more than 1300 independent domestic telephone companies and ten major telephone companies within North America. Major independent telephone companies include Sprint Corp, Buena Vista Tel. and Cincinnati Bell Incorporated. In addition, there has arisen an entire new class of telephone companies called Competitive Local Exchange Carriers (CLECs) including such successful and growing companies as RCN. We believe that as telephone companies upgrade their backbone networks to fiber optics and begin to deploy high-speed services to homes, they are good candidates to install our systems. Local telephone companies, including long distance carriers that are installing local telephone networks, have installed or plan to install modern fiber optic networks may be seeking new revenue opportunities to offset the cost of such installations. We believe that independent telephone companies and CLECs may have more flexible management styles than large telecommunications companies and may be quicker to commit to strategic decisions, such as providing interactive video systems to their customers.

         FOREIGN TELEPHONE COMPANIES. Most of our early server deployments were for telephone companies outside the United States. Foreign companies have been more active in deploying interactive video services than domestic U.S. companies. We believe that, in part, this is because in many countries the telephone company is owned or supported directly by the government, which may see the addition of such services, especially public interest services such as education and health oriented services, as being beneficial to its citizens. Potential markets are emerging in Europe, Latin America, Canada and Africa, in addition to existing and merging markets in Asia. However, we have found that such projects are difficult and expensive to perform, and therefore we are not actively marketing our services abroad. However, should we find profitable, well-funded projects outside the U.S. where we have has a reliable strategic partner in that geographic area, and where timely payment is guaranteed, we would entertain doing such international projects. Our best international strategy, we believe, is to seek strong companies in each country or region and sell them licensing rights for that territory. See "Deployments."

         CABLE COMPANIES. The large domestic cable companies are currently served virtually entirely by Scientific Atlanta and Motorola. Private cable companies and companies wishing to supplant the local cable company, such as DirecTV, have an interest in deploying interactive video services, particularly in markets such as the multi-housing industry. Some new entrants, such as Wave7 Optics and Phillips, are trying to penetrate this very closed market. If they do, this could open some opportunities for us.

         INTERNET SERVICE PROVIDERS. There has been a recent move on the part of major Internet service providers including AOL Time-Warner to install high speed digital networks, either fiber, DSL, or some combination thereof, in major city markets throughout the U.S. for the purpose of high-speed Internet access. We believe that new ISPs are very interested in providing a large profitable array of services to their customers to help justify the cost of these installations and the cost, on the subscriber's part, of the monthly service.

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

         SCHOOLS. Improving primary and secondary education has become a national priority. Many states and the federal agencies are looking to advanced technologies to make a difference. We have two active projects in Ohio, and have announced sales to three additional schools there. Our goal is to set up and manage a nationwide network of qualified systems integrators and distributors to sell and service our DigiKnow digital educational system to schools.

         DIGITAL HOSPITALITY. Some hotels, motels and resorts are already upgrading to a full digital interactive services solution. We anticipate that certain upscale hospitality properties, in particular, will install digital systems during construction or thereafter upgrade to digital systems. These digital systems have the potential to offer on-demand video programming, games, gaming, shopping, health, education and other services, in addition to high quality pay-per-view programming. We have sold and installed two systems for TotalVision in condominiums in Gulf Shores, Alabama.

         ENTERPRISE SOLUTIONS. Our systems seem to be very well-suited to be the core system or client for use in financial institutions and other companies for in-site education, training, advertising, promotion and other communication requirements. We are working with network equipment providers to craft innovative solutions that may be attractive to their customers. We believe that the broadband digital networks represent a logical extension of Intranets.

Business applications, such as training, data management, communications and public relations, could potentially be accommodated on broadband digital networks. The availability of such networks in a corporate campus could also be employed to attract companies to a particular business complex

         DIGITAL HOSPITALS. Many domestic and foreign hospitals are already wired with state-of-the-art, high-speed digital networks which would be suitable for interactive video services systems, although it is currently unclear who would fund these systems. We are aware of several situations in which health care providers such as pharmaceutical companies have expressed a willingness to underwrite some or all of the cost of content shown on these systems in return for strategic positioning in advertising. Our digital server, set top box and operating system technology could potentially accommodate an architecture designed to allow patients to view advertisements targeted to their conditions, which could be attractive to advertisers. We believe that another potential source of funding is the hospitals themselves. Interactive systems may be password- and ID-protected, so that the user is individually identified within the system. We believe that the system could be designed to show patients targeted videos containing medical information or instructions which they would then electronically "sign" prior to being allowed to view entertainment services. Such a system could be attractive to hospitals as a means of patient education and to ensure that patients (or staff) have read and understand instructions and other information, such as liability warnings. The system would also be attractive in longer term care facilities, such as assisted living, where the individual is spending more time and has a wider range of interests.

         MULTIPLE DWELLING UNITS (MDUs). Many large apartment complexes, condominiums, gated communities and similar groups of homes, termed Multiple Dwelling Units or MDUs are now installing modern network systems during construction or as an upgrade in order to attract or retain tenants or as a source of revenue. We believe that certain types of MDUs, such as retirement communities, represent particularly attractive potential markets, since these networks might offer shopping, education, interactive health and entertainment services to senior citizens or to consumers who have limited mobility. In January and March 2001, we announced contracts with Bala Properties and In4Structures to do MDU projects in four cities. We installed one system in Arizona, but have mutually determined to not continue the projects due to our inability to obtain third party lease financing and the builder's unwillingness to fund the systems. Going forward, we will do such projects only if funded in whole or at least primarily by the property owner, so as to ensure their full commitment to the projects and their profitability and success.

         COLLEGES AND UNIVERSITIES. Many colleges have begun installing modern high-speed networks, usually fiber opticor Ethernet, on their campuses. Interactive video services provide an opportunity to add entertainment, educational and information services to these networks both as a source of revenue to help defray the cost of network installation and for educational purposes. For example, popular courses could be stored on a server for viewing by large audiences on a fully interactive basis, with the potential for interactive test-taking and homework submission. Such a system could also aid ill or physically handicapped students, those who work part time, absentees and those who live a significant distance from the college or university.

         RETAILING. We believe our products and services are well suited for point of sale (POS) applications in which a server and multiple set top boxes would be deployed in a large retail environment to provide customers with detailed information on products and services, including pricing, specials, promotions, and for training staff on products. It is possible that these systems could be paid for in whole or in part by vendors, creating the concept of "virtual shelf space".

EMPLOYEES

         As of March 19, 2002, we had 17 full time employees, 13 of whom were employed full time in the engineering and product development area, 2 of whom fulfilled the marketing and sales function and 2 of whom fulfilled management or administrative roles. Our employees are not represented by a union or governed by a collective bargaining agreement and we believe that our relationship with our employees is good. We also employ a number of contractors and consultants on a regular basis.

RESEARCH AND DEVELOPMENT COSTS

         We had no research and development costs in the years ended December 31, 2001 and 2000.

RISK FACTORS

         We are subject to various risks which may materially harm our business, financial condition and results of operations. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE  HISTORICALLY  LOST MONEY AND  SIGNIFICANT  LOSSES MAY  CONTINUE  IN THE
FUTURE

         We have historically lost money. In the years ended December 31, 2001 and 2000, we sustained losses before discontinued operations of $6.4 and $5.3 million, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings, from and sale of common stock to third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

         The report of our independent accountants on our December 31, 2001 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EFFECT OF PREVIOUSLY ISSUED OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES

         As of March 19, 2002, Celerity had 177,334,914 shares of common stock outstanding. In addition, we had outstanding preferred stock, options, warrants and convertible debentures which, if converted or exercised into shares of common stock, would result in the issuance of an additional 767,282,776 shares of common stock. Celerity is only authorized to issue up to 250,000,000 shares of common stock. As a result, if the holders of all or a significant block of these holders exercised or converted their securities, Celerity would not have enough authorized capital stock to honor such requests. Celerity's inability to honor such requests could result in substantial liability.

         Further, the outstanding options, warrants and convertible debentures may hinder future financings, since the holders of such securities may be expected to exercise them at a time when we will otherwise be able to obtain equity capital on more favorable terms. The existence or exercise of the outstanding options, warrants and convertible debentures and subsequent sale of the common stock issuable upon such exercise could adversely affect the market price of our securities.

OBLIGATIONS IN CONNECTION WITH THE ISSUANCE OF CONVERTIBLE DEBENTURES

         We are obligated to register the underlying common stock issuable upon conversion of our convertible debentures under various registration rights agreements. We did not timely fulfill our registration obligations in respect to some of the convertible debentures. We are required to pay liquidated damages of approximately $626,000 in the form of increased interest on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission.

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

ITEM 3.  LEGAL PROCEEDINGS

         We have an outstanding claim for non-payment of printing expenses. The action was brought on January 30, 2001 and is pending before Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, has sued Celerity Systems for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain costs. In 2002, Merrill/New York Company obtained a summary judgment against the Celerity for $136,435. Celerity intends to appeal this decision.

         We also have an outstanding claim for non-payment for materials and supplies. The action was brought on February 14, 2002 and is pending before the Circuit Court for Knox County, Tennessee. In this action, styled METALADE FL, INC. V. CELERITY SYSTEMS, INC., the plaintiff, Metalade, FL, Inc., has sued Celerity Systems for the non-payment of materials and supplies. The plaintiff is seeking approximately $103,500 in damages, plus interest and certain costs.

         In addition, certain creditors have threatened litigation if not paid. Celerity is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on Celerity. See "Description of Business."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock ceased trading on the Nasdaq SmallCap Market on October 21, 1999. Celerity Systems' Common Stock is currently traded on the OTC Bulletin Board under the symbol "CLRT".

         The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. This information was obtained from the Pink Sheets, LLC.

                                               HIGH                  LOW
FISCAL YEAR 1999                        ------------------    ------------------
1st Quarter                                   $1.625               $0.750
2nd Quarter                                   $1.125               $0.406
3rd Quarter                                   $1.500               $0.375
4th Quarter                                   $0.719               $0.125

FISCAL YEAR 2000
1st Quarter                                  $2.4375              $0.5156
2nd Quarter                                  $2.0156              $0.2969
3rd Quarter                                  $1.4062              $0.5625
4th Quarter                                  $0.7031              $0.0469

FISCAL YEAR 2001
1st Quarter                                  $0.2400              $0.0310
2nd Quarter                                  $0.6200              $0.0960
3rd Quarter                                  $0.2700              $0.0690
4th Quarter                                  $0.0850              $0.0200


         As of March 5, 2002 there were approximately 179 holders of record of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In the fourth quarter of 2001, Celerity issued $1,700,000 principal amount of 4% convertible debentures under its Line of Credit Agreement, resulting in net proceeds of approximately $1,328,000. Celerity recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $800,830 will be amortized as a non-cash interest expense over the five-year period from the date of issuance to the stated redemption date of the debentures.

         During 2001, Celerity received $54,000 in short-term financing from an individual who is a member of the Board of Directors. In connection with these notes, the individual received warrants to purchase 54,000 shares of common at $0.20 per share. These warrants were charged to operations as interest expense. The value of the warrants, $5,375, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.00% or 7.00%, expected dividends of zero, volatility range of 207.57% and 213.81% and expected lives of up to two years. These warrants expire between February and September, 2003.

         In the fourth quarter of 2001, Celerity consummated a private placement of 6 shares of Series C Convertible Preferred Stock resulting in gross proceeds of $60,000. The preferred stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.04 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, and subject to applicable law, Celerity shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.

         On the date of issuance of the Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock is convertible. Celerity recorded a $60,000 dividend relative to the beneficial conversion feature. As this Series C is considered perpetual preferred stock, amortization of the $60,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during 2001.

         The total that would be required for redemption for the Series B and Series C convertible preferred stock is as follows:

             2002                                                      $    --

             2003                                                    1,010,000
                                                                    ----------
             Total required redemption for the Series B and Series
             preferred stock                                        $1,010,000
                                                                    ==========

         In the first quarter of 2002, Celerity issued $400,000 principal amount of 4% convertible debentures under its Line of Credit Agreement resulting in net proceeds of approximately $359,250. Celerity recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $84,848 will be amortized as a non-cash interest expense over the five-year period from the date of issuance to the stated redemption date of the debentures.

         In the first quarter of 2002, Celerity consummated a private placement of 5.4 shares of Series D Convertible Preferred Stock resulting in gross proceeds of $54,000. The preferred stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.01 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, and subject to applicable law, Celerity shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.

         On the date of issuance of the preferred stock, the effective conversion price was at a discount to the price of the common stock into which the preferred stock is convertible. Celerity recorded a $54,000 dividend relative to the beneficial conversion feature. As this Series D is considered perpetual preferred stock, amortization of the $54,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

         In the first quarter of 2002, Celerity consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The preferred stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, and subject to applicable law, Celerity shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.

         On the date of issuance of the preferred stock, the effective conversion price was at a discount to the price of the common stock into which the preferred stock is convertible. Celerity recorded a $100,000 dividend relative to the beneficial conversion feature. As this Series E is considered perpetual preferred stock, amortization of the $100,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the financial statements and notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Annual Report that are not statements of historical or current fact constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors including those set forth under "Description of Business--Risk Factors" that could cause the actual results of Celerity Systems to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, prospective investors are urged to consider statement labeled with the terms
"believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain and forward-looking.

OVERVIEW

         Prior to 1998, our major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, we focused our sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

         In February 1998, Celerity decided to scale back its CD-ROM segment to a maintenance mode of operations. Celerity developed a formal plan of disposal that became effective in May 1998. The segment had revenues of $-0- and $70,070 in 2001 and 2000, respectively. In February, 2001, Celerity sold the assets of its CD-ROM segment for 20 preferred shares of the buyer, which are convertible to common shares on a scheduled basis over a two-year period. As Celerity had written the assets of this segment down to zero, and the fair value of the shares of the buyer is not currently determinable, no gain or loss on this sale was recorded.

         We have continued to focus most of our development and production efforts during 2000 and 2001 on our T 6000 Set Top Box. In addition, we are seeking new projects using our digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. In December, 1999, we entered into a manufacturing agreement with Global PMX Company, Limited, which was terminated by us in November 2000. We have since entered into agreements with Nextek, Inc. in Madison, AL and IES in Gray, TN under which all T 6000 set top boxes will be manufactured

         Management has also focused on attempting to obtain the necessary capital to maintain our operations. We are continuing to seek financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have narrowed our sales efforts to those which, we believe, have the best chance of closing in the near term. We continue to encounter a longer and more complex sales cycle than originally contemplated. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

         Celerity had one interactive video customer that represented 75% of its revenues in 2001. Celerity had no revenues in 2000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES. Revenues for the year ended December 31, 2001 were $403,997 compared to $-0- for the year ended December 31, 2000. This increase is primarily from sales of digital video systems to the education and hospitality markets. The continuing low level of interactive digital video systems sales is a result of the constrained sales and marketing activities caused by our cash shortage and delays associated in 2000 with the production of the T 6000 set top box.

         COSTS OF REVENUES. Costs of revenues were $1,163,129 in 2001 compared to $717,755 in 2000. We had a negative gross margin of $759,132 in 2001 compared to $717,755 in 2000. Costs of revenues in 2001 and 2000 were primarily due to the write down of $377,114 and $683,750 respectively, of obsolete inventory to net realizable value plus, in 2001, costs associated with products delivered in the year and a reserve for lower of cost or market of $237,250. The write down in 2000 was due to inventory obsolescence associated with an agreement with nCUBE Corporation to manufacture our updated line of CTL 9000 digital video servers.

         OPERATING EXPENSES. Operating expenses for the 2001 were $5,865,710 compared to $3,666,014 for 2000. Increased operating expenses in 2001 can be attributed to higher amortization from the issuance of warrants in connection with an Equity Line of Credit Agreement (approximately $1,363,975) and, separately, a purchase or financing commitment (approximately $408,000), increased contract labor incurred in the development of our interactive digital video system (approximately $341,568), and costs associated with the write down of assets associated with the termination of projects in the multi-housing market (approximately $365,383). These increases were partially offset by a reduction of expenses for the engagement of consultants to assist us with investor relations and investment banking (approximately $833,934), and non-cash payments of directors' fees (approximately $169,635).

         INTEREST EXPENSE. Interest expense for 2001 was $1,481,402 compared to 2000 that totaled $930,740. Of the totals for 2001 and 2000, $575,224 and $712,550, respectively, were non-cash expenses incurred as a result of the amortization through a charge to interest expense of the beneficial debt conversion features of the 2001 and 2000 securities offerings. Liquidated damages incurred due to the late filing of certain registration statements resulted in an expense of $626,400 in 2001 and a non-cash expense of $89,541 in 2000. Interest income was $2,169 in 2001 versus $6,804 in 2000. This decrease is the result of the lower average cash balances in 2001 compared to 2000 and the related interest earned on overnight investments.

         INCOME ON EQUITY WARRANT LIABILITY. For the year ended December 31, 2001, Celerity had income on equity warrant liability of $1,893,852. This amount represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in
Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment was determined using the Black-Scholes Option Pricing Model.

         LOSS ON TREASURY STOCK. During the year ended December 31, 2001, Celerity discovered that it no longer had possession of 337,364 shares of treasury stock. As a result, Celerity has written off the cost basis value of the shares, or $227,500.

         LOSS BEFORE DISCONTINUED OPERATIONS. As a result of the above factors, loss from continuing operations for the twelve months ended December 31, 2001 was $6,402,038, or $0.10 per share, as compared to $5,322,593, or $0.46 per share, for the same period in 2000.

         GAIN ON EXTINGUISHMENT OF DEBT. In April 1998, Celerity incurred capital lease obligations of approximately $259,000 for certain equipment. Monthly payment of principal and interest of $9,541 were due through 2001 with $82,628 past due at December 31, 1999. The equipment was returned to the lessor as part of the relocation of Celerity's facilities. Celerity agreed to a final settlement in 2001 which resulted in a gain from cancellation of debt in the amount of $71,864. This item is reflected as an extraordinary item.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective June 30, 2001, Celerity adopted the provisions of EITF 00-19," Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle.

         NET LOSS. As a result of the foregoing, Celerity had a net loss of $3,731,361, or $0.06 per share, for the year ended December 31, 2001 compared to a net loss of $5,287,499, or $0.46 per share, for the prior year.

         AMORTIZATION OF BENEFICIAL CONVERSION FEATURE AND ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK. Celerity recognized a beneficial conversion feature for various convertible debentures issued in 2001 and 2000 as discount on the convertible debentures and as additional paid-in capital. This discount of $2,151,794 and $651,104 for 2001 and 2000, respectively, will be amortized as a non-cash interest expense over the five-year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the years ended December 31, 2001 and 2000, Celerity had an amortization of beneficial conversion feature of $575,224 and $712,550, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

         In addition, Celerity had outstanding redeemable convertible preferred stock. At issuance the conversion price of the Series A Preferred Stock was at a discount to the price of Celerity's common stock. Celerity recorded a $33,942 dividend relative to the beneficial conversion feature of the Series A Preferred Stock. At issuance the conversion price of the Series B Preferred Stock was at a discount to the price of Celerity's common stock. The Series B Preferred Stock is considered perpetual preferred stock. As a result, Celerity recorded a $770,000 dividend relative to the beneficial conversion feature of the Series B Preferred Stock. At issuance the conversion price of the Series C Preferred Stock was at a discount to the price of Celerity's common stock. Celerity recorded a $60,000 dividend relative to the beneficial conversion feature of the Series C Preferred Stock.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS.

         As a result of the foregoing, Celerity had a net loss attributable to common stockholders of $4,791,361, or $0.08 per share, for the year ended December 31, 2001 compared to a net loss of $5,620,407, or $0.49 per share, for the prior year.

         LIQUIDITY AND CAPITAL RESOURCES

         The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $171,988 as of December 31, 2001 and $10,366 as of December 31, 2000. Our cash position continues to be uncertain, and we currently have no cash. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. In addition, our need for cash includes satisfying current liabilities of $3,640,599, consisting primarily of accounts payable of $2,114,855, accrued wages and related taxes of $77,022, accrued interest of $768,995, other accrued liabilities of $277,764, notes payable of $117,589, and current portion of long-term debt and capital lease obligations of $150,000. These current liabilities include a judgment of $136,435 obtained by Merrill Corporation for non-payment of printing fees. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our ongoing operations and to satisfy the above obligations. We currently do not have any commitments for funding.

         Since December 31, 2001, we raised gross proceeds of $545,000. In the first quarter of 2002, we issued $400,000 principal amount of 4% convertible debentures under our Line of Credit Agreement resulting in net proceeds of approximately $359,000, consummated a private placement of 5.4 shares of Series D Redeemable Convertible Preferred Stock and a private placement of 10 shares of Series E Redeemable Convertible Preferred Stock resulting in gross proceeds of $54,000 and $100,000, respectively. We are looking at several other options in terms of improving our cash shortage. We are continuing to seek to arrange financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have granted a security interest in our personal property to our former legal counsel. Such security interest may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

         During the year ended December 31, 2001, we had a net increase in cash and cash equivalents of $161,622. Our sources and uses of funds were as follows:

         CASH USED IN OPERATING ACTIVITIES. We used net cash of $4,073,844 in our operating activities in the year ended December 31, 2001. Net cash used in operating activities resulted primarily from a net loss of $3,731,361, non-cash income related to the equity warrant liability of $1,893,852, non-cash income related to the change in accounting principle of $2,598,813 and an increase in inventory of $2,021,427. The increase in inventory is the result of an inventory build-up in response to orders which were subsequently withdrawn. Since no orders have been received, we have ceased purchasing any material amount of inventory until inventory levels can be reduced. Our net cash used in operating activities was partially offset by depreciation and amortization expenses of $2,063,419, non-cash expenses of $1,414,060, the loss on disposal of fixed assets of $365,383, provision for inventory obsolescence of $237,250, an increase in accounts payable of $1,456,378 and an increase in other current liabilities of $736,901, primarily interest payable. The increase in accounts payable of $1,456,378 from December 31, 2000 corresponds to the increased level of inventory. Accounts payable are expected to remain high until inventory levels can be reduced through sales.

         CASH USED IN INVESTING ACTIVITIES. We used net cash of $574,083 in investing activities in the year ended December 31, 2001. This relates to the purchase of equipment to be used in connection with the multi-housing market projects. Subsequently, we terminated these projects due to the high cost of purchasing the equipment and the relatively slow expected return on investment.

         CASH PROVIDED BY FINANCING ACTIVITIES. We received $4,809,549 in net cash from financing activities, consisting primarily of proceeds from long-term debt of $5,686,000 and preferred stock of $919,654. This was partially offset by principal payments on long-term debt and capital lease obligations of $592,500 and financing and debt issue costs of $1,233,605.

         Since our inception in January 1993 and through December 31, 2001, we have an accumulated deficit of $36,948,900. We expect to incur operating losses for the indefinite future as we continue to develop and market our technology. Since January 1, 2002, we have received new orders for the sale of our Digital Education System to an Ohio school system in addition to one currently scheduled to deliver in the first quarter of 2002. We are in the process of bidding on nearly 40 schools, almost all in Ohio, and are working to add distributors nationwide. If we are successful in being awarded these projects, we expect to ship product in the second or third quarter of 2002. There can be no assurance, however, as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         As of December 31, 2001 we had a negative net working capital of approximately $1,279,995. Inventory increased approximately $2,021,427 since December 31, 2000 and is the result of an inventory build-up in response to orders which were subsequently withdrawn. Since no significant new orders have been received, we have ceased purchasing any material amount of inventory until inventory levels can be reduced. The increase in accounts payable of $1,456,378 from December 31, 2000 corresponds to the increased level of inventory. Accounts payable are expected to remain high until inventory levels can be reduced through sales. We had no significant capital spending or purchase commitments at December 31, 2001 other than certain facility leases and inventory component purchase commitments required in the ordinary course of our business.

         We have no existing bank lines of credit.

Recent Accounting Pronouncements

         In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on us.

         Effective June 30, 2001, we adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of June 30, 2001, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle. For the year ended December 31, 2001, a total mark-to-market adjustment of $4,492,665 was recorded as income on equity warrant liability for those contracts that existed as of December 31, 2001.

         We adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because we had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on our financial statements.

         Celerity has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, we recognized the financial and servicing assets we control and the liabilities we incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle resulted in the re-establishment of $163,605 in accounts payable written off during the year.

         Celerity adopted the provisions of SFAS No.'s 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for us. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for us.

         SFAS  No.  141  provides   standards   for   accounting   for  business
combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

         SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, we will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then we will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

         While Celerity has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, we currently expect that the effect of SFAS No. 142 on our financial statements, when it becomes effective, will not be significant.

         On August 16, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While we have not completed the process of determining the effect of this new accounting pronouncement on its financial statements, we currently expect that the effect of SFAS No. 143 on our financial statements, when it becomes effective, will not be significant.

         On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

         SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

         While Celerity has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, we currently expect that the effect of SFAS No. 144 on our Company's financial statements, when it becomes effective, will not be significant.

         LONG-LIVED ASSETS - In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any changes in estimated useful life are recorded prospectively and any impairment adjustments are recorded as expense in the period the impairment occurs. The amount of any impairment considered necessary would be determined by comparing the book available at the time, depending on the stage of development of the line of business and Celerity's intentions at the time an impairment adjustment were considered necessary.

         ADVERTISING - Celerity follows the policy of charging the costs of advertising to expense as incurred.

         STOCK OPTIONS - As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), we elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

         VALUATION OF OPTIONS AND WARRANTS - The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements and Notes thereto can be found beginning with "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 11, 2001, Celerity Systems dismissed PricewaterhouseCoopers LLP ("PRICEWATERHOUSECOOPERS") as its independent certified public accountant.

         PricewaterhouseCoopers' reports on Celerity's financial statements for each of the the years ended December 31, 1999 and 2000, respectively, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports from PricewaterhouseCoopers for each of the two years ended December 31, 1999 and 2000, respectively, expressed substantial doubts about Celerity's ability to continue as a going concern.

         PricewaterhouseCoopers' dismissal was recommended and approved by Celerity's Audit Committee and Board of Directors.

         For each of the two years ended December 31, 1999 and 2000, and through December 11, 2001, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         For each of the two years ended December 31, 1999 and 2000, and through December 11, 2001, PricewaterhouseCoopers did not advise Celerity of any of the matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

         On December 11, 2001, Celerity engaged HJ & Associates, LLC as its principal accountant to audit Celerity's financial statements. Celerity did not consult HJ & Associates, LLC on any matters described in paragraph (a)(2)(i) or
(ii) of Item 304 of Regulation S-B since January 1, 2000 or any subsequent interim period prior to engaging HJ & Associates, LLC.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors are as follows:

   NAME                    AGE             POSITION
   ----------------------  ----            ----------------------------------

   Kenneth D. Van Meter     55              President, Chief Executive
                                            Officer and Chairman of the Board

   Fenton Scruggs           64              Director

   David Hultquist          39              Director

   Edward Kidston           42              Director

         Below are biographies of our executive officers and directors:

         KENNETH D. VAN METER. Mr. Van Meter has been our President and Chief Executive Officer since January 20, 1997. He was elected Chairman of our Board on March 25, 1997. From May 1995 to January 1997, Mr. Van Meter served as Sr. Vice President, Operations, for Tele-TV Systems, a limited partnership owned by Verizon, NYNEX, and Pacific Telesis, which was engaged in providing systems, software, and services for its three parents in the interactive digital services industry. From June 1994 to May 1995, Mr. Van Meter was President of Bell Atlantic Video Services Interactive Multimedia Platforms, a wholly owned subsidiary of Bell Atlantic. From April 1993 to June 1994, Mr. Van Meter was Vice President of Bell Atlantic Video Services. Prior to joining Bell Atlantic, from 1991 to 1993, Mr. Van Meter was Vice President and General Manager for Thomas Cook Limited, a travel services company. From 1989 to 1991, Mr. Van Meter was Group Vice President for two divisions of National Data Corporation. From 1984 to 1989, Mr. Van Meter was Director and General Manager of two businesses for Sprint Corp., United Business Communications (shared tenant services), and the Meeting Channel (2-way digital video teleconferencing). Mr. Van Meter holds an MBA with highest honors in management and marketing from the University of Georgia, and a B.S. with high honors in Chemistry from West Virginia University.

         EDWARD A. KIDSTON. Mr. Kidston graduated with a BSBA from Tri-State University in 1981. Since graduation, Mr. Kidston has been employed with Artesian of Pioneer Inc. serving in numerous capacities. In 1995, he became
President and Chief Executive officer of Kidston Family Companies, parent to several wholly owned companies, competing in the business of Hotel/Motel ownership and management - municipal, industrial and commercial water treatment systems - industrial development - residential, MDU, and commercial real estate ownership and management, among others.

         FENTON SCRUGGS. Dr. Scruggs, one of our founders who funded our initial start-up, has been a member of the Company's Board of Directors since the Company's inception in 1993. Dr. Scruggs is a Board Certified Pathologist from Chattanooga, Tennessee, who has been in private practice since 1969. Dr. Scruggs received his undergraduate degree from the University of Virginia in 1959 and his graduate degree from the University of Tennessee in 1962. Dr. Scruggs completed his residency at Memphis Methodist Hospital and was a General Medical Officer in the U.S. Air Force from 1963 to 1965.

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

         Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors. There are no family relationships between any of the directors or executive officers of Celerity Systems.

COMMITTEES OF THE BOARD OF DIRECTORS

         AUDIT COMMITTEE. David Hultquist and Fenton Scruggs serve as the members of the Audit Committee. Mr. Scruggs was appointed to the Audit Committee on February 12, 2002. The functions of the Audit Committee are primarily to: (1) to provide advice to the Board of Directors in selecting, evaluating or replacing outside auditors, (2) to review the fees charged by the outside auditors for audit and non-audit services (3) to ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (4) to meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall qualify of financial reporting, and (5) to meet with the outside auditors to discuss the scope of the annual audit, to discuss the audited financial statements.

         COMPENSATION COMMITTEE. Fenton Scruggs, David Hultquist and Edward Kidston serve as the members of our Compensation Committee, which is responsible for making recommendations to our Board of Directors regarding compensation arrangements for our officers and for making recommendations to our Board of Directors regarding the adoption of any employee benefit plans and the grant of stock options or other benefits under such plans.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Celerity Systems' equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of Celerity Systems. Officers, directors, and persons who beneficially own more than ten percent of a registered class of Celerity Systems' equities are required by the regulations of the Commission to furnish
Celerity Systems with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2001, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them except as follows:

         o Edward A. Kidston failed to timely file a Form 4 in connection with the purchase 24,368 shares of Common Stock on January 24, 2001, 5 shares of Series B Redeemable Convertible Preferred Stock on March 27, 2001, .3333 share of Series B Redeemable Convertible Preferred Stock on April 10, 2001, in connection with the issuance of a warrant for 1,000,000 shares of Common Stock on March 27, 2001, and the issuance of a warrant to purchase 20,000 shares of Common Stock on November 9, 2000.

         o Fenton Scruggs failed to timely file a Form 4 in connection with the purchase of 42,644 shares of Common Stock and options to purchase 5,000 shares of Common Stock on January 22, 2001.

         o Bruce Thompson failed to timely file a Form 4 in connection with the purchase of 35,146 shares of Common Stock on January 24, 2001. Mr. Thompson also failed to timely file a Form 4 in connection with the purchase of 5 shares of Series B Redeemable Convertible Preferred Stock on March 2, 2001, .3333 share of Series B Redeemable Convertible Preferred Stock on March 27, 2001, and in connection with the issuance by Celerity of a warrant for 1,000,000 shares of Common Stock on March 2, 2001.

         o Kenneth Van Meter has failed to timely file a Form 4 in connection with the acquisition 118,506 shares of Common Stock on January 4, 2001, and 5 shares of Series B. Preferred Stock on March 27, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2001, 2000, and 1999 paid to Kenneth D. Van Meter, our Chairman of the Board, President, and Chief Executive Officer ("NAMED EXECUTIVE OFFICER"). No other executive officer received compensation exceeding $100,000 during the fiscal year ended December 31, 2001.

                                   SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                   ------------------------------------   ------------------------------------------------
                                                                             AWARDS
                                                                          ------------
                                                                           RESTRICTED      SECURITIES
                                                                              STOCK        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR        SALARY        BONUS     AWARD(S)         OPTIONS        COMPENSATION
---------------------------------- ------------- -------------- ---------  -----------   ----------------  ----------------
Kenneth D. Van Meter                    2001       $254,286(1)       --        --             --              $5,438(4)
Chairman of the Board,                  2000       $278,760(2)       --        --             --                  --
Chief Executive Officer, and            1999       $170,100(3)       --        --             --                  --
President

-------------------------

(1)      Includes $68,906 voluntarily deferred in 2001.

(2) Includes $13,125 voluntarily deferred in 2000 and $96,185 paid in common shares of the Company.

(3)      Includes $155,925 voluntarily deferred in 1999.

(4)      This represents a Company contribution to Mr. Van Meter's Simple IRA.

         No options were granted to the Named Executive Officer during the fiscal years ended December 31, 2000. In November 2001, the Named Executive Officer received options to purchase 2,000,000 shares of common stock at an exercise price of $0.075 per share.

         The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2001 by the Named Executive Officer.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                                  NUMBER OF SECURITIES
                                  NUMBER OF                      UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                    SHARES                             OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON       VALUE           DECEMBER 31, 2001             DECEMBER 31, 2001(1)
                                                             -----------------------------  ------------------------------
NAME                               EXERCISE       REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------------------- --------------- ------------ -----------------------------  -------------- ---------------
Kenneth D. Van Meter                  --             --         913,200       1,500,000          -0-             -0-

----------------------------------------------------------------------------------------------------------------------

(1) Amount reflects the market value of the underlying shares of Common Stock at the closing price reported on the Over-the-Counter Bulletin Board on December 31, 2001 ($0.024 per share), less the exercise price of each option.


EMPLOYMENT AGREEMENT

         On December 12, 2001, Mr. Van Meter entered into a three-year employment agreement. After the initial three-year term, the agreement will automatically renew for successive one-year terms unless either party notifies the other at least six months prior to the start of any successive term of its intent not to renew the agreement. The agreement provides for an annual base salary of $236,250. The agreement provides for the annual review of Mr. Van Meter's salary. Pursuant to the agreement, Mr. Van Meter is eligible for a bonus at the discretion of the board. The agreement further provides that Mr. Van Meter may terminate the agreement for good reason and, in such event, Mr. Van Meter would be entitled to his compensation for the duration of the term, including base salary, bonuses and benefits. The agreement defines good reason as a material breach of the agreement, limiting Mr. Van Meter's employment, selling substantially all of the Company's assets (unless the agreement is proposed to be honored by the Company or the acquirer) or upon bankruptcy or any similar adjudication.

COMPENSATION OF DIRECTORS

         In 2001, our non-employee directors did not receive compensation for service on the board.

         In 2000, our non-employee directors received $2,000 per calendar quarter payable in shares of our common stock. In addition, our non-employee directors received options to purchase 5,000 shares of our common stock at the market price of our Common Stock on the last day of each calendar quarter.

         In 1999, our non-employee directors received $2,500 per calendar quarter payable in shares of our common stock.

STOCK OPTION PLANS

         On August 10, 1995, the Board of Directors and stockholders adopted our 1995 Stock Option Plan (the "1995 PLAN"). The 1995 Plan provides for the grant of options to purchase up to 178,929 shares of Common Stock to our employees and officers. In August 1997, our Board of Directors and the stockholders adopted our 1997 Stock Option Plan (the "1997 PLAN"). The 1997 Plan provides for the grant of options to purchase up to 200,000 shares of Common Stock to our employees, directors, and officers. In November 2001, our Board of Directors adopted our 2001 Stock Option Plan. The 2001 Plan provides for the grant of options to purchase up to 10,000,000 shares of common stock to our employees, directors and officers. Options granted under the Plans may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "CODE"), or non-qualified options.

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

         Options under the 1995 Plan must be issued within 10 years from August 10, 1995, the effective date of the 1995 Plan. Options under the 1997 Plan must be issued within 10 years from August 6, 1997, the effective date of the 1997 Plan. Incentive stock options granted under the Plans cannot be exercised more than 10 years from the date of grant. Option under the 2001 Plan must be issued within 10 years from November 7, 2001, the effective date of the 2001 Plan. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. Payment of the exercise price for options granted under the Plans may be made in cash or, if approved by our Board of Directors, by delivery to us of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of such optionee's stock options with no additional investment other than the purchase of the original shares.

         Any  unexercised   options  that  expire  or  that  terminate  upon  an
employee's ceasing to be employed by us become available again for issuance under the Plan from which they were granted.

         On November 25, 1998, our Board of Directors approved a resolution that permitted us to reprice all outstanding options to purchase Common Stock which were held by employees as of December 1, 1998, to a price equal to the closing of our Common Stock reported on the Nasdaq SmallCap Market on December 1, 1998. Such closing price on December 1, 1998 was $.688 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

         COMMON STOCK. As of March 19, 2002, other than the persons identified below, no person owned beneficially more than five percent (5%) of the Company's common stock.

         PREFERRED STOCK. As of March 19, 2002, other than the persons identified below, no person owned beneficially more than five percent (5%) of the Company's Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock.

                                                                            SHARES              PERCENT OF
NAME AND ADDRESS                     TITLE OF CLASS                     BENEFICIALLY OWNED        CLASS(1)
-----------------------------------  ---------------------------------  -------------------    --------------
DKMT Co.                             Series B Preferred Stock                  15(2)             15.79%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Cornell Capital Partners, LLC        Series B Preferred Stock                   7(3)              7.37%
521 Fifth Avenue, 17th Floor
New York, New York 10175

Mary Ellen Misiak                    Series B Preferred Stock                   7(3)              7.37%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

William Murphy                       Series B Preferred Stock                   5(4)              5.26%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Gerald Simpson                       Series B Preferred Stock                   5(4)              5.26%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Rodney Conard                        Series C Preferred Stock                0.50(5)              8.33%
c/o 122 Perimeter Park Drive         Series D Preferred Stock                0.50(8)              9.26%
Knoxville, Tennessee 37922


                                                                            SHARES              PERCENT OF
NAME AND ADDRESS                            TITLE OF CLASS              BENEFICIALLY OWNED       CLASS(1)
-----------------------------------  ---------------------------------  ---------------------  --------------


Mike and Vicki Faucher               Series C Preferred Stock                     1(6)             16.67%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

David Huntley                        Series C Preferred Stock                     1(6)             16.67%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Debbie Huntley                       Series C Preferred Stock                     1(6)             16.67%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Daniel Jinks                         Series C Preferred Stock                  0.50(5)              8.33%
c/o 122 Perimeter Park Drive         Series D Preferred Stock                  0.50(8)              9.26%
Knoxville, Tennessee 37922

Edward Kohn                          Series C Preferred Stock                     1(6)             16.67%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Jordanna Wasilesku                   Series C Preferred Stock                     1(6)             16.67%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Pete Davey                           Series D Preferred Stock                     1(7)             18.52%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Thomas Frintzilas                    Series D Preferred Stock                     1(7)             18.52%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Christine Newman                     Series D Preferred Stock                     1(7)             18.52%
c/o 122 Perimeter Park Drive
Knoxville, Tennessee 37922

Stephen Schaeffer                    Series D Preferred Stock                   0.40(9)             7.41%
2642 Forest Avenue                   Series C Preferred Stock                     1(6)             16.67%
East Meadow, New York  11554

MYOB INVESTMENTS LLC                 Common Stock                          14,735,294               8.31%
7800 Cellar Door Drive
Briston, Massachusetts 20136

Mark Angelo                          Series E Preferred Stock                   1.25(10)           12.50%
282 Pembroke Road
Mountainside, New Jersey 07092

Meir Levin                           Series E Preferred Stock                   0.75(13)            7.50%
521 5th Avenue, Suite 1700
Suite 1620
New York, New York 10175

David Gonzalez                       Series E Preferred Stock                   1(11)              10.00%
509 Monroe Street
Apt. 4R
Hoboken, New Jersey  07030

Hamid Fashandi                       Series E Preferred Stock                   0.50(12)            5.00%
9-02 Bush Place
Fair Lawn, New Jersey 07410


-----------------------

(1) Applicable percentage of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is based on the shares outstanding as of March 19, 2002.

(2)      Convertible into 6,000,000 shares of common stock.

(3)      Convertible into 2,800,000 shares of common stock.

(4)      Convertible into 2,000,000 shares of common stock.

(5)      Convertible into 125,000 shares of common stock.

(6)      Convertible into 250,000 shares of common stock.

(7)      Convertible into 1,000,000 shares of common stock.

(8)      Convertible into 500,000 shares of common stock.

(9)      Convertible into 400,000 shares of common stock.

(10)     Convertible into 12,500,000 shares of common stock.

(11)     Convertible into 10,000,000 shares of common stock.

(12)     Convertible into 5,000,000 shares of common stock.

(13)     Convertible into 7,500,000 shares of common stock

DIRECTORS AND EXECUTIVE OFFICERS

         The following table shows the amount of capital stock of the Company beneficially owned by the Company's directors, the executive officers named in the Summary Compensation Table below and by all directors and executive officers as a group as of March 19, 2002. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of March 19, 2002, the Company had 177,334,914 shares of common stock outstanding, 95 shares of Series B Preferred Stock outstanding (which each share of Series B Preferred Stock is convertible into 400,000 shares of common stock), 6 shares of Series C Preferred Stock outstanding (which each share of Series C Preferred Stock is convertible into 250,000 shares of common stock), 5.4 shares of Series D Preferred Stock outstanding (which each share of Series D Preferred Stock is convertible into 1,000,000 shares of common stock), and 10 shares of Series E Preferred Stock outstanding (which each share of Series E Preferred Stock is convertible into 10,000,000).

                                                                          SHARES
                                                                       BENEFICIALLY            PERCENT
NAME AND ADDRESS                     TITLE OF CLASS                       OWNED                OF CLASS(1)
-----------------------------------  --------------------------  ------------------------   ----------------
Kenneth D. Van Meter                 Common Stock                        3,417,049(2)              1.93%
122 Perimeter Park Drive
Knoxville, Tennessee 37922

David Hultquist                      Common Stock                        1,092,812(3)              0.62%
122 Perimeter Park Drive             Series B Preferred Stock                    2(4)              2.11%
Knoxville, Tennessee 37922           Series D Preferred Stock                   1(10)             18.52%

Ed Kidston                           Common Stock                        2,639,845(5)              1.49%
122 Perimeter Park Drive             Series B Preferred Stock                 5.34(6)              5.62%
Knoxville, Tennessee 37922           Series E Preferred Stock                    6(11)            60.00%

Fenton Scruggs                       Common Stock                          548,970(7)              0.31%
122 Perimeter Park Drive
Knoxville, Tennessee 37922

All Officers and Directors as a      Common Stock                        7,698,676(8)              4.28%
Group                                Series B Preferred Stock                 7.34(9)              7.73%
                                     Series D Preferred Stock                   1(10)             18.51%
                                     Series E Preferred Stock                   6(11)             60.00%

-----------------------
(1) Applicable percentage of ownership is based on 177,334,914 shares of common stock outstanding, 95 shares of Series B Preferred Stock, 6 shares of Series C Preferred Stock, 5.4 shares of Series D Preferred Stock and 10 shares of Series E Preferred Stock outstanding as of March 19, 2002, together with securities convertible or exercisable into shares of common stock within 60 days for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of March 19, 2002 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes options and warrants to purchase up to 913,200 and 78,129 shares of common stock, respectively. Excludes 21,032 shares of common stock owned by Mr. Van Meter's adult children as to which he disclaims beneficial ownership.

(3) Includes options and warrants to purchase up to 6,666 and 579,000 shares of common stock, respectively. Excludes 200,000 shares of common stock owned by a trust for the benefit of Mr. Hultquist's children as to which he disclaims beneficial ownership.

(4)      Convertible into 800,000 shares of common stock.

(5) All shares are held indirectly through Kidston Family Companies, a limited liability company in which Mr. Kidston is a managing member, Mr. Kidston's wife or in educational accounts for Mr. Kidston's children. Includes options and warrants to purchase 6,666 and 1,000,000 shares of common stock, respectively.

(6)      Convertible into 2,136,000 shares of common stock.

(7) Includes options and warrants to purchase up to 24,054 and 21,198 shares of common stock, respectively.

(8) Includes options and warrants to purchase up to 950,586 and 1,678,327 shares of common stock, respectively.

(9)      Convertible into 2,936,000 shares of common stock.

(10)     Convertible into 1,000,000 shares of common stock.

(11)     Convertible into 60,000,000 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 19, 2002, Ed Kidston, a member of Celerity's Board of Directors, purchased six shares of Series E Preferred Stock. Mr. Kidston paid $10,000 per share for an aggregate amount of $60,000. These shares had a value of $60,000 on the date of issuance. The Series E Preferred Stock provides for preferential dividends at an annual rate of 8%. The Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.001 per share, subject to availability, anytime during the two years following execution of the Subscription Agreement. Should there be an insufficient number of shares of common stock available at the time Preferred Stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date subject to applicable law, Celerity shall offer to redeem Preferred Shares then outstanding at a price equal to the original issuance price plus accrued dividends.

         On March 5, 2001, we entered into a National Distributor Agreement for the education market with Kidston Communications, a company controlled by Edward Kidston, a director of Celerity. Pursuant to the terms of this Agreement, Kidston Communications is the exclusive national distributor in the education market in the United States. The term of the Agreement is through December 31, 2003 and will automatically renew for additional three-year periods unless one party notifies the other of its intent not to renew at least 30 days prior to the end of the then current term. The Agreement provides that Kidston Communications may purchase products from our Company at a five percent discount to list price, provided that the price is not higher than the price paid by other customers for like quantities of similar products and with similar terms and conditions. If Kidston Communications exceeds its sales targets by at least thirty percent, then it will receive an additional 5% discount to the list price. Sales targets will be established annually by the parties by December 15 of the preceding year. During 2001, we had sales of $87,800 to Kidston Communications.

         During 2001, Celerity received $54,000 in short-term financing from an individual who is a member of the Board of Directors. In connection with these notes, the individual received warrants to purchase 54,000 shares of common at $0.20 per share. These warrants were charged to operations as interest expense. The value of the warrants, $5,375, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.00% or 7.00%, expected dividends of zero, volatility range of 207.57% and 213.81% and expected lives of up to two years. These warrants expire between February and September 2003.

         Several persons affiliated with us have permitted us to defer paying them certain amounts we owe to them. Mr. Van Meter has permitted the deferral of compensation payments, $70,875 in 1998, $204,515 in 1999, $18,750 in 2000 and
$68,906 in 2001. In addition, Celerity issued 5 shares of Series B Preferred Stock to Mr. Van Meter in lieu of payment for payroll and accounts payable. These shares had a value of $50,000 on the date of issuance.

         In the second quarter of 2000, we consummated a private placement of Common Stock and warrants to purchase Common Stock (the "SPRING 2000 PLACEMENT") in exchange for which we canceled some of our outstanding debt, including Royalty Notes, and deferred payments of monies owed by some of our creditors, including some of our current and former officers, directors and employees. All investors in the private offering received shares of our Common Stock with an aggregate value equal to the amount of debt canceled (calculated at the average closing bid price of our Common Stock on the OTC bulletin board for the five trading days prior to our acceptance of the respective subscription agreement less twenty percent) plus warrants to purchase Common Stock at the rate of one share for each five dollars of debt canceled. Investors in the spring 2000 Placement included Mr. Van Meter ($390,647); and Dr. Scruggs ($109,991).

         In conjunction with a loan to a third party in mid-1999, Dr. Fenton Scruggs transferred approximately 278,000 tradeable shares of Common Stock into an escrow account for our benefit, the loan was repaid on December 1, 1999; Dr. Scruggs' shares were subsequently released from escrow. Dr. Scruggs was issued 55,583 shares of Common Stock (20% of the number of shares he placed into escrow) in January 2000 for the use of such shares.

         In December 1999, David Hultquist, who subsequently became a director of the Company in October 2000, purchased 400,000 shares of Common Stock at the then current market price. We previously registered 400,000 of such shares. We also entered into a loan arrangement with Mr. Hultquist. Such arrangement provides that in connection with loans made thereunder, we issued him a warrant to purchase up to 200,000 shares of Common Stock at the then current market price. At December 31, 2001, there were warrants to purchase 179,000 shares of common stock outstanding.

         We also entered into a consulting agreement with Mr. Hultquist for his services payable in shares of Common Stock (calculated monthly at a price equal to the average for the most recent five trading days less 20%), plus the issuance of one share of Common Stock per each dollar of fees. We have recorded a $40,000 expense.

         Several persons affiliated with us have made cash loans to the Company. Mr. Van Meter loaned us an aggregate of $550,000 during 1998 and aggregate of $17,219 during 1999 and made no loans to us during 2000 or 2001. Dr. Scruggs loaned the Company $100,000 in 1998. Mr. Hultquist, a member of our Board of Directors, loaned us $70,000 in the first quarter of 2000 (which was repaid in cash) and $125,000 in the second quarter of 2000 which remains outstanding.

         Except for the loans from Mr. Hultquist and approximately $147,000 of compensation owed to former employees, none of the amounts owed described in this section remain outstanding due to such persons' investments in the transactions described in the following section.

         In October 1998, we consummated a private placement (the "1998 ROYALTY PLACEMENT") of $450,000, aggregate principal amount, 7% Notes due 1999 and 2001 ("ROYALTY NOTES") in which subscribers were also entitled to received royalties of $0.50 for each $100,000 invested (pro rated for lesser investments) for each set top box sold over a period of five years or the total notes placed. Each of Messrs. Van Meter and Smith and Dr. Scruggs, purchased Royalty Notes by the cancellation of our indebtedness or canceling our obligation to pay them money, the payment of which was then being deferred. The amounts of Royalty Notes purchased were $50,000, $25,000 and $100,000 for Van Meter, Smith and Scruggs respectively. William Chambers, then an officer of the Company, purchased a Royalty Note in the Royalty Private Placement for $50,000.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this registration statement:

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-------------------   --------------------------------------------------  ------------------------------------------------
3.1                   Certificate of Incorporation of Celerity Systems,   Incorporated by reference to Exhibit 3.1 to the
                      Inc.                                                Registration Statement on SB-2 filed with the
                                                                          SEC on August 13, 1997

3.2                   By laws of Celerity Systems, Inc.                   Incorporated by reference to Exhibit 3.2 to the
                                                                          Registration Statement on SB-2 filed with the
                                                                          SEC on August 13, 1997

3.3                   Certificate of Designation of Series C Preferred    Incorporated by reference to the Registration
                      Stock                                               Statement on Form SB-2 filed with the SEC on
                                                                          October 18, 2001

3.4                   Certificate of Designation of Series D Preferred    Provided herewith
                      Stock

3.5                   Certificate of Designation of Series E Preferred    Provided herewith
                      Stock

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

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-------------------   --------------------------------------------------  ------------------------------------------------
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

4.8                   Form of 1995 Warrant                                Incorporated by reference to Exhibit 4.8 to the
                                                                          Registration Statement on SB-2 filed with the
                                                                          SEC on August 13, 1997

4.9                   Letter Agreement dated July 15, 1997, between       Incorporated by reference to Exhibit 4.9 to the
                      Celerity and Mahmoud Youssefi, including exhibits   Registration Statement on SB-2 filed with the
                                                                          SEC on August 13, 1997

4.10                  Letter Agreement, dated July 11, 1997, between      Incorporated by reference to Exhibit 4.10 to the
                      Celerity and Dr. Fenton Scruggs                     Registration Statement on SB-2 filed with the
                                                                          SEC on August 13, 1997

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

4.13                  Form of Registration Rights Agreement, between      Incorporated by reference to Exhibit 4.13 to
                      Celerity and each of RNI Limited Partnership,       Amendment No. 1 to Form 10-KSB for the year
                      First Empire Corporation, Greg A. Tucker and        ended December 31, 1998 as filed with the SEC on
                      Michael Kesselbrenner                               April 30, 1999

4.14                  Form of Warrant issued April 27, 1999               Incorporated by reference to Exhibit 4.2 to the
                                                                          Registration Statement on S-3 filed with the SEC
                                                                          on June 18, 1999

4.15                  Shareholders Agreement, dated August 10, 1999,      Incorporated by reference to Exhibit 99.2 to the
                      between Celerity Systems, Inc., FutureTrak Merger   Form 8-K filed with the SEC on September 14, 1999
                      Corp. and certain parties listed therein

4.16                  Registration Rights Agreement, dated September      Incorporated by reference to Exhibit 99.2 to the
                      30, 1999, between Celerity and GMF Holdings         Form 8-K filed with the SEC on October 8, 1999

4.17                  Form of Debenture in connection with Line of        Incorporated by  reference  to Exhibit  99.4 to the
                      Credit  Agreement, dated  September  30,  1999      Form 8-K filed with the SEC on October 8, 1999

4.18                  Form of Warrant issued September 30, 1999           Incorporated by reference to Exhibit 4.10 to the
                                                                          Registration Statement on S-3 filed with the SEC
                                                                          on February 15, 2000

4.19                  Form of 4% Convertible Debenture due 2002 between   Incorporated by reference to Exhibit 4.2 to the
                      Celerity and each of John Bridges, John Faure,      Registration Statement on S-3 filed with the SEC
                      Loni Spurkeland, Robert Dettle, Michael Genta,      on February 15, 2000
                      Lennart Dallgren

4.20                  Form of 8% Convertible Debenture due 2002 between   Incorporated by reference to Exhibit 4.3 to the
                      Celerity and each of Richard T. Garrett, W. David   Registration Statement on S-3 filed with the SEC
                      McCoy, Dominick Chirarisi, Gilda R. Chirarisi,      on February 15, 2000
                      Joseph C. Cardella, Carl Hoehner

4.21                  Form of 8% Convertible Debenture due 2003 between   Incorporated by reference to Exhibit 4.4 to the
                      Celerity and John Bolliger                          Registration Statement on S-3 filed with the SEC
                                                                          on February 15, 2000

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-------------------   --------------------------------------------------  ------------------------------------------------
4.22                  Form of Registration Rights Agreement, between      Incorporated by reference to Exhibit 4.6 to the
                      Celerity and each of John Bridges, John Faure,      Registration Statement on S-3 filed with the SEC
                      Loni Spurkeland, Robert Dettle, Michael Genta,      on February 15, 2000
                      Lennart Dallgren

4.23                  Form of Registration Rights Agreement, between      Incorporated by reference to Exhibit 4.7 to the
                      Celerity and each of Richard T. Garrett, W. David   Registration Statement on S-3 filed with the SEC
                      McCoy, Dominick Chirarisi, Gilda R. Chirarisi,      on February 15, 2000
                      Joseph C. Cardella, Carl Hoehner

4.24                  Form of Registration Rights Agreement, between      Incorporated by reference to Exhibit 4.8 to the
                      Celerity and John Bolliger                          Registration Statement on S-3 filed with the SEC
                                                                          on February 15, 2000

4.25                  Form of 8% Convertible Debenture due 2003 between   Incorporated by reference to Exhibit 99.7 to the
                      Celerity and each of Sui Wa Chau, Qinu Guan,        Form 8-K filed with the SEC on March 23, 2000
                      Peter Chenan Chen, K&M Industry, Inc., Michael
                      Dahlquist, Denise and Vernon Koto and Rance Merkel

4.26                  Form of Registration Rights Agreement, between      Incorporated by reference to Exhibit 99.8 to the
                      Celerity and each of Sui Wa Chau, Qinu Guan,        Form 8-K filed with the SEC on March 23, 2000
                      Peter Chenan Chen, K&M Industry, Inc., Michael
                      Dahlquist, Denise and Vernon Koto and Rance Merkel

4.27                  Securities Purchase Agreement, dated August 31,     Incorporated by reference to Exhibit 99.1 to the
                      2000, between Celerity and the Investors            Form 8-K filed with the SEC on September 5, 2000
                      specified therein

4.28                  Registration Rights Agreement, dated August 31,     Incorporated by reference to Exhibit 99.2 to the
                      2000, between Celerity and the Investors            Form 8-K filed with the SEC on September 5, 2000
                      specified therein

4.29                  Form of Warrant issued March 31, 2000               Incorporated by reference to Exhibit 99.3 to the
                                                                          Form 8-K filed with the SEC on April 5, 2000

10.1                  Employment Agreement, dated January 7, 1997, as     Incorporated by reference to Exhibit 10.1 to
                      amended, between Celerity and Kenneth D. Van Meter  Amendment No. 1 to Registration Statement on
                                                                          SB-2 filed with the SEC on October 8, 1997

10.2                  Employment, Non-Solicitation, Confidentiality and   Incorporated by reference to Exhibit 10.2 to the
                      Non-Competition Agreement, dated as of May 1,       Registration Statement on SB-2 filed with the
                      1996, between Celerity and Glenn West               SEC on August 13, 1997

10.3                  Termination Agreement, dated as of April 5, 1997,   Incorporated by reference to Exhibit 10.3 to the
                      between Celerity and Mahmoud Youssefi               Registration Statement on SB-2 filed with the
                                                                          SEC on August 13, 1997
10.4                  [Reserved]

10.5                  Letter Agreement, dated March 13, 1997, between     Incorporated by reference to Exhibit 10.5 to
                      Celerity and William Chambers                       Amendment No. 1 to Registration Statement on
                                                                          SB-2 filed with the SEC on October 8, 1997

10.6                  Letter Agreement, dated July 24, 1997, between      Incorporated by reference to Exhibit 10.6 to
                      Celerity and Mark. C. Cromwell                      Amendment No. 1 to Registration Statement on
                                                                          SB-2 filed with the SEC on October 8, 1997

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-------------------   --------------------------------------------------  ------------------------------------------------
10.7                  Exclusive OEM/Distribution Agreement, dated         Incorporated by reference to Exhibit 10.7 to the
                      March 10, 1995, between Celerity and InterSystem    Registration Statement on SB-2 filed with the
                      Multimedia, Inc.                                    SEC on August 13, 1997

10.8                  Purchase Order Agreement, dated June 26, 1995,      Incorporated by reference to Exhibit 10.8 to the
                      between Tadiran Telecommunications Ltd. and         Registration Statement on SB-2 filed with the
                      Celerity                                            SEC on August 13, 1997

10.9                  License Agreement, dated as of September 26,        Incorporated by reference to Exhibit 10.9 to the
                      1996, between Celerity and En Kay Telecom Co.,      Registration Statement on SB-2 filed with the
                      Ltd.                                                SEC on August 13, 1997

10.10                 License Agreement, dated as of February 21, 1997,   Incorporated by reference to Exhibit 10.10 to
                      between Celerity and En Kay Telecom Co., Ltd.       the Registration Statement on SB-2 filed with
                                                                          the SEC on August 13, 1997

10.11                 Remarketer Agreement, dated as of June 15, 1997,    Incorporated by reference to Exhibit 10.11 to
                      between Celerity and Minerva Systems, Inc.          the Registration Statement on SB-2 filed with
                                                                          the SEC on August 13, 1997

10.12                 Memorandum of Understanding, dated April 25,        Incorporated by reference to Exhibit 10.12 to
                      1996, between Integrated Network Corporation and    the Registration Statement on SB-2 filed with
                      Celerity                                            the SEC on August 13, 1997

10.13                 Letter of Agreement, dated March 31, 1993,          Incorporated by reference to Exhibit 10.13 to
                      between Celerity and Herzog, Heine & Geduld,        the Registration Statement on SB-2 filed with
                      Inc. and Development Agreement attached thereto     the SEC on August 13, 1997

10.14                 Subcontract Agreement, dated June 26, 1997,         Incorporated by reference to Exhibit 10.14 to
                      between Unisys Corporation and Celerity             the Registration Statement on SB-2 filed with
                                                                          the SEC on August 13, 1997

10.15                 Lease Agreement for Crossroad Commons, dated        Incorporated by reference to Exhibit 10.15 to
                      November 25, 1996, as amended, between Lincoln      Amendment No. 1 to Registration Statement on
                      Investment Management, Inc., as attorney in fact    SB-2 filed with the SEC on October 8, 1997
                      for the Lincoln National Life Insurance Company,
                      and Celerity

10.16                 Lease Agreement, dated November 25, 1997, between   Incorporated by reference to Exhibit 10.16 to
                      Centerpoint Plaza, L.P. and Celerity                the Form 10-KSB for the year ended December 31,
                                                                          1997 filed with the SEC on March 31, 1998

10.17                 Letter Agreement, dated October 3, 1997, between    Incorporated by reference to Exhibit 10.17 to
                      Dennis Smith and Celerity                           the Form 10-KSB for the year ended December 31,
                                                                          1997 filed with the SEC on March 31, 1998

10.18                 Letter Agreement, dated January 8, 1998, between    Incorporated by reference to Exhibit 10.18 to
                      James Fultz and Celerity                            the Form 10-KSB for the year ended December 31,
                                                                          1997 filed with the SEC on March 31, 1999

10.19                 Amendment to Employment, Non-Solicitation,          Incorporated by reference to Exhibit 10.19 to
                      Confidentiality and Non-Competition Agreement,      the Form 10-KSB for the year ended December 31,
                      dated January 1, 1999, between Celerity and Glenn   1997 filed with the SEC on April 30, 1998
                      West

10.20                 Form of Subscription Agreement, between Celerity    Incorporated by reference to Exhibit 10.20 to
                      and each of RNI Limited Partnership, First Empire   Amendment No. 1 to Form 10-KSB for the year
                      Corporation, Greg A. Tucker and Michael             ended December 31, 1998 filed with the SEC on
                      Kesselbrenner                                       April 30, 1999

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-------------------   --------------------------------------------------  ------------------------------------------------
10.21                 Form of Subscription Agreement, between Celerity    Incorporated by reference to Exhibit 10.21 to
                      and each of Donald Alexander, Leo Abbe,             Amendment No. 1 to Form 10-KSB for the year
                      Centerpoint Plaza, L.P., William Chambers, Fenton   ended December 31, 1998 filed with the SEC on
                      Scruggs, Dennis Smith, Kenneth Van Meter, George    April 30, 1999
                      Semb and Rodney Conard

10.22                 Form of Royalty Agreement, between Celerity and     Incorporated by reference to Exhibit 10.22 to
                      each of Donald Alexander, Leo Abbe, Centerpoint     Amendment No. 1 to Form 10-KSB for the year
                      Plaza, LP, William Chambers, Fenton Scruggs,        ended December 31, 1998 filed with the SEC on
                      Dennis Smith, Kenneth Van Meter, George Semb and    April 30, 1999
                      Rodney Conard

10.23                 Agreement and Plan of Merger, dated August 10,      Incorporated by reference to Exhibit 99.1 to the
                      1999, between Celerity Systems, Inc., FutureTrak    Form 8-K filed with the SEC on September 14, 1999
                      Merger Corp. and FutureTrak International, Inc.

10.24                 Line of Credit Agreement, dated September 30,       Incorporated by reference to Exhibit 99.1 to the
                      1999, between GMF Holdings, May Davis Group and     Form 8-K filed with the SEC on October 8, 1999
                      Celerity

10.25                 Termination Agreement, dated December 7, 1999,      Incorporated by reference to Exhibit 99.1 to the
                      between Celerity, FutureTrak Merger Corp. and       Form 8-K filed with the SEC on December 8, 1999
                      FutureTrak International, Inc.

10.26                 Manufacturing Agreement, dated November 30, 1999,   Incorporated by reference to Exhibit 99.2 to the
                      between Celerity, Primax Electronics, Ltd and       Form 8-K filed with the SEC on January 5, 2000
                      Global Business Group, Ltd.

10.27                 Lease, dated December 17, 1999, between Andy        Incorporated by reference to Exhibit 99.1 to the
                      Charles Johnson, Raymond Perry Johnson, Tommy F.    Form 8-K filed with the SEC on January 5, 2000
                      Griffin. and Celerity

10.28                 Amendment to the Line of Credit Agreement between   Incorporated by reference to Exhibit 10.28 to
                      Celerity and GMF Holdings, Inc. dated October 16,   the Registration Statement on SB-2 filed with
                      2000                                                the SEC on October 27, 2000

10.29                 Purchase Agreement, dated June 22, 2000, between    Incorporated by reference to Exhibit 99.2 to the
                      Celerity and WIT Technologies Inc.                  Form 8-K filed with the SEC on July 11, 2000

10.30                 Manufacturing Service Agreement, dated January 4,   Incorporated by reference to Exhibit 99.1 to the
                      2001, between Celerity and Nextek, Inc.             Registration Statement on SB-2 filed with the
                                                                          SEC on December 27, 2000

10.31                 Broadband Services Agreement, dated January 4,      Incorporated by reference to Exhibit 99.2 to the
                      2001, between Celerity and DeserScape L.P.          Form 8-K filed with the SEC on January 10, 2001

10.32                 Cooperative Marketing Agreement, dated January 4,   Incorporated by reference to Exhibit 99.3 to the
                      2001, between Celerity and In4Structures LLC        Form 8-K filed with the SEC on January 10, 2001

10.33                 Equity Line of Credit Agreement dated as of         Incorporated by reference to the Registration
                      June 14, 2001 between Celerity Systems, Inc. and    Statement on Form SB-2 filed with the SEC on
                      Cornell Capital Partners, L.P.                      October 18, 2001

10.34                 Registration Rights Agreement dated as of           Incorporated by reference to the Registration
                      June 14, 2001 between Celerity Systems, Inc. and    Statement on Form SB-2 filed with the SEC on
                      Cornell Capital Partners, L.P.                      October 18, 2001

10.35                 Consulting Services Agreement dated as of           Incorporated by reference to the Registration
                      June 14, 2001 between Celerity Systems, Inc. and    Statement on Form SB-2 filed with the SEC on
                      Cornell Capital Partners, L.P.                      October 18, 2001

10.36                 Escrow Agreement dated as of June 14, 2001 among    Incorporated by reference to the Registration
                      Celerity Systems, Inc. Meir Levin and Cornell       Statement on Form SB-2 filed with the SEC on
                      Capital Partners, L.P.                              October 18, 2001

10.37                 Warrant to purchase 2,500,000 shares of common      Incorporated by reference to the Registration
                      stock dated as of June 14, 2001 given by Celerity   Statement on Form SB-2 filed with the SEC on
                      Systems to Cornell Capital Partners, L.P.           October 18, 2001

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-------------------   --------------------------------------------------  ------------------------------------------------
10.38                 Warrant to purchase 3,500,000 shares of common      Incorporated by reference to the Registration
                      stock dated as of August, 2001 given by Celerity    Statement on Form SB-2 filed with the SEC on
                      Systems to Cornell Capital Partners, L.P.           October 18, 2001

10.39                 Letter Agreement dated August, 2001 between         Incorporated by reference to the Registration
                      Celerity Systems and Yorkville Advisors             Statement on Form SB-2 filed with the SEC on
                      Management, LLC                                     October 18, 2001

10.40                 Consulting Services Agreement dated as of August,   Incorporated by reference to the Registration
                      2001 between Celerity Systems, Inc. and Yorkville   Statement on Form SB-2 filed with the SEC on
                      Advisors, LLC                                       October 18, 2001

10.41                 Consulting Services Agreement dated as of           Incorporated by reference to the Registration
                      September, 2001 between Celerity Systems, Inc.      Statement on Form SB-2 filed with the SEC on
                      and Yorkville Advisors, LLC                         October 18, 2001

10.42                 Advisory Agreement dated September 6, 2001          Incorporated by reference to the Registration
                      between Celerity Systems, Inc. and Internet         Statement on Form SB-2 filed with the SEC on
                      Finance International Corporation                   October 18, 2001

10.43                 Financing Agreement dated as of August, 2001        Incorporated by reference to the Registration
                      between Celerity Systems, Inc. and Artesian         Statement on Form SB-2 filed with the SEC on
                      Direct Holdings Corporation                         October 18, 2001

10.44                 Partial Guaranty Agreement dated August, 2001       Incorporated by reference to the Registration
                      given by Ed Kidston to Celerity Systems, Inc.       Statement on Form SB-2 filed with the SEC on
                                                                          October 18, 2001

10.45                 Termination Agreement                               Provided herewith


                             CELERITY SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2001

Celerity Systems, Inc.

Index to Financial Statements

--------------------------------------------------------------------------------



Independent Auditors' Report                                   F-2

Report of Independent Accountants                              F-2a

Financial Statements

         Balance Sheet                                         F-3
         December 31, 2001

         Statement of Operations                               F-4
         Year Ended December 31, 2001 and 2000

         Statements of Stockholders' Deficit                   F-5
         Year Ended December 31, 2001 and 2000

         Statement of Cash Flows                               F-6
         Year Ended December 31, 2001 and 2000

Notes to Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Celerity Systems, Inc.
Knoxville, Tennessee

We have audited the accompanying balance sheet of Celerity Systems, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Celerity Systems, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit of $1,279,995 and has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
--------------------------------------
HJ & Associates, LLC
Salt Lake City, Utah
March 1, 2002

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Celerity Systems, Inc.:

In our opinion, the accompanying statements of operations, changes in stockholders' equity (deficit) and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Celerity Systems, Inc. for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the December 31, 2000 financial statements (not presented separately herein), the Company had a working capital deficit of $1,452,589 as of December 31, 2000 and has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the December 31, 2000 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Knoxville, Tennessee
March 14, 2001


                                      F-2A

 CELERITY SYSTEMS, INC.
 Balance Sheet
 December 31, 2001
                                                                                      2001
                                                                                  -------------
 Assets

    Cash                                                                             $ 171,988
    Accounts receivable                                                                  4,282
    Inventory, net (Note 5)                                                          2,184,334
                                                                                  -------------
         Total current assets                                                        2,360,604

 Property and equipment, net (Note 6)                                                  252,286
 Debt offering costs, net of accumulated amortization of $157,418 (Note 2)           1,076,187
 Other assets                                                                           20,900
                                                                                  -------------

      Total assets                                                                  $3,709,977
                                                                                  =============


 Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

 Accounts payable                                                                   $2,114,855
 Accrued wages and related taxes                                                        77,022
 Accrued interest                                                                      768,995
 Other accrued liabilities                                                             277,764
 Notes payable - Related Party (Notes 10 and 17)                                       117,589
 Equity warrant liability                                                              134,374
 Current maturities of long-term debt and capital lease obligations                    150,000
                                                                                   -------------

      Total current liabilities                                                       3,640,599

 Long-term debt and capital lease obligations, less current maturities (Note 10       2,830,168
                                                                                   -------------

      Total liabilities                                                              6,470,767

 Commitments and contingencies (Notes 3, 8, 10, 11 and 15)                                   -

 Series A redeemable convertible preferred stock, $.01 par value; authorized
 50 shares; 0  shares issued and outstanding at
 December 31, 2001                                                                           -

 Series B convertible preferred stock, $.01 par value; authorized
 100 shares; 95 shares issued and outstanding at
 December 31, 2001  (Note 11)                                                          950,000

 Series C convertible preferred stock, $.01 par value; authorized
 100 shares; 6 issued and outstanding at
 December 31, 2001 (Note 11)                                                            60,000


 Common stock, $.001 par value, 250,000,000 shares authorized,
      98,794,516 issued and outstanding at December 31, 2001                            98,795
 Additional paid-in capital                                                         33,079,315
 Treasury stock, at cost, 0 shares at December 31, 2001 (Note 18)                            -
 Accumulated deficit                                                               (36,948,900)
                                                                                  -------------
      Total stockholders' deficit                                                   (3,770,790)
                                                                                  -------------

      Total liabilities, redeemable preferred stock and stockholders' deficit       $3,709,977
                                                                                  =============

 The accompanying notes are an integral part of these financial statements

 CELERITY SYSTEMS, INC.
 Statements of Operations
 For the years ended December 31, 2001 and 2000
                                                                              2001             2000
                                                                      ----------------  ---------------
Revenues                                                                  $   403,997    $      --
Cost of revenues                                                            1,163,129        717,755
                                                                          -----------    -----------
                                                                             (759,132)      (717,755)
Operating expenses                                                          5,865,710      3,666,014
                                                                          -----------    -----------
        Loss from operations                                               (6,624,842)    (4,383,769)

   Interest expense                                                        (1,481,402)      (930,740)
   Income on equity warrant liability                                       1,893,852           --
   Loss on treasury stock                                                    (227,500)          --
   Other (expense) income                                                      37,854         (8,084)
                                                                          -----------    -----------
        Loss before discontinued operations                                (6,402,038)    (5,322,593)
Discontinued operations:
   Income on disposal of discontinued CD-ROM segment (Note 4)                    --           35,094
                                                                          -----------    -----------
        Loss before extraordinary items                                    (6,402,038)    (5,287,499)
   Extraordinary items
   Gain on extinguishment of debt (Note 10)                                    71,864           --
                                                                          -----------    -----------
        Loss before cumulative effect of change in accounting principle    (6,330,174)    (5,287,499)

   Cumulative effect of change in accounting principle                      2,598,813
                                                                          -----------    -----------
        Net loss                                                           (3,731,361)    (5,287,499)

Amortization of beneficial conversion feature and accretion
  of convertible preferred stock                                            1,060,000       332,908
                                                                          -----------    -----------

    Net loss attributable to common stockholders                          $(4,791,361)   $(5,620,407)
                                                                          ===========    ===========

Basic loss per common share (Note 13):
   Loss before discontinued operations                                    $     (0.10)  $     (0.46)
   Discontinued operations                                                       --             --
   Extraordinary items                                                           --             --
   Cumulative effect of change in accounting principle                           0.04           --
                                                                          -----------    -----------
   Net loss per share                                                     $     (0.06)   $    (0.46)

Amortization of beneficial conversion feature and accretion of
  convertible preferred stock                                                   (0.02)        (0.03)
                                                                          -----------    -----------

    Net loss per share attributable to common stockholders                $     (0.08)   $    (0.49)
                                                                          ===========    ===========


 The accompanying notes are an integral part of these financial statements

 CELERITY SYSTEMS, INC.
 Statement of Changes in Stockholders' Deficit
 For the years ended December 31, 2001 and 2000

                                            Shares of              Additional                                          Total
                                             Common      Common      Paid-In      Treasury        Accumulated       Stockholders'
                                              Stock       Stock      Capital        Stock           Deficit           Deficit
                                              -----       -----      -------        -----           -------           -------
 Balances, December 31, 1999                6,269,521  $  6,270  $ 23,695,245   $  (227,500)      $ (26,836,098)    $ (3,362,083)

 Issuance of common stock                   1,700,000     1,700     1,058,300                                          1,060,000

 Issuance of common stock warrants
   with short-term note                                                75,589                                             75,589

 Issuance of common stock warrants
   with Series A Preferred Stock                                      202,800                                            202,800

 Exercise of common stock warrants            177,500       178       135,923                                            136,101

 Exercise of employee stock options            87,500        87        51,844                                             51,931

 Issuance of convertible debentures
   with beneficial conversion feature                                 651,104                                            651,104

 Issuance of common stock as payment of
   certain consulting and directors'
   fees, payroll and accounts payable
   items                                      814,255       814       942,440                                            943,254

 Conversion of notes, accounts payable
   and wages to shares of common stock
   and warrants to purchase 357 ,464
   shares of common stock                   1,503,738     1,504     1,781,908                                          1,783,412

 Conversion of accounts payable to
   common stock                               383,586       384       207,706                                            208,090

 Conversion of convertible debentures
   to shares of common stock                9,009,096     9,009     1,597,599                                          1,606,608

 Conversion of convertible preferred
   stock to shares of common stock          4,695,453     4,695       272,113                                            276,808

 Issuance of convertible preferred
   stock with beneficial conversion
   feature                                                             33,942                           (33,942)               -

 Accretion of redeemable preferred
   stock                                                             (298,966)                                          (298,966)

 Net loss                                                                                            (5,287,499)      (5,287,499)
                                           ----------  --------  ------------   -----------       -------------     ------------
 Balances, December 31, 2000               24,640,649    24,641    30,407,547      (227,500)        (32,157,539)      (1,952,851)

 Issuance of common stock                   1,000,000     1,000        29,000                                             30,000
 Issuance of common stock in connection
   with a purchase or finance commitment    2,400,000     2,400       405,600                                            408,000
  Issuance of convertible debentures
   with beneficial conversion feature                               2,151,794                                          2,151,794
  Issuance of convertible preferred
     stock with beneficial conversion
     feature                                                          969,654                                            969,654
 Issuance of common stock as payment
     of certain consulting and
     directors' fees, payroll and
     accounts payable items                 1,282,873     1,283       144,245                                            145,528
 Conversion of convertible debentures
     to shares of common stock             63,110,791    63,111     1,623,238                                          1,686,349
 Conversion of convertible preferred
     stock to shares of common stock        6,360,203     6,360       184,551                                            190,911
 Amortization of beneficial conversion
     feature and accretion of redeemable
     convertible preferred stock                                       27,446                        (1,060,000)      (1,032,554)
 Reclassification as a result of a change
     in accounting principle for outstanding
     warrants                                                      (2,863,760)                                        (2,863,760)
 Loss on treasury stock                                                             227,500                              227,500
 Net loss                                                                                            (3,731,361)      (3,731,361)
                                           ----------  --------  ------------   -----------       -------------     ------------
 Balances, December 31, 2001               98,794,516    98,795  $ 33,079,315  $          -        $(36,948,900)    $ (3,770,790)
                                           ==========  ========  ============  ============       =============     ============

 The accompanying notes are an integral part of these financial statements

 CELERITY SYSTEMS, INC.
 Statements of Cash Flows
 For the years ended December 31, 2001 and 2000

                                                                                 2001           2000
                                                                           --------------- --------------
 Cash flows from operating activities:
    Net loss                                                               $  (3,731,361)  $ (5,287,499)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
             Depreciation and amortization                                       291,444        280,187
             Amortization expense related to termination of financing agreement  408,000              -
             Amortization of equity placement fee related to
             terminated equity credit line                                     1,363,975              -
 Noncash operating expense related to the issuance of warrants                   399,304              -
 Noncash expense related to treasury stock                                       227,500              -
             Loss on disposal of fixed assets                                    365,383              -
             Provision for inventory obsolescence                                237,250        683,750
             Noncash interest expense related to beneficial
                  conversion feature of debt                                     575,224        712,550
             Noncash interest expense related to notes payable                    66,506         22,234
             Noncash stock-based compensation                                          -        259,534
             Noncash operating expense related to consulting fees                113,683        578,125
             Noncash operating expense related to payroll
                and directors' fees                                               31,843        365,129
             Noncash gain related to settlement of capital lease obligation      (97,500)             -
             Noncash income related to equity warrant liability               (1,893,852)             -
             Noncash income related to change in accounting principle         (2,598,813)             -
             Changes in current assets and liabilities:
                 Accounts receivable                                              (4,282)        31,500
                 Prepaid expenses                                                      -         24,000
                 Inventory                                                    (2,021,427)      (229,554)
                 Accounts payable                                              1,456,378        (43,728)
                 Other current liabilities                                       736,901       (413,053)
                                                                           --------------  ------------
                     Net cash used in operating activitities                  (4,073,844)    (3,016,825)

 Cash flows from investing activities:
    Purchase of fixed assets                                                    (574,083)       (48,567)
                                                                           --------------  ------------
                     Net cash used in investing activitities                    (574,083)       (48,567)

 Cash flows from financing activities:
    Proceeds from short-term borrowings                                           54,000        200,000
    Payments on short-term borrowings                                            (54,000)     (100,000)
    Proceeds from long-term debt                                               5,686,000      1,634,980
    Principal payments on long-term debt and capital lease obligations          (592,500)       (90,000)
    Proceeds from issuance of common stock                                        30,000      1,060,000
    Proceeds from exercise of common stock warrants                                    -        136,101
    Proceeds from exercise of common stock options                                     -          2,775
    Proceeds from preferred stock offering, net of offering costs                919,654        369,000
    Financing and debt issue costs                                            (1,233,605)      (137,481)
                                                                           --------------  ------------
                     Net cash provided by financing activitities               4,809,549      3,075,375

 Net increase (decrease) in cash and cash equivalents                            161,622          9,983
 Cash and cash equivalents, beginning of year                                     10,366            383
                                                                           --------------  ------------
 Cash and cash equivalents, end of year                                    $     171,988   $     10,366
                                                                          =============== ==============

 The accompanying notes are an integral part of these financial statements

                             CELERITY SYSTEMS, INC.


                          NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND NATURE OF BUSINESS

       Celerity Systems, Inc. (the "Company"), a Delaware corporation, designs, develops, integrates, installs, operates and supports interactive video services hardware and software ("interactive video"). The Company also designed, developed, installed, and supported CD-ROM software products for business applications. In February, 1998 the Company began to scale back the CD-ROM segment to a maintenance mode of operations and in February, 2001 completed the sale of this segment (Note 4). In the interactive video services area, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market niches. The sales of interactive video products are made direct to its customers, except for the education market which is conducted through a network of distributors.

       The  Company  had  one  interactive   video  customer  that   represented
       approximately 75% of the Company's revenues in 2001. The Company had no revenues in 2000.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased as cash equivalents. The Company places its temporary cash investments principally in bank repurchase agreements and money market accounts with one bank.

       CONCENTRATION OF RISK - The Company maintains checking accounts at financial institutions located in Tennessee. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 each. The amounts held for the Company occasionally exceed that amount.

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

       INVENTORY - Inventory is stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. The Company has accrued an allowance for obsolete inventory of approximately $237,250.

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

       DEBT OFFERING COSTS - Debt offering costs are related to private placements in 2001 and 2000, are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date immediate recognition is made of the remaining unamortized cost through a charge to amortization expense. Amortization expense related to these costs was $198,633 and $204,894 in 2001 and 2000 respectively.

       REVENUE RECOGNITION - The Company records revenues upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. The Company records sales for services upon the completion of training, ratable over the life of any maintenance or support agreement and in the current period for any access or rental fees. The Company's general sales terms require a deposit with the order and balance upon delivery, except for educational sales which are handled on a net 30 basis.

       RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred. No expenses were recorded for the years ended December 31, 2001 and 2000.

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

       CHANGE IN ACCOUNTING PRINCIPLES - In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company.

       Effective June 30, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of June 30, 2001, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle. For the year ended December 31, 2001, a total mark-to-market adjustment of $4,492,665 was recorded as income on equity warrant liability for those contracts that existed as of December 31, 2001.

       The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

       The  Company  has  adopted  the  provisions  of FASB  Statement  No.  140
       "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle resulted in the re-establishment of $163,605 in accounts payable written off during the year.

       The Company has adopted the provisions of SFAS No.'s 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

       SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

       SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

       While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 142 on the Company's financial statements, when it becomes effective, will not be significant.

       On August 16, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

       On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

       SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

       While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

       LONG-LIVED ASSETS - In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any changes in estimated useful life are recorded prospectively and any impairment adjustments are recorded as expense in the period the impairment occurs. The amount of any impairment considered necessary would be determined by comparing the book available at the time, depending on the stage of development of the line of business and the Company's intentions at the time an impairment adjustment were considered necessary.

       ADVERTISING - The Company follows the policy of charging the costs of advertising to expense as incurred. STOCK OPTIONS - As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

       VALUATION OF OPTIONS AND WARRANTS - The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier
       (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

3.     GOING CONCERN

       The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses. Since inception in January, 1993 through December 31, 2001 of $36,948,900, and continues to suffer cash flow and working capital shortages. As of December 31, 2001, the Company had a negative net working capital of approximately $1,280,000. These factors taken together with the lack of sales and the absence of significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern.

       The Company has focused on attempting to obtain the necessary capital to maintain its operations. Additionally, the Company has narrowed its sales efforts to those which it believes have the best chance of closing in the near term. In the first quarter of 2002, the Company received gross proceeds from private placements of convertible debt totaling $400,000 and Series D Convertible Preferred Stock totaling $54,000. These funds should enable the Company to operate for the next few months, however, additional financing will be necessary to sustain our operations and achieve our business plan. The Company is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors. The Company has also received orders to provide its DigiKnow Digital Education System to an Ohio school. However, there can be no assurance as to the receipt or timing of revenues from operations including revenues from these contracts or that management will be able to find a strategic investor or secure the additional financing necessary to sustain operations or achieve its business plan.

       The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.     DISCONTINUED SEGMENT

       In February 1998, the Company decided to scale back its CD-ROM segment to a maintenance mode of operations. The Company developed a formal plan of disposal that became effective in May 1998. The segment had revenues of

       $-0- and $70,070 in 2001 and 2000, respectively. In February, 2001 the Company sold the assets of its CD-ROM segment for 20 preferred shares of the buyer, which are convertible to common shares on a scheduled basis over a two-year period. As the Company had written the assets of this segment down to zero, and the fair value of the shares of the buyer is not currently determinable, no gain or loss on this sale was recorded.

5.     INVENTORY

       Inventory at December 31, 2001 and 2000, consists of:

                                                                  2001
                                                            ----------------
       Raw materials                                          $1,690,564
       Finished goods                                            731,020
                                                              -----------
                                                               2,421,584
       Reserve for lower of cost or market                      (237,250)
                                                              -----------
                                                              $2,184,334
                                                              ===========

       During 2001, the Company wrote inventory down to an estimated net realizable value. This write down amounted to $237,250 in 2001. The write down results from a lower of cost or market valuation on certain parts and finished goods.

6.     PROPERTY AND EQUIPMENT

       Substantially all property and equipment of the Company is comprised of computers and computer-related equipment, therefore, all property and equipment is included in one category entitled "Property and equipment, net." Cost and related accumulated depreciation for December 31, 2001, are as follows:

                                                                  2001
                                                            ----------------
       Property and equipment                                 $ 481,003
       Accumulated depreciation                                (228,717)
                                                              -----------
       Property and equipment, net                            $ 252,286
                                                              ===========

       Depreciation expense in 2001 and 2002 was $56,789 and $52,877, respectively. During the year equipment was purchased to be used in connection with multi-housing market projects. The Company has terminated these projects due to the high cost of purchasing the equipment and the relatively slow expected return on investment. The Company recorded a loss on disposable of fixed assets of $365,383 in connection with these projects.


7.     INCOME TAXES

       The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 2001 and 2000, are as follows:

                                                    2001             2000
                                              ----------------------------------
       Current:
             Inventory reserve                     90,000           286,000
             Other                                 53,000            56,000
                                                -----------       ----------
                                                  143,000           342,000
       Valuation allowance for net current
       deferred tax assets                       (143,000)         (342,000)
                                                -----------       -----------
          Total net current deferred tax asset   $   - -           $    - -
                                                ===========       ===========

       Noncurrent:
          Net operating loss and research
          credit carryforwards                 $ 12,323,000      $10,717,000
          Stock based compensation                  819,000          879,000
          Property and equipment                     (8,000)          (5,000)
                                               -------------     ------------
                                                 13,134,000       11,591,000
       Valuation allowance for net noncurrent
       deferred tax assets                      (13,134,000)     (11,591,000)
                                               -------------     ------------
          Total net noncurrent deferred tax
          asset                                $      - -        $     - -
                                               =============     ============

       As a result of significant historical pretax losses, management can not conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset.

       In 2001 and 2000, income tax expense allocated to discontinued operations was $-0- and $13,000 respectively. The Company recorded a full valuation allowance for this item.

       The Company's income tax benefit differs from that obtained by using the federal statutory rate of 34% as a result of the following:

                                                       2001            2000
                                                  --------------   -------------
       Computed "expected" tax (benefit)          $(1,312,000)     $(1,798,000)
       State income tax (benefit), net of federal
       income tax benefit                            (105,000)        (209,000)
       Change in valuation allowance                1,344,000        1,949,000
       Permanent differences and other                 73,000           58,000
                                                  --------------   -------------
                                                  $     - -          $     - -
                                                  ==============   =============

       At December 31, 2001, the Company has approximately $32,302,000 of net operating loss carryforwards which in certain circumstances could become limited due to a change in control. These amounts are available to reduce the Company's future taxable income and expire in the years 2008 through 2021.

8.     COMMON STOCK WARRANTS

       1996 WARRANTS

       In the second quarter of 1996, the Company sold units in a private placement offering to outside investors. In connection with this placement, the agent received warrants to purchase 35,556 shares of common stock at $10.31 per share. The 1998, 1999, 2000 and 2001 convertible debenture issuances triggered the antidilution provisions of the 1996 warrant agreement. An additional 29,820 warrants have been issued and the exercise price has been lowered to $5.61. These warrants expire in July 2002. Pursuant to the terms of these warrants, additional shares were to be issued upon exercise and the exercise price of the related warrants was lowered. The total value of the warrants remained constant, therefore, no accounting entry was required.

       1997 WARRANTS

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

       2001 WARRANTS

       In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants to purchase 4,600,000 shares of common stock have an exercise price of $.10 per share and are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock. The Company allocated $132,000 of the proceeds to the warrants based on their relative fair value. The value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.77%, expected dividends of zero, volatility of 219.79% and expected lives of up to three years. The Company will record accretion as of the effective date of conversion.

       On June 14, 2001, the Company entered into an Equity Line of Credit pursuant in which the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. (Note 10) For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 3 lowest closing bid prices on which our common stock is traded for the 5 days immediately following the notice date. The consultant received warrants to purchase 3,500,000 shares of common stock at an exercise price of $0.10 The fair value of these warrants was recorded as a equity placement fee. The value of the warrants, $1,363,975, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 278.99% and expected lives of up to five years. These warrants expire in June 2006. In accordance with EITF 00-19, the Company has recorded an equity warranty liability of $1,363,975 in connection with these warrants. As the number of shares which may be issued upon conversion of the convertible debentures is indeterminate, a sufficient number of authorized but unissued shares may not be available. As a result, the Company has recorded a mark-to-market adjustment of $1,297,896 in 2001, which has been reflected as income on equity warrant liability. In January, 2002 the Company terminated the Equity Line of Credit due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result the remaining unamortized portion of the equity placement fee was immediately recognized as amortization expense.

       In August 2001, the Company placed $1,586,000 of 4% convertible debentures. In connection with this placement, the agent received warrants to purchase 2,500,000 shares of common stock at $0.10 per share. The warrants issued were for consulting fees in conjunction with the issuance of the debentures and are accounted for as a cost of financing to be amortized over the 5 year life of the debentures. The value of the warrants, $344,951, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 207.44% and expected lives of up to five years.

       In September 2001, Celerity issued warrants to Internet Finance to purchase 500,000 shares of Celerity common stock. These warrants were charged to operations as consulting expense. The value of the warrants, $48,978, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.00%, expected dividends of zero, volatility of 279.34% and expected lives of up to three years. One-half of these warrants have an exercise price of $0.15 per share and one-half have an exercise price of $0.25 per share. In addition, Celerity is obligated to issue to Internet Finance warrants to purchase additional shares of common stock if Celerity is successful in obtaining financing arranged by Internet Finance. For each $500,000 of capital received by Celerity, Internet Capital will receive warrants to purchase 250,000 shares of common stock at $0.15 per share. Internet Finance will also receive cash compensation of 2.5% of all funds received by Celerity under the contract.

       During 2001, the Company received $54,000 in short-term financing from an individual who is a member of the Board of Directors (Note 10). In connection with these notes, the individual received warrants to purchase 54,000 shares of common at $0.20 per share. These warrants were charged to operations as interest expense. The value of the warrants, $5,375, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.00% or 7.00%, expected dividends of zero, volatility range of 207.57% and 213.81% and expected lives of up to two years These warrants expire between February and September, 2003.

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

10.    NOTES PAYABLE, LONG TERM DEBT AND EQUITY LINE OF CREDIT

       NOTES PAYABLE - RELATED PARTY

       In April 2000, the Company received $195,000 from an individual who later became a member of the Company's Board of Directors. The note is due in April 2002 and bears interest at 9%. In addition, warrants were issued with a fair value of $59,291. The unamortized debt discount associated with these warrants is $7,411 and is shown as a reduction of the $125,000 note outstanding at December 31, 2001.

       LONG TERM DEBT

       In October and November 1998, the Company placed $450,000 of 7% notes. Each note holder is entitled to royalties of fifty cents per $100,000 invested (pro rated for lesser investments) for each T 6000 set top box sold during a period of up to five years. Of the total notes placed, $300,000 were converted into common stock upon the closing of a private offering in the first half of 2000 (included in note 9) and the remainder are due in October 2001. There was $150,000 outstanding at December 31, 2001 and 2000. On October 27, 2001, the Company defaulted on payments due of $150,000, plus accrued interest, on the royalty notes payable. Written demand has been received from one of the two note holders. The Company is seeking to make arrangements with these note holders.

       In January, February and March 1999, the Company sold $600,000 in a private placement offering to outside investors. Investors in the private placement received 9% convertible debentures with a principal amount equal to the amount of the investment and a term of two years. The debentures are convertible into the Company's common stock at a price equal to the lesser of (i ) 75% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) four times the five-day average closing bid price for the five days immediately preceding the date of closing. The Company may redeem the debentures at prices that range from 115% to 125% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity. At December 31, 2001, $590,000 of the debentures had converted to shares of common stock and $10,000 had been redeemed. At December 31, 2001 and 2000, there was $-0- and $300,000 outstanding of these 9% debentures, respectively.

       In November and December 1999, the Company sold $314,980 in a private placement offering to outside investors. Investors in the private placement received 4% convertible debentures with a principal amount of $110,000 and 8% convertible debentures with a principal amount of $204,980, both with a term of three years. The debentures are convertible into the Company's common stock at a price equal, at the Debenture holders option, either, (i ) 65% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) $0.75 cents per share for the 4% debentures or $0.50 per share for the 8% debentures. The Company filed a Registration Statement that became effective within 90 days of the Closing Date The Company has the right to redeem in part or in full any outstanding debentures at 135% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity. At December 31, 2001, $314,980 of the debentures had converted to shares of common stock. At December 31, 2001 and 2000, there was $-0- and $49,599 outstanding of these debentures, respectively.

       The Company issued $629,980 aggregate principal amount of 8% convertible debentures in the first quarter of 2000. The Debentures have a term of three years and are convertible into the Company's common stock at a price, at the option of the holder, equal to either (I) 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion, or (ii) $1.50 per share. Celerity may redeem the debentures at a redemption price of 125% of the principal amount, plus accrued interest. All outstanding principal and interest is subject to mandatory conversion three years after issuance. At December 31, 2001, $629,980 of the debentures had converted to shares of common stock and $-0- remained outstanding.

       EQUITY LINE OF CREDIT

       Effective September 30, 1999, the Company entered into $5,000,000 Line of Credit Agreement. Pursuant to the Line of Credit Agreement the Company could issue and sell up to $5,000,000 principal amount of 4% Convertible Debentures during a period beginning on the effective date of a registration statement covering the common stock underlying the Convertible Debentures and ending September 30, 2000. The amount of the drawdown is subject to the satisfaction of certain conditions, including conditions relating to the trading volume of the Company's common stock and is limited to a maximum of $500,000 per calendar month. During the period ended September 30, 2000, the Company had issued $550,000 of these debentures. On October 16, 2000 the agreement was renewed for a term ending October 31, 2001 and the maximum amount of debentures which may be issued was increased to a cumulative $10,000,000. On October 31, 2001 the agreement was renewed for an additional term ending December 31, 2001. Between the initial renewal date and December 31, 2001, the Company has issued $6,141,000 of additional debentures.

       The Company issued $5,686,000 aggregate principal amount of 4% convertible debentures in 2001 and $1,005,000 in 2000 under this agreement. The debentures have a term of five years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. As of December 31, 2001, $1,715,000 of the debentures had converted to shares of common stock and $540,000 had been redeemed. At December 31, 2001 and 2000, there was $4,436,000 and $300,000 outstanding of these 4% debentures, respectively.

       On June 14, 2001, the Company entered into an Equity Line of Credit pursuant to which the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. (Note 8) For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 3 lowest closing bid prices on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by the Investor, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. Celerity may request an advance every ten trading days. A consulting fee of 10% of each advance will be paid upon closing each of the sales under this agreement. The Company has not drawn any advances under this agreement at December 31, 2001.

       In January, 2002 the Company terminated the Equity Line of Credit entered into on June 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, we do not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 under the 1999 Line of Credit Agreement. We are required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of our failure to time file such registration statement and have it declared effective by the Securities and Exchange Commission. We have accrued $626,400 as additional interest expense for this item.

       BENEFICIAL CONVERSION FEATURES OF DEBT

       The Company recognized a beneficial conversion feature for the various convertible debentures issued in 2001 and 2000 as discount on the convertible debentures and as additional paid-in capital. This discount of $2,151,794 and $651,104 for 2001 and 2000 respectively, will be amortized as a non-cash interest expense over the five-year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount is immediately recognized as a non-cash interest expense. Non-cash interest expense amounted to $575,224 and $712,550 for the years ended December 31, 2001 and 2000, respectively.

       CAPITAL LEASE OBLIGATIONS

       In April 1998, the Company incurred capital lease obligations of approximately $259,000 for certain equipment. Monthly payments of principal and interest of $9,541 were due through 2001 with $82,628 past due at December 31, 1999. The equipment was returned to the lessor as part of the relocation of the Company's facilities (Note 6). The Company agreed to a final settlement in 2001 which resulted in a gain from cancellation of debt in the amount of $71,864. This item is reflected as an extraordinary item on the Statement of Operation. At December 31, 2001, $-0- was outstanding.

       The maturities of the Company's long-term debt as of December 31, 2001, are as follows:

        2001                                          $150,000
        2002                                               -0-
        2003                                               -0-
        2004                                               -0-
        2005                                               -0-
        2006                                         4,436,000
                                                    -----------
                                                     4,586,000
                             Less debt discount     (1,605,832)
                           Less current portion       (150,000)
                                                    ------------
       Total long-term debt and capital lease
       obligations                                  $2,830,168
                                                    ============

11.    PREFERRED STOCK

       REDEEMABLE CONVERTIBLE PREFERRED STOCK

       SERIES A

       In August 2000, the Company consummated a private placement of 41 shares of Series A redeemable convertible preferred stock, at $10,000 per share, resulting in net proceeds of approximately $369,000. In addition warrants with a fair value of $200,000 were issued to the placement agent and were recorded as a cost of the offering.

       The preferred stock is convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.40 per share or (ii) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of conversion. The preferred stock became convertible no earlier than 90 days from its issuance or the date of effectiveness of a registration statement registering the common stock into which the preferred stock is convertible. All shares of preferred stock outstanding on August 31, 2002 convert into shares of common stock as if holders of such shares had delivered a conversion notice effective at such date. At December 31, 2001, $410,000 face value of the preferred stock had converted to shares of common stock.

       The holders of two-thirds of the Preferred Stock can require the Company to redeem their shares upon the occurrence of any of the following events: (a) a merger where the Company is not the surviving entity, (b) a sale of all or substantially of the Company's assets, (c) failure to maintain an effective registration statement, or (d) failure to comply with certain other covenants. The amount payable upon such redemption ranges from liquidation value to a premium of up to 120%. The Company, at its option, can redeem the Preferred Stock upon payment of 125% of the liquidation value. In 2000, the Company accreted the carrying value of its Preferred Stock to 120% of liquidation value by increasing the accumulated deficit by $298,966. As the remaining preferred stock converted in 2001, there was no accretion recorded.

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

       CONVERTIBLE PREFERRED STOCK

       SERIES B

       In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Convertible Preferred Stock resulting in gross proceeds of $230,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock and have an exercise price of $.10 per share. The company allocated $132,000 of the proceeds to the warrants based on their relative fair value. As this Series B is considered perpetual preferred stock, accretion of the $132,000 is reflected over the period from the date of issuance to the earliest conversion date resulting in full accretion during 2001. The resulting $98,000 beneficial conversion feature of the preferred stock will be reflected as a dividend and also amortized fully in 2001.

       The Company also consummated an additional private placement of 72 shares of Series B Convertible Preferred Stock resulting in gross proceeds of $720,000, and issued an additional 5 shares having a value of $50,000 as payment for certain accounts payable and accrued wages. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. The beneficial conversion feature of $679,654 will be reflected as a dividend from the date of issuance to the earliest conversion date. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The Company will record accretion up to the redemption value in the period from date of issuance to the earliest conversion date. As this Series B is considered perpetual preferred stock, accretion of the $770,000 is reflected in full as accretion during 2001. As of December 31, 2001, $50,000 face value of the preferred stock had converted to shares of common stock.


       SERIES C

       In the fourth quarter of 2001, the Company consummated a private placement of 6 shares of Series C Convertible Preferred Stock resulting in gross proceeds of $60,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.04 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.

       On the date of issuance of the Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock is convertible. The Company recorded a $60,000 dividend relative to the beneficial conversion feature. As this Series C is considered perpetual preferred stock, amortization of the $60,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during 2001.

       The total amount that would be required for redemption for the Series B and Series C convertible preferred stock is as follows":

        2002                                                  $       --
        2003                                                   1,010,000
                                                             -------------
        Total required redemption for the Series B
        and Series C convertible preferred stock              $1,010,000
                                                             =============
12.    STOCK OPTIONS

       The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 178,929 options to acquire common shares of which 42,000 and 37,500 were outstanding at December 31, 2001 and 2000, respectively. In 1997, the Company established an additional stock option plan under which 200,000 options to acquire common shares were reserved for issuance. There were options to purchase 99,938 and 159,483 shares outstanding under the 1997 plan at December 31, 2001 and 2000, respectively. In 2001, the Company established an additional stock option plan under which 10,000,000 options to acquire common shares were reserved for issuance. There were options to purchase 3,596,000 shares outstanding under the 2001 plan at December 31, 2001.

       Options granted under these plans subsequent to the 1997 initial public offering generally vest over three years and expire ten years from the date of grant, except for the 2001 plan which vests 25% at date of grant and the balance ratable over three years.

       The Company has also granted options to members of the Company's Board and to members of management which are outside the 1995 and 1997 plans. There were 478,200 and 499,200 of these options which remain outstanding at December 31, 2001 and 2000, respectively. These options generally vest over 3 years and expire ten years from date of grant.


                                                           2001                                  2000
                                            -------------------------------------    --------------------------------
                                                             Weighted Average                    Weighted Average
                                                 Options      Exercise Price          Options     Exercise Price
                                                 -------     ----------------         -------    ----------------
        Outstanding at beginning of year           696,183        $ 0.93               715,620         $ 0.89
        Granted                                  3,661,000          0.08               143,763           0.76
        Exercised                                        -             -               (87,500)          0.59
        Forfeited                                 (141,045)         1.63               (75,700)          0.69
                                                 ----------                            --------

        Outstanding at end of year               4,216,138        $ 0.16               696,183         $ 0.93
                                                 ==========                            ========

        Options exercisable at year end          1,380,924        $ 0.31               507,407         $ 0.90

       The weighted-average fair value per option granted during the year was $0.08 and $0.62 for the years ended December 31, 2001 and 2000, respectively.

       The following table summarizes information about stock options at December 31, 2001:

                                         Options Outstanding                    Options Exercisable
                                ------------------------------------------   --------------------------
                                                      Weighted-Average
                                   Number                Remaining                     Number
       Exercise Prices         Outstanding           Contractual Life               Outstanding
       ----------------------  ------------          ------------------          ------------------
       $ 0.05                                             9.07                              --
                                       5,000
       $ 0.08                      3,596,000              9.86                         899,000
       $ 0.16                         55,000              9.24                              --
       $ 0.17                         20,000              8.86                           6,600
       $ 0.35                         40,000              8.80                          13,200
       $ 0.66                         15,000              7.70                          10,050
       $ 0.69                        413,400              5.42                         413,400
       $ 0.91                         15,000              8.59                           4,950
       $ 1.25                         34,349              8.59                          11,335
       $ 1.63                          1,538              6.50                           1,538
       $ 2.13                         20,000              6.02                          20,000
       $ 2.94                            851              6.35                             851
                              -----------------                               -------------------
                                   4,216,138                                         1,380,924
                              -----------------                               -------------------

       The Company recorded no compensation expense related to options granted in 2001 and 2000, as the exercise price of the options was equal to the fair market value of the Company's common stock at grant dates. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below at December 31:

                                       2001                       2000
                               -----------------------  ------------------------
                                  As                       As
                               Reported    Pro Forma    Reported      Pro Forma

        Net loss             $(3,731,361) $(4,010,506) $(5,287,499)  $5,377,256
        Net loss per share     $   (0.06)  $   (0.06)   $   (0.46)       (0.47)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2000; risk-free interest rate of 3.92% in 2001 and 6.77% in 2000, volatility between 205% and 268% in 2001 and  168%  and 200% in 2000 and  expected  lives  from two to ten  years.

13.    LOSS PER SHARE

       Basic loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 343,232,333 and 17,097,077 at December 31, 2001 and 2000, respectively, are not included in the computation of per share amounts in the periods because the Company reported a loss from continuing operations.

       Following is a reconciliation of the numerators and denominators of the basic earnings per share:

                                               2001              2000
                                         ---------------    ---------------
       Loss
         Basic:
           Loss attributable to common
           stockholders                   $ (4,791,361)       $(5,620,407)

       Shares
         Basic:
           Weighted-average common
           shares outstanding               63,632,359          11,465,200
                                          =============       =============

14.    CASH FLOWS

       Supplemental disclosure of cash flow information for the years ended December 31, 2001 and 2000, is as follows:

                                                  2001              2000
                                               ----------       -----------
       Cash paid during the year for:
       Interest                                  $ 456             $ 849

       Noncash investing and financing activities:

       2001

       The Company issued 1,282,873 shares of common stock with a value of $145,528 and 5 shares of Series B Redeemable Convertible Preferred Stock with a value of $50,000 as payment for certain consulting and directors' fees, payroll and accounts payable items.

       The Company issued 2,400,000 shares of common stock to Artesian Direct for its commitment to purchase $10 million of the Company's products or to provide $10 million of financing. These shares were valued at $0.17 per share of the date of issuance or $408,000. Based upon Artesian's failure to provide any funding or any orders as promised under the agreement and their continuing failure to show any probability of any orders or funding, the Company has demanded the return of these shares and fully amortized the value as an operating expense.

       The Company converted $1,686,349, including accrued interest, of the convertible debentures into 63,110,791 shares of common stock.

       The Company converted $140,911 of Series A Preferred Stock and $50,000 of Series B Preferred Stock into 6,360,203 shares of common stock.

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

       The Company converted $276,808 of Series A Preferred Stock into 4,695,453 shares of common stock.

15.    COMMITMENTS AND CONTINGENCIES

       The Company is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 and is pending before Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, has sued the Company for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain costs. In 2002, Merrill/New York Company obtained a summary judgment against the Company for $136,435. The Company intends to appeal this decision.

       In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.

       The Company leases office space under an operating lease. Future minimum lease payments by year, and in the aggregate, under this noncancelable operating lease at December 31, 2001, are as follows:

                            2002                 60,000
                            2003                  2,500
                                               ---------
                                               $ 62,500
                                               =========

       Rent expense for operating leases was $60,000 and $56,354 in 2001 and 2000, respectively.

16.    SUBSEQUENT EVENTS

       In January, 2002 the Company terminated the Equity Line of Credit entered into on June 14, 2001 (Note 10) due to delays in getting related shares registered and in order to pursue other types of financing arrangements.

       In the first quarter of 2002, the Company issued $400,000 principal amount of 4% convertible debentures under its Equity Line of Credit
       Agreement resulting in net proceeds of approximately $359,250. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $84,848 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures.

       In the first quarter of 2002, the Company consummated a private placement of 5.4 shares of Series D Convertible Preferred Stock resulting in gross proceeds of $54,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.01 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.

       On the date of issuance of the Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock is convertible. The Company recorded a $54,000 dividend relative to the beneficial conversion feature. As this Series D is considered perpetual preferred stock, amortization of the $54,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

       In the first quarter of 2002, the Company consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.

       On the date of issuance of the Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock is convertible. The Company recorded a $100,000 dividend relative to the beneficial conversion feature. As this Series E is considered perpetual preferred stock, amortization of the $100,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

       The Company is a defendant in a lawsuit brought by a supplier for non-payment of expenses. The action was brought on March 5, 2002 and is pending before Circuit Court of the State of Tennessee, County of Knox. In this action, the plaintiff, Metalade FL, Inc. has sued the Company for the non-payment of inventory purchases and is seeking approximately $103,000 in damages, plus interest and certain costs. The Company does not anticipate any material loss from this action and intends to defend it vigorously.

       In the first quarter of 2002, the Company issued 75,895,630 shares of common stock for conversion of convertible debentures and 2,644,768 shares of common stock as payment of certain payroll and accounts payable items.

17.    RELATED PARTY TRANSACTIONS

       REVENUES

       On March 5, 2001, we entered into a National Distributor Agreement for the education market with Kidston Communications, a company controlled by Edward Kidston, a director of our Company. Pursuant to the terms of this Agreement, Kidston Communications is the exclusive national distributor in the education market in the United States. The term of the Agreement is through December 31, 2003 and will automatically renew for additional three year periods unless one party notifies the other of its intent not to renew at least 30 days prior to the end of the then current term. The Agreement provides that Kidston Communications may purchase products from our Company at a five percent discount to list price, provided that the price is not higher than the price paid by other customers for like quantities of similar products and with similar terms and conditions. During 2001, we had sales of $87,800 to Kidston Communications.

       ACCRUED EXPENSES

       At December 31, 2001, the Company owes the President and Chief Executive Officer of the Company $68,906 in unpaid payroll.

       NOTES PAYABLE

       At December 31, 2001, the Company has an outstanding note payable to a member of the Company's Board of Directors in the amount of $125,000 (see
       Note 10).

       COMMON STOCK WARRANTS

       During 2001, the Company issued 54,000 warrants to a member of the Company's Board of Directors to purchase common stock in connection with short-term financing (see Note 8).

       During 2001, the Company issued 2,400,000 warrants to members of the Company's Board of Directors to purchase common stock in connection with the issuance of Series B Redeemable Convertible Preferred Stock (see Note
       8).

       STOCK OPTIONS

       During 2001, the Company issued 2,005,000 options to members of the Company's Board of Directors for services (see Note 12).

       PREFERRED STOCK

       During 2001, the Company issued 5 shares of Series B Convertible Preferred Stock with a value of $50,000 in lieu of payment of consulting and directors' fees, payroll and accounts payable to the President and Chief Executive Officer of the Company.

18.    TREASURY STOCK

       During the year ended December 31, 2001, the Company discovered that it no longer had possession of 337,364 shares of treasury stock. As a result, the Company has written off the cost basis value of the shares, or $227,500.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERITY SYSTEMS, INC.

/S/ KENNETH D. VAN METER
Kenneth D. Van Meter                              President and Chief Executive Officer           March 26, 2002


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                       DATE
-------------------------------------      ----------------------------------          ---------------

/s/ Kenneth D. Van Meter                   President, Chief Executive Officer          March 26, 2002
------------------------------------         and Chairman of the Board
Kenneth D. Van Meter                         (Principal Executive Officer)
                                             (Principal Financial Officer)


/s/ Edward Kidston                         Director                                    March 26, 2002
------------------------------------
Edward Kidston


/s/ Fenton Scruggs                         Director                                    March 26, 2002
------------------------------------
Fenton Scruggs


/s/ David Hultquist                        Director                                    March 26, 2002
------------------------------------
David Hultquist