Form 10QSB
period 2002-03-31
CELERITY SYSTEMS INC
filed 2002-05-20
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-QSB

         (MARK ONE)
      |X|   Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                                     For the quarterly period ended MARCH 31, 2002

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
(State or Other Jurisdiction of Incorporation                       (I.R.S. Employer Identification No.)
or Organization)

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

         There were 9,309,459 shares of Common Stock outstanding as of April 25 2002 after taking into account a one-for-twenty reverse stock split.


PART I

FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CELERITY SYSTEMS, INC.
 Balance Sheets
                                                                                         March 31, 2002
                                                                                           (unaudited)       December 31, 2001
                                                                                     --------------------------------------------
 Assets
    Cash                                                                                      $      111,107      $      171,988
    Accounts receivable                                                                                1,908               4,282
    Inventory, net                                                                                 2,192,111           2,184,334
                                                                                     --------------------------------------------
         Total current assets                                                                      2,305,126           2,360,604
 Property and equipment, net                                                                         236,330             252,286
 Debt offering costs, net of accumulated amortization of $280,617
   and $157,418, respectively                                                                        916,238           1,076,187
 Other assets                                                                                         20,900              20,900
                                                                                     --------------------------------------------
      Total assets                                                                            $    3,478,594      $    3,709,977
                                                                                     ============================================

 Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
 Accounts payable                                                                             $    2,095,965      $    2,114,855
 Accrued wages and related taxes                                                                      77,022              77,022
 Accrued interest                                                                                    897,360             768,995
 Other accrued liabilities                                                                           477,828             277,764
 Notes payable - Related party                                                                       125,000             117,589
 Equity warrant liability                                                                                  -             134,374
 Current maturities of long-term debt and capital lease obligations                                  140,000             150,000
                                                                                     --------------------------------------------
      Total current liabilities                                                                    3,813,175           3,640,599
 Long-term debt and capital lease obligations, less current maturities                             2,768,457           2,830,168
                                                                                     --------------------------------------------
      Total liabilities                                                                            6,581,632           6,470,767

 Commitments and contingencies (Notes 7 and 8)

 Series B convertible preferred stock, $.01 par value; authorized 100 shares; 95 shares issued and outstanding at
      March 31, 2002 and December 31, 2001                                                           950,000             950,000

 Series C convertible preferred stock, $.01 par value;  authorized 100 shares; 6 shares issued and outstanding at
      March 31, 2002 and December 31, 2001                                                            60,000              60,000

 Series D convertible  preferred stock,  $.01 par value;  authorized 100 shares;
      5.4 and 0 shares issued and outstanding at
      March 31, 2002 and December 31, 2001                                                            54,000                   -

 Series E convertible preferred stock, $.01 par value; authorized 100 shares; 10 and 0 shares issued and outstanding at
      March 31, 2002 and December 31, 2001                                                           100,000                   -


 Common stock, $.001 par value, 250,000,000 shares authorized,
      8,939,504 and 4,939,766 issued and outstanding
      at March 31, 2002 and December 31, 2001, respectively                                            8,939               4,940
Additional paid-in capital                                                                        34,303,178          33,079,315
Accumulated deficit                                                                             (38,579,155)        (36,948,900)
                                                                                     --------------------------------------------
      Total stockholders' deficit                                                                (4,267,038)         (3,770,790)
                                                                                     --------------------------------------------
      Liabilities, Convertible Preferred Stock and Stockholders' Deficit                      $    3,478,594      $    3,709,977
                                                                                     ============================================

 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited
                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                 -------------------------------------------
                                                                                              2002                 2001
                                                                                              -----                -----
   Revenues                                                                               $      2,234          $     2,400
   Cost of revenues                                                                                  -                3,240
                                                                                 -------------------------------------------
           Gross margin                                                                          2,234                (840)
   Operating expenses                                                                          822,009              654,956
                                                                                 -------------------------------------------
           Loss from operations                                                              (819,775)            (655,796)
      Interest expense                                                                       (762,037)             (68,494)
      Income on equity warrant liability (Note 8)                                              104,745                    -
      Other income                                                                                 812                1,425
                                                                                 -------------------------------------------
           Net loss                                                                        (1,476,255)            (722,865)
           Amortization of beneficial conversion feature and accretion of
redeemable convertible preferred stock    (Note 4)                                           (154,000)             (30,628)
                                                                                                       ---------------------
                                                                                 ----------------------
           Net loss attributable to common shareholders                                   $(1,630,255)          $ (753,493)
                                                                                 ===========================================

   Basic loss per common share (Note 2):
          Net loss per share                                                              $     (0.21)          $    (0.23)
          Amortization of beneficial conversion feature and accretion of
redeemable convertible preferred stock                                                          (0.02)               (0.01)
          Net loss attributable to common shareholders                                    $     (0.23)          $    (0.24)
                                                                                          ===========           ==========

              The accompanying notes are an integral part of these unaudited condensed financial statements.


CELERITY SYSTEMS, INC.
 Statement of Changes in Stockholders' Deficit
 For the Three Months Ended March 31, 2002
 Unaudited
                                                                                                                      Total
                                    Shares of                             Additional          Accumulated         Stockholders'
                                   Common Stock      Common Stock       Paid-In Capital         Deficit              Deficit
                                  ---------------    --------------    ------------------   -----------------    ---------------
Balances, December 31, 2001            4,939,766        $    4,940      $     33,173,170        $(36,948,900)     $  (3,770,790)
Issuance of convertible
debenture with beneficial
conversion feature                                                                84,848                                  84,848
Issuance of convertible
preferred stock with beneficial
conversion feature                                                               154,000                                 154,000
Issuance of common stock as
payment of certain payroll and
accounts payable items                   132,239               132                55,098                                  55,230
Conversion of convertible
debentures to shares of common
stock                                  3,867,499             3,867               806,433                                 810,300
Close out of Equity Warrant
Liability                                                                         29,629                                  29,629
Accretion of convertible
preferred stock                                                                                    (154,000)           (154,000)
Net loss                                                                                         (1,476,255)         (1,476,255)

                                  ---------------    --------------    ------------------   -----------------    ---------------
Balances, March 31, 2002               8,939,504        $    8,939      $     34,303,178        $(38,579,155)     $  (4,267,038)
                                  ===============    ==============    ==================   =================    ===============


 CELERITY SYSTEMS, INC.
 Condensed Statements of Cash Flows
 Unaudited
                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                        -----------------------------------------
                                                                                                    2002                2001
                                                                                                    ----                ----
 Cash flows from operating activities:
    Net loss                                                                                 $   (1,476,255)       $   (722,865)
    Adjustments to reconcile net loss to net
         Cash used in operating activities:
             Depreciation and amortization                                                           228,241              80,128
             Noncash interest expense related to beneficial
                  conversion feature of debt                                                         611,438              46,001
             Noncash interest expense related to notes payable                                             -              36,860
             Noncash operating expense related to consulting fees                                          -              17,990
             Noncash operating expense related to payroll
                and directors' fees                                                                        -              19,214
             Noncash income related to equity warrant liability                                    (104,745)                   -
             Changes in current assets and liabilities:
                 Accounts receivable                                                                   2,373             (1,000)
                 Inventory                                                                           (7,777)           (658,505)
                 Accounts payable                                                                     27,656             345,902
                 Other current liabilities                                                           359,112                 946
                                                                                        ----------------------------------------
                     Net cash used in operating activities                                         (359,957)           (835,329)
 Cash flows from investing activities:
    Purchase of fixed assets                                                                         (4,174)           (246,385)
                                                                                        ----------------------------------------
                     Net cash used in investing activities                                           (4,174)           (246,385)
 Cash flows from financing activities:
    Proceeds from short-term borrowings                                                                    -              15,000
    Payments on short-term borrowings                                                                      -            (15,000)
    Proceeds from long-term debt                                                                     400,000           1,790,000
    Principal payments on long-term debt and capital lease obligations                             (210,000)            (20,000)
    Proceeds from issuance of common stock                                                                 -              30,000
    Proceeds from preferred stock and warrant offerings, net of offering costs                       154,000             685,072
    Financing and debt issue costs                                                                  (40,750)           (158,239)
                                                                                        ----------------------------------------
                     Net cash provided by financing activities                                       303,250           2,326,833
 Net increase in cash                                                                               (60,881)           1,245,119
 Cash, beginning of period                                                                           171,988              10,366
                                                                                        ----------------------------------------
 Cash, end of period                                                                         $       111,107       $   1,255,485
                                                                                        ========================================


         The accompanying notes are an integral part of these unaudited condensed financial statements.


                             CELERITY SYSTEMS, INC.


NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of March 31, 2002 and 2001, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended December 31, 2001. All amounts and share totals have been restated to account for the one-for-twenty reverse stock split effective April 24, 2002.

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

         In October, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Adoption of this statement has not had a material impact on the Company.

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through March 31, 2002 the losses total approximately $38,579,000. As of March 31, 2002, the Company had a negative net working capital of approximately $1,508,000. These factors taken together with the lack of sales and the absence of significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern.

         The Company has focused on attempting to obtain the necessary capital to maintain its operations. Additionally, the Company has focused its sales efforts to those which it believes have the best chance of closing in the near term. In the first three months of 2002, the Company received gross proceeds from private placements of convertible debt totaling $400,000 and Series D and E Convertible Preferred Stock totaling $154,000. These funds enabled the Company to operate for the last few months, however, additional financing will be necessary to sustain its operations and achieve its business plan. The Company is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors. The Company has also received orders to provide five of its DigiKnow Digital Education Systems to schools in the Midwest. However, there can be no assurance as to the receipt or timing of revenues from operations including revenues from these contracts or that management will be able to find a strategic investor or secure the additional financing necessary to sustain operations or achieve its business plan.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


2.       LOSS PER SHARE

         Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average fully diluted common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive. At March 31, 2002, the number of shares excluded from the computation because of their anti-dilutive effect is approximately 32,896,300. Following is a reconciliation of the numerators and denominators of the basic earnings per share:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                          ------------------------------------
                                                                                  2002                2001
                                                                                  ----                ----
Loss
         Basic and diluted:
                  Income (loss) applicable to common stockholders             $(1,630,255)         $(753,493)

Shares
         Basic and diluted:
                  Weighted-average common shares outstanding                     7,063,884          3,181,652


3.       ISSUANCE OF CONVERTIBLE DEBENTURES

         The Company issued $400,000 aggregate principal amount of 4% convertible debentures in the first three months of 2002, resulting in net proceeds of approximately $359,000. The debentures have a term of five years and are convertible into the Company's common stock, at the option of the holder, at a price equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $84,848 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.


4.       ISSUANCE OF CONVERTIBLE PREFERRED STOCK

         SERIES D

         In the first quarter of 2002, the Company consummated a private placement of 5.4 shares of Series D Convertible Preferred Stock resulting in gross proceeds of $54,000. The Series D Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.01 per share (which conversion price was adjusted to $0.20 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law.

         On the date of issuance of the Series D Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $54,000 dividend relative to the beneficial conversion feature. The Series D Convertible Preferred Stock is considered perpetual preferred stock and, therefore, amortization of the $54,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

         SERIES E

         In the first quarter of 2002, the Company consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The Series E Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share (which conversion price was adjusted to $0.02 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law.

         On the date of issuance of the Series E Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $100,000 dividend relative to the beneficial conversion feature. The Series E Convertible Preferred Stock is considered perpetual preferred stock and, therefore, amortization of the $100,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

         The total amount that would be required for redemption for the Series D and Series E Convertible Preferred Stock is as follows:

                        2002                                                           $       --
                        2003                                                                   --
                        2004                                                              154,000
                                                                               -------------------
                        Total required redemption for the Series D
                        and Series E Convertible Preferred Stock                       $  154,000
                                                                               ===================


5.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the first three months of 2002, the Company issued 132,239 shares of common stock with a value of $55,230 as payment for certain payroll and accounts payable items.

         Also during the first three months of 2002, convertible debentures with outstanding principal and interest of $810,300 were converted into 3,867,499 shares of common stock.

         Also during the first three months of 2002, $7,411 of noncash interest expense was incurred relating to amortization of warrants issued in conjunction with certain notes payable.


7.       COMMITMENTS AND CONTINGENCIES

         In January 2002, the Company terminated the Equity Line of Credit entered into on June 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company is preparing a new registration statement which it intends to file in the second quarter of 2002.

         The Company is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 and is pending before the Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill /New York Company, sued the Company for the non-payment of financial printing fees. In 2002, Merrill/New York Company obtained a judgment for $136,435 against the Company. Such judgment has been fully accrued on the books of the Company. The Company intends to appeal the decision.

         In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. The Company intends to defend this action.

         On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company intends to defend this action.

         In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.


8.       SUBSEQUENT EVENTS

         On April 9, 2002, the Company held its Annual meeting of Shareholders. The shareholders approved a one-for-twenty reverse stock split. In addition, the shareholders approved an increase in the Company's authorized capital stock to 250,000,000 shares of common stock after taking into account the one-for-twenty reverse stock split. This reverse stock split became effective at the close of business on April 24, 2002.

         On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Kidston Communications is controlled by Ed Kidston, a director and shareholder of the Company. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. The Company is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount will be accounted for as an interest expense on the Company's financial statements. As of April 30, 2002, Kidston Communications has financed open purchase orders having a value of $485,941.

         In the second quarter of 2002, the Company issued 370,000 shares of common stock for conversion of Series B Preferred stock and 386,603 shares of common stock for conversion of convertible debentures, and issued 92,540 shares of common stock as payment of certain payroll and accounts payable items. Also, in the second quarter of 2002, the Company granted employees 302,500 options to purchase shares of common stock as compensation for services provided.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.


         INTRODUCTORY STATEMENTS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR COMPANY'S INDUSTRY, (D) OUR COMPANY'S FUTURE FINANCING PLANS AND (E) OUR COMPANY'S ANTICIPATED NEEDS FOR WORKING
CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED IN "BUSINESS RISK FACTORS" OF OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF
CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S PRODUCTS, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF RAW MATERIALS, AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.


         OVERVIEW

         Prior to 1998, our major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, we focused our sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

         We have continued to focus most of our development and production efforts since 1999 on the T 6000. In addition, we are seeking new projects using our digital video servers, which could be deployed with the T 6000 or other compatible set top boxes. In December 1999, we entered into a manufacturing agreement with Global PMX Company, Limited, which was terminated by us in November 2000. We have since entered into agreements with Nextek, Inc. in Madison, AL and IES in Gray, TN under which the T 6000 digital set top boxes will be manufactured.

         Management has also focused on attempting to obtain the necessary capital to maintain our operations. We are continuing to seek financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have focused our sales efforts to those which, we believe, have the best chance of closing in the near term. We continue to encounter a longer and more complex sales cycle than originally contemplated. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern.

         We had DE MINIMIS revenues in the three months ended March 31, 2002 and 2001.


         RESULTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

                  REVENUES

         We had revenues $2,234 for the quarter ended March 31, 2002, compared to $2,400 for the same period in 2001. The low level of sales is the result of constrained sales and marketing activities caused by cash shortages. We have begun focusing our sales efforts to those which, we believe, have the best chance of closing in the near term. In that regard, we have made progress in the education markets. In the three months ended March 31, 2002, we received orders from three schools for approximately $587,000 of products. These orders are not considered sales until we ship the products. Shipments are expected to occur in the second and third quarters of 2002. We market our product for the education market as the DigiKnow Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section.

                  COSTS OF REVENUES

         Costs of revenues were $-0- in the first quarter of 2002, compared to $3,240 in 2001. We had a gross margin of $2,234 in the first quarter of 2002, compared to a negative gross margin of $840 in the same period of 2001.


                  OPERATING EXPENSES

         Operating expenses for the three months ending March 31, 2002 were $822,009, compared to $654,956 for the same period in 2001. This increase results primarily from higher payroll costs in 2002 of approximately $151,000 and increased amortization of debt offering costs of approximately $140,000. These increases were partially offset by a decrease of approximately $59,000 in contract labor costs incurred for the development of software to be used in our interactive digital video system as these contractors were replaced by employees. Also, professional services decreased approximately $67,000 in the first quarter of 2002, compared to the same period in 2001.


                  INTEREST EXPENSES

         Interest expense in the first quarter of 2002 was $762,037, compared to $68,494 in the same period of 2001. Of these amounts, $611,437 and $43,853 in 2002 and 2001, respectively, are non-cash expenses incurred as a result of the amortization of a charge to interest expense for the beneficial conversion features of certain convertible debentures outstanding as of March 31, 2002. Additionally, the first quarter of 2002 was impacted by $119,831 of liquidated damages recorded due to the lack of having an effective registration statement relating to those same convertible debentures.


                  EQUITY WARRANT INCOME

         For the three  months  ended  March 31,  2002,  we had income on equity warrant liability of $104,745. This amount $represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding. The value of these warrants and the resulting mark-to-market adjustment was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 2.66%, expected dividends of zero, volatility of 253.58% and expected lives ranging from 1 month to 4 1/2 years.


         NET LOSS

         As a result of the above factors, we had a net loss of $1,476,255 or $0.21 per share, for the quarter ended March 31, 2002, compared to a net loss of $722,865, or $0.23 per share for the same period in 2001.

         We recognized a beneficial conversion feature for various convertible debentures outstanding at March 31, 2002 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at March 31, 2002, $1,079,243, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the three months ended March 31, 2002 and 2001, we had an amortization of beneficial conversion feature of $611,437 and $43,853, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

         In addition, we had outstanding convertible preferred stock. At issuance the conversion price of the Series D Convertible Preferred Stock was at a discount to the price of our common stock. The Series D Convertible Preferred Stock is considered perpetual preferred stock. As a result, we recorded a $54,000 dividend relative to the beneficial conversion feature of the Series D Convertible Preferred Stock. At issuance the conversion price of the Series E Preferred Stock was at a discount to the price of our common stock. The Series E Preferred Stock is considered perpetual preferred stock. As a result, we recorded a $100,000 dividend relative to the beneficial conversion feature of the Series E Preferred Stock.


         LIQUIDITY AND CAPITAL RESOURCES

         The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $111,107 as of March 31, 2002 and $171,988 as of December 31, 2001. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. These ongoing operations include the purchase of parts used in the production of our products. In addition, our need for cash includes satisfying current liabilities of $3,878,003, consisting primarily of accounts payable of $2,095,965, accrued wages and related taxes of $77,022, accrued interest of $897,360, other accrued liabilities of $477,828, notes payable of $125,000 and current portion of long-term debt and capital lease obligations of $140,000. These current liabilities include a judgment of $136,435 obtained by Merrill Corporation for non-payment of printing fees. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our ongoing operations and to satisfy the above obligations. Except for financing from Kidston Communications, we currently do not have any commitments for funding.

         In the first quarter of 2002, we issued $400,000 principal amount of 4% convertible debentures resulting in net proceeds of approximately $359,000, and consummated a private placement of 5.4 shares of Series D Redeemable Convertible Preferred Stock and a private placement of 10 shares of Series E Redeemable Convertible Preferred Stock resulting in gross proceeds of $54,000 and $100,000, respectively. On April 24, 2002, we entered into a purchase order financing arrangement with Kidston Communications. Kidston Communications is controlled by Ed Kidston, a director and shareholder of our company. Pursuant to this arrangement, Kidston Communications will purchase products and materials from us in sufficient quantities to fill open purchase orders. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from our products and materials. We are then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If any order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount will be accounted for as an interest expense on our financial statements. As of April 30 2002, Kidston Communications has financed open purchase orders having a value of $485,941.

         We are looking at several other options in terms of improving our cash shortage. We are continuing to seek to arrange financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have granted a security interest in our property to our landlord and granted a security interest in our personal property to our former legal counsel. Such security interest may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern.

         During the quarter ended March 31, 2002, we had a net decrease in cash and cash equivalents of $60,881. Our sources and uses of funds were as follows:

         CASH USED IN OPERATING ACTIVITIES. We used net cash of $359,957 in our operating activities in the three months ended March 31, 2002. Net cash used in operating activities resulted primarily from a net loss of $1,476,255 and non-cash income related to the equity warrant liability of $104,745. Our net cash used in operating activities was partially offset by depreciation and amortization expenses of $228,240, non-cash expenses of $611,438, an increase in accounts payable of $27,576 and an increase in other current liabilities of $359,112. The increase in other current liabilities includes $113,000 from deposits on new orders received. Accounts payable are expected to remain high until inventory levels can be reduced through sales.

         CASH USED IN INVESTING ACTIVITIES. We used net cash of $4,174 in investing activities in the three months ended March 31, 2002. This relates to the purchase of software for use in projects for the education market.

         CASH PROVIDED BY FINANCING ACTIVITIES. We received $303,250 in net cash from financing activities, consisting primarily of proceeds from long-term debt of $400,000 and preferred stock of $154,000. This was partially offset by principal payments on long-term debt and capital lease obligations of $210,000 and financing and debt issue costs of $40,750.

         Since our inception in January 1993 and through March 31, 2002, we have an accumulated deficit of $38,579,155. We expect to incur operating losses for the indefinite future as we continue to develop and market our technology. Since January 1, 2002, we have received three new orders for the sale of our Digital Education System to school systems in addition to one currently scheduled to deliver in the second quarter of 2002. As of March 31, 2002 our backlog of unfilled orders is approximately $722,000. We are currently bidding on nearly 40 schools, almost all in Ohio, and are working to add distributors nationwide. There can be no assurance as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         As of March 31, 2002, we had a negative net working capital of approximately $1,508,049. We have ceased purchasing any material amount of inventory until inventory levels can be reduced. We had no significant capital spending or purchase commitments at March 31, 2002 other than a facility lease and inventory component purchase commitments required in the ordinary course of its business.

         We have no existing bank lines of credit.

PART II

OTHER INFORMATION
-----------------

ITEM 1.  LEGAL PROCEEDINGS.

         There is no pending litigation against us, other than those claims described below:

         o We have a judgment against us for the non-payment of printing expenses. The action was brought on January 30, 2001 and is pending before Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, has sued us for the non-payment of financial printing fees. In 2002, Merrill/New York Company obtained a judgment for $136,435 against us. We intend to appeal this decision.

         o In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued us for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. We intend to defend this action.

         o On February 14, 2002, Metalade FL, Inc. sued us for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. We intend to defend this action.

         o On October 27, 2001, we defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. We are seeking to make arrangements with these note holders. In addition, certain creditors have threatened litigation if not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a), (b) and (d)  None.

         (c)               SALES OF UNREGISTERED SECURITIES.

         In January 2002, we issued $400,000 of convertible debentures, from which we received net proceeds of approximately $359,000. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price equal to 75% of the average closing bid price of our common stock for the 5 days prior to conversion. At our option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder.

         In the first quarter of 2002, we consummated a private placement of 5.4 shares of Series D Convertible Preferred Stock resulting in gross proceeds of $54,000. The Series D Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.01 per share, (which conversion price was adjusted to $0.20 per share for the reverse stock split on August 24, 2002, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, we will offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law.

         On the date of issuance of the Series D Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. We recorded a $54,000 dividend relative to the beneficial conversion feature. The Series D Convertible Preferred Stock is considered perpetual preferred stock and, therefore, amortization of the $54,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

         In the first quarter of 2002, we consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The Series E Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share (which conversion price was adjusted to $0.02 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, we will offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law.

         On the date of issuance of the Series E Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. We recorded a $100,000 dividend relative to the beneficial conversion feature. The Series E Convertible Preferred Stock is considered perpetual preferred stock and, therefore, amortization of the $100,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         On October 27, 2001, we defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. We are seeking to make arrangements with these note holders. In addition, certain creditors have threatened litigation if not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our company held an annual meeting of its shareholders on April 9, 2002. At the annual meeting, the shareholders voted to (i) elect the board of directors and (ii) amend the Certificate of Incorporation to effect a one-for-twenty reverse stock split of the issued and outstanding common stock, whereby each twenty shares outstanding would thereafter represent a single share of stock and (iii) amend the Certificate of Incorporation to increase the authorized capital stock to 250,000,000 shares of common stock (after taking into account the one-for-twenty reverse stock split). The directors elected at the meeting were: Kenneth D. Van Meter, Fenton Scruggs, Edward Kidston and David Hultquist.

                  At  the  annual  meeting,  the  shareholders   re-elected  the
following directors named in the following table by the vote set forth in such table.


          NAME:                           FOR:        AGAINST:      ABSTAIN:
          -----------------------    -----------    -----------    ----------

          Kenneth D. Van Meter       180,667,077       --               --

          Fenton Scruggs             180,667,077       --               --

          Edward Kidston             180,667,077       --               --

          David Hultquist            180,667,077       --               --

                  At the annual meeting, the shareholders also approved the following matters by the vote set forth in such table.


MATTER:                                   FOR:           AGAINST:      ABSTAIN:

One-for-Twenty Reverse Stock Split    180,667,077         --             --

Increase Authorize Capital Stock      179,826,278         840,799        --

ITEM 5.  OTHER INFORMATION.

                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

EXHIBIT NO.   DESCRIPTION                                           LOCATION
-----------   ------------------------------------------------      -------------------------------------------------

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

3.4           Certificate of Designation of Series D Preferred       Incorporated by reference to Exhibit 3.4 to the
              Stock                                                  Form 10-KSB for the year ended December 31, 2001
                                                                     filed with the SEC on March 27, 2002

3.5           Certificate of Designation of Series E Preferred       Incorporated by reference to Exhibit 3.5 to the
              Stock                                                  Form 10-KSB for the year ended December 31, 2001
                                                                     filed with the SEC on March 27, 2002

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


EXHIBIT NO.   DESCRIPTION                                           LOCATION
-----------   ------------------------------------------------      -------------------------------------------------
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


EXHIBIT NO.   DESCRIPTION                                           LOCATION
-----------   ------------------------------------------------      -------------------------------------------------
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


EXHIBIT NO.   DESCRIPTION                                           LOCATION
-----------   ------------------------------------------------      -------------------------------------------------
10.12         Memorandum of Understanding, dated April 25,           Incorporated by reference to Exhibit 10.12 to
              1996, between Integrated Network Corporation and       the Registration Statement on SB-2 filed with
              Celerity                                               the SEC on August 13, 1997

10.13         Letter of Agreement, dated March 31, 1993,             Incorporated by reference to Exhibit 10.13 to
              between Celerity and Herzog, Heine & Geduld, Inc.      the Registration Statement on SB-2 filed with
              and Development Agreement attached thereto             the SEC on August 13, 1997

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

EXHIBIT NO.   DESCRIPTION                                           LOCATION
-----------   ------------------------------------------------      -------------------------------------------------
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


EXHIBIT NO.   DESCRIPTION                                           LOCATION
-----------   ------------------------------------------------      -------------------------------------------------
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

10.45         Termination Agreement                                  Incorporated by reference to Exhibit 10.45 to
                                                                     the Form 10-KSB for the year ended December 31,
                                                                     2001 filed with the SEC on March 27, 2002

10.46         Letter Agreement dated as of April 26, 2002            Provided herewith
              regarding the Purchase Order Financing


         (B)      REPORTS ON FORM 8-K.

                  On December 11, 2001, Celerity filed a Form 8-K regarding the dismissal of PricewaterhouseCoopers LLP as its independent certified public accountant. The Form 8-K also stated that Celerity engaged HJ & Associates, LLC as its new independent certified public accountant.

                  On April 10, 2002, Celerity filed a Form 8-K announcing the results of its annual shareholders' meeting.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 20, 2002                  CELERITY SYSTEMS, INC.


                                        By:/s/ Kenneth D. Van Meter
                                           ---------------------------
                                           Kenneth D. Van Meter