Form 10KSB/A
period 2001-12-31
CELERITY SYSTEMS INC
filed 2002-07-16
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT NO. 1 TO THE FORM 10-KSB

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


         In the fourth quarter of 2001, Celerity consummated a private placement of 6 shares of Series C Convertible Preferred Stock resulting in gross proceeds of $60,000. The preferred stock provides for preferential dividends at an annual rate of 8%. The Company has made no accounting entries to record dividends on preferred stock as the Board of Directors has not authorized their issuance. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.04 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, and subject to applicable law, Celerity shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.


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


         In the first quarter of 2002, Celerity consummated a private placement of 5.4 shares of Series D Convertible Preferred Stock resulting in gross proceeds of $54,000. The preferred stock provides for preferential dividends at an annual rate of 8%. The Company has made no accounting entries to record dividends on preferred stock as the Board of Directors has not authorized their issuance. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.01 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, and subject to applicable law, Celerity shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.


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

         In the first quarter of 2002, Celerity consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The preferred stock provides for preferential dividends at an annual rate of 8%. The Company has made no accounting entries to record dividends on preferred stock as the Board of Directors has not authorized their issuance. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, and subject to applicable law, Celerity shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.


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

RECENT DEVELOPMENTS


         As of December 31, 2001, we had cash on hand of $171,988 and negative working capital of approximately $(627,000). Our operations are financed primarily from the sale of debt and equity securities. For the forseeable future, we believe we will continue to rely primarily on external capital through equity financing and/or financing of purchase orders or accounts receivable to fund our operations. Since January 1, 2002 we have received new orders for the sale of our Digital Education System in addition to system scheduled to ship in the first quarter of 2002. Additionally, we are in the process of bidding on nearly 40 schools and are working to add distributors nationwide.

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

         The following discussion of our business assumes that we will receive sufficient capital to continue as a going concern. Depending upon the amount of proceeds, if any, received by us, and the timing of those proceeds, our ability to continue as a going concern could be adversely affected.

         During 2001 inventory increased by $2,021,427, the result of a build-up in response to orders which were subsequently withdrawn. Since no orders have been received, we have ceased purchasing any material amount of inventory until inventory levels can be reduced. Accounts payable increased by $1,430,022 from December 31, 2000 directly as the result of the increased level of inventory. Accounts payable are expected to remain high and delinquent until inventory levels can be reduced through sales. Other current liabilities increased from December 31, 2000 by $736,901, of which $617,496 is from higher interest payable.


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


         OPERATING EXPENSES. Operating expenses for the 2001 were $5,667,077 compared to $3,461,120 for 2000. Increased operating expenses in 2001 can be attributed to higher amortization from the issuance of warrants in connection with an Equity Line of Credit Agreement (approximately $1,363,975) and, separately, a purchase or financing commitment (approximately $408,000), increased contract labor incurred in the upgrade and development of our interactive digital video system (approximately $509,729), and costs associated with the write down of assets associated with the termination of projects in the multi-housing market (approximately $365,383), and higher professional services of $191,158. These increases were partially offset by a reduction of expenses for the engagement of consultants to assist us with investor relations and investment banking (approximately $681,843), and non-cash payments of directors' fees (approximately $169,635).

         INTEREST EXPENSE. Interest expense for 2001 was $1,680,035 compared to 2000 that totaled $1,135,634. Of the totals for 2001 and 2000, $575,224 and
$712,550, respectively, were non-cash expenses incurred as a result of the amortization through a charge to interest expense of the beneficial debt conversion features of the 2001 and 2000 securities offerings. Liquidated damages incurred due to the late filing of certain registration statements resulted in an expense of $626,400 in 2001 and a non-cash expense of $89,541 in 2000. Interest income was $2,169 in 2001 versus $6,804 in 2000. This decrease is the result of the lower average cash balances in 2001 compared to 2000 and the related interest earned on overnight investments.


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


         Had this change been adopted as of December 31, 2000 our results would have been:

Celerity Systems, Inc.
Pro Forma effect of change in accounting method

                                                                  Twelve Months Ended
                                                                   December 31, 2000
                                                        ---------------------------------------
                                                            As reported          Pro Forma
        Net Income (Loss) from


Continuing Operations                                     $    (5,322,593)    $   (4,721,317)

Discontinued operations                                            35,094             35,094
Cumulative effect of change in accounting
method                                                                  -          2,227,313
                                                        ---------------------------------------
                                                          $    (5,287,499)    $   (2,458,910)
Amortization of beneficial conversion feature
and accretion of redeemable convertible
preferred stock                                                   332,908            332,908
                                                        ---------------------------------------
Net Income (Loss) applicable to common
shareholders                                              $    (5,620,407)    $   (2,791,818)
                                                        =======================================

Weighted-average common shares outstanding                        582,260            582,260

Basic and diluted income (loss) per common share

Continuing operations                                     $         (9.71)    $        (8.68)

Discontinued opetations                                              0.06                  0
Cumulative effect of change in accounting
method                                                                  -               3.83
                                                        --------------------------------------
Net Income (Loss) per share to common
shareholders                                              $         (9.66)    $        (4.79)
                                                        =======================================


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

3.4                   Certificate of Designation of Series D Preferred    Incorporated by reference to Exhibit 3.4 to
                      Stock                                               the Form 10-KSB filed with the SEC on
                                                                          March 27, 2002

3.5                   Certificate of Designation of Series E Preferred    Incorporated by reference to Exhibit 3.5 to
                      Stock                                               the Form 10-KSB filed with the SEC on
                                                                          March 27, 2002

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

10.45                 Termination Agreement                               Incorporated by reference to Exhibit 10.45 to
                                                                          the Form 10-KSB filed with the SEC on
                                                                          March 27, 2002

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

         Statement of Cash Flows                               F-6
         Year Ended December 31, 2001 and 2000

Notes to Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Celerity Systems, Inc.
Knoxville, Tennessee

We have audited the accompanying balance sheet of Celerity Systems, Inc. as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celerity Systems, Inc. as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit of $1,280,000 and has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


We have audited the statement of operations, stockholders' deficit and cash flows for the year ended December 31, 2000 subsequent to our audit of the balance sheet and the related statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2001. Our audit did not result in modifications to the reported statement of operations, stockholders' deficit, and cash flows previously reported on by other auditors.



/s/ HJ & Associates, LLC
------------------------
HJ & Associates, LLC
Salt Lake City, Utah
June 14, 2002

 CELERITY SYSTEMS, INC.
 Balance Sheet
 December 31, 2001
                                                                                      2001
                                                                                  -------------
 Assets

    Cash                                                                             $ 171,988
    Accounts receivable                                                                  4,282
    Inventory, net (Note 5)                                                          2,184,334
                                                                                  -------------
         Total current assets                                                        2,360,604

 Property and equipment, net (Note 6)                                                  252,286
 Debt offering costs, net of accumulated amortization of $157,418 (Note 2)           1,076,187
 Other assets                                                                           20,900
                                                                                  -------------

      Total assets                                                                  $3,709,977
                                                                                  =============


 Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

 Accounts payable                                                                   $2,114,855
 Accrued wages and related taxes                                                        77,022
 Accrued interest                                                                      768,995
 Other accrued liabilities                                                             277,764
 Notes payable - Related Party (Notes 10 and 17)                                       117,589
 Equity warrant liability                                                              134,374
 Current maturities of long-term debt and capital lease obligations                    150,000
                                                                                   -------------

      Total current liabilities                                                       3,640,599

 Long-term debt and capital lease obligations, less current maturities (Note 10       2,830,168
                                                                                   -------------

      Total liabilities                                                              6,470,767

 Commitments and contingencies (Notes 3, 8, 10, 11 and 15)                                   -

 Series A redeemable convertible preferred stock, $.01 par value; authorized
 50 shares; 0  shares issued and outstanding at
 December 31, 2001                                                                           -

 Series B redeemable convertible preferred stock, $.01 par value; authorized
 100 shares; 95 shares issued and outstanding at
 December 31, 2001  (Note 11)                                                          950,000

 Series C redeemable convertible preferred stock, $.01 par value; authorized
 100 shares; 6 issued and outstanding at
 December 31, 2001 (Note 11)                                                            60,000
                                                                                  -------------


 Common stock, $.001 par value, 250,000,000 shares authorized,
      98,794,516 issued and outstanding at December 31, 2001                            98,795
 Additional paid-in capital                                                         33,079,315
 Treasury stock, at cost, 0 shares at December 31, 2001 (Note 18)                            -
 Accumulated deficit                                                               (36,948,900)
                                                                                  -------------
      Total stockholders' deficit                                                   (3,770,790)
                                                                                  -------------

      Total liabilities, redeemable preferred stock and stockholders' deficit       $3,709,977
                                                                                  =============

 The accompanying notes are an integral part of these financial statements

 CELERITY SYSTEMS, INC.
 Statements of Operations
 For the years ended December 31, 2001 and 2000
                                                                              2001             2000
                                                                      ----------------  ---------------
Revenues                                                                  $   403,997    $      --
Cost of revenues                                                            1,163,129        717,755
                                                                          -----------    -----------
                                                                             (759,132)      (717,755)
Operating expenses                                                          5,667,077      3,461,120
                                                                          -----------    -----------
        Loss from operations                                               (6,426,209)    (4,178,875)

   Interest expense                                                        (1,680,035)    (1,135,634)
   Income on equity warrant liability                                       1,893,852           --
   Loss on treasury stock                                                    (227,500)          --
   Other (expense) income                                                      37,854         (8,084)
                                                                          -----------    -----------
        Loss before discontinued operations                                (6,402,038)    (5,322,593)
Discontinued operations:
   Income on disposal of discontinued CD-ROM segment (Note 4)                    --           35,094
                                                                          -----------    -----------
        Loss before extraordinary items                                    (6,402,038)    (5,287,499)
   Extraordinary items
   Gain on extinguishment of debt (Note 10)                                    71,864           --
                                                                          -----------    -----------
        Loss before cumulative effect of change in accounting principle    (6,330,174)    (5,287,499)

   Cumulative effect of change in accounting principle                      2,598,813
                                                                          -----------    -----------
        Net loss                                                           (3,731,361)    (5,287,499)

Amortization of beneficial conversion feature and accretion
  of convertible preferred stock                                            1,060,000       332,908
                                                                          -----------    -----------

    Net loss attributable to common stockholders                          $(4,791,361)   $(5,620,407)
                                                                          ===========    ===========

Basic loss per common share (Note 13):
   Loss before discontinued operations                                    $     (0.10)  $     (0.46)
   Discontinued operations                                                       --             --
   Extraordinary items                                                           --             --
   Cumulative effect of change in accounting principle                           0.04           --
                                                                          -----------    -----------
   Net loss per share                                                     $     (0.06)   $    (0.46)

Amortization of beneficial conversion feature and accretion of
  convertible preferred stock                                                   (0.02)        (0.03)
                                                                          -----------    -----------

    Net loss per share attributable to common stockholders                $     (0.08)   $    (0.49)
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


       INVENTORY - Inventory is stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. During 2001 the Company's sales of its finished set top box were at a price lower than its cost of manufacturing. As the net realizable value of the raw material parts and finished goods inventory related to the set top box was not expected to increase at a price equal to or greater than its cost, an allowance to recognize this lower of cost or market writedown was recorded for both the raw material and finished goods components of the inventory relating to the set top box. The Company believes the remaining value of the inventory will be realized based on the "commodity" nature of the raw material parts and the pricing of the set top box quoted for the various bids outstanding in its Digital Education system. The Company has accrued an allowance for obsolete inventory of approximately $237,250.


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


       REVENUE RECOGNITION - The Company recognizes revenue in accordance with Staff Accounting Bulletin 101 whereby revenue is realized when all of the following criteria are met: 1) Persuasive evidence of an arrangement exists; 2) Delivery has occurred or services have been rendered; 3) The seller's price to the buyer is fixed or determinable; and, 4) Collectibility is reasonably assured. The Company records revenues upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. The Company records sales for services upon the completion of training, ratable over the life of any maintenance or support agreement and in the current period for any access or rental fees. The Company's general sales terms require a deposit with the order and balance upon delivery, except for educational sales which are handled on a net 30 basis.


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

       The preferred stock is convertible into shares of common stock at a conversion price equal to the lesser of (i) $1.40 per share or (ii) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of conversion. The preferred stock became convertible no earlier than 90 days from its issuance or the date of effectiveness of a registration statement registering the common stock into which the preferred stock is convertible. All shares of preferred stock outstanding on August 31, 2002 convert into shares of common stock as if holders of such shares had delivered a conversion notice effective at such date. 27.285 and 13.715 shares of the preferred stock were converted to shares of common stock during the twelve month period ending December 31, 2000 and 2001, respectively. At December 31, 2001, $0.00 face value of the preferred stock remained outstanding.

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

       The Company also consummated an additional private placement of 72 shares of Series B Convertible Preferred Stock resulting in gross proceeds of $720,000, and issued an additional 5 shares having a value of $50,000 as payment for certain accounts payable and accrued wages. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.025 per share, subject to availability, at any time during the two years following execution of the subscription agreements. The beneficial conversion feature of $679,654 will be reflected as a dividend from the date of issuance to the earliest conversion date. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. The Company will record accretion up to the redemption value in the period from date of issuance to the earliest conversion date. As this Series B is considered perpetual preferred stock, accretion of the $770,000 is reflected in full as accretion during 2001. Of the 100 shares issued during 2001, 5 shares had converted to shares of common stock and 95 shares remained outstanding.



       SERIES C


       In the fourth quarter of 2001, the Company consummated a private placement of 6 shares of Series C Redeemable Convertible Preferred Stock resulting in gross proceeds of $60,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.04 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. No shares were converted to shares of common stock during 2001 and 6 remain outstanding at December 1, 2001.


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

       PREFERRED STOCK


       During 2001, the Company issued 5 shares of Series B Convertible Preferred Stock with a value of $50,000 in lieu of payment of payroll and accounts payable to the President and Chief Executive Officer of the Company.


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

CELERITY SYSTEMS, INC.

/S/ KENNETH D. VAN METER
Kenneth D. Van Meter                       President and Chief Executive Officer       July 15, 2002


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                       DATE
-------------------------------------      ----------------------------------          ---------------

/s/ Kenneth D. Van Meter                   President, Chief Executive Officer          July 15, 2002
------------------------------------         and Chairman of the Board
Kenneth D. Van Meter                         (Principal Executive Officer)
                                             (Principal Financial Officer)


/s/ Edward Kidston                         Director                                    July 15, 2002
------------------------------------
Edward Kidston


/s/ David Hultquist                        Director                                    July 15, 2002
------------------------------------
David Hultquist
