Form 10QSB/A
period 2002-03-31
CELERITY SYSTEMS INC
filed 2002-07-16
CIK 1006459

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

 Series D redeemable convertible preferred stock, $.01 par value; authorized 100
 shares; 5.4 and 0 shares issued and outstanding at March 31, 2002 and December 31, 2001              54,000                   -

 Series E redeemable convertible preferred stock, $.01 par value; authorized 100
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
                                                                                     ============================================


 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited
                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                 -------------------------------------------
                                                                                              2002                 2001
                                                                                              -----                -----
   Revenues                                                                               $      2,234          $     2,400
   Cost of revenues                                                                                  -                3,240
                                                                                 -------------------------------------------
           Gross margin                                                                          2,234                (840)
   Operating expenses                                                                          621,310              598,741
                                                                                 -------------------------------------------
           Loss from operations                                                              (619,076)            (599,581)
      Interest expense                                                                       (962,736)            (124,709)
      Income on equity warrant liability (Note 8)                                             104,745                   --
      Other income                                                                                 812                1,425
                                                                                 -------------------------------------------
           Net loss                                                                        (1,476,255)            (722,865)
           Amortization of beneficial conversion feature and accretion of
redeemable convertible preferred stock    (Note 4)                                           (154,000)             (30,628)
                                                                                                       ---------------------
                                                                                 ----------------------
           Net loss attributable to common shareholders                                   $(1,630,255)          $ (753,493)
                                                                                 ===========================================

   Basic loss per common share (Note 2):
          Net loss per share                                                              $     (0.21)          $    (0.23)
          Amortization of beneficial conversion feature and accretion of
redeemable convertible preferred stock                                                          (0.02)               (0.01)
          Net loss attributable to common shareholders                                    $     (0.23)          $    (0.24)
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


4.       ISSUANCE OF CONVERTIBLE PREFERRED STOCK

         SERIES D


         In the first quarter of 2002, the Company consummated a private placement of 5.4 shares of Series D Convertible Preferred Stock resulting in gross proceeds of $54,000. The Series D Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.01 per share (which conversion price was adjusted to $0.20 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law. As no preferred shares converted to shares of common stock, 5.4 shares remain outstanding at March 31, 2002.


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

         SERIES E


         In the first quarter of 2002, the Company consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The Series E Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share (which conversion price was adjusted to $0.02 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law. As no preferred share were converted during the period, 10 shares remain outstanding at March 31, 2002.


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


7.       COMMITMENTS AND CONTINGENCIES

         In January 2002, the Company terminated the Equity Line of Credit entered into on June 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company is preparing a new registration statement which it intends to file in the second quarter of 2002. The Company has accrued $729,962 for liquidated damages at March 31, 2002.

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

         In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. The Company intends to defend this action and no amounts have been accrued at March 31, 2002.

         On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company has accrued approximately $103,000 in accounts payable related to this action at March 31, 2002. The Company intends to defend this action.

         In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.


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

         On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Kidston Communications is controlled by Ed Kidston, a director and shareholder of the Company. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. The Company is then responsible for production of the final products to be shipped to the customers. Revenue resulting from these orders is not recognized until products are delivered and the criteria under SAB 101 are met. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount will be accounted for as an interest expense on the Company's financial statements. As of April 30, 2002, Kidston Communications has financed open purchase orders having a value of $485,941.

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


                  OPERATING EXPENSES

         Operating expenses for the three months ending March 31, 2002 were $621,310, compared to $598,741 for the same period in 2001. This increase results primarily from higher payroll costs in 2002 of approximately $151,000. These increases were partially offset by a decrease of approximately $59,000 in contract labor costs incurred for the development of software to be used in our interactive digital video system as these contractors were replaced by employees. Also, professional services decreased approximately $67,000 in the first quarter of 2002, compared to the same period in 2001.


                  INTEREST EXPENSES

         Interest expense in the first quarter of 2002 was $962,736, compared to $124,709 in the same period of 2001. Of these amounts, $611,437 and $43,853 in 2002 and 2001, respectively, are non-cash expenses incurred as a result of the amortization of a charge to interest expense for the beneficial conversion features of certain convertible debentures outstanding as of March 31, 2002. Additionally, the first quarter of 2002 was impacted by $119,831 of liquidated damages recorded due to the lack of having an effective registration statement relating to those same convertible debentures. Also, amortization of debt offering costs increased by $144,484 in the first quarter of 2002 over the same period in 2001.


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

         In the first quarter of 2002, we issued $400,000 principal amount of 4% convertible debentures resulting in net proceeds of approximately $359,000, and consummated a private placement of 5.4 shares of Series D Redeemable Convertible Preferred Stock and a private placement of 10 shares of Series E Redeemable Convertible Preferred Stock resulting in gross proceeds of $54,000 and $100,000, respectively. On April 24, 2002, we entered into a purchase order financing arrangement with Kidston Communications. Kidston Communications is controlled by Ed Kidston, a director and shareholder of our company. Pursuant to this arrangement, Kidston Communications will purchase products and materials from us in sufficient quantities to fill open purchase orders. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from our products and materials. We are then responsible for production of the final products to be shipped to the customers. Revenue resulting from these orders is not recognized until products are delivered and the criteria under SAB 101 are met. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If any order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount will be accounted for as an interest expense on our financial statements. As of April 30 2002, Kidston Communications has financed open purchase orders having a value of $485,941.

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

10.46         Letter Agreement dated as of April 26, 2002            Incorporated by reference to Exhibit 10.45 to
              regarding the Purchase Order Financing                 the Form 10-QSB for the quarter ended March 31,
                                                                     2002 filed with the SEC on May 20, 2002


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

Date:   July 15, 2002                  CELERITY SYSTEMS, INC.


                                        By:/s/ Kenneth D. Van Meter
                                           ---------------------------
                                           Kenneth D. Van Meter