Form 10QSB
period 2002-06-30
CELERITY SYSTEMS INC
filed 2002-08-14
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-QSB

         (MARK ONE)

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2002

             |_| Transition report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                             CELERITY SYSTEMS, INC.
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                52-2050585
--------                                                ----------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

122 Perimeter Park Drive, Knoxville, Tennessee          37922
----------------------------------------------          -----
(Address of Principal Executive Offices)                (Zip Code)

                                 (865) 539-5300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 34,763,832 shares of Common Stock outstanding as of July 31, 2002.

PART I

FINANCIAL INFORMATION
---------------------

ITEM 1.  FINANCIAL STATEMENTS.


CELERITY SYSTEMS, INC.
Balance Sheets                                                                       June 30, 2002       December 31, 2001
                                                                                      (unaudited)
                                                                                  --------------------  -------------------
Assets
  Cash and cash equivalents                                                                    $ 7,362             $171,988
  Accounts receivable                                                                           23,930                4,282
  Inventory, net                                                                             1,639,184            2,184,334
                                                                                  --------------------- --------------------
    Total current assets                                                                     1,670,476            2,360,604

Property and equipment, net                                                                    216,200              252,286
Debt offering costs, net of accumulated amortization of $470,920 and $157,418,
  respectively                                                                                 759,035            1,076,187
Other assets                                                                                    20,900               20,900
                                                                                  --------------------- --------------------
    Total assets                                                                            $2,666,611           $3,709,977
                                                                                  ===================== ====================

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
  Accounts payable                                                                         $ 1,807,326           $2,114,855
  Accrued wages and related taxes                                                               77,022               77,022
  Accrued interest                                                                           1,101,463              768,995
  Other accrued liabilities                                                                    469,299              277,764
  Notes payable                                                                                125,000              117,589
  Equity warrant liability                                                                           -              134,374
  Current maturities of long-term debt and capital lease obligations                           140,000              150,000
                                                                                  --------------------- --------------------
    Total current liabilities                                                                3,720,110            3,640,599

    Long-term debt and capital lease obligations, less current maturities                    2,576,530            2,830,168
                                                                                  --------------------- --------------------

    Total liabilities                                                                        6,296,640            6,470,767

Commitments and contingencies (Note 6)                                                               -                    -
Series B redeemable convertible preferred stock, $.01 par value; authorized 100 shares; 76.5 and 95 shares issued and outstanding at June 30, 2002 and
  December 31, 2001                                                                            765,000              950,000
                                                                                  --------------------- --------------------
Series C redeemable convertible preferred stock, $.01 par value; authorized 100
  shares; 6 shares issued and outstanding at June 30, 2002 and December 31, 2001                60,000               60,000
                                                                                  --------------------- --------------------
Series D redeemable convertible preferred stock, $.01 par value;  authorized 100 shares; 5.4 and 0 shares issued and outstanding at June 30, 2002 and December
  31, 2001, respectively                                                                        54,000                    -
                                                                                  --------------------- --------------------
Series E redeemable convertible preferred stock, $.01 par value;  authorized 100 shares; 10 and 0 shares issued and outstanding at June 30, 2002 and December
  31, 2001, respectively                                                                       100,000                    -
                                                                                  --------------------- --------------------
Common stock, $.001 par value, 250,000,000 shares authorized, 20,795,069 and                    20,795                4,940
  4,939,766 issued and outstanding at June 30, 2002 and December 31, 2001, respectively
Additional paid-in capital                                                                  35,122,444           33,173,170
Accumulated deficit                                                                        (39,752,268)         (36,948,900)
                                                                                  --------------------- --------------------
    Total stockholders' deficit                                                             (4,609,029)          (3,770,790)
                                                                                  --------------------- --------------------

    Total liabilities, redeemable convertible preferred stock and stockholders'
      deficit                                                                               $2,666,611           $3,709,977
                                                                                  ===================== ====================

                The accompanying notes are an integral part of these unaudited condensed financial statements


CELERITY SYSTEMS, INC.
Condensed Statements of Operations
Unaudited


                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                  June 30,
                                                            2002               2001                     2002           2001
Revenues                                             $      462,049       $           -        $       464,283     $        2,400
Cost of revenues                                            422,619                   -                422,619              3,240
                                                     ---------------      --------------       ----------------    ---------------
    Gross margin                                             39,430                   -                 41,664               (840)
Operating expenses                                          598,525             732,942              1,219,835          1,331,680
                                                     ---------------      --------------       ----------------    ---------------
    Loss from operations                                   (559,095)           (732,942)            (1,178,171)        (1,332,520)

  Interest expense                                         (617,547)           (213,111)            (1,580,283)          (337,820)
  Income on equity warrant liability                              -             491,048                104,745            491,048
  Other income                                                3,529              42,591                  4,341             44,015
                                                     ---------------      --------------       ----------------    ---------------
    Net (loss) before extraordinary items                (1,173,113)           (412,414)            (2,649,368)        (1,135,277)
Extraordinary item
  Gain on estinguishment of debt                                  -              71,864                      -             71,864
                                                     ---------------      --------------       ----------------    ---------------
    Loss before cumulative effect of change in
    accounting principle                                 (1,173,113)           (340,550)            (2,649,368)        (1,063,413)

 Cumulative effect of change in accounting
  method                                                          -           2,598,813                      -          2,598,813
                                                     ---------------      --------------       ----------------    ---------------
    Net income (loss)                                    (1,173,113)          2,258,263             (2,649,368)         1,535,400
  Amortization of beneficial conversion feature
  and accretion of redeemable convertible
  preferred stock                                                 -            (113,706)              (154,000)          (144,335)
                                                     ---------------      --------------       ----------------    ---------------
    Net income (loss) attributable to common
    shareholders                                     $   (1,173,113)      $   2,144,557        $    (2,803,368)    $    1,391,065
                                                     ===============      ==============       ================    ===============

Basic loss per common share (Note 2)
  Net loss before extraordinary item                 $        (0.10)      $       (0.17)       $         (0.28)    $        (0.49)
  Extraordinary item                                              -                0.03                      -               0.03
  Cumulative effect of change in accounting
  method                                                          -                1.04                      -               1.12
                                                     ---------------      --------------       ----------------    ---------------
    Net income (loss) per share                      $        (0.10)      $        0.90        $         (0.28)             (0.66)
  Armortization of beneficial conversion feature
   and accretion of redeemable convertible
   preferred stock                                                -               (0.04)                 (0.01)             (0.06)
                                                     ---------------      --------------       ----------------    ---------------
    Net (loss) per share attributable to common
    shareholders                                     $        (0.10)      $        0.86        $         (0.29)    $         0.60
                                                     ===============      ==============       ================    ===============



                     The accompanying notes are an integral part of these unaudited condensed financial statements


CELERITY SYSTEMS, INC.
Condensed Statements of Cash Flows
Unaudited


                                                                                                  Six Months Ended
                                                                                                       June 30
                                                                                           -------------------------------
                                                                                               2002             2001
                                                                                           --------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                                         $ (2,649,368)      $1,535,400
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                 47,671           51,553
    Noncash interest expense related to beneficial conversion feature of debt                    713,736           89,934
    Noncash interest expense related to debt offering costs                                      391,002          109,129
    Noncash interest expense related to notes payable                                                  -           36,860
    Noncash operating expense related to consulting fees                                               -            3,721
    Noncash operating expense related to payroll and directors' fees                                   -           19,396
    Noncash income related to settlement of capital lease obligation                                   -          (97,500)
    Noncash income related to equity warrant liability                                          (104,745)        (491,048)
    Noncash income related to change in accounting principle                                           -       (2,598,813)
  Changes in current assets and liabilities:
    Accounts receivable                                                                          (19,648)          (1,000)
    Inventory                                                                                    545,150       (1,346,530)
    Accounts payable                                                                           (251,928)          837,952
    Interest payable                                                                             357,468           31,455
    Other current liabilities                                                                    210,060          (46,553)
                                                                                           --------------    -------------
      Net cash used in operating activities                                                     (760,602)      (1,866,044)

Cash flows from investing activities:
  Purchase of fixed assets                                                                        (4,174)        (491,370)
                                                                                           --------------    -------------
    Net cash used in investing activities                                                         (4,174)        (491,370)

Cash flows from financing activities:
  Proceeds from short-term borrowings                                                                  -           15,000
  Payments on short-term borrowings                                                                    -          (15,000)
  Proceeds from long-term debt                                                                   775,000        1,800,000
  Principal payments on long-term debt and capital lease obligations                            (255,000)         (60,000)
  Proceeds from issuance of common stock                                                                           30,000
  Proceeds from redeemable convertible preferred stock and warrant offering,                     154,000          859,654
    net of offering costs
  Financing and debt issue costs                                                                 (73,850)        (228,153)
                                                                                           --------------    -------------
    Net cash provided by financing activities                                                    600,150        2,401,501

Net increase (decrease) in cash and cash equivalents                                            (164,626)          44,087
Cash and cash equivalents, beginning of period                                                   171,988           10,366
                                                                                           --------------    -------------
Cash and cash equivalents, end of period                                                       $   7,362        $  54,453
                                                                                           ==============    =============


                     The accompanying notes are an integral part of these unaudited condensed financial statements


CELERITY SYSTEMS, INC.
Statement of Changes in Stockholders' Deficit
Unaudited

                                                                                                                  Total
                                             Shares of                       Additional       Accumulated     Stockholders'
                                           Common Stock     Common Stock   Paid-In Capital      Deficit          Deficit
                                          ----------------------------------------------------------------------------------
Balances, December 31, 2001                   4,939,766       $    4,940    $ 33,173,170    $ (36,948,900)   $ (3,770,790)
Issuance of convertible debentures with
  beneficial conversion feature                      --               --         503,373               --         503,373
Issuance of redeemable convertible
  preferred stock with beneficial
  conversion feature                                 --               --         154,000               --         154,000
Issuance of common stock as payment of
  certain payroll and accounts payable
  items                                         224,779              225          73,902               --          74,127
Conversion of convertible debentures to
  shares of common stock                     15,260,524           15,260       1,003,740               --       1,019,000
Conversion of redeemable convertible
  preferred stock to shares of common
  stock                                         370,000              370         184,630               --         185,000
Close out of Equity Warrant Liability                --               --          29,629               --          29,629
Accretion of redeemable convertible
  preferred stock                                    --               --              --         (154,000)       (154,000)
Net loss                                             --               --              --       (2,649,368)     (2,649,368)
                                          --------------      -----------   -------------   --------------   -------------
Balances, June 30, 2002                      20,795,069       $   20,795    $ 35,122,444    $ (39,752,268)   $ (4,609,029)
                                          ==============      ===========   =============   ==============   =============


                     The accompanying notes are an integral part of these unaudited condensed financial statements



                             CELERITY SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended December 31, 2001. All amounts and share totals have been restated to account for the one-for-twenty reverse stock split effective April 24, 2002. Certain June 30, 2001 balances have been reclassified to conform with the June 30, 2002 financial statement presentation.

2.    LOSS PER SHARE

      Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average fully diluted common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive. At June 30, 2002, the number of shares excluded from the computation because of their anti-dilutive effect is approximately 271,811,333. Following is a reconciliation of the numerators and denominators of the basic earnings per share:

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                             ------------------------- ------------------------
                                 2002          2001        2002        2001
                             ------------  ----------- -----------  -----------
Income(loss)
 Basic and diluted:
  Income (loss) applicable
   to common stockholders    $(1,173,113)  $2,144,557  $(2,803,368)  $1,391,065

Number of Shares
 Basic and diluted:
  Weighted-average common
   shares outstanding         12,009,559    2,492,923    9,550,406    2,307,732


3.    ISSUANCE OF CONVERTIBLE DEBENTURES

      The Company issued $775,000 aggregate principal amount of 4% convertible debentures in the first six months of 2002, resulting in net proceeds of approximately $701,000. The debentures have a term of five years and are convertible into the Company's common stock, at the option of the holder, at a price equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion, or in the case of $375,000 of the debentures, a maximum conversion price of $0.04. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $503,373 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

4.    ISSUANCE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

      SERIES D

      In the first half of 2002, the Company  consummated a private placement of
5.4 shares of Series D Redeemable Convertible Preferred Stock resulting in gross proceeds of $54,000. The Series D Stock provides for preferential dividends at an annual rate of 8%. The redeemable convertible preferred stock is convertible into shares of common stock at a conversion price equal to $0.01 per share (which conversion price was adjusted to $0.20 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the redeemable convertible preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law.

      On the date of issuance of the Series D Redeemable Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $54,000 dividend relative to the beneficial conversion feature. The Series D Redeemable Convertible Preferred Stock is considered perpetual redeemable convertible preferred stock and, therefore, amortization of the $54,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002. As no preferred shares converted to shares of common stock, 5.4 shares remaining outstanding at June 30, 2002.

      SERIES E

      In the first quarter of 2002, the Company consummated a private placement of 10 shares of Series E Redeemable Convertible Preferred Stock resulting in gross proceeds of $100,000. The Series E Redeemable Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The redeemable convertible preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share (which conversion price was adjusted to $0.02 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the redeemable convertible preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law. As no preferred shares converted to shares of common stock, 10 shares remaining outstanding at June 30, 2002.

      On the date of issuance of the Series E Redeemable Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $100,000 dividend relative to the beneficial conversion feature. The Series E Redeemable Convertible Preferred Stock is considered perpetual redeemable convertible preferred stock and, therefore, amortization of the $100,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

      The total amount that would be required for redemption for the Series D and Series E Redeemable Convertible Preferred Stock is as follows:

       2002                                                     $        --
       2003                                                              --
       2004                                                         154,000
                                                              ----------------
       Total required redemption for the Series D
       and Series E Redeemable Convertible Preferred Stock      $    154,000
                                                              ================

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      During the first six months of 2002, the Company issued 224,779 shares of common stock with a value of $74,127 as payment for certain payroll and accounts payable items.

      Also during the first six months of 2002, convertible debentures with outstanding principal and interest of $1,019,000 were converted into 15,260,524 shares of common stock.

      Also during the first six months of 2002, $7,411 of noncash interest expense was incurred relating to amortization of warrants issued in conjunction with certain notes payable.

6.    COMMITMENTS AND CONTINGENCIES

      In January 2002, the Company terminated the Equity Line of Credit entered into on June 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company is preparing a new registration statement which it filed on June 27, 2002. The Company has accrued $884,420 for liquidated damages at June 30, 2002.

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

      In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. The Company intends to defend this action and no amounts have been accrued at June 30, 2002.

      On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company has accrued approximately $103,000 in accounts payable related to this action at June 30, 2002. The Company intends to defend this action.

      In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.


7.    RELATED PARTY TRANSACTIONS

      On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Kidston Communications is controlled by Ed Kidston, a director and shareholder of the Company. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. The Company is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount will be accounted for as an interest expense on the Company's financial statements and amounts to approximately $102,555 as of June 30, 2002. As of June 30, 2002, Kidston Communications has financed open purchase orders having a value of $680,705.

8.    SUBSEQUENT EVENTS

      In the third quarter of 2002, the Company issued 6,650,000 shares of common stock in a private placement for a value of $66,500.

      In July and August 2002, the Company issued 22,000 shares of common stock for conversion of Series B Redeemable Convertible preferred stock and 7,131,881 shares of common stock for conversion of convertible debentures. The Company also issued 164,882 shares of common stock as payment of certain payroll and accounts payable items.

9.    GOING CONCERN

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through June 30, 2002 the losses total $39,752,000. As of June 30, 2002, the Company had a negative net working capital of approximately $2,050,000. These factors taken together with the minimal amount of sales and the absence of significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern.

      The Company has focused on attempting to obtain the necessary capital to maintain its operations. Additionally, the Company has focused its sales efforts to those which it believes have the best chance of closing in the near term. In the first six months of 2002, the Company received gross proceeds from private placements of convertible debt totaling $775,000 and Series D and E Redeemable Convertible Preferred Stock totaling $154,000. These funds enabled the Company to operate for the last few months; however, additional financing will be necessary to sustain its operations and achieve its business plan. The Company is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors. The Company has also received orders to provide five of its DigiKnow Digital Education Systems to schools in the Midwest. However, there can be no assurance as to the receipt or timing of revenues from operations including revenues from these contracts or that management will be able to find a strategic investor or secure the additional financing necessary to sustain operations or achieve its business plan.

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

         Management has also focused on attempting to obtain the necessary capital to maintain our operations. We continue to seek financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have focused our sales efforts to those which, we believe, have the best chance of closing in the near term. We continue to encounter a longer and more complex sales cycle than originally contemplated. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern.

         CRITICAL ACCOUNTING POLICIES

         The Company recognizes revenue in accordance with Staff Accounting Bulletin 101 whereby revenue is realized when all of the following criteria are met: 1) Persuasive evidence of an arrangement exits; 2) Delivery has occurred or services have been rendered; 3) The seller's price to the buyer is fixed or determinable; and 4) Collectibility is reasonably assured.

         Effective June 30, 2001, Celerity Systems adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock." This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application for those contracts that existed as of June 30, 2001, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and a mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle.

         Celerity Systems has adopted the provisions of FASB ("Financial Accounting Standards Board" or "FASB") Statement No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133)." Because Celerity Systems had adopted the provisions of FASB Statement No. 133, prior to June 15, 2002, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on Celerity Systems' financial statements.

         Celerity Systems has adopted the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, Celerity Systems recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

         Celerity Systems has adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for Celerity Systems. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which is the fiscal year ending December 31, 2002 for Celerity Systems.

         SFAS  No.  141  provides   standards   for   accounting   for  business
combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (I.E., those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

         SFAS No. 142, provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, Celerity Systems will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then Celerity Systems will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

         The adoption of these new accounting pronouncements had no material effect on Celerity System's financial statements.

         On August 16, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While Celerity Systems has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, Celerity Systems currently expects that the effect of SFAS No. 143 on Celerity Systems' financial statements, when it becomes effective, will not be significant.

         On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS No. 144 supersedes SFAS Statement No. 121 (FAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

         SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that re to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additional, FAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.

         The adoption of this new accounting pronouncement had no effect on Celerity Systems' financial statements.

         RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

                  REVENUES

         We had revenues of $462,049 for the quarter ended June 30, 2002, compared to $-0- for the same period in 2001. These revenues in 2002 result from deliveries of our DigiKnow Digital Education System to schools in Ohio and Pennsylvania. In that regard, we have made progress in the education markets. In the three months ended June 30, 2002, we received orders for approximately $67,000 of products, which leaves a remaining backlog of orders of approximately $285,000. These orders are not considered sales until we ship the products. Shipments are expected to occur in the third and fourth quarters of 2002. We market our product for the education market as the DigiKnow Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director and shareholder of our company. A discussion about the terms of this financing is set forth below under the "Liquidity and Capital Resources" section.

                  COSTS OF REVENUES

         Costs of revenues were $422,619 in the second quarter of 2002, compared to $-0- in 2001. We had a gross margin of $39,430 in the second quarter of 2002, compared to a gross margin of $-0- in the same period of 2001. Gross margins are impacted by the mix of product sold between lower margin set top boxes and higher margin services, video servers and other equipment included in our DigiKnow Digital Education System. The second quarter of 2002 reflects a higher mix of set top boxes to other items.

                  OPERATING EXPENSES

         Operating expenses for the three months ending June 30, 2002 were $598,525, compared to $732,942 for the same period in 2001. This decrease results primarily from a reduction of approximately $231,000 in contract labor costs incurred for the development of software to be used in our interactive digital video system as these contractors were replaced by employees. These costs were partially offset by an increase of $129,000 due to an increase in the number of employees needed to perform the work previously performed by contractors. Also, tax expense was higher in the second quarter of 2001 by approximately $30,000 as the result of a property tax audit.

                  INTEREST EXPENSES

         Interest expense in the second quarter of 2002 was $617,547, compared to $213,111 in the same period of 2001. Of these amounts, amortization of debt offering costs totaled $190,303 in the second quarter of 2002 as compared to $52,914 in the same period of 2001. Additionally, the second quarter of 2002 was impacted by $86,458 over 2001 from liquidated damages recorded due to the lack of having an effective registration statement relating to certain convertible debentures. The balance of the increase is comprised of $20,000 of interest on debentures, the amount of which increased by $3.0 million subsequent to the second quarter of 2001 and interest of $102,000 on the financing arrangements with Kidston Communications which did not exist in the prior year.

         We recognized a beneficial conversion feature for various convertible debentures outstanding at June 30, 2002 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at June 30, 2002, $1,395,470, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the three months ended June 30, 2002 and 2001, we had an amortization of beneficial conversion feature of $102,298 and $43,933, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

                  EQUITY WARRANT INCOME

         For the three months ended June 30, 2002, we had income on equity warrant liability of $-0- as compared to 491,048 for the same period in 2001. This amount represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment at June 30, 2001, was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 6.77%, expected dividends of zero, volatility of 253.92% and expected lives ranging from 1 month to 4 1/2 years.

                  GAIN ON EXTINGUISHMENT OF DEBT

          In April 1998, the Company incurred capital lease obligations of approximately $259,000 for certain equipment. Monthly payments of principal and interest of $9,541 were due through 2001 with $82,628 past due at December 31, 1999. The equipment was returned to the lessor as part of the relocation of the Company's facilities. The Company agreed to a final settlement in the second quarter of 2001 which resulted in a gain from cancellation of debt in the amount of $71,864. This item is reflected as an extraordinary item on the Statement of Operation.

                  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         Effective June 30, 2001, Celerity adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock." This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle.

                  NET LOSS

         As a result of the above factors, we had a net loss of $1,173,113 or $0.10 per share, for the quarter ended June 30, 2002, compared to a net loss of $2,649,368, or $0.28 per share, for the same period in 2001.

                  SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

                  REVENUES

         Revenues were $464,283 for the six months ended June 30, 2002, compared to $2,400 for the same period in 2001. These revenues in 2002 result from deliveries of our DigiKnow Digital Education System to schools in Ohio and Pennsylvania. In that regard, we have made progress in the education markets. In the six months ended June 30, 2002, we received orders for approximately $632,000 of products and have a remaining backlog of orders of approximately $285,000. These orders are not considered sales until we ship the products. Shipments are expected to occur in the third and fourth quarters of 2002. We market our product for the education market as the DigiKnow Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section.

                  COSTS OF REVENUES

         Costs of revenues were $422,619 for the six months ended June 30, 2002 compared to $3,240 in 2001. We had a gross margin of $41,664 in the first half of 2002, compared to a negative gross margin of $(840) in the same period of 2001. Gross margins are impacted by the mix of product sold between lower margin set top boxes and higher margin services, video servers and other equipment included in our DigiKnow Digital Education System. Sales during the first half of 2002 reflects a higher mix of set top boxes to other items.

                  OPERATING EXPENSES

         Operating expenses for the six months ending June 30, 2002 were $1,219,835, compared to $1,331,680 for the same period in 2001. This decrease resulted primarily from a reduction of approximately $290,000 in contract labor costs incurred for the development of software to be used in our interactive digital video system as these contractors were replaced by employees and a reduction in legal costs of approximately $106,000 primarily as a result of a change in the Company's legal counsel. These reductions were partially offset by higher shareholder relation costs of approximately $24,000 associated with the annual meeting held in the second quarter of 2002 and an increase of $277,000 in employee costs due to additional employees needed to perform the work previously performed by contractors. Also, tax expense was higher in the first half of 2001 by approximately $30,000 as the result of a property tax audit.

                  INTEREST EXPENSES

         Interest expense for the six months ending June 30, 2002 were $1,580,283, compared to $337,820 for the same period in 2001. Of these amounts, amortization of debt offering costs totaled $391,002 in the first six months of 2002 as compared to $109,129 in the same period of 2001. Additionally, the first half of 2002 was impacted by approximately $190,000 over 2001 from liquidated damages recorded due to the lack of having an effective registration statement relating to certain convertible debentures. The balance of the increase is comprised of interest or debentures, the amount of which increased subsequent to the first half of 2001, and interest of $102,000 on the financing arrangement with Kidston Communications, which did not exist in the comparable period in the prior year.

         We recognized a beneficial conversion feature for various convertible debentures outstanding at June 30, 2002 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at June 30, 2002, $1,395,470, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the six months ended June 30, 2002 and 2001, we had an amortization of beneficial conversion feature of $713,735 and $87,786, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

                  EQUITY WARRANT INCOME

         For the three months ended June 30, 2002, we had income on equity warrant liability of $-0- as compared to $491,048 for the same period in 2001. This amount represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment at June 30, 2001, was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 6.77%, expected dividends of zero, volatility of 253.92% and expected lives ranging from 1 month to 4 1/2 years.

                  GAIN ON EXTINGUISHMENT OF DEBT

          In April 1998, the Company incurred capital lease obligations of approximately $259,000 for certain equipment. Monthly payments of principal and interest of $9,541 were due through 2001 with $82,628 past due at December 31, 1999. The equipment was returned to the lessor as part of the relocation of the Company's facilities. The Company agreed to a final settlement in the second quarter of 2001 which resulted in a gain from cancellation of debt in the amount of $71,864. This item is reflected as an extraordinary item on the Statement of Operation.

                  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         Effective June 30, 2001, Celerity adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock." This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle.

                  NET LOSS

         As a result of the above factors, we had a net loss of $(2,649,368) or $(0.28) per share, for the six months ended June 30, 2002, compared to net income of $1,535,400, or $0.66 per share, for the same period in 2001.

                  AMORTIZATION OF BENEFICIAL CONVERSION FEATURE AND ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In addition, we had outstanding redeemable convertible preferred stock. At issuance during the first quarter of 2001, the conversion price of the Series B Redeemable Convertible Preferred Stock was at a discount to the price of our common stock. The Series B Redeemable Convertible Preferred Stock is considered perpetual redeemable convertible preferred stock. As a result, we recorded a $144,335 dividend relative to the beneficial conversion feature of the Series B Redeemable Convertible Preferred Stock in the first six months of 2001.

         At issuance during the first quarter of 2002, the conversion price of the Series D Redeemable Convertible Preferred Stock was at a discount to the price of our common stock. The Series D Redeemable Convertible Preferred Stock is considered perpetual redeemable convertible preferred stock. As a result, we recorded a $54,000 dividend relative to the beneficial conversion feature of the Series D Redeemable Convertible Preferred Stock. At issuance during the conversion price of the Series E Redeemable Convertible preferred stock was at a discount to the price of our common stock. The Series E Redeemable Convertible preferred stock is considered perpetual redeemable convertible preferred stock. As a result, we recorded a $100,000 dividend relative to the beneficial conversion feature of the Series E Redeemable Convertible preferred stock.

         LIQUIDITY AND CAPITAL RESOURCES

         The primary source of financing for us since our inception has been through the issuance of common and redeemable convertible preferred stock and debt. We had cash balances on hand of $7,362 as of June 30, 2002 and $171,988 as of December 31, 2001. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. These ongoing operations include the purchase of parts used in the production of our products. In addition, our need for cash includes satisfying current liabilities of $3,720,110, consisting primarily of accounts payable of $1,807,326, accrued wages and related taxes of $77,022, accrued interest of $1,101,463, other accrued liabilities of $469,299, notes payable of $125,000 and current portion of long-term debt and capital lease obligations of $140,000. These current liabilities include a judgment of $136,435 obtained by Merrill Corporation for non-payment of printing fees. We also have outstanding redeemable convertible preferred stock. The preferred stock is redeemable as follows:

         YEAR                                        $ AMOUNT
         ---------------------------------------   ---------------
         2002                                        $         --
         2003                                             825,000
         2004                                             154,000
         Total Required to Redeem Redeemable       ---------------
           Convertible Preferred Stock                $   979,000
                                                   ===============

         We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our ongoing operations and to satisfy the above obligations. Except for financing from Kidston Communications, we currently do not have any commitments for funding.

         During the six months ended June 30, 2002, we issued $775,000 principal amount of 4% convertible debentures resulting in net proceeds of approximately $701,000, and consummated a private placement of 5.4 shares of Series D Redeemable Redeemable Convertible Preferred Stock and a private placement of 10 shares of Series E Redeemable Redeemable Convertible Preferred Stock resulting in gross proceeds of $54,000 and $100,000, respectively. On April 24, 2002, we entered into a purchase order financing arrangement with Kidston Communications. Kidston Communications is controlled by Ed Kidston, a director and shareholder of our company. Pursuant to this arrangement, Kidston Communications will purchase products and materials from us in sufficient quantities to fill open purchase orders. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from our products and materials. We are then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If any order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount will be accounted for as an interest expense on our financial statements. As of June 30, 2002, Kidston Communications has financed open purchase orders having a value of $680,705.

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

         During the quarter ended June 30, 2002, we had a net decrease in cash and cash equivalents of $164,626. Our sources and uses of funds were as follows:

         CASH USED IN OPERATING ACTIVITIES. We used net cash of $760,602 in our operating activities in the six months ended June 30, 2002. Net cash used in operating activities resulted primarily from a net loss of $2,649,368 and non-cash income related to the equity warrant liability of $104,745, and a decrease in accounts payable of $251,928. Our net cash used in operating activities was partially offset by depreciation and amortization expenses of $47,671, non-cash expenses of $1,104,738, a decrease in inventory of $545,150 and an increase in interest payable of $357,468 and other current liabilities of $210,060. The increase in other current liabilities includes $51,000 from deposits on new orders received and $96,200 from deferral of wages due the Company's president. Accounts payable are expected to remain high until inventory levels can be reduced through sales.

         CASH USED IN INVESTING ACTIVITIES. We used net cash of $4,174 in investing activities in the six months ended June 30, 2002. This relates to the purchase of software for use in projects for the education market.

         CASH PROVIDED BY FINANCING ACTIVITIES. We received $600,150 in net cash from financing activities, consisting primarily of proceeds from long-term debt of $775,000 and redeemable convertible preferred stock of $154,000. This was partially offset by principal payments on long-term debt and capital lease obligations of $255,000 and financing and debt issue costs of $73,850.

         Since our inception in January 1993 and through June 30, 2002, we have an accumulated deficit of $39,752,268. We expect to incur operating losses for the indefinite future as we continue to develop and market our technology. Since January 1, 2002, we have received four new orders for the sale of our Digital Education System to school systems in addition to one delivered in the second quarter of 2002 ordered in 2001. As of June 30, 2002 our backlog of unfilled orders is approximately $285,000. We are currently bidding on nearly 40 schools, almost all in Ohio, and are working to add distributors nationwide. There can be no assurance as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

         As of June 30, 2002, we had a negative net working capital of approximately $2,049,634. We have ceased purchasing any material amount of inventory until inventory levels can be reduced. We had no significant capital spending or purchase commitments at June 30, 2002 other than a facility lease and inventory component purchase commitments required in the ordinary course of its business.

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

         o On December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued us for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the order of products not received by us. We intend to defend this action.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a), (b) and (d)  None.

         (c)               SALES OF UNREGISTERED SECURITIES.

         In May and June 2002, we issued $375,000 of convertible debentures, from which we received net proceeds of approximately $259,900. These debentures accrue interest at 4% per year and are convertible into shares of common stock at a conversion price, at the option of the holder, equal to 75% of the average closing bid price of our common stock for the 5 days prior to conversion, or the price of $0.04. At our option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder.

         In the second  quarter of 2002, we  consummated a private  placement of
5.4 shares of Series D Redeemable Convertible Preferred Stock resulting in gross proceeds of $54,000. The Series D Stock provides for preferential dividends at an annual rate of 8%. The redeemable convertible preferred stock is convertible into shares of common stock at a conversion price equal to $0.01 per share, (which conversion price was adjusted to $0.20 per share for the reverse stock split on August 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the redeemable convertible preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, we will offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law.

         On the date of issuance of the Series D Redeemable Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. We recorded a $54,000 dividend relative to the beneficial conversion feature. The Series D Redeemable Convertible Preferred Stock is considered perpetual redeemable convertible preferred stock and, therefore, amortization of the $54,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the second quarter of 2002.

         In the second quarter of 2002, we consummated a private placement of 10 shares of Series E Redeemable Convertible Preferred Stock resulting in gross proceeds of $100,000. The Series E Redeemable Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The redeemable convertible preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share (which conversion price was adjusted to $0.02 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the redeemable convertible preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, we will offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law.

         On the date of issuance of the Series E Redeemable Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. We recorded a $100,000 dividend relative to the beneficial conversion feature. The Series E Redeemable Convertible Preferred Stock is considered perpetual redeemable convertible preferred stock and, therefore, amortization of the $100,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

         In July, 2002, we issued 6,650,000 shares of common stock for $66,500 and issued 164,882 shares of common stock for payment for $3,825 of consulting services.

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

         At the annual meeting, the shareholders re-elected the following directors named in the following table by the vote set forth in such table.


         NAME:                         FOR:           AGAINST:       ABSTAIN:
         ----------------------  --------------    -------------- --------------

         Kenneth D. Van Meter     180,667,077            --             --

         Fenton Scruggs           180,667,077            --             --

         Edward Kidston           180,667,077            --             --

         David Hultquist          180,667,077            --             --

         At the annual meeting, the shareholders also approved the following matters by the vote set forth in such table.


         MATTER:                                   FOR:       AGAINST:  ABSTAIN:
         -----------------------------------  -------------  --------- ---------
         One-for-Twenty Reverse Stock Split    180,667,077       --        --

         Increase Authorize Capital Stock      179,826,278    840,799      --


ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.



EXHIBIT NO.       DESCRIPTION                                         LOCATION
------------      --------------------------------------------------  -------------------------------------------------
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

3.3               Certificate of Designation of Series C Redeemable   Incorporated by reference to the Registration
                  Convertible preferred stock                         Statement on Form SB-2 filed with the SEC on
                                                                      October 18, 2001

3.4               Certificate of Designation of Series D Redeemable   Incorporated by reference to Exhibit 3.4 to the
                  Convertible preferred stock                         Form 10-KSB for the year ended December 31, 2001
                                                                      filed with the SEC on March 27, 2002

3.5               Certificate of Designation of Series E Redeemable   Incorporated by reference to Exhibit 3.5 to the
                  Convertible preferred stock                         Form 10-KSB for the year ended December 31, 2001
                                                                      filed with the SEC on March 27, 2002

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




EXHIBIT NO.       DESCRIPTION                                         LOCATION
------------      --------------------------------------------------  -------------------------------------------------

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





EXHIBIT NO.       DESCRIPTION                                         LOCATION
------------      --------------------------------------------------  -------------------------------------------------

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

4.29              Form of Warrant issued June 30, 2000                Incorporated by reference to Exhibit 99.3 to the
                                                                      Form 8-K filed with the SEC on April 5, 2000

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






EXHIBIT NO.       DESCRIPTION                                         LOCATION
------------      --------------------------------------------------  -------------------------------------------------

10.12             Memorandum of Understanding, dated April 25,        Incorporated by reference to Exhibit 10.12 to
                  1996, between Integrated Network Corporation and    the Registration Statement on SB-2 filed with
                  Celerity                                            the SEC on August 13, 1997

10.13             Letter of Agreement, dated June 30, 1993, between   Incorporated by reference to Exhibit 10.13 to
                  Celerity and Herzog, Heine & Geduld, Inc. and       the Registration Statement on SB-2 filed with
                  Development Agreement attached thereto              the SEC on August 13, 1997

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

10.16             Lease Agreement, dated November 25, 1997, between   Incorporated by reference to Exhibit 10.16 to
                  Centerpoint Plaza, L.P. and Celerity                the Form 10-KSB for the year ended December 31,
                                                                      1997 filed with the SEC on June 30, 1998

10.17             Letter Agreement, dated October 3, 1997, between    Incorporated by reference to Exhibit 10.17 to
                  Dennis Smith and Celerity                           the Form 10-KSB for the year ended December 31,
                                                                      1997 filed with the SEC on June 30, 1998

10.18             Letter Agreement, dated January 8, 1998, between    Incorporated by reference to Exhibit 10.18 to
                  James Fultz and Celerity                            the Form 10-KSB for the year ended December 31,
                                                                      1997 filed with the SEC on June 30, 1999

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





EXHIBIT NO.       DESCRIPTION                                         LOCATION
------------      --------------------------------------------------  -------------------------------------------------

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





EXHIBIT NO.       DESCRIPTION                                         LOCATION
------------      --------------------------------------------------  -------------------------------------------------

10.42             Advisory Agreement dated September 6, 2001          Incorporated by reference to the Registration
                  between Celerity Systems, Inc. and Internet         Statement on Form SB-2 filed with the SEC on
                  Finance International Corporation                   October 18, 2001
10.43             Financing Agreement dated as of August, 2001        Incorporated by reference to the Registration
                  between Celerity Systems, Inc. and Artesian         Statement on Form SB-2 filed with the SEC on
                  Direct Holdings Corporation                         October 18, 2001
10.44             Partial Guaranty Agreement dated August, 2001       Incorporated by reference to the Registration
                  given by Ed Kidston to Celerity Systems, Inc.       Statement on Form SB-2 filed with the SEC on
                                                                      October 18, 2001
10.45             Termination Agreement                               Incorporated by reference to Exhibit 10.45 to
                                                                      the Form 10-KSB for the year ended December 31,
                                                                      2001 filed with the SEC on March 27, 2002
10.46             Letter Agreement dated as of April 26, 2002         Incorporated by reference to Exhibit 10.46 to
                  regarding the Purchase Order Financing              the Form SB-2 filed with the SEC on June 28, 2002
10.47             Letter Agreement dated June 12, 2002 between        Incorporated by reference to Exhibit 10.47 to
                  Cornell Capital Partners and Celerity Systems,      the Form SB-2 filed with the SEC on June 28, 2002
                  Inc.



         (B)      REPORTS ON FORM 8-K.

         On April 10, 2002, Celerity filed a Form 8-K announcing the results of its annual shareholders' meeting.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 14, 2002                    CELERITY SYSTEMS, INC.

                                            By:   /s/ Kenneth D. Van Meter
                                               --------------------------------
                                                  Kenneth D. Van Meter

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Celerity Systems, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


         August 14, 2002                    /s/ Kenneth D. Van Meter
---------------------------------           ----------------------------------
Date                                        Kenneth D. Van Meter
                                            President and CEO


         August 14, 2002                    /s/ David Leigh
---------------------------------           ----------------------------------
Date                                        David Leigh
                                            Assistant Secretary
                                            (acting CFO)