Form 10QSB
period 2002-09-30
CELERITY SYSTEMS INC
filed 2002-11-19
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

    (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities
        Exchange Act of 1934

                        For the quarterly period ended SEPTEMBER 30, 2002

    |_| Transition report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                        For the transition period from        to
                                                       ------    -------.

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

     There were 129,841,741 shares of Common Stock outstanding as of November 5, 2002 after taking into account a one-for-twenty reverse stock split.

                                     PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CELERITY SYSTEMS, INC.
BALANCE SHEETS

                                           SEPTEMBER 30, 2002
                                               (UNAUDITED)     DECEMBER 31, 2002
                                           ------------------  -----------------
Assets

  Cash                                          $     74,485     $    171,988
  Accounts receivable                                     --            4,282
  Inventory, net                                   1,575,894        2,184,334
                                                -------------    -------------
   Total current assets                            1,650,379        2,360,604

  Property and equipment, net                        196,070          252,286
  Debt offering costs, net of accumulated            723,551        1,076,187
   amortization of $541,904 and $157,418,
   respectively
  Other assets                                        20,900           20,900
                                                -------------    -------------
   Total assets                                 $  2,590,900     $  3,709,977
                                                =============    =============
Liabilities, Redeemable Preferred Stock and
  Stockholders' Deficit

  Accounts payable                              $  1,833,043        2,114,855
  Accrued wages and related taxes                    266,609          145,928
  Accrued interest                                   935,815          768,995
  Other accrued liabilities                          364,272          208,858
  Notes payable - related party                      158,950          117,589
  Equity warrant liability                                --          134,374
  Current maturities of long-term debt               140,000          150,000
                                                -------------    -------------
   Total current liabilities                       3,698,689        3,640,599

  Long-term debt less current maturities           2,983,313        2,830,168
                                                -------------    -------------
   Total liabilities                               6,682,002        6,470,767

  Commitments and contingencies (Notes 7
   and 8)                                                 --               --

  Series B convertible preferred stock,
   $.01 par value; authorized 100
   shares; 75.4 and 95 shares issued and
   outstanding at September 30, 2002 and
   December 31, 2001                                 754,000          950,000
                                                -------------    -------------
  Series C convertible preferred stock,
   $.01 par value; authorized 100
   shares; 6 shares issued and
   outstanding at September 30, 2002 and
   December 31, 2001                                  60,000           60,000
                                                -------------    -------------
  Series D convertible preferred stock,
   $.01 par value; authorized 100
   shares; 5.4 and 0 shares issued and
   outstanding at September 30, 2002 and
   December 31, 2001, respectively                    54,000               --
                                                -------------    -------------

CELERITY SYSTEMS, INC.
BALANCE SHEETS


                                           SEPTEMBER 30, 2002
                                               (UNAUDITED)     DECEMBER 31, 2002
                                           ------------------  -----------------


  Series E convertible preferred stock,
   $.01 par value; authorized 100
   shares; 10 and 0 shares issued and
   outstanding at September 30, 2002 and
   December 31, 2001, respectively                   100,000                -
                                                -------------    -------------
  Common stock, $.001 par value,
   250,000,000 shares authorized,
   91,235,693 and 4,939,766 issued and
   outstanding at September 30, 2002 and
   December 31, 2001, respectively                    91,236            4,940

  Additional paid-in capital                      35,497,639       33,173,170

  Accumulated deficit                            (40,647,977)     (36,948,900)
                                                -------------    -------------
  Total stockholders' deficit                     (5,059,102)      (3,770,790)
                                                -------------    -------------
  Total liabilities, redeemable preferred
   stock and stockholders' deficit             $   2,590,900     $  3,709,977
                                                =============    =============

CELERITY SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                            ------------------------    ------------------------
                               2002         2001           2002           2001
                            ----------    ----------    ----------      --------

Revenues                    $ 141,030   $    87,800   $   605,313   $    90,200
                            ----------  ------------  ------------  ------------
Cost of revenues              122,142       219,184       544,761       222,424
  Gross margin                 18,888      (131,384)       60,552      (132,224)

Operating expenses            590,829     1,034,349     1,810,664     2,340,397
                            ----------  ------------  ------------  ------------
  Loss from operations       (571,941)   (1,165,733)   (1,750,112)   (2,472,621)

Interest expense             (363,117)     (222,339)   (1,943,400)     (560,159)

Income on equity warrant
  liability                         -       815,602       104,745     1,306,652

Other income                    1,414             -         5,755        18,380
                            ----------  ------------  ------------  ------------
  Net income (loss) before
   extraordinary items       (933,644)     (572,470)   (3,583,012)   (1,707,748)

Extraordinary item
  Gain on extinguishment
   of debt                     37,935             -        37,935        71,864
                            ----------  ------------  ------------  ------------
  Loss before cumulative
   effect of change in
   accounting principle      (895,709)     (572,470)   (3,545,077)   (1,635,884)
  Cumulative effect of
   change in accounting
   method                           -             -             -     2,598,813
                            ----------  ------------  ------------  ------------
   Net income (loss)         (895,709)     (572,470)   (3,545,077)      962,929

Amortization of beneficial
  conversion feature and
  accretion of redeemable
  convertible preferred
  stock (Note 4)                    -      (163,708)     (154,000)     (308,042)
                            ----------  ------------  ------------  ------------
  Net income (loss)
   attributable to common
   shareholders             $(895,709)  $  (736,178)  $(3,699,077)  $   654,887
                            ==========  ============  ============  ============
  Basic loss per common
   share (Note 2):
   Net loss before
    extraordinary item      $   (0.02)  $     (0.21)  $     (0.14)  $     (0.70)
   Extraordinary item            0.00             -          0.00          0.03
   Cumulative effect of
    change in accounting
    method                          -             -             -          1.06
                            ----------  ------------  ------------  ------------
   Net income (loss) per
    share                       (0.02)        (0.21)        (0.14)         0.39
   Amortization of
    beneficial conversion
    feature and accretion
    of convertible
    preferred stock                 -         (0.06)        (0.01)        (0.12)
                            ----------  ------------  ------------  ------------
    Net income (loss) per
     share attributable to
     common shareholders    $   (0.02)  $     (0.27)  $     (0.15)  $      0.27
                            ==========  ============  ============  ============

CELERITY SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                      --------------------------
                                                         2002            2001
                                                      -----------    -----------

Cash flows from operating activities:
  Net income (loss)                                  $(3,545,077)   $   962,929
  Adjustments to reconcile net
  loss to net cash used in operating activities:
   Depreciation and amortization                          67,801        249,630
   Provision for inventory obsolescence                       --         90,000
   Noncash interest expense related to beneficial        898,058        147,843
    conversion feature of debt
   Noncash interest expense related to debt              461,986        301,598
    offering costs
   Noncash interest expense related to notes                   -         36,860
    payable
   Noncash operating expense related to consulting             -         85,231
    fees
   Noncash operating expense related to payroll                -         25,671
    and directors' fees
   Noncash income related to settlement of capital             -        (97,500)
    lease obligation
   Noncash income related to equity warrant             (104,745)    (1,306,652)
    liability
   Noncash income related to change in accounting              -     (2,598,813)
    principle
   Changes in current assets and liabilities:
    Accounts receivable                                    4,282        (88,800)
    Inventory                                            610,071     (2,663,039)
    Accounts payable                                    (184,325)     1,644,012
    Interest payable                                     389,355          4,074
    Other current liabilities                            302,666        179,027
                                                      -----------    -----------
     Net cash used in operating activities            (1,099,928)    (3,027,929)
                                                      -----------    -----------
Cash flows from investing activities:
  Purchase of fixed assets                                (4,174)      (653,647)
                                                      -----------    -----------
   Net cash used in investing activities                  (4,174)      (653,647)
                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from short-term borrowings - related           33,950         54,000
   party
  Payments on short-term borrowings                            -        (35,000)
  Proceeds from long-term debt                         1,140,000      3,986,000
  Principal payments on long-term debt and capital      (305,000)       (92,500)
   lease obligations
  Proceeds from issuance of common stock                  93,000         30,000
  Proceeds from preferred stock and warrant              154,000        859,654
   offering, net of offering costs
  Financing and debt issue costs                        (109,350)      (987,654)
                                                      -----------    -----------
   Net cash provided by financing activities           1,006,000      3,814,500
                                                      -----------    -----------

Net increase in cash and cash equivalents                (97,502)       132,924

Cash and cash equivalents, beginning of period           171,988         10,366
                                                      -----------    -----------
Cash and cash equivalents, end of period             $    74,486    $   143,290
                                                      ===========    ===========

CELERITY SYSTEMS, INC.
STATEMENT OF CHANGES IN
  STOCKHOLDERS' DEFICIT


                      SHARES OF             ADDITIONAL   ACCUMU-      TOTAL
                       COMMON     COMMON     PAID-IN      LATED    STOCKHOLDERS'
                       STOCK      STOCK      CAPITAL     DEFICIT     DEFICIT
                     ----------- -------- ------------ ----------- ------------
Balances, December
 31, 2001             $4,939,766  $4,940  $33,173,170 $(36,948,900) $(3,770,790)
Issuance of common
  stock                9,300,000   9,300       83,700                    93,000
Issuance of
  convertible
  debentures with
  beneficial
  conversion
  feature                                     540,549                   540,549
Issuance of
  convertible
  preferred stock
  with beneficial
  conversion
  feature                                     154,000                   154,000
Issuance of
  common stock as
  payment of
  certain payroll
  and accounts
  payable items        3,810,385   3,810      120,248                   124,058
Conversion of
  convertible
  debentures to
  shares of
  common stock        $72,793,542 72,794    1,200,735                 1,273,529
Conversion of
  preferred stock
  to shares of
  common stock            392,000    392      195,608                   196,000
Close out of
  Equity Warrant
  Liability                                    29,629                    29,629
Accretion of
  redeemable
  preferred stock                                        (154,000)     (154,000)
Net loss                                               (3,545,077)   (3,545,077)
                     -----------------------------------------------------------
Balances,
  September 30,
  2002               $91,235,693 $91,236  $35,497,639 $(40,647,977) $(5,059,102)
                     ==========================================================

                             CELERITY SYSTEMS, INC.


NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended December 31, 2001. All amounts and share totals have been restated to account for the one-for-twenty reverse stock split effective April 24, 2002. Certain September 30, 2001 balances have been reclassified to conform with the September 30, 2002 financial statement presentation.

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through September 30, 2002 the losses total approximately $40,648,000. As of September 30, 2002, the Company had a negative net working capital of approximately $2,048,000. These factors taken together with the lack of sales and the absence of significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern.

      The Company has focused on attempting to obtain the necessary capital to maintain its operations. Additionally, the Company has focused its sales efforts to those which it believes have the best chance of closing in the near term. In the first nine months of 2002, the Company received gross proceeds from private placements of convertible debt totaling $1,140,000, Series D and E Convertible Preferred Stock totaling $154,000 and from common stock of $93,000. These funds enabled the Company to operate for the last few months; however, additional financing will be necessary to sustain its operations and achieve its business plan. The Company is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors. The Company has also received orders to provide five of its DigiKnow Digital Education Systems to schools in the Midwest. However, there can be no assurance as to the receipt or timing of revenues from operations including revenues from these contracts or that management will be able to find a strategic investor or secure the additional financing necessary to sustain operations or achieve its business plan.

      On September 24, 2002, the President and CEO of the Company resigned his position. From September 24, 2002 through October 30, 2002, the Company was managed by the Board of Directors. On October 30, 2002, the Board of Directors appointed Robert Legnosky as President and a director. Mr. McNamara was also appointed a director on that date. Messrs, Kidston and Hultquist resigned from all positions on October 30, 2002 and October 28, 2002, respectively. On October 25, 2002 the Company laid off the balance of its workforce due to a lack of funds, although several employees have been rehired since that date. The Company is pursuing the option of becoming a business development company which is regulated under Section 54 of the Investment Company Act of 1940. As a business development company the Company may sell shares of its freely trading common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933.

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


2.    LOSS PER SHARE

      Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average fully diluted common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive. At

September 30, 2002, the number of shares excluded from the computation because of their anti-dilutive effect is approximately 3,968,738,883. Following is a reconciliation of the numerators and denominators of the basic earnings per share:

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                            ------------------------    ------------------------
                               2002         2001           2002           2001
                            ----------    ----------    ----------      --------
Income (loss)
 Basic and diluted:
   Income (loss)
   applicable to
   common stockholders    $ (895,709)   $ (736,178)   $ (3,699,077)  $  654,887

Number of Shares
 Basic and diluted:
   Income (loss)
   applicable to
   common stockholders     47,549,523     2,741,255      24,692,630   2,444,872

3.    ISSUANCE OF CONVERTIBLE DEBENTURES

      The Company issued $800,000 aggregate principal amount of 4% convertible debentures in the first nine months of 2002, resulting in net proceeds of approximately $726,000. The debentures have a term of five years and are convertible into the Company's common stock, at the option of the holder, at a price equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. Also, the Company issued a 10% secured convertible debenture of $1,500,000 in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional gross proceeds of $340,000, resulting in net proceeds of approximately $306,000. This debenture has a term of five years and is convertible into the Company's common stock, at the option of the holder, at a price equal to 87.5% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion, or an amount equal to $0.06. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $540,550 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

      The long-term debt of the Company includes the following items:

             Unsecured notes payable                 $     140,000
             4% convertible debentures                   2,731,637
             10% secured convertible debenture           1,500,000
                                                     --------------
                                                         4,371,637
             Less: Unamortized debt discount           (1,248,324)
                   Current maturities                    (140,000)
                                                     -------------
             Long-term debt less current maturities      2,983,313
                                                     =============


4.    ISSUANCE OF CONVERTIBLE PREFERRED STOCK


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

      On the date of issuance of the Series D Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $54,000 dividend relative to the beneficial conversion feature. The Series D Convertible Preferred Stock is considered perpetual preferred stock and, therefore, amortization of the $54,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002. As no preferred shares converted to shares of common stock, 5.4 shares remaining outstanding at September 30, 2002.

      SERIES E

      In the first quarter of 2002, the Company consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The Series E Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.001 per share (which conversion price was adjusted to $0.02 per share for the reverse stock split on April 24, 2002), subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law. As no preferred shares converted to shares of common stock, 10 shares remaining outstanding at September 30, 2002.

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

      The total amount that would be required for redemption for the Series D and Series E Convertible Preferred Stock is as follows:

          2002                                        $      --
          2003                                               --
          2004                                          154,000
                                                      ----------
          Total required redemption for the
          Series D and Series E Convertible
          Preferred Stock                             $ 154,000
                                                      ==========

      In September 2002, $161,522 of interest payable was converted into a 10% secured convertible debenture.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      During the first nine months of 2002, the Company issued 3,810,385 shares of common stock with a value of $124,058 as payment for certain payroll and accounts payable items.

      Also during the first nine months of 2002, convertible debentures with outstanding principal and interest of $1,273,529 were converted into 72,793,542 shares of common stock.

      Also during the first nine months of 2002, redeemable convertible preferred stock of $196,000 was converted into 392,000 shares of common stock.

      Also during the first nine months of 2002, $7,411 of amortization was incurred relating to warrants issued in conjunction with certain notes payable.

6.    COMMITMENTS AND CONTINGENCIES

      In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company has accrued $714,840 for liquidated damages at September 30, 2002.

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

      In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. The Company intends to defend this action and no amounts have been accrued at September 30, 2002.

      On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company has accrued approximately $103,000 in accounts payable related to this action at September 30, 2002. The Company intends to defend this action.

      In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.


7.    RELATED PARTY TRANSACTIONS

      On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Kidston Communications is controlled by Ed Kidston, a director of the Company until October 30, 2002 and shareholder. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. The Company is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount will be accounted for as an interest expense on the Company's financial statements and amounts to approximately $102,555 as of September 30, 2002. As of September 30, 2002, Kidston Communications has financed open purchase orders having a value of $680,705.

      In September 2002, a director and shareholder of the Company loaned the Company $33,000. The amount is to cover short-term operating expenses and is due upon demand.

      In July 2002, the President and CEO of the Company loaned the Company $950. The amount is to cover short-term operating expenses and is due upon demand.

8.    STOCK OPTIONS

      During the third Quarter of 2002 the Board of Directors approved the issuance of 6,886,000 options to employees to acquire common shares of the Company. The estimated fair value of these grants was $13,716 using the Black-Scholes option-pricing model with the following assumptions; risk-free interest rate of 1.86%, volatility of 330.54% and expected lives of three years. The Company recorded no compensation expense related to these options as the exercise price of the options was equal to the fair market value of the Company's common stock at grant date.

9.    SUBSEQUENT EVENTS

      On October 25, 2002, the Company laid off the balance of its workforce due to a lack of funds, although several employees have been rehired since that date. The Company is pursuing the option of becoming a business development company which is regulated under Section 54 of the Investment Company Act of

1940. As a business development company the Company may sell shares of its freely trading common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933.

      In the fourth quarter of 2002, the Company issued 38,606,048 shares of common stock for conversion of convertible debentures.

ITEM 2.    MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

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


      CRITICAL ACCOUNTING POLICIES

      The Company recognizes revenue in accordance with Staff Accounting Bulletin 101 whereby revenue is realized when all of the following criteria are met: 1) Persuasive evidence of an arrangement exists; 2) Delivery has occurred or services have been rendered; 3) The seller's price to the buyer is fixed and determinable, and 4) Collectibility is reasonably assured.

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

      Celerity Systems has adopted the provisions of FASB ("Financial Accounting Standards Board" or "FASB") Statement No.; 138, "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133)." Because Celerity systems had adopted the provisions of FASB Statement No. 133 prior to June 15, 2002, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on Celerity Systems' financial statements.

      Celerity Systems has adopted the provisions of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, Celerity Systems recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognized financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

      Celerity Systems has adopted the provisions of SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for Celerity Systems. SFAS 142 is effective, generally, in fiscal years beginning after December 15, 2001, which is the fiscal year ending December 31, 2002 for Celerity Systems.

      SFAS No. 141 provides standards for accounting for business combinations. Amount other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquires in a business combination (i.e., those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

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

      On August 16, 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount of incurs a gain or loss upon settlement. While Celerity Systems has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, Celerity Systems currently expects that the effect of SFAS No. 143 on Celerity Systems' financial statements, when it becomes effective, will not be significant.

      On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, its provisions are to be applied prospectively. SFAS No. 144 supersedes SFAS Statement No. 121) FAS No. 121), "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

      SFAS 144  develops  one  accounting  model (based on the model in SFAS No.
121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statement amounts for operating losses that have not yet occurred. Additionally, FAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.

      The adoption of this new accounting pronouncement had no effect on Celerity Systems' financial statements.

      In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds FASB Statement No. 4, amends FASB Statements Nos. 64 and 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. While Celerity Systems has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, Celerity Systems currently expects that the effect of SFAS No. 145 on Celerity Systems' financial statements, when it becomes effective, will not be significant.

      In June, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan, and establishes that fair value is the objective for initial measurement of the liability. While Celerity Systems has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, Celerity Systems currently expects that the effect of SFAS No. 146 on Celerity Systems' financial statements, when it becomes effective, will not be significant.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      REVENUES

      We had revenues of $141,030 for the quarter ended September 30, 2002, compared to $87,800 for the same period in 2001. These revenues in 2002 and 2001 result from deliveries of our DigiKnow Digital Education System to schools in Ohio. In the three months ended September 30, 2002, we received no new orders, which leaves a remaining backlog of orders of approximately $184,000. These orders are not considered sales until we ship the products. Shipments are expected to occur primarily in 2003. We market our product for the education market as the DigiKnow Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director until October 30, 2002 and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section.

      COSTS OF REVENUES

      Costs of revenues were $122,142 in the third quarter of 2002, compared to $219,184 in 2001. We had a gross margin of $18,888 in the third quarter of 2002, compared to a gross margin of $(131,384) in the same period of 2001. Gross margins are impacted by the mix of product sold between lower margin set top boxes and higher margin services, video servers and other equipment included in our DigiKnow Digital Education System. The third quarter of 2002 reflects a higher mix of set top boxes to other items. The third quarter of 2001 was impacted negatively by the product mix of sales in that quarter plus the addition of $90,000 to the lower of cost of market reserve.

      OPERATING EXPENSES

      Operating expenses for the three months ending September 30, 2002 were $590,829, compared to $1,034,349 for the same period in 2001. This decrease results primarily from a reduction of approximately $201,000 in contract labor costs incurred for the development of software to be used in our interactive digital video system, a reduction of approximately $122,000 in legal, shareholder and other related professional services, and by approximately $178,000 of reduced amortization expense associated warrants issued for financial consulting. These reductions were partially offset by an increase in payroll costs in 2002 of approximately $65,000 as compared to 2001.

      INTEREST EXPENSES

      Interest expense in the third quarter of 2002 was $361,117, compared to $222,339 in the same period of 2001. Of these amounts, amortization of debt offering costs totaled $73,484 in the second quarter of 2002 as compared to $192,469 in the same period of 2001. Additionally, the second quarter of 2002 was impacted unfavorably by approximately $135,500 over 2001 from higher interest expenses associated with convertible debentures.

      We recognized a beneficial conversion feature for various convertible debentures outstanding at September 30, 2002 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at September 30, 2002, $1,248,324, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the three months ended September 30, 2002 and 2001, we had an amortization of beneficial conversion feature of $184,322 and $60,059, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

      EQUITY WARRANT INCOME

      For the three months ended September 30, 2002, we had income on equity warrant liability of $-0- as compared to $815,602 for the same period in 2001. This amount represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment at September 30, 2001, was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 6.77%, expected dividends of zero, volatility of 341.91% and expected lives ranging from 1 month to 4 1/2 years.

      GAIN ON EXTINGUISHMENT OF DEBT

      During the third quarter of 2002, Celerity settled with the holders of certain convertible debentures wherein the total amount due upon conversion, including interest and accrued liquidated damages, was reduced by $37,935. This item is reflected as an extraordinary item on the Statement of Operation.

      NET LOSS

      As a result of the above factors, we had a net loss of $895,709 or $0.02 per share, for the quarter ended September 30, 2002, compared to a net loss of $572,470, or $0.21 per share for the same period in 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      REVENUES

      Revenues were $605,313 for the nine months ended September 30, 2002, compared to $90,200 for the same period in 2001. These revenues in 2002 result from deliveries of our DigiKnow Digital Education System to schools in Ohio and Pennsylvania. In that regard, we have made progress in the education markets. In the six months ended September 30, 2002, we received orders for approximately
$632,000 of products and have a remaining backlog of orders of approximately $184,000. These orders are not considered sales until we ship the products. Shipments are expected to occur primarily in 2002. We market our product for the education market as the DigiKnow Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section.

      COSTS OF REVENUES

      Costs of revenues were $544,761 for the nine months ended September 30, 2002 compared to $222,424 in 2001. We had a gross margin of $60,552 in the first nine months of 2002, compared to a negative gross margin of $(132,224) in the same period of 2001. Gross margins are impacted by the mix of product sold between lower margin set top boxes and higher margin services, video servers and other equipment included in our DigiKnow Digital Education System and the increase by $90,000 in the lower of cost or market reserve in the third quarter of 2001. Sales during the first half of 2002 reflects a higher mix of set top boxes to other items.

      OPERATING EXPENSES

      Operating expenses for the nine months ending September 30, 2002 were $1,810,664, compared to $2,268,533 for the same period in 2001. This decrease results primarily from a reduction of approximately $490,000 in contract labor costs incurred for the development of software to be used in our interactive digital video system as these contractors were replaced by employees, a reduction in legal costs of approximately $148,000 primarily as a result of a change in the Company's general counsel, and a reduction of approximately $202,000 in finance consulting expenses and related amortization expense. As a direct result of the previously mentioned increase in employees, payroll costs in the first nine months of 2002 increased by approximately $342,000 as compared to 2001. Also, tax expense was higher in the first nine months of 2001 by approximately $30,000 as the result of a property tax audit.

      INTEREST EXPENSE

      Interest expense for the nine months ending September 30, 2002 were $1,943,400, compared to $560,159 for the same period in 2001. Of these amounts, amortization of debt offering costs totaled $464,486 in the first nine months of 2002 as compared to $301,598 in the same period of 2001. Additionally, the first half of 2002 was impacted by approximately $190,000 over 2001 from liquidated damages recorded due to the lack of having an effective registration statement relating to certain convertible debentures. Of this increase approximately $115,000 is related to the financing arrangement with Kidston Communications, a company controlled by Ed Kidston, a director and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section.

      We recognized a beneficial conversion feature for various convertible debentures outstanding at September 30, 2002 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at September 30, 2002, $1,248,324, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the nine months ended September 30, 2002 and 2001, we had an amortization of beneficial conversion feature of $898,057 and $147,846, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

      EQUITY WARRANT INCOME

      For the nine months ended September 30, 2002, we had income on equity warrant liability of $104,745 as compared to $1,306,652 for the same period in 2001. This amount represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment at September 30, 2001, was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 6.77%, expected dividends of zero, volatility of 341.91% and expected lives ranging from 1 month to 4 1/2 years.

      GAIN ON EXTINGUISHMENT OF DEBT

      During the third quarter of 2002, Celerity settled with the holders of certain convertible debentures wherein the total amount due upon conversion, including interest and accrued liquidated damages, was reduced by $37,935.

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

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      Effective June 30, 2001, Celerity adopted the provisions of EITF 00-19," Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At September 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle. For the nine months ended September 30, 2002 a total mark-to-market adjustment of $104,745 was recorded as income on equity warrant liability compared to $1,306,652 for the same period in 2001. Warrants outstanding at September 30, 2002 have an exercise price in excess of the closing stock price at that date and the large majority of them have a remaining life of 1-2 years. This coupled with the volatility and low price of Celerity's common stock result in a much reduced liability for the outstanding warrants and reduced income on equity warrant liability.

      NET LOSS

      As a result of the above factors, we had a net loss of $3,545,077 or $0.14 per share, for the nine months ended September 30, 2002, compared to net income of $962,929, or $0.39 per share for the same period in 2001.

      AMORTIZATION OF BENEFICIAL CONVERSION FEATURE AND ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

      In addition, we had outstanding convertible preferred stock. At issuance during the first quarter of 2001, the conversion price of the Series B Convertible Preferred Stock was at a discount to the price of our common stock. The Series B Convertible Preferred Stock is considered perpetual preferred stock. As a result, we recorded a $308,042 dividend relative to the beneficial conversion feature of the Series B Convertible Preferred Stock in the first nine months of 2001.

      At issuance during the first quarter of 2002, the conversion price of the Series D Convertible Preferred Stock was at a discount to the price of our common stock. The Series D Convertible Preferred Stock is considered perpetual preferred stock. As a result, we recorded a $54,000 dividend relative to the beneficial conversion feature of the Series D Convertible Preferred Stock. At issuance the conversion price of the Series E Preferred Stock was at a discount to the price of our common stock. The Series E Preferred Stock is considered perpetual preferred stock. As a result, we recorded a $100,000 dividend relative to the beneficial conversion feature of the Series E Preferred Stock.

      LIQUIDITY AND CAPITAL RESOURCES

      The primary source of financing for us since our inception has been through the issuance of common and redeemable convertible preferred stock and debt. We had cash balances on hand of $74,485 as of September 30, 2002 and $171,988 as of December 31, 2001. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. These ongoing operations include the purchase of parts used in the production of our products. In addition, our need for cash includes satisfying current liabilities of $3,698,689, consisting primarily of accounts payable of $1,833,043, accrued wages and related taxes of $266,609, accrued interest of $935,815, other accrued liabilities of $364,272, notes payable of $158,950 and current portion of long-term debt of $140,000. These current liabilities include a judgment of $136,435 obtained by Merrill Corporation for non-payment of printing fees. We also have outstanding redeemable convertible preferred stock. The preferred stock is redeemable as follows:

             YEAR                                              AMOUNT
           ----------------------------------------------  ----------
             2002                                           $      --
             2003                                             814,000
             2004                                             154,000
                                                           ----------
             Total Required to Redeem Redeemable
              Convertible Preferred Stock                   $ 968,000
                                                           ==========

      We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our ongoing operations and to satisfy the above obligations. Except for financing from Kidston Communications, we currently do not have any commitments for funding. The Company is pursuing the option of becoming a business development company which is regulated under Section 54 of the Investment Company Act of 1940. As a business development company the Company may sell shares of its freely trading common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933.

      During the nine  months  ended  September  30,  2002,  we issued  $800,000 principal amount of 4% convertible debentures resulting in net proceeds of approximately $726,000, consummated a private placement of 5.4 shares of Series D Redeemable Convertible Preferred Stock and a private placement of 10 shares of Series E Redeemable Convertible Preferred Stock resulting in gross proceeds of $54,000 and $100,000, respectively, and issued common stock for $93,000. Also, the Company issued a 10% secured convertible debenture of $1,500,000 in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional gross proceeds of $340,000, resulting in net proceeds of approximately $306,000. On April 24, 2002, we entered into a purchase order financing arrangement with Kidston Communications. Kidston Communications is controlled by Ed Kidston, a director and shareholder of our company. Pursuant to this arrangement, Kidston Communications will purchase products and materials from us in sufficient quantities to fill open purchase orders. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from our products and materials. We are then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If any order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount will be accounted for as an interest expense on our financial statements. As of September 30, 2002, Kidston Communications has financed open purchase orders having a value of $764,823.

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

      During the nine months ended September 30, 2002, we had a net decrease in cash and cash equivalents of $97,502. Our sources and uses of funds were as follows:

      CASH USED IN OPERATING ACTIVITIES. We used net cash of $1,099,928 in our operating activities in the nine months ended September 30, 2002. Net cash used in operating activities resulted primarily from a net loss of $3,545,077 and non-cash income related to the equity warrant liability of $104,745, and a decrease in accounts payable of $184,325. Our net cash used in operating activities was partially offset by depreciation and amortization expenses of $67,801, non-cash expenses of $1,360,044, a decrease in inventory of $610,071 and an increase in interest payable of $389,355 and other current liabilities of $302,666. The increase in other current liabilities includes $51,000 from deposits on new orders received and $196,800 from deferral of wages due the Company's former president. Accounts payable are expected to remain high until inventory levels can be reduced through sales.

      CASH USED IN INVESTING ACTIVITIES. We used net cash of $4,174 in investing activities in the nine months ended September 30, 2002. This relates to the purchase of software for use in projects for the education market.

      CASH PROVIDED BY FINANCING ACTIVITIES. We received $1,006,600 in net cash from financing activities, consisting primarily of proceeds from short-term borrowings of $33,950, long-term debt of $1,140,000, preferred stock of $154,000 and common stock of $93,000. This was partially offset by principal payments on long-term debt of $305,000 and financing and debt issue costs of $109,350.

      Since our inception in January 1993 and through September 30, 2002, we have an accumulated deficit of $40,647,977. We expect to incur operating losses for the indefinite future as we continue to develop and market our technology. Since January 1, 2002, we have received four new orders for the sale of our Digital Education System to school systems in addition to one delivered in the second quarter of 2002 ordered in 2001. As of September 30, 2002 our backlog of unfilled orders is approximately $184,000. We are currently bidding, through our distributor network, almost all in Ohio, and are working to add distributors nationwide. There can be no assurance as to the receipt or timing of revenues from operations, including, in particular, revenues from products currently under development.

      As of September 30, 2002, we had a negative net working capital of approximately $2,048,310. We have ceased purchasing any material amount of inventory until inventory levels can be reduced. We had no significant capital spending or purchase commitments at September 30, 2002 other than a facility lease and inventory component purchase commitments required in the ordinary course of its business.

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through September 30, 2002 the losses total $40,648,000. As of September 30, 2002, the Company had a negative net working capital of approximately $2,048,000. These factors taken together with the lack of sales and the absence of significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern.

ITEM 3.    CONTROLS AND PROCEDURES

      QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President, who is our sole executive officer. Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

      CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the President. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

      DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The company's management, including the President, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      SCOPE OF THE CONTROLS EVALUATION. The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications require that the President disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

      In accord with SEC requirements, the President notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      CONCLUSIONS. Based upon the Controls Evaluation, our President has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the President, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a), (b) and (d)    None.

      (c)                 SALES OF UNREGISTERED SECURITIES.

      In August 2002, we issued $25,000 of convertible debentures, from which we received net proceeds of approximately $25,000. These debentures accrued interest at 4% per year and are convertible into shares of common stock at a conversion price, at the option of the holder, equal to 75% of the average closing bid price of our common stock for the 5 days prior to conversion, or the price of $0.04. At our option, these debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless converted earlier by the holder.

      In September 2002, the Company issued a 10% secured convertible debenture of $1,500,000 in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional gross proceeds of $340,000, resulting in net proceeds of approximately $306,000. This debenture has a term of five years and is convertible into the Company's common stock, at the option of the holder, at a price equal to 87.5% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion, or an amount equal to $0.06

      In July and August, 2002, we issued 9,300,000 shares of common stock for $93,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

Exhibit No.  Description                   Location
-----------  -----------                   --------

3.1          Certificate of Incorporation  Incorporated by reference to Exhibit
             of Celerity Systems, Inc.     3.1 to the Registration Statement on
                                           SB-2 filed with the SEC on August 13,
                                           1997

3.2          By laws of Celerity Systems,  Incorporated by reference to
             Inc. Exhibit 3.2 to the Registration Statement on SB-2 filed with the SEC on August 13, 1997

3.3          Certificate of Designation    Incorporated by reference to
             of Series C Preferred Stock   the Registration Statement
                                           on Form SB-2 filed with the SEC on
                                           October 18, 2001

3.4          Certificate of Designation    Incorporated by reference to
             of Series D Preferred Stock   Exhibit 3.4 to the Form 10-KSB for
                                           the year ended December 31, 2001
                                           filed with the SEC on March 27, 2002

3.5          Certificate of Designation    Incorporated by reference to
             of Series E Preferred Stock   Exhibit 3.5 to the Form 10-KSB for
                                           the year ended December 31, 2001
                                           filed with the SEC on March 27, 2002

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

4.8          Form of 1995 Warrant          Incorporated by reference to
                                           Exhibit 4.8 to the Registration
                                           Statement on SB-2 filed with the SEC
                                           on August 13, 1997

4.9          Letter Agreement dated        Incorporated by reference to
             July 15, 1997, between        Exhibit 4.9 to the Registration
             Celerity and Mahmoud          Statement on SB-2 filed with the
             Youssefi, including exhibits  SEC on August 13, 1997

4.10         Letter Agreement, dated July  Incorporated by reference to
             11, 1997, between Celerity    Exhibit 4.10 to the Registration
             and Dr. Fenton Scruggs        Statement on SB-2 filed with the SEC
                                           on August 13, 1997

4.11         Form of 9% Convertible        Incorporated by reference to
             Debenture                     Exhibit 4.11 to Amendment
                                           No. 1 to Form 10-KSB for the year
                                           ended December 31, 1998 filed with
                                           the SEC on April 30, 1999

4.12         Form of 7% Promissory Note    Incorporated by reference to
                                           Exhibit 4.12 to Amendment No. 1 to
                                           Form 10-KSB for the year ended
                                           December 31, 1998 filed with the SEC
                                           on April 30, 1999

4.13         Form of Registration Rights   Incorporated by reference to
             Agreement, between Celerity   Exhibit 4.13 to Amendment No. 1 to
             and each of RNI Limited       Form 10-KSB for the year ended
             Partnership, First Empire     December 31, 1998 as filed with
             Corporation, Greg A. Tucker   the SEC on April 30, 1999
             and Michael Kesselbrenner

4.14         Form of Warrant issued April  Incorporated by reference to
             27, 1999 Exhibit 4.2 to the Registration Statement on S-3 filed with the SEC on September 18, 1999

4.15         Shareholders Agreement,       Incorporated by reference to
             dated August 10, 1999,        Exhibit 99.2 to the Form 8-K filed
             between Celerity Systems,     with the SEC on September 14, 1999
             Inc., FutureTrak Merger
             Corp. and certain parties
             listed therein

4.16         Registration Rights           Incorporated by reference to
             Agreement, dated September    Exhibit 99.2 to the Form 8-K
             30, 1999, between Celerity    filed with the SEC on October 8,
             and GMF Holdings              1999

4.17         Form of Debenture in          Incorporated by reference to
             connection with Line of       Exhibit 99.4 to the Form 8-K
             Credit Agreement, dated       filed with the SEC on
             September 30, 1999            October 8, 1999

4.18         Form of Warrant issued        Incorporated by reference to
             September 30, 1999            Exhibit 4.10 to the Registration
                                           Statement on S-3 filed with the SEC
                                           on February 15, 2000

4.19         Form of 4% Convertible        Incorporated by reference to
             Debenture due 2002 between    Exhibit 4.2 to the
             Celerity and each of John     Registration Statement on
             Bridges, John Faure, Loni     S-3 filed with the SEC on
             Spurkeland, Robert Dettle,    February 15, 2000
             Michael Genta, Lennart
             Dallgren

4.20         Form of 8% Convertible        Incorporated by reference to
             Debenture due 2002 between    Exhibit 4.3 to the
             Celerity and each of Richard  Registration Statement on
             T. Garrett, W. David McCoy,   S-3 filed with the SEC on
             Dominick Chirarisi, Gilda R.  February 15, 2000
             Chirarisi, Joseph C.
             Cardella, Carl Hoehner

4.21         Form of 8% Convertible        Incorporated by reference to
             Debenture due 2003 between    Exhibit 4.4 to the Registration
             Celerity and John Bolliger    Statement on S-3 filed with the SEC
                                           on February 15, 2000

4.22         Form of Registration Rights   Incorporated by reference to
             Agreement, between Celerity   Exhibit 4.6 to the Registration
             and each of John Bridges,     Statement on S-3 filed with the
             John Faure, Loni Spurkeland,  SEC on February 15, 2000
             Robert Dettle, Michael
             Genta, Lennart Dallgren

4.23         Form of Registration Rights   Incorporated by reference to
             Agreement, between Celerity   Exhibit 4.7 to the Registration
             and each of Richard T.        Statement on S-3 filed with the SEC
             Garrett, W. David McCoy,      on February 15, 2000
             Dominick Chirarisi, Gilda R.
             Chirarisi, Joseph C.
             Cardella, Carl Hoehner

4.24         Form of Registration Rights   Incorporated by reference to
             Agreement, between Celerity   Exhibit 4.8 to the
             and John Bolliger             Registration Statement on
                                           S-3 filed with the SEC on
                                           February 15, 2000

4.25         Form of 8% Convertible        Incorporated by reference to
             Debenture due 2003 between    Exhibit 99.7 to the Form 8-K
             Celerity and each of Sui Wa   filed with the SEC on March
             Chau, Qinu Guan, Peter        23, 2000
             Chenan Chen, K&M Industry,
             Inc., Michael Dahlquist,
             Denise and Vernon Koto and
             Rance Merkel

4.26         Form of Registration Rights   Incorporated by reference to
             Agreement, between Celerity   Exhibit 99.8 to the Form 8-K
             and each of Sui Wa Chau,      filed with the SEC on March
             Qinu Guan, Peter Chenan       23, 2000
             Chen, K&M Industry, Inc.,
             Michael Dahlquist, Denise
             and Vernon Koto and Rance
             Merkel

4.27         Securities Purchase           Incorporated by reference to
             Agreement, dated August 31,   Exhibit 99.1 to the Form 8-K
             2000, between Celerity and    filed with the SEC on September 5,
             the Investors specified       2000
             therein

4.28         Registration Rights           Incorporated by reference to
             Agreement, dated August 31,   Exhibit 99.2 to the Form 8-K 2000,
             between Celerity and          filed with the SEC on September 5,
             the Investors specified       2000
             therein

4.29         Form of Warrant issued        Incorporated by reference to
             September 30, 2000            Exhibit 99.3 to the Form 8-K
                                           filed with the SEC on April
                                           5, 2000

10.1         Employment Agreement, dated   Incorporated by reference to
             January 7, 1997, as amended, Exhibit 10.1 to Amendment between Celerity and Kenneth No. 1 to Registration
             D. Van Meter                  Statement on SB-2 filed with
                                           the SEC on October 8, 1997

10.2         Employment,                   Incorporated by reference to
             Non-Solicitation,             Exhibit 10.2 to the
             Confidentiality and           Registration Statement on
             Non-Competition Agreement,    SB-2 filed with the SEC on
             dated as of May 1, 1996,      August 13, 1997
             between Celerity and Glenn
             West

10.3 Termination Agreement, dated Incorporated by reference to as of April 5, 1997, between Exhibit 10.3 to the Celerity and Mahmoud Youssefi Registration Statement on
                                           SB-2 filed with the SEC on
                                           August 13, 1997
10.4         [Reserved]

10.5         Letter Agreement, dated       Incorporated by reference to
             March 13, 1997, between       Exhibit 10.5 to Amendment
             Celerity and William Chambers No. 1 to Registration
                                           Statement on SB-2 filed with
                                           the SEC on October 8, 1997

10.6         Letter Agreement, dated       Incorporated by reference to
             July 24, 1997, between        Exhibit 10.6 to Amendment
             Celerity and Mark. C.         No. 1 to Registration
             Cromwell                      Statement on SB-2 filed with
                                           the SEC on October 8, 1997

10.7         Exclusive OEM/Distribution    Incorporated by reference to
             Agreement, dated March 10,    Exhibit 10.7 to the
             1995, between Celerity and    Registration Statement on
             InterSystem Multimedia, Inc.  SB-2 filed with the SEC on
                                           August 13, 1997

10.8         Purchase Order Agreement,     Incorporated by reference to
             dated September 26, 1995,     Exhibit 10.8 to the
             between Tadiran               Registration Statement on
             Telecommunications Ltd. and   SB-2 filed with the SEC on
             Celerity                      August 13, 1997

Exhibit No.  Description                   Location
-----------  -----------                   --------

10.9         License Agreement, dated as   Incorporated by reference to
             of September 26, 1996,        Exhibit 10.9 to the
             between Celerity and En Kay   Registration Statement on
             Telecom Co., Ltd.             SB-2 filed with the SEC on
                                           August 13, 1997

10.10        License Agreement, dated as   Incorporated by reference to
             of February 21, 1997,         Exhibit 10.10 to the
             between Celerity and En Kay   Registration Statement on
             Telecom Co., Ltd.             SB-2 filed with the SEC on
                                           August 13, 1997

10.11        Remarketer Agreement, dated   Incorporated by reference to
             as of September 15, 1997,     Exhibit 10.11 to the
             between Celerity and Minerva  Registration Statement on
             Systems, Inc.                 SB-2 filed with the SEC on
                                           August 13, 1997

10.12        Memorandum of Understanding,  Incorporated by reference to
             dated April 25, 1996,         Exhibit 10.12 to the
             between Integrated Network    Registration Statement on
             Corporation and Celerity      SB-2 filed with the SEC on
                                           August 13, 1997

10.13        Letter of Agreement, dated    Incorporated by reference to
             September 30, 1993, between   Exhibit 10.13 to the
             Celerity and Herzog, Heine & Registration Statement on Geduld, Inc. and Development SB-2 filed with the SEC on
             Agreement attached thereto    August 13, 1997

10.14        Subcontract Agreement, dated  Incorporated by reference to
             September 26, 1997, between   Exhibit 10.14 to the
             Unisys Corporation and        Registration Statement on
             Celerity                      SB-2 filed with the SEC on
                                           August 13, 1997

10.15        Lease Agreement for           Incorporated by reference to
             Crossroad Commons, dated      Exhibit 10.15 to Amendment
             November 25, 1996, as         No. 1 to Registration
             amended, between Lincoln      Statement on SB-2 filed with
             Investment Management, Inc., the SEC on October 8, 1997 as attorney in fact for the Lincoln National Life
             Insurance Company, and
             Celerity

10.16        Lease Agreement, dated        Incorporated by reference to
             November 25, 1997, between    Exhibit 10.16 to the Form
             Centerpoint Plaza, L.P. and   10-KSB for the year ended
             Celerity                      December 31, 1997 filed with
                                           the SEC on September 30, 1998

10.17        Letter Agreement, dated       Incorporated by reference to
             October 3, 1997, between      Exhibit 10.17 to the Form
             Dennis Smith and Celerity     10-KSB for the year ended
                                           December 31, 1997 filed with
                                           the SEC on September 30, 1998

10.18        Letter Agreement, dated       Incorporated by reference to
             January 8, 1998, between      Exhibit 10.18 to the Form
             James Fultz and Celerity      10-KSB for the year ended
                                           December 31, 1997 filed with
                                           the SEC on September 30, 1999

10.19        Amendment to Employment,      Incorporated by reference to
             Non-Solicitation,             Exhibit 10.19 to the Form
             Confidentiality and           10-KSB for the year ended
             Non-Competition Agreement,    December 31, 1997 filed with
             dated January 1, 1999,        the SEC on April 30, 1998
             between Celerity and Glenn
             West

10.20        Form of Subscription          Incorporated by reference to
             Agreement, between Celerity   Exhibit 10.20 to Amendment
             and each of RNI Limited       No. 1 to Form 10-KSB for the
             Partnership, First Empire     year ended December 31, 1998
             Corporation, Greg A. Tucker   filed with the SEC on April
             and Michael Kesselbrenner     30, 1999

10.21        Form of Subscription          Incorporated by reference to
             Agreement, between Celerity   Exhibit 10.21 to Amendment
             and each of Donald            No. 1 to Form 10-KSB for the
             Alexander, Leo Abbe,          year ended December 31, 1998
             Centerpoint Plaza, L.P.,      filed with the SEC on April
             William Chambers, Fenton      30, 1999
             Scruggs, Dennis Smith,
             Kenneth Van Meter, George
             Semb and Rodney Conard

10.22        Form of Royalty Agreement,    Incorporated by reference to
             between Celerity and each of  Exhibit 10.22 to Amendment
             Donald Alexander, Leo Abbe,   No. 1 to Form 10-KSB for the
             Centerpoint Plaza, LP,        year ended December 31, 1998
             William Chambers, Fenton      filed with the SEC on April
             Scruggs, Dennis Smith,        30, 1999
             Kenneth Van Meter, George
             Semb and Rodney Conard

10.23        Agreement and Plan of         Incorporated by reference to
             Merger, dated August 10,      Exhibit 99.1 to the Form 8-K
             1999, between Celerity        filed with the SEC on
             Systems, Inc., FutureTrak     September 14, 1999
             Merger Corp. and FutureTrak
             International, Inc.

10.24        Line of Credit Agreement,     Incorporated by reference to
             dated September 30, 1999,     Exhibit 99.1 to the Form 8-K
             between GMF Holdings, May     filed with the SEC on
             Davis Group and Celerity      October 8, 1999

10.25        Termination Agreement, dated  Incorporated by reference to
             December 7, 1999, between     Exhibit 99.1 to the Form 8-K
             Celerity, FutureTrak Merger   filed with the SEC on
             Corp. and FutureTrak          December 8, 1999
             International, Inc.

10.26        Manufacturing Agreement,      Incorporated by reference to
             dated November 30, 1999,      Exhibit 99.2 to the Form 8-K
             between Celerity, Primax      filed with the SEC on
             Electronics, Ltd and Global   January 5, 2000
             Business Group, Ltd.

10.27        Lease, dated December 17,     Incorporated by reference to
             1999, between Andy Charles    Exhibit 99.1 to the Form 8-K
             Johnson, Raymond Perry        filed with the SEC on
             Johnson, Tommy F. Griffin     January 5, 2000
             and Celerity

10.28        Amendment to the Line of      Incorporated by reference to
             Credit Agreement between      Exhibit 10.28 to the
             Celerity and GMF Holdings,    Registration Statement on
             Inc. dated October 16, 2000   SB-2 filed with the SEC on
                                           October 27, 2000

10.29        Purchase Agreement, dated     Incorporated by reference to
             September 22, 2000, between   Exhibit 99.2 to the Form 8-K
             Celerity and WIT              filed with the SEC on July
             Technologies Inc.             11, 2000

Exhibit No.  Description                   Location
-----------  -----------                   --------

10.30        Manufacturing Service         Incorporated by reference to
             Agreement, dated January 4,   Exhibit 99.1 to the
             2001, between Celerity and    Registration Statement on
             Nextek, Inc.                  SB-2 filed with the SEC on
                                           December 27, 2000

10.31        Broadband Services            Incorporated by reference to
             Agreement, dated January 4,   Exhibit 99.2 to the Form 8-K
             2001, between Celerity and    filed with the SEC on
             DeserScape L.P.               January 10, 2001

10.32        Cooperative Marketing         Incorporated by reference to
             Agreement, dated January 4,   Exhibit 99.3 to the Form 8-K
             2001, between Celerity and    filed with the SEC on
             In4Structures LLC             January 10, 2001

10.33        Equity Line of Credit         Incorporated by reference to
             Agreement dated as of         the Registration Statement
             September 14, 2001 between    on Form SB-2 filed with the
             Celerity Systems, Inc. and    SEC on October 18, 2001
             Cornell Capital Partners,
             L.P.

10.34        Registration Rights           Incorporated by reference to
             Agreement dated as of         the Registration Statement
             September 14, 2001 between    on Form SB-2 filed with the
             Celerity Systems, Inc. and    SEC on October 18, 2001
             Cornell Capital Partners,
             L.P.

10.35        Consulting Services           Incorporated by reference to
             Agreement dated as of         the Registration Statement
             September 14, 2001 between    on Form SB-2 filed with the
             Celerity Systems, Inc. and    SEC on October 18, 2001
             Cornell Capital Partners,
             L.P.

10.36        Escrow Agreement dated as of  Incorporated by reference to
             September 14, 2001 among      the Registration Statement
             Celerity Systems, Inc. Meir   on Form SB-2 filed with the
             Levin and Cornell Capital     SEC on October 18, 2001
             Partners, L.P.

10.37        Warrant to purchase           Incorporated by reference to
             2,500,000 shares of common    the Registration Statement
             stock dated as of September   on Form SB-2 filed with the
             14, 2001 given by Celerity    SEC on October 18, 2001
             Systems to Cornell Capital
             Partners, L.P.

10.38        Warrant to purchase           Incorporated by reference to
             3,500,000 shares of common    the Registration Statement
             stock dated as of August,     on Form SB-2 filed with the
             2001 given by Celerity        SEC on October 18, 2001
             Systems to Cornell Capital
             Partners, L.P.

10.39        Letter Agreement dated        Incorporated by reference to
             August, 2001 between          the Registration Statement
             Celerity Systems and          on Form SB-2 filed with the
             Yorkville Advisors            SEC on October 18, 2001
             Management, LLC

10.40        Consulting Services           Incorporated by reference to
             Agreement dated as of         the Registration Statement
             August, 2001 between          on Form SB-2 filed with the
             Celerity Systems, Inc. and    SEC on October 18, 2001
             Yorkville Advisors, LLC

10.41        Consulting Services           Incorporated by reference to
             Agreement dated as of         the Registration Statement
             September, 2001 between       on Form SB-2 filed with the
             Celerity Systems, Inc. and    SEC on October 18, 2001
             Yorkville Advisors, LLC

10.42        Advisory Agreement dated      Incorporated by reference to
             September 6, 2001 between     the Registration Statement
             Celerity Systems, Inc. and    on Form SB-2 filed with the
             Internet Finance              SEC on October 18, 2001
             International Corporation

10.43        Financing Agreement dated as  Incorporated by reference to
             of August, 2001 between       the Registration Statement
             Celerity Systems, Inc. and    on Form SB-2 filed with the
             Artesian Direct Holdings      SEC on October 18, 2001
             Corporation

10.44        Partial Guaranty Agreement    Incorporated by reference to
             dated August, 2001 given by   the Registration Statement
             Ed Kidston to Celerity        on Form SB-2 filed with the
             Systems, Inc.                 SEC on October 18, 2001

10.45        Termination Agreement         Incorporated by reference to Exhibit
                                           10.45 to the Form 10-KSB for the year
                                           ended December 31, 2001 filed with
                                           the SEC on March 27, 2002

10.46        Letter Agreement dated as of  Incorporated by reference to
             April 26, 2002 regarding the  Exhibit 10.46 to Form SB-2
             Purchase Order Financing      filed with the SEC on June 28, 2002

10.47        Letter Agreement dated June   Incorporated by reference to
             12, 2002 between Cornell      Exhibit 10.47 to form SB-2
             Capital Partners and          filed with the SEC on June
             Celerity Systems, Inc.        28, 2002

      (b)  Reports on Form 8-K.

      On November 13, 2002, Celerity Systems filed a form 8-K announcing the appointment of Robert B. Legnosky and John Stephen McNamana to Celerity's Board of Directors. The form 8-K also announced the appointment of Mr. Legnosky to the position of President.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2002              CELERITY SYSTEMS, INC.

                                       By:/s/Robert Legnosky
                                          -----------------------------------
                                           Robert Legnosky, President

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

                                  CERTIFICATION

I, Robert Legnosky, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Celerity Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2002         By:/s/Robert Legnosky
                                   ---------------------------------------------
                                   Robert Legnosky,
                                   President and Interim Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Celerity Systems, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 18, 2002          By:/s/Robert Legnosky
                                    --------------------------------------------
                                    Robert Legnosky, President and Interim Chief
                                    Financial Officer