Form 10KSB
period 2002-12-31
CELERITY SYSTEMS INC
filed 2003-04-15
CIK 1006459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the transition period from ____________ to _______________

                           Commission File No. 0-23279

                             CELERITY SYSTEMS, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

            Delaware                                     52-2050585
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          Celerity Systems, Inc.
         122 Perimeter Park Drive
           Knoxville, Tennessee                           37922
 (Address of principal executive offices)               (Zip Code)

     Issuer's telephone number                       (865) 539-5300

         Securities registered under Section 12(b) of the Exchange Act:

 Title of each Class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------


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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of the Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year: $649,815

         Aggregate market value of voting stock held by non-affiliates of registrant as of March 24, 2003: $253,525

         Shares of Common Stock outstanding as of March 24, 2003: 253,525,535

         Transitional  Small Business  Disclosure Format (check one): Yes|_|; No
|X|



                       DOCUMENTS INCORPORATED BY REFERENCE


                                 Not applicable
         _______________________________________________________________


         Unless otherwise indicated, the information in this annual report on form 10-KSB gives effect to the one-for-two-and-one-half reverse stock split of Celerity Systems' common stock, par value $0.001 per share (the "Common Stock") effected in August 1997 and the one-for-twenty reverse stock split effected in April, 2002. All references to "Celerity" or the "Company" contained in this Annual Report refer to Celerity Systems and its predecessor, Celerity Systems, Inc., a Tennessee corporation.

         This Annual Report on Form 10-KSB contains forward-looking statements that involve certain risks and uncertainties. Celerity Systems' actual results could differ materially from the results discussed in the forward-looking statements. See "Description of Business", "Risk Factors" and "Forward-Looking Statements and Associated Risks."


                                TABLE OF CONTENTS

PART I....................................................................................................................1
     ITEM 1.  DESCRIPTION OF BUSINESS.....................................................................................1
     ITEM 2.  DESCRIPTION OF PROPERTY.....................................................................................8
     ITEM 3.  LEGAL PROCEEDINGS...........................................................................................8
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................8
PART II...................................................................................................................9
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................................9
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................................................10
     ITEM 7.  FINANCIAL STATEMENTS.......................................................................................16
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................17
PART III.................................................................................................................18
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
     EXCHANGE ACT........................................................................................................18
     ITEM 10. EXECUTIVE COMPENSATION.....................................................................................19
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................................22
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................24
     ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.....................................................25
     ITEM 14. CONTROLS AND PROCEDURES....................................................................................31
SIGNATURE................................................................................................................34
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002..A-1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302...........................................................................B-1
EXHIBIT 3.6.........................................................................................................3.6 - 1
EXHIBIT 3.7.........................................................................................................3.7 - 1
FINANCIAL STATEMENTS....................................................................................................F-1

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


Company Overview

         We develop and manufacture, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. In addition, through arrangements with other parties, Celerity can offer end-to-end systems for customers. We also provide a comprehensive content package for educational users with over 1300 titles available, and a content package, Celerivision, for use in entertainment deployments, such as condominiums, the hospitality industry, and multihousing properties. We also have developed unique and valuable software functionality and applications, which incorporates in some of our products and services. Based on our lack of funding, we have substantially curtailed our operations. Without additional outside funding, there is a substantial risk that we will not be able to continue operations.

         We have targeted ten market segments for long term deployment of this technology: education, hospitality, energy companies, enterprise solutions, telephone companies, hospitals and assisted living, retailers, multi housing, cable companies, and international. However, based on our current lack of funds, our main focus is on education.

         The education market, particularly the public schools segment, is a growing area, and we believe that our products and services are more effective than traditional VCR or analog media storage systems, and at a better cost. Additionally, the embedded browser in our T 6000TM Digital Set Top Box gives each classroom or work area the equivalent of a "free PC", a plus for school system budgets. We have four active school projects in Ohio, one in Pennsylvania and we have received an order for one additional school in Ohio. We have named Kidston Communications as our national distributor for K through 12 public education for North America, and are working collaboratively with them to expand our network of dealers with the objective of having qualified distributors in every state.


Recent Developments

         As of December 31, 2002, we had cash on hand of $5,012 and working capital of approximately $(2,727,000). Our operations are financed primarily from the sale of debt and equity securities. For the foreseeable future, we believe we will continue to rely on external capital to fund our operations.

         We are pursuing the option of becoming a business development company regulated under Section 54 of the Investment Company Act of 1940.

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

         DigiSeek Education System. We have developed a complete digital education system which we sell to schools, which includes our digital video server, applications server, video on demand applications software, custom menu and navigation software, digital set top boxes, and encoded (digitized and compressed) content.

         Digitally Encoded Content. We have acquired rights to over 1300 education titles, which we have encoded in our Content Preparation Center into the MPEG format, and which we sell as part of DigiSeek system sales. We have also acquired rights to some entertainment programming, which we have also encoded, and which we sell as part of our system sales in the hospitality market, and which we intend to sell to other segments, such as hospitals and multihousing, should we achieve sales in those segments.


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

                                    STRATEGY


Marketing Strategy

         Our marketing strategy is to seek customers in each of the potential emerging markets, to encourage the leading companies and organizations to adopt this technology and to position ourself as a leading provider of interactive video services within niche markets. We believe that it is important to achieve market penetration at an early stage in the development of particular niche markets in order to compete successfully in those markets. Our marketing is based on our demonstrated ability to install digital video systems on each of the major network types and its potential to provide end-to-end interactive video solutions. In addition, the scalability of our servers provides flexibility in deploying interactive video services systems varying in size from systems designed to serve 25 simultaneous users to those capable of serving many thousands of users in a variety of markets on a cost effective basis. We believe that this scalability will be an attractive feature to potential customers. We also believe that our T 6000 digital set top box, with its wide range of capabilities to interconnect with many different networks and many different peripheral and display devices, will allow us to compete favorably in several different markets, either with our own digital video server or with others. We believe that a diversified marketing approach provides us with flexibility in targeting emerging markets, enabling us to recognize market opportunities and adapt to perceive changes in marketing priorities. However, due to our limited resources, we have determined to focus on those markets in which we believe there is greater interest at this time, while looking for targets of opportunity in our other niche market segments. We believe that the markets, which appear most favorable at this time, are schools, energy companies, hospitality, and enterprise solutions. We have limited sales and marketing experience and there can be no assurance that we will be successful in implementing its marketing plans.

         Unfortunately, based on our current financial condition, we are unable to fully executed our marketing strategy. Instead, we are focusing our efforts on the education market.

         Consistent with our current focus on the education market, we have targeted primary and second institutions, as well as universities. Improving primary and secondary education has become a national priority. Many states and the federal agencies are looking to advanced technologies to make a difference. We have four active school projects in Ohio, one in Pennsylvania and we have received an order for one additional school in Ohio. We have named Kidston Communications as our national distributor for K through 12 public education for North America, and are working collaboratively with them to expand our network of dealers with the objective of having qualified distributors in every state.

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


Employees

         As of March 24, 2003, we had 3 full time employees, 1 of whom was employed full time in the engineering and product development area, and 2 of whom fulfilled management or administrative roles. This level of staffing is a result of our lack of adequate funding. Our employees are not represented by a union or governed by a collective bargaining agreement and we believe that our relationship with our employees is good. We also employ a number of contractors and consultants on a regular basis.


Research And Development Costs

         We had no research and development costs in the years ended December 31, 2002 and 2001.


Risk Factors

         WE ARE SUBJECT TO VARIOUS RISKS, WHICH MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING

RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.


         We Have Historically Lost Money And Significant Losses May Continue In The Future

         We have historically lost money. In the years ended December 31, 2002 and 2001, we sustained losses from continuing operations of $4.5 and $6.4 million, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


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


         There is Substantial Doubt About our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

         The report of our independent accountants on our December 31, 2002 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


         Effect  of  Previously   Issued   Options,   Warrants  and  Convertible
Debentures

         As of March 24, 2003, Celerity had 253,525,535 shares of common stock outstanding. In addition, we had outstanding preferred stock, options, warrants and convertible debentures which, if converted or exercised into shares of common stock, would result in the issuance of an additional 5,084,646,211 shares of common stock. Celerity is only authorized to issue up to 5,000,000,000 shares of common stock. As a result, if the holders of all or a significant block of these holders exercised or converted their securities, Celerity would not have enough authorized capital stock to honor such requests. Celerity's inability to honor such requests could result in substantial liability.

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

         Obligations in Connection With the Issuance of Convertible Debentures

         We are obligated to register the underlying common stock issuable upon conversion of our convertible debentures under various registration rights agreements. We did not timely fulfill our registration obligations in respect to some of the convertible debentures. We are required to pay liquidated damages of approximately $715,000 in the form of increased interest on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission.


ITEM 2.  DESCRIPTION OF PROPERTY

         In December 1999, Celerity entered into a lease for a facility with approximately 7,420 square feet of combined office and warehouse space at 122 Perimeter Park Drive, Knoxville, Tennessee. The initial term of the lease was from January 15, 2000 to January 14, 2003, with an option to renew for two additional three-year periods. In July, 2002, Celerity exercised it's option to extend the lease to January 14, 2006. Monthly lease payments average approximately $5,450 per month plus utilities and certain other maintenance expenses.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 and is pending before Supreme Court in the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, has sued the Company for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain cost. In 2002, Merrill/New York Company obtained a summary judgment against the Company for $136,435 which, has been fully accrued at December 31, 2002. The Company intends to appeal this decision.

         In December 2001, Veja Electronics, Inc. d/b/a/ Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. The Company intends to defend this action and no amounts have been accrued at December 31, 2002.

         On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled as Metalade FL, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company has accrued approximately $103,000 in accounts payable related to this action at December 31, 2002. The Company and Metalade entered into a consent judgment in the amount of $108,000, of which approximately $32,000 has been paid. The remaining amount has been accrued at December 31, 2002.

         On October 9, 2002, Waytec Electronics sued the Company for a delinquent account. The action was brought in the Circuit Court of the City of Lynchburg, Virginia. In this action the plaintiff, Waytec Electronics has sued the Company for non-payment of inventory items and is seeking $77,705. In 2002, a default judgment was entered against the Company. This amount accrued at December 31, 2002.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

         The Common Stock ceased trading on the Nasdaq SmallCap Market on October 21, 1999. Celerity Systems' Common Stock is currently traded on the OTC Bulletin Board under the symbol "CESY".

         The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. This information was obtained from the Pink Sheets, LLC.

                                 High                    Low
                                 ----                    ---
Fiscal Year 2001
1st Quarter                     $4.8000                 $0.6200
2nd Quarter                    $12.4000                 $1.9200
3rd Quarter                     $5.4000                 $1.3800
4th Quarter                     $1.7000                 $0.4000

Fiscal Year 2002
1st Quarter                     $4.8000                 $0.1420
2nd Quarter                     $0.2200                 $0.0080
3rd Quarter                     $0.0450                 $0.0080
4th Quarter                     $0.0060                 $0.0010

         As of March 24, 2003 there were approximately 239 holders of record of the Common Stock.

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


Recent Sales of Unregistered Securities


         2002

         Celerity issued 3,810,385 shares of common stock with a value of $124,058 as payment for certain consulting and directors' fees, payroll and accounts payable items.

         Celerity converted $1,502,198, including accrued interest, of the convertible debentures into 223,675,473 shares of common stock.

         Celerity converted $627,500 of Series B Preferred Stock, $60,000 of Series C Preferred Stock, $54,000 of Series D Preferred Stock and $60,000 of Series E Preferred Stock into 4,600,000 shares of common stock.


         2003

         In the first quarter of 2003, Celerity issued 4,554,956 shares of common stock as payment of certain payroll and accounts payable items.

         In the first quarter of 2003, Celerity issued 2,645,000 shares of common stock for the conversion of the remaining shares of preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The  following  information  should  be read in  conjunction  with  the consolidated financial statements of Celerity and the notes thereto appearing elsewhere in this filing. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this prospectus that are not statements of historical or current fact constitute "forward-looking statements."


Overview

         Prior to 1998, our major activity was selling digital video servers in the interactive video services market. All sales were in Korea, Israel, Taiwan and China. However, beginning in 1998, we focused our sales efforts in North America, and developed and sold the first production units of a new digital set top box, the T 6000.

         We have continued to focus most of our development and production efforts during 2002 and 2001 on our T 6000 set top box. In addition, we are seeking new projects using our digital video servers, that could be deployed with the T 6000 or other compatible set top boxes. Our T 6000 set top box will be manufactured by IES in Gray, TN.

         Management has also focused on attempting to obtain the necessary capital to maintain our operations. We are continuing to seek to arrange financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have narrowed our sales efforts to those which, we believe have the best chance of closing in the near term. Since inception in January, 1993 through December 31, 2002 Celerity has had losses of $41,558,606, and continues to suffer cash flow and working capital shortages. As of December 31, 2002, Celerity had a negative net working capital of approximately $2,727,000. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

         Celerity  had  one   interactive   video   customer  that   represented
approximately 100% of our revenues in 2002 and 75% in 2001.


Results Of Operations


         Year Ended December 31, 2002 Compared To Year Ended December 31, 2001


         Revenues

         Revenues for the year ended December 31, 2002 were $649,815 compared to $403,997 for the year ended December 31, 2001. This increase is primarily from increased sales of approximately $535,000 to the education markets partially offset by a decrease of approximately $303,000 in sales to the hospitality market. The continuing low level of interactive digital video systems sales is a result of the constrained sales and marketing activities caused by our cash shortage.


         Costs Of Revenues

         Costs of revenues were $970,739 in 2002 compared to $1,163,129 in 2001. We had a negative gross margin of $320,924 compared to $759,132 in 2001. Costs of revenues in 2002 and 2001 were primarily due to costs associated with products delivered in each respective year, the write down of $377,114 in 2001 of obsolete inventory to net realizable value and a reserve of lower of cost or market of $237,250 in 2001.


         Operating Expenses

         Operating expenses for 2002 were $2,045,738 compared to 2001 of $5,667,077. Decreased operating expenses in 2002 can be attributed to lower amortization costs from 2001 associated with the issuance of warrants in connection with an Equity Line of Credit Agreement (approximately $1,364,000) and, separately, lower amortization of costs associated with a purchase or financing commitment (approximately $408,000). Expenses were also reduced by lower contract labor costs incurred in the development of our interactive digital video system (approximately $768,000), costs associated with the write down of assets associated with the termination of projects in the multi-housing market (approximately $385,000), reduced expenses from the engagement of consultants to assist us with investor relations and investment banking (approximately $520,000), and reduced expenses for legal, accounting and other professional services (approximately $246,000). These reductions were partially offset by increased payroll expenses in 2002 compared to 2001 (approximately $85,000).

         Interest Expense

         Interest expense for 2002 was $2,278,804 compared to 2001 that totaled $1,680,035. Of the totals for 2002 and 2001 were non-cash expenses incurred as a result of the amortization, through a charge to interest expense, of both the beneficial debt conversion features of the 2002 and 2001 securities offerings, $1,018,759 and $575,224, respectively, and amortization of the debt offering costs related to the same securities offerings of $568,263 and $198,633, respectively. Liquidated damages incurred due to the late filing of certain registration statements resulted in a charge of $266,700 in 2002 compared to a charge of $694,400 in 2001. Interest expense on borrowings increased from $176,757 in 2001 to $425,082 in 2002. The largest portion of this increase is from interest expense associated with purchase order financing provided by Kidston Communications. Kidston Communications is a company controlled by a former director of Celerity (see Related Party Transaction). Expense associated with this financing amounted to $114,723 in 2002.


         Income On Equity Warrant Liability

         For the years ended December 31, 2002 and 2002, Celerity had income on equity warrant liability of $134,374 and $1,893,852, respectively. These amounts represent a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in
Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment was determined using the Black-Scholes Option Pricing Model. The reduced amount is a result of the significant decrease in the price of Celerity's common stock over the 2 year period.


         Loss On Treasury Stock

         During the year ended December 31, 2001, Celerity discovered that it no longer had possession of 16,869 shares of treasury stock. As a result, Celerity has written off the cost basis value of the shares, or $227,500 in 2001. No such write-off was taken in 2002.


         Loss Before Extraordinary Items

         As a result of the above factors, loss before extraordinary items for the twelve months ended December 31, 2002 was $4,504,838, or $0.08 per share, as compared to $6,402,038, or $2.01 per share, for the same period in 2001.


         Gain On Extinguishment Of Debt

         During 2002 the Celerity negotiated settlement of certain accounts payable items which resulted in cancellation of debt income of $49,132. This item is reflected as an extraordinary item.

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


         Cumulative Effect Of Change In Accounting Principle

         Effective June 30, 2001, Celerity adopted the provisions of EITF 00-19," Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of September 20, 2000, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle. No adjustments was recorded in 2002.


         Net Loss

         As a result of the foregoing, Celerity had a net loss of $4,455,706, or $0.08 per share, for the year ended December 1, 2002 compared to a net loss of $3,731,361, or $1.17 per share, for the prior year.

         Accretion Of Redeemable Convertible Preferred Stock

         Celerity has outstanding redeemable convertible preferred stock. At issuance in 2002, the conversion price of the Series D Preferred Stock was at a discount to the price of Celerity's common stock. Celerity recorded a $54,000 dividend relative to the beneficial conversion feature of the Series D Preferred Stock. Also in 2002, at issuance the conversion price of the Series E Preferred Stock was at a discount to the price of Celerity's common stock. Celerity recorded a $100,000 dividend relative to the beneficial conversion feature of the Series E Preferred Stock.

         In 2001, at issuance the conversion price of the Series B Preferred Stock was at a discount to the price of Celerity's common stock. The Series B Preferred Stock is considered perpetual preferred stock. As a result, Celerity recorded a $868,000 dividend in 2001 relative to the beneficial conversion feature of the Series B Preferred Stock. Also, $132,000 of the proceeds from the issuance of the Series B Preferred Stock was allocated to the warrants attached and resulted in full accretion of this amount in 2001. At issuance the conversion price of the Series C Preferred Stock was at a discount to the price of Celerity's common stock. Celerity recorded a $60,000 dividend relative to the beneficial conversion feature of the Series C Preferred Stock.


         Net Loss Attributable To Common Stockholders

         As a result of the foregoing, Celerity had a net loss attributable to common stockholders of $4,609,706, or $0.08 per share for the year ended December 31, 2002 compared to a net loss of $4,791,361, or $1.50 per share, for the prior year.


Liquidity And Capital Resources

         The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $5,012 as of December 31, 2002 and $171,988 as of December 31, 2001. Our cash position continues to be uncertain, and we currently have no cash. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. In addition, our need for cash includes satisfying current liabilities of $4,042,761, consisting primarily of accounts payable of $2,099,204, accrued wages and related taxes of $327,041, accrued interest of $1,018,867, other accrued liabilities of $64,472, deferred revenue of $154,227, notes payable of $238,950, and current portion of long-term debt of $140,000. These current liabilities include a judgment of $136,435 obtained by Merrill Corporation for non-payment of printing fees, a consent judgment of $108,000 with Metalade FL, Inc. for non-payment of inventory purchases, and a judgment of $77,705 obtained by Waytec Electronics for non-payment of inventory purchases. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our ongoing operations and to satisfy the above obligations. We currently do not have any commitments for funding.

         In June 2001, we entered into an Equity Line of Credit pursuant to which Cornell Capital Partners, L.P. had agreed to purchase up to $10.0 million of common stock. Initially we registered up to 164,314,919 shares under a registration statement filed on October 18, 2001 for issuance to the investor under the Equity Line of Credit and convertible debentures. On January 18, 2002, we requested that the SEC withdraw the October 18, 2001 registration statement as a result of Celerity's termination of the Equity Line of Credit. On June 28, 2002, we filed an additional registration statement relating to shares of stock obtained under convertible debentures related to the Equity Line of Credit. On November 1, 2002, we requested that the SEC withdraw the June 28, 2002 registration statement. Accordingly, the Equity Line of Credit is not a source of liquidity for Celerity.

         Since December 31, 2002, we issued $139,000 principal amount of 5% convertible debentures resulting in net proceeds of $139,000 and borrowed an additional $40,000 in the form of 10% unsecured short term notes.

         We are pursuing the option of becoming a business development company which is regulated under Section 54 of the Investment Company Act of 1940. As a business development company we may sell shares of our freely trading common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock.

         We are also looking at several other options in terms of improving our cash shortage. We are continuing to seek to arrange financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have granted a security interest in our personal property to our former legal counsel, a former director of Celerity, and the investors in the 10% convertible debentures issued in 2002. Such security interests may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

         During the year ended December 31, 2002, we had a net decrease in cash and cash equivalents of $166,976. Our sources and uses of funds were as follows:

         Cash Used In Operating Activities. We used net cash of $1,251,082 in our operating activities in the year ended December 31, 2002. Net cash used in operating activities resulted primarily from a net loss of $4,455,706, and non-cash income related to the equity warrant liability of $134,374. Our net cash used in operating activities was partially offset by depreciation and amortization expenses of $654,490, non-cash expenses of $1,142,817, a decrease in inventory of $1,013,318, an increase in accrued interest of $487,914 and an increase in other current liabilities of $67,728. The decrease in inventory is the result of sales during the year which was not replaced by new inventory. Since no orders have been received, we have ceased purchasing any material amount of inventory until inventory levels can be reduced The increase in accrued interest of $487,914 from December 31, 2001 results from borrowings at a higher rate, 10% on the $1,500,00 secured convertible debenture issued in 2002 and the 15% discount associated with purchase order financing provided by Kidston Communications, controlled by Ed Kidston, a former director.

         Cash Used In Investing Activities. We used net cash of $2,494 in investing activities in the year ended December 31, 2002. This relates to the purchase of fixed assets.

         Cash Provided By Financing Activities. We received $1,086,600 in net cash from financing activities, consisting primarily of proceeds from long-term debt of $1,140,000, short-term borrowings of $113,950, issuance of common stock of $93,000 and preferred stock of $154,000. This was partially offset by principal payments on long-term debt of $305,000 and financing and debt issue costs of $109,350.

         Since our inception in January 1993 and through December 31, 2002, we have an accumulated deficit of $41,558,606. We expect to incur operating losses for the indefinite future as we continue to develop and market our technology. Since January 1, 2003, we have received an order for the sale of our Digital Education System to an Ohio school system.

         As of December 31, 2002 we had a negative net working capital of approximately $2,727,000. Inventory decreased approximately $1,013,318 since December 31, 2001 and is the result of inventory shipped to complete sales orders and for which no replacement items were purchased. Since no significant new orders have been received, we have ceased purchasing any material amount of inventory until inventory levels can be reduced. Accounts payable are expected to remain high until inventory levels can be reduced through sales. We had no significant capital spending or purchase commitments at December 31, 2002 other than a certain facility lease and inventory component purchase commitments required in the ordinary course of our business.

         We have no existing bank lines of credit.


Contractual Obligations And Commercial Commitments

         The following chart sets forth Celerity's contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.

                                                         Payments Due By Period
                                                                  Total
                                        -----------------------------------------------------
                                                  Less than                            After
  Contractual Obligations               Total      1 Year     1-3 Years  4-5 years    5 Years
  -----------------------               -----      ------     ---------  ---------    -------
Long - Term Debt                     4,156,844     140,000        --     2,586,844   1,430,000
Current Obligations                  3,902,761        --          --          --          --
Operating Leases                       196,200      62,675     130,800       2,725        --
Unconditioned Purchase Obligations        --          --          --          --          --
Other Long - Term Obligations             --          --          --          --          --
Total Contractual Cash Obligations        --          --          --          --          --

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

         We adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because we adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on our financial statements.

         Celerity adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, we recognized the financial and servicing assets we control and the liabilities we incurred, derecognizes financial assets we control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle resulted in the re-establishment of $163,605 in accounts payable written off during the year.

         Celerity adopted the provisions of SFAS No.'s 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001.

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

         The adoption of this new accounting pronouncement on Celerity's financial statements has not been significant.

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

         The adoption of this new accounting pronouncement on Celerity's financial statements has not been significant.

         On April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for financial statements issued for fiscal years beginning after May 15, 2002. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

         While Celerity has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, Celerity currently expects that the effect of SFAS No. 145 on Celerity's financial statements, when it becomes effective, will not be significant.

         On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is applied to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. While Celerity has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, Celerity currently expects that the effect of SFAS No. 146 on Celerity's financial statements, when it becomes effective, will not be significant.

         On October, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which is effective on financial statements as of October 1, 2002. This Statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". The adoption of this principle had no material effect on Celerity's financial statements.

         On December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The effect of the adoption of this new accounting pronouncement on Celerity's financial statements has not been significant.

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

         VALUATION OF OPTIONS AND WARRANTS - The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.


ITEM 7.  FINANCIAL STATEMENTS

                             CELERITY SYSTEMS, INC.


              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT


                                DECEMBER 31, 2002



Auditors' Report                                                                                   F-1

Balance Sheet as of December 31, 2002                                                              F-2

Statement of Operations for the Years Ended December 31, 2002 and 2001                             F-3

Statement of Changes in Stockholders' Deficit for Year Ended December 31, 2002 and 2001            F-4

Statement of Cash Flows for the Years Ended December 31, 2002 and 2001                             F-5

Notes to Financial Statements                                                                      F-6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Celerity Systems, Inc.
Knoxville, Tennessee

We have audited the accompanying balance sheet of Celerity Systems, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Celerity Systems, Inc. as of December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit of approximately $2,727,000 and has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
April 3, 2003

CELERITY SYSTEMS, INC.
Balance Sheet
December 31, 2002

                                                                                            2002
                                                                                        ------------
Assets
   Cash                                                                                 $      5,012
   Inventory, net (Note 4)                                                                 1,310,143
                                                                                        ------------
        Total current assets                                                               1,315,155

Property and equipment, net (Note 5)                                                         175,964
Debt offering costs, net of accumulated amortization of $648,181                             617,274
Other assets                                                                                  20,900
                                                                                        ------------

     Total assets                                                                       $  2,129,293
                                                                                        ============

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

Accounts payable                                                                        $  2,099,204
Accrued wages and related taxes                                                              327,041
Accrued interest                                                                           1,018,867
Deferred revenue                                                                             154,227
Other accrued liabilities                                                                     64,472
Notes payable - Related Party (Notes 8 and 15)                                               238,950
Current maturities of long-term debt                                                         140,000
                                                                                        ------------

     Total current liabilities                                                             4,042,761

Long-term debt, less current maturities (Note 9)                                           2,977,520
                                                                                        ------------

     Total liabilities                                                                     7,020,281

Commitments and contingencies (Notes 3, 7, 9, 10 and 13)                                          --

Series A redeemable convertible preferred stock, $.01 par value; authorized
50 shares; 0 shares issued and outstanding at December 31, 2002 (Note 9)                          --
                                                                                        ------------

Series B convertible  preferred stock,  $.01 par value;  authorized 100 shares;
32.25 shares issued and outstanding at
December 31, 2002  (Note 9)                                                                  322,500
                                                                                        ------------

Series C convertible preferred stock, $.01 par value; authorized
100 shares; 0 shares issued and outstanding at December 31, 2002  (Note 9)                        --
                                                                                        ------------

Series D convertible preferred stock, $.01 par value; authorized
100 shares; 0 shares issued and outstanding at December 31, 2002  (Note 9)                        --
                                                                                        ------------

Series E convertible preferred stock, $.01 par value; authorized
100 shares; 4 shares issued and outstanding at December 31, 2002  (Note 9)                    40,000
                                                                                        ------------

Common stock, $.001 par value, 250,000,000 shares authorized,
     246,325,579 issued and outstanding at December 31, 2002                                 246,325
Additional paid-in capital                                                                36,058,793
Accumulated deficit                                                                      (41,558,606)
                                                                                        ------------
     Total stockholders' deficit                                                          (5,253,488)
                                                                                        ------------

     Total liabilities, redeemable preferred stock and stockholders' deficit            $  2,129,293
                                                                                        ============



    The accompanying notes are an integral part of these financial statements

CELERITY SYSTEMS, INC.
Statements of Operations
For the years ended December 31, 2002 and 2001

                                                                             2002                 2001
                                                                          -----------          -----------
  Revenues                                                                $   649,815          $   403,997
  Cost of revenues                                                            970,739            1,163,129
                                                                          -----------          -----------
           Gross deficit                                                     (320,924)            (759,132)
  Operating expenses                                                        2,045,738            5,667,077
                                                                          -----------          -----------
          Loss from operations                                             (2,366,662)          (6,426,209)

     Interest expense                                                      (2,278,804)          (1,680,035)
     Income on equity warrant liability                                       134,374            1,893,852
     Loss on treasury stock                                                        --             (227,500)
     Other (expense) income                                                     6,254               37,854
                                                                          -----------          -----------
          Loss before extraordinary items                                  (4,504,838)          (6,402,038)
  Extraordinary items
    Gain on extinguishment of debt                                             49,132               71,864
                                                                          -----------          -----------
  Loss before cumulative effect of change in accounting principle          (4,455,706)          (6,330,174)
     Cumulative effect of change in accounting principle                           --            2,598,813
                                                                          -----------          -----------
          Net loss                                                         (4,455,706)          (3,731,361)
Amortization of beneficial conversion feature and accretion
of redeemable convertible preferred stock                                     154,000            1,060,000
                                                                          -----------          -----------
          Net loss attributable to common stockholders                    $(4,609,706)         $(4,791,361)
                                                                          ===========          ===========

  Basic and diluted loss per common share (Note 11):
     Loss before extraordinary items                                      $     (0.08)         $     (2.01)
     Extraordinary items                                                           --                 0.02
     Cumulative effect of change in accounting method                              --                 0.82
                                                                          -----------          -----------
     Net loss per share                                                   $     (0.08)         $     (1.17)

Amortization of beneficial conversion feature and accretion
of redeemable convertible preferred stock                                          --                (0.33)
                                                                          -----------          -----------

          Net loss per share attributable to common stockholders          $     (0.08)         $     (1.50)
                                                                          ===========          ===========



    The accompanying notes are an integral part of these financial statements

CELERITY SYSTEMS, INC.
Statement of Changes in Stockholders' Deficit
For the years ended December 31, 2002 and 2001

                                                                                                                     Additional
                                                                                   Shares Of         Common          Paid-In
                                                                                   Common Stock      Stock           Capital
                                                                                   ------------      ------------    ------------
Balances, December 31, 2000                                                           1,231,974      $      1,232    $ 30,430,956
Issuance of common stock                                                                 50,000                50          29,950
Issuance of common stock in connection with a purchase or finance commitment            120,000               120         407,880

 Issuance of convertible debentures with beneficial conversion feature                                                  2,151,794
 Issuance of convertible preferred stock with beneficial conversion feature                                               969,654
Issuance of common stock as payment of certain consulting and directors' fees,
 payroll and accounts payable items                                                      64,144                64         145,464
Conversion of convertible debentures to shares of common stock                        3,155,638             3,156       1,683,193
Conversion of convertible preferred stock to shares of common stock                     318,010               318         190,593
Amortization of beneficial conversion feature and accretion of redeemable
 convertible preferred stock                                                                                               27,446
Reclassification as a result of a change in accounting principle for
 outstanding warrants                                                                                                  (2,863,760)
Loss on treasury stock
Net loss
                                                                                   ------------      ------------    ------------
Balances, December 31, 2001                                                           4,939,766             4,940      33,173,170

Issuance of common stock                                                              9,300,000             9,300          83,700
 Issuance of convertible debentures with beneficial conversion feature                                                    452,252
 Issuance of convertible preferred stock with beneficial conversion feature                                               154,000
Issuance of common stock as payment of certain consulting and directors' fees,
 payroll and accounts payable items                                                   3,810,385             3,810         120,248
Conversion of convertible debentures to shares of common stock                      223,675,428           223,675       1,278,523
Conversion of convertible preferred stock to shares of common stock                   4,600,000             4,600         796,900
Amortization of beneficial conversion feature and accretion of redeemable convertible preferred stock
Close out of equity warranty liability account                                                                             29,629
Reestablish equity warranty liability account                                                                             (29,629)
Net Loss
                                                                                   ------------      ------------    ------------
Balances, December 31, 2002                                                         246,325,579      $    246,325    $ 36,058,793
                                                                                   ============      ============    ============

                                                                                                                     Total
                                                                                   Treasury          Accumulated     Stockholders'
                                                                                   Stock             Deficit         Deficit
                                                                                   ------------      ------------    ------------
Balances, December 31, 2000                                                        $   (227,500)     $(32,157,539)   $ (1,952,581)
Issuance of common stock                                                                                                   30,000
Issuance of common stock in connection with a purchase or finance commitment                                              408,000

 Issuance of convertible debentures with beneficial conversion feature                                                  2,151,794
 Issuance of convertible preferred stock with beneficial conversion feature                                               969,654
Issuance of common stock as payment of certain consulting and directors' fees,
 payroll and accounts payable items                                                                                       145,528
Conversion of convertible debentures to shares of common stock                                                          1,686,349
Conversion of convertible preferred stock to shares of common stock                                                       190,911
Amortization of beneficial conversion feature and accretion of redeemable
 convertible preferred stock                                                                           (1,060,000)     (1,032,554)
Reclassification as a result of a change in accounting principle for
 outstanding warrants                                                                                                  (2,863,760)
Loss on treasury stock                                                                  227,500                           227,500
Net loss                                                                                               (3,731,361)     (3,731,361)
                                                                                   ------------      ------------    ------------
Balances, December 31, 2001                                                                  --       (36,948,900)     (3,770,790)

Issuance of common stock                                                                                                   93,000
 Issuance of convertible debentures with beneficial conversion feature                                                    452,252
 Issuance of convertible preferred stock with beneficial conversion feature                                               154,000
Issuance of common stock as payment of certain consulting and directors' fees,
 payroll and accounts payable items                                                                                       124,058
Conversion of convertible debentures to shares of common stock                                                          1,502,198
Conversion of convertible preferred stock to shares of common stock                                                       801,500
Amortization of beneficial conversion feature and accretion of redeemable
 convertible preferred stock                                                                             (154,000)       (154,000)
Close out of equity warranty liability account                                                                             29,629
Reestablish equity warranty liability account
Net Loss                                                                                               (4,455,706)     (4,455,706)
                                                                                   ------------      ------------    ------------
Balances, December 31, 2002                                                        $         --      $(41,558,606)   $ (5,253,488)
                                                                                   ============      ============    ============

CELERITY SYSTEMS, INC.
Statements of Cash Flows
For the years ended December 31, 2002 and 2001

                                                                                          2002                 2001
                                                                                       -----------          -----------
Cash flows from operating activities:
   Net loss                                                                            $(4,455,706)         $(3,731,361)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation and amortization                                                   86,227               92,811
            Amortization expense related to termination of financing agreement                  --              408,000
            Amortization expense related to debt offering costs                            568,263              198,633
            Amortization of equity placement fee related to
terminated equity credit line                                                                   --            1,363,975
Noncash operating expense related to the issuance of warrants                                   --              399,304
Noncash expense related to treasury stock                                                       --              227,500
            Loss on disposal of fixed assets                                                    --              365,383
            Provision for inventory obsolescence                                           (15,900)             237,250
            Noncash interest expense related to beneficial
                 conversion feature of debt                                              1,018,759              575,224
            Noncash interest expense related to notes payable                                   --               66,506
            Noncash operating expense related to consulting fees                            97,487              113,683
            Noncash operating expense related to payroll
               and directors' fees                                                          26,571               31,843
            Noncash gain related to settlement of capital lease obligation                      --              (97,500)
            Noncash income related to equity warrant liability                            (134,374)          (1,893,852)
            Noncash income related to change in accounting principle                            --           (2,598,813)
            Changes in current assets and liabilities:
                Accounts receivable                                                          4,282               (4,282)
                Inventory                                                                1,013,318           (2,021,427)
                Accounts payable                                                           (15,651)           1,456,378
                Accrued interest                                                           487,914              617,496
                Other current liabilities                                                   67,728              119,405
                                                                                       -----------          -----------
                    Net cash used in operating activitities                             (1,251,082)          (4,073,844)

Cash flows from investing activities:
   Purchase of fixed assets                                                                 (2,494)            (574,083)
                                                                                       -----------          -----------
                    Net cash used in investing activitities                                 (2,494)            (574,083)

Cash flows from financing activities:
   Proceeds from short-term borrowings                                                     113,950               54,000
   Payments on short-term borrowings                                                            --              (54,000)
   Proceeds from long-term debt                                                          1,140,000            5,686,000
   Principal payments on long-term debt                                                   (305,000)            (592,500)
   Proceeds from issuance of common stock                                                   93,000               30,000
   Proceeds from preferred stock offering, net of offering costs                           154,000              919,654
   Financing and debt issue costs                                                         (109,350)          (1,233,605)

                                                                                       -----------          -----------
                    Net cash provided by financing activitities                          1,086,600            4,809,549

Net increase (decrease) in cash and cash equivalents                                      (166,976)             161,622
Cash and cash equivalents, beginning of year                                               171,988               10,366
                                                                                       -----------          -----------

Cash and cash equivalents, end of year                                                 $     5,012          $   171,988
                                                                                       ===========          ===========



 The accompanying notes are an integral part of these financial statements

                             CELERITY SYSTEMS, INC.
                          Notes to Financial Statements


1.       Organization and Nature of Business

         Celerity Systems, Inc. (the "Company"), a Delaware corporation, designs, develops, integrates, installs, operates and supports interactive video services hardware and software ("interactive video"). Celerity also designed, developed, installed, and supported CD-ROM software products for business applications. In February, 1998 the Company began to scale back the CD-ROM segment to a maintenance mode of operations and in February, 2001 completed the sale of this segment (Note 4). In the interactive video services area, the Company seeks to provide solutions, including products and services developed by the Company and by strategic partners, that enable interactive video programming and applications to be provided to a wide variety of market niches. The sales of interactive video products are made direct to its customers, except for the education market which is conducted through a network of distributors.

         On April 28, 2002, the shareholders voted to increase the authorized capitalization of the Company from 5,000,000 to 250,000,000 shares of common stock. Additionally, the shareholders approved a 1-for-20 reverse stock split. All references to common stock have been retroactively restated.

         Celerity  had  one   interactive   video   customer  that   represented
         approximately 100% of the Company's revenues in 2002 and 75% in 2001.


2.       Summary of Significant Accounting Policies

         Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents - Celerity considers all highly liquid debt instruments with an original maturity of three months or less when purchased as cash equivalents. Celerity places its temporary cash investments principally in bank repurchase agreements and money market accounts with one bank.

         CONCENTRATION OF RISK - Celerity maintains checking accounts at financial institutions located in Tennessee. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 each. The amounts held for the Company occasionally exceed that amount.

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

         Inventory - Inventory is stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. Celerity has established an allowance for obsolete inventory of approximately $221,350.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally five years. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in income. Celerity periodically evaluates the carrying value by considering the future cash flows generated by the assets. Management believes that the carrying value reflected in the financial statements is fairly stated based on this criteria.

         Debt Offering Costs - Debt offering costs are related to private placements in 2002 and 2001 and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date immediate recognition is made of the remaining unamortized cost through a charge to interest expense. Interest expense related to these costs was $568,263 and $198,633 in 2002 and 2001 respectively.

         Revenue Recognition - Celerity records revenues upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. Celerity records sales for services upon the completion of training, ratably over the life of any maintenance of support agreement and in the current period for any access or rental fees. Celerity's general sales terms require a deposit with the order and balance upon delivery, except for educational sales which are handled on a net 30 basis.

         Income Taxes - Celerity accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Stock Based Compensation - On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plans. The pro forma disclosures of the impact of SFAS 123 are described in Note 10 of the financial statements.

         CHANGE IN ACCOUNTING PRINCIPLES - In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44) which clarifies the application of APB 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It was effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company.

         Effective June 30, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of June 30, 2001, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and mark-to-market adjustment of $2,598,813 was recorded as the cumulative effect of a change in accounting principle. For the year ended December 31, 2002, a total mark-to-market adjustment of $134,374, compared to $4,492,665 in 2001, was recorded as income on equity warrant liability for those contracts that existed as of December 31, 2002.

         Celerity has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

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

         Celerity has adopted the provisions of SFAS No.'s 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001.

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

         The adoption of this new accounting pronouncement on the Company's financial statements has not been significant.

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

         Celerity adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of
         Operations Reporting the Effects of Disposal of a Segment of a Business."

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

         The adoption of this new accounting pronouncement on the Company's financial statements has not been significant.

         On April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for financial statements issued for fiscal years beginning after May 15, 2002. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from
         Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

         While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 145 on the Company's financial statements, when it becomes effective, will not be significant.

         On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is applied to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 146 on the Company's financial statements, when it becomes effective, will not be significant.

         On October, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which is effective on financial statements as of October 1, 2002. This Statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". The adoption of this principle had no material effect on the Company's financial statements.

         On December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The effect of the adoption of this new accounting pronouncement on the Company's financial statements has not been significant.

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

         STOCK OPTIONS - As permitted by SFAS No. 123, the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with APB 25, and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

         VALUATION OF OPTIONS AND WARRANTS - The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

         RECLASSIFICATION   -  Certain  December  31,  2001  balance  have  been
         reclassified to conform with the December 31, 2002 presentation.


3.       Going Concern

         Celerity's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Celerity has had recurring losses. Since inception in January, 1993 through December 31, 2002 of $41,558,606, and continues to suffer cash flow and working capital shortages. As of December 31, 2002, the Company had a negative net working capital of approximately $2,727,000. These factors taken together with the lack of sales and the absence of significant financial commitment raises substantial doubt about the Company's ability to continue as a going concern.

         Celerity has focused on attempting to obtain the necessary capital to maintain its operations. Additionally, the Company has narrowed its sales efforts to those which it believes have the best chance of closing in the near term. In the first quarter of 2003, the Company received gross proceeds from private placements of convertible debt totaling $139,000. These funds should enable the Company to operate for the next few weeks, however, additional financing will be necessary to sustain operations and achieve the Company's business plan. Celerity is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


4.       Inventory

         Inventory at December 31, 2002 consists of:

                                                                     2002
                                                                  -----------
           Raw materials                                          $ 1,290,095
           Finished goods                                             241,398
                                                                  -----------
                                                                    1,531,493
           Reserve for lower of cost or market                       (221,350)
                                                                  -----------
                                                                  $ 1,310,143
                                                                  ===========

         The Reserve for lower of cost or market represents a write down to an estimated net realizable value. The write down results from a lower of cost or market valuation on certain parts and finished goods.

5.       Property and Equipment

         Substantially all property and equipment of the Company is comprised of computers and computer-related equipment, therefore, all property and equipment is included in one category entitled "Property and equipment, net." Cost and related accumulated depreciation for December 31, 2002 is as follows:

                                                                       2002
                                                                 --------------
            Property and equipment                               $     475,308
            Accumulated depreciation                                  (299,344)
                                                                 --------------
            Property and equipment, net                          $     175,964
                                                                 ==============

         Depreciation expense in 2002 and 2001 was $70,627 and $56,789, respectively. During 2001 equipment was purchased to be used in connection with multi-housing market projects. Celerity has terminated these projects due to the high cost of purchasing the equipment and the relatively slow expected return on investment. Celerity recorded a loss on disposal of fixed assets of $365,383 in connection with these projects in 2001.


6.       Income Taxes

         The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 2002 and 2001, are as follows:

                                                                           2002            2001
                                                                       ------------    ------------
          Current:
            Inventory reserve                                                84,000          90,000
            Other                                                            55,000          53,000
                                                                       ------------    ------------
                                                                            139,000         143,000
          Valuation allowance for net current deferred tax assets          (139,000)       (143,000)
                                                                       ------------    ------------

            Total net current deferred tax asset                       $         --    $         --
                                                                       ============    ============

          Noncurrent:
            Net operating loss and research credit carryforwards       $ 14,010,000    $ 12,323,000
            Stock based compensation                                             --         819,000
            Property and equipment                                           (5,000)         (8,000)
                                                                       ------------    ------------
                                                                         14,005,000      13,134,000
          Valuation allowance for net noncurrent deferred tax assets    (14,005,000)    (13,134,000)
                                                                       ------------    ------------

            Total net noncurrent deferred tax asset                    $         --    $         --
                                                                       ============    ============



         As a result of significant historical pretax losses, management can not conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset.

         Celerity's income tax benefit differs from that obtained by using the federal statutory rate of 34% as a result of the following:

                                                                              2002           2001
                                                                          -----------    -----------
          Computed "expected" tax (benefit)                               $(1,165,000)   $(1,312,000)
          State income tax (benefit), net of federal income tax benefit      (136,000)      (105,000)
          Change in valuation allowance                                       875,000      1,344,000
          Permanent differences and other                                     426,000         73,000
                                                                          -----------    -----------
                                                                          $        --    $        --
                                                                          ===========    ===========


         At December 31, 2002, the Company has approximately $35,900,000 of net operating loss carryforwards which in certain circumstances could become limited due to a change in control. These amounts are available to reduce the Company's future taxable income and expire in the years 2010 through 2022.

7.       Common Stock Warrants


1999 Warrants

         In June 1999, the Company received $500,000 in bridge financing. In connection with this placement, the agent received warrants to purchase 5,000 shares of common at $30.00 per share which were repriced to $18.80 per share in April 2000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 188.09% and expected lives of up to three years. Celerity recorded loan cost and additional paid in capital of $16,300 for the fair value of the repricing of these warrants to be amortized over the life of the related debt. These warrants expire in April 2003.


2000 Warrants

         In the first half of 2000, the Company issued warrants to purchase 17,873 shares of common stock at prices ranging from $14.88 to $32.50 in connection with a private placement of common stock. These warrants expire at various dates between April and June 2003. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.53%, expected dividends of zero, volatility of 70.19% and expected lives of up to three years.

         In August 2000, the Company placed $410,000 of series A convertible preferred stock. In connection with this placement, the agent received warrants to purchase 18,000 shares of common stock at $14.00 per share. The $202,800 fair value of these warrants was recorded as a cost of the offering. These warrants expire in August 2005. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 175.95% and expected lives of up to five years.


2001 Warrants

         In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.50 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants to purchase 230,000 shares of common stock have an exercise price of $2.00 per share and are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock. Celerity allocated $132,000 of the proceeds to the warrants based on their relative fair value. The value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.77%, expected dividends of zero, volatility of 219.79% and expected lives of up to three years. Celerity will record accretion as of the effective date of conversion.

         On June 14, 2001, the Company entered into an Equity Line of Credit pursuant in which the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. (Note 8) For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 3 lowest closing bid prices on which our common stock is traded for the 5 days immediately following the notice date. The consultant received warrants purchasing 175,000 shares of common stock at an exercise price of $2.00. The fair value of these warrants was recorded as an equity placement fee. The value of the warrants, $1,363,975, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 278.99% and expected lives of up to five years. These warrants expire in June 2006.

         In accordance with EITF 00-19, the Company has recorded an equity warranty liability of $1,363,975 in connection with these warrants. As the number of shares which may be issued upon conversion of the convertible debentures is indeterminate, a sufficient number of authorized but unissued shares may not be available. As a result, the Company recorded a mark-to-market adjustment of $134,374 and $1,893,852 in 2002 and 2001, respectively, which has been reflected as income on equity warrant liability.

         In January, 2002 the Company terminated the Equity Line of Credit due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result the remaining unamortized portion of the equity placement fee was immediately recognized as amortization expense.

         In August 2001, the Company placed $1,586,000 of 4% convertible debentures. In connection with this placement, the agent received warrants to purchase 125,000 shares of common stock at $2.00 per share. The warrants issued were for consulting fees in conjunction with the issuance of the debentures and are accounted for as a cost of financing to be amortized over the 5 year life of the debentures. The value of the warrants, $344,951, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 207.44% and expected lives of up to five years.

         In September 2001, Celerity issued warrants to Internet Finance to purchase 25,000 shares of Celerity common stock. These warrants were charged to operations as consulting expense. The value of the warrants, $48,978, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.00%, expected dividends of zero, volatility of 279.34% and expected lives of up to three years. One-half of these warrants have an exercise price of $3.00 per share and one-half have an exercise price of $5.00 per share. In addition, Celerity is obligated to issue to Internet Finance warrants to purchase additional shares of common stock if Celerity is successful in obtaining financing arranged by Internet Finance. For each $500,000 of capital received by Celerity, Internet Finance will receive warrants to purchase 12,500 shares of common stock at $3.00 per share. Internet Finance will also receive cash compensation of 2.5% of all funds received by Celerity under the contract.

         During 2001, the Company received $54,000 in short-term financing from an individual who is a former member of the Board of Directors. In connection with these notes, the individual received warrants to purchase 2,700 shares of common at $4.00 per share. These warrants were charged to operations as interest expense. The value of the warrants, $5,375, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.00% or 7.00%, expected dividends of zero, volatility range of 207.57% and 213.81% and expected lives of up to two years. These warrants expire between February and September, 2003.


2002 Warrants

         During 2002, the Company received $60,000 in proceeds from the issuance of common stock for cash. In connection with these issuances, the individuals received warrants to purchase up to 650,000 shares of common stock at between $0.08 and $0.10 per share. The warrants expire in August 2004.


8.       Notes Payable, Long Term Debt and Equity Line of Credit


Notes Payable - Related Party

         In April 2000, the Company received $195,000 from an individual who later became a member of the Company's Board of Directors. The note was due in April 2002 and bears interest at 9%. On April, 2002, the Company defaulted on payments due of $125,000, plus accrued interest, on the notes payable. Celerity is seeking to make arrangements with this note holder.


Long Term Debt

         In October and November 1998, the Company placed $450,000 of 7% notes. Each note holder is entitled to royalties of fifty cents per $100,000 invested (pro rated for lesser investments) for each T 6000 set top box sold during a period of up to five years. Of the total notes placed, $300,000 were converted into common stock upon the closing of a private offering in the first half of 2000 (included in note 9) and the remainder are due in October 2001. There was $140,000 and $150,000 outstanding at December 31, 2002 and 2001, respectively. On October 27, 2001, the Company defaulted on payments due of $150,000, plus accrued interest, on the royalty notes payable. Written demand has been received from one of the two note holders. Celerity is seeking to make arrangements with these note holders.

         In January, February and March 1999, the Company sold $600,000 in a private placement offering to outside investors. Investors in the private placement received 9% convertible debentures with a principal amount equal to the amount of the investment and a term of two years. The debentures are convertible into the Company's common stock at a price equal to the lesser of (i) 75% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) four times the five-day average closing bid price for the five days immediately preceding the date of closing. Celerity may redeem the debentures at prices that range from 115% to 125% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity. At December 31, 2001, $590,000 of the debentures had converted to shares of common stock and $10,000 had been redeemed. At both December 31, 2002 and 2001, there was $-0- outstanding of these 9% debentures.

         In November and December 1999, the Company sold $314,980 in a private placement offering to outside investors. Investors in the private placement received 4% convertible debentures with a principal amount of $110,000 and 8% convertible debentures with a principal amount of $204,980, both with a term of three years. The debentures are convertible into the Company's common stock at a price equal, at the Debenture holders option, either, (i) 65% of the average closing bid price of the common stock for the five days immediately preceding the date of conversion, or (ii) $15.00 per share for the 4% debentures or $10.00 per share for the 8% debentures. Celerity filed a Registration Statement that became effective within 90 days of the Closing Date Celerity has the right to redeem in part or in full any outstanding debentures at 135% of the principal amount, plus accrued interest. The debentures are subject to mandatory conversion upon maturity. At December 31, 2001, all of the debentures had been converted to shares of common stock.

         Celerity issued $629,980 aggregate principal amount of 8% convertible debentures in the first quarter of 2000. The Debentures have a term of three years and are convertible into the Company's common stock at a price, at the option of the holder, equal to either (I) 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion, or (ii) $30.00 per share. Celerity may redeem the debentures at a redemption price of 125% of the principal amount, plus accrued interest. All outstanding principal and interest is subject to mandatory conversion three years after issuance. At December 31, 2001, all of the debentures had been converted to shares of common stock.

         Celerity issued $800,000 aggregate principal amount of 4% convertible debentures in the first nine months of 2002, resulting in net proceeds of approximately $726,000. The debentures have a term of five years and are convertible into the Company's common stock, at the option of the holder, at a price equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. At December 31, 2002, $400,000 of the debentures had converted to shares of common stock, and $400,000 was exchanged into a 10% secured convertible debenture.

         Also,  the  Company  issued  a 10%  secured  convertible  debenture  of
         $1,500,000 in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional gross proceeds of $340,000, resulting in net proceeds of approximately $306,000. This debenture has a term of five years and is convertible into the Company's common stock, at the option of the holder, at a price equal to 87.5% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion, or an amount equal to $0.06. Celerity recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $540,550 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense. At December 31, 2002, $25,000 of the debentures had converted to shares of common stock, $45,000 had been redeemed and $1,430,000 remained outstanding.


Equity Line of Credit

         Effective September 30, 1999, the Company entered into $5,000,000 Line of Credit Agreement. Pursuant to the Line of Credit Agreement the Company could issue and sell up to $5,000,000 principal amount of 4% Convertible Debentures during a period beginning on the effective date of a registration statement covering the common stock underlying the Convertible Debentures and ending September 30, 2000. The amount of the drawdown is subject to the satisfaction of certain conditions, including conditions relating to the trading volume of the Company's common stock and is limited to a maximum of $500,000 per calendar month. During the period ended September 30, 2000, the Company had issued $550,000 of these debentures. On October 16, 2000 the agreement was renewed for a term ending October 31, 2001 and the maximum amount of debentures which may be issued was increased to a cumulative $10,000,000. On October 31, 2001 the agreement was renewed for an additional term ending December 31, 2001. Between the initial renewal date and December 31, 2001, the Company issued $6,141,000 of additional debentures.

         Celerity issued $5,686,000 aggregate principal amount of 4% convertible debentures in 2001 and $1,005,000 in 2000 under this agreement. The debentures have a term of five years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. As of December 31, 2002, $2,614,156 of the debentures had converted to shares of common stock, $700,000 had been converted into a 10% secured convertible debenture and $790,000 had been redeemed. At December 31, 2002 and 2001, there was $2,586,844 and $4,436,000 outstanding of these 4% debentures, respectively.

         On June 14, 2001, the Company entered into an Equity Line of Credit pursuant to which the Company may, at its discretion, periodically sell to the Investor shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 3 lowest closing bid prices on which our common stock is traded for the 5 days immediately following the notice date. Unless waived by the Investor, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. Celerity may request an advance every ten trading days. A consulting fee of 10% of each advance will be paid upon closing each of the sales under this agreement. Celerity had not drawn any advances under this agreement at December 31, 2001.

         In January, 2002 the Company terminated the Equity Line of Credit entered into on June 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, there is no effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 under the 1999 Line of Credit Agreement. We are required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of our failure to time file such registration statement and have it declared effective by the Securities and Exchange Commission. We have accrued $714,840 as additional interest expense for this item.


Beneficial Conversion Features of Debt

         Celerity recognized a beneficial conversion feature for the various convertible debentures issued in 2002 and 2001 as discount on the convertible debentures and as additional paid-in capital. This discount of $452,251 and $2,151,794 for 2002 and 2001 respectively, will be amortized as a non-cash interest expense over the five-year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount is immediately recognized as a non-cash interest expense. Non-cash interest expense amounted to $1,018,759 and $575,224 for the years ended December 31, 2002 and 2001, respectively.

         The maturities of the Company's long-term debt as of December 31, 2002, are as follows:


          2003                             $   140,000
          2004                                     -0-
          2005                                     -0-
          2006                                     -0-
          2007                               2,586,844
          Thereafter                         1,430,000
                                           -----------
                                             4,156,844
                Less debt discount          (1,039,324)
                Less current portion          (140,000)
                                           -----------

          Total long-term debt             $ 2,977,520
                                           ===========


Capital Lease Obligations

         In April 1998, the Company incurred capital lease obligations of approximately $259,000 for certain equipment. Monthly payments of principal and interest of $9,541 were due through 2001 with $82,628 past due at December 31, 1999. The equipment was returned to the lessor as part of the relocation of the Company's facilities. Celerity agreed to a final settlement in 2001 which resulted in a gain from cancellation of debt in the amount of $71,864. This item is reflected as an extraordinary item on the Statement of Operations.

9.       Preferred Stock


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

         The preferred stock is convertible into shares of common stock at a conversion price equal to the lesser of (i) $28.00 per share or (ii) 75% of the average closing bid price of the common stock for the five trading days immediately preceding the date of conversion. The preferred stock became convertible no earlier than 90 days from its issuance or the date of effectiveness of a registration statement registering the common stock into which the preferred stock is convertible. All shares of preferred stock outstanding on August 31, 2002 convert into shares of common stock as if holders of such shares had delivered a conversion notice effective at such date. At December 31, 2001, $410,000 face value of the preferred stock had converted to shares of common stock.

         The holders of two-thirds of the Preferred Stock can require the Company to redeem their shares upon the occurrence of any of the following events: (a) a merger where the Company is not the surviving entity, (b) a sale of all or substantially of the Company's assets, (c) failure to maintain an effective registration statement, or (d) failure to comply with certain other covenants. The amount payable upon such redemption ranges from liquidation value to a premium of up to 120%. Celerity, at its option, can redeem the Preferred Stock upon payment of 125% of the liquidation value. In 2000, the Company accreted the carrying value of its Preferred Stock to 120% of liquidation value by increasing the accumulated deficit by $298,966. As the remaining preferred stock converted in 2001, there was no accretion recorded.

         Each share of Preferred Stock has a liquidation preference of $10,000 plus an amount representing 6% per annum accrued since issuance. The Preferred Stock does not pay a dividend.

         On the date of issuance of the Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock is convertible. The beneficial conversion feature was reflected as a dividend over the 90 day period until the stock was convertible. Celerity recorded a $33,942 dividend relative to the beneficial conversion feature.


CONVERTIBLE PREFERRED STOCK


         SERIES B

         In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Convertible Preferred Stock resulting in gross proceeds of $230,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.50 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock and have an exercise price of $2.00 per share. The company allocated $132,000 of the proceeds to the warrants based on their relative fair value. As this Series B is considered perpetual preferred stock, accretion of the $132,000 is reflected over the period from the date of issuance to the earliest conversion date resulting in full accretion during 2001. The resulting $98,000 beneficial conversion feature of the preferred stock was reflected as a dividend and also amortized fully in 2001.

         Celerity also consummated an additional private placement of 72 shares of Series B Convertible Preferred Stock resulting in gross proceeds of $720,000, and issued an additional 5 shares having a value of $50,000 as payment for certain accounts payable and accrued wages. The Stock provides for preferential dividends at an annual rate of 8%.

         The preferred stock is convertible into shares of common stock at a conversion price equal to $0.50 per share, subject to availability, at any time during the two years following execution of the subscription agreements. The beneficial conversion feature of $679,654 will be reflected as a dividend from the date of issuance to the earliest conversion date. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends. Celerity will record accretion up to the redemption value in the period from date of issuance to the earliest conversion date. As this Series B is considered perpetual preferred stock, accretion of the $770,000 is reflected in full as accretion during 2001. As of December 31, 2002, $677,500 face value of the preferred stock had converted to shares of common stock.


         SERIES C

         In the fourth quarter of 2001, the Company consummated a private placement of 6 shares of Series C Convertible Preferred Stock resulting in gross proceeds of $60,000. The Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.80 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends.

         On the date of issuance of the Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which the Preferred Stock is convertible. Celerity recorded a $60,000 dividend relative to the beneficial conversion feature. As this Series C is considered perpetual preferred stock, amortization of the $60,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during 2001. As of December 31, 2002, $60,000 face value of the preferred stock had converted to shares of common stock.


         SERIES D

         In the first half of 2002, the Company consummated a private placement of 5.4 shares of Series D Convertible Preferred Stock resulting in gross proceeds of $54,000. The Series D Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.20 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law.

         On the date of issuance of the Series D Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. Celerity recorded a $54,000 dividend relative to the beneficial conversion feature. The Series D Convertible Preferred Stock is considered perpetual preferred stock and, therefore, amortization of the $54,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002. As of December 31, 2002, $54,000 face value of the preferred stock had converted to shares of common stock.


         SERIES E

         In the  first  quarter  of 2002,  the  Company  consummated  a  private placement  of  10  shares  of  Series  E  Convertible  Preferred  Stock resulting in gross proceeds of $100,000. The Series E Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.02 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Should there be an insufficient number of shares of common stock available at the time the preferred stock is offered for conversion, the conversion period shall be extended by the number of days between the conversion date and the date common shares become available. Two years from the original issuance date, the Company shall offer to redeem such preferred shares then outstanding at a price equal to the original issuance price plus accrued dividends if permitted by applicable law. As of December 31, 2002, 6 preferred shares converted to shares of common stock, and there were 4 shares remaining outstanding.

         On the date of issuance of the Series E Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. Celerity recorded a $100,000 dividend relative to the beneficial conversion feature. The Series E Convertible Preferred Stock is considered perpetual preferred stock and, therefore, amortization of the $100,000 is reflected over the period from the date of issuance to the earliest conversion date, resulting in full accretion during the first quarter of 2002.

         The total amount that would be required for redemption for the Series B and Series E Convertible Preferred Stock is as follows:

          2003                                                 $    322,500
          2004                                                       40,000
                                                               ------------
          Total required redemption for the Series B
          and Series E Convertible Preferred Stock             $    362,500
                                                               ============


         These preferred shares were not converted in 2002. In the first quarter of 2003, Celerity issued 2,645,000 shares for the conversion of the remaining shares of preferred shares.


10.      Stock Options

         Celerity established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 8,946 options to acquire common shares of which 2,100 were outstanding at both December 31, 2002 and 2001. In 1997, the Company established an additional stock option plan under which 10,000 options to acquire common shares were reserved for issuance. There were options to purchase 3,627 and 4,997 shares outstanding under the 1997 plan at
         December 31, 2002 and 2001, respectively. In 2001, the Company established an additional stock option plan under which 500,000 options to acquire common shares were reserved for issuance. There were options to purchase 212,000 and 179,800 shares outstanding under the 2001 plan at December 31, 2002 and 2001, respectively. In 2002, the Company established an additional stock option plan under which 10,000,000 options to acquire common shares were reserved for issuance. There were options to purchase 6,886,000 shares outstanding under the 2002 plan at December 31, 2002.

         Options granted under these plans subsequent to the 1997 initial public offering generally vest over three years and expire ten years from the date of grant, except for the 2002 and 2001 plans which vests 25% at date of grant and the balance ratable over three years.

         Celerity has also granted options to members of the Company's Board and to members of management which are outside the 1995 and 1997 plans. There were 2,000 and 23,910 of these options which remain outstanding at December 31, 2002 and 2001, respectively. These options generally vest over 3 years and expire ten years from date of grant.

                                              2002                            2001
                                      ----------------------------     -------------------------
                                                   Weighted Average              Weighted Average
                                       Options      Exercise Price     Options    Exercise Price
                                      ---------     --------------     -------    --------------
          Outstanding at
            beginning of year            210,807       $  3.29          34,809       $ 18.60
          Granted                      7,186,000          0.01         183,050          1.60
          Exercised                           --            --              --            --
          Forfeited                     (290,830)         1.78          (7,052)        32.60
                                       ---------       -------         -------       -------
          Outstanding at end of
            year                       7,105,727       $  0.03         210,807       $  3.29
                                       =========       =======         =======       =======

          Options Exercisable at
            year end                   1,798,078       $0.0052          69,046       $  6.20
                                       =========       =======          ======       =======

         The weighted-average fair value per option granted during the year was $0.01 and $0.08 for the years ended December 31, 2002 and 2001, respectively.

         The following table summarizes information about stock options at December 31, 2002:

                                                Options Outstanding                  Options Exercisable
                                      -----------------------------------------      -------------------
                                                               Weighted Average
                                         Number                   Remaining                 Number
             Exercise Prices          Outstanding              Contractual Life          Outstanding
             ---------------          -----------              ----------------          -----------
             $ 0.002                       6,886,000                     9.74              1,721,500
             $ 0.014                         135,000                     9.27                 33,750
             $ 1.500                          77,000                     8.86                 38,500
             $ 3.200                           2,500                     8.24                    825
             $ 3.400                           1,000                     7.86                    670
             $ 7.000                           1,000                     7.80                    670
             $ 0.656                             750                     6.70                    503
             $ 0.688                              10                     5.70                      7
             $ 0.910                             750                     7.59                    503
             $ 1.250                           1,717                     7.59                  1,150
                                           ---------                                       ---------
                                           7,105,727                                       1,798,078
                                           ---------                                       ---------


         Celerity recorded no compensation expense related to options granted in 2002 and 2001, as the exercise price of the options was equal to the fair market value of the Company's common stock at grant dates. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below at December 31:


                                               2002                                    2001
                                  ---------------------------------       ---------------------------------
                                       As                                      As
                                    Reported           Pro Forma            Reported            Pro Forma
                                  -------------       -------------       -------------       -------------
          Net loss                $  (4,455,706)      $  (4,511,536)      $  (3,731,361)      $   4,010,506)
          Net loss per share      $       (0.08)      $       (0.08)      $       (1.17)      $       (1.26)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2001; risk-free interest rates of 1.86% and 2.88% in 2002 and 3.92% in 2001, volatility between 237% and 330% in 2002 and 205% and 268% in 2001 and expected lives from three to ten years.

11.      Loss Per Share

         Basic loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 5,086,232,698 and 17,161,617 at December 31, 2002 and 2001, respectively, are not included in the computation of per share amounts in the periods because the Company reported a loss from continuing operations.

         Following is a reconciliation of the numerators and denominators of the basic loss per share:

                                                                 2002               2001
                                                              ------------       ------------
          Loss
            Basic:
              Loss attributable to common stockholders        $ (4,589,022)      $ (4,791,361)
                                                              ------------       ------------

          Shares
            Basic:
              Weighted-average common shares outstanding        57,076,981          3,181,652
                                                              ============       ============



12.      Cash Flows

         Supplemental disclosure of cash flow information for the years ended December 31, 2002 and 2001 is as follows:

                                                  2002       2001
                                              ------------  -------
          Cash paid during the year for:
          Interest                            $      1,262  $   849


         Noncash investing and financing activities:


2002

         Celerity issued 3,810,385 shares of common stock with a value of $124,058 as payment for certain consulting and directors' fees, payroll and accounts payable items.

         Celerity converted $1,502,198, including accrued interest, of the convertible debentures into 223,675,473 shares of common stock.

         Celerity  converted  $627,500 of Series B Preferred  Stock,  $60,000 of
         Series C Preferred Stock, $54,000 of Series D Preferred Stock and $60,000 of Series E Preferred Stock into 4,600,000 shares of common stock.


2001

         Celerity issued 64,144 shares of common stock with a value of $145,528 and 5 shares of Series B Redeemable Convertible Preferred Stock with a value of $50,000 as payment for certain consulting and directors' fees, payroll and accounts payable items.

         Celerity issued 120,000 shares of common stock to Artesian Direct for its commitment to purchase $10 million of the Company's products or to provide $10 million of financing. These shares were valued at $3.40 per share of the date of issuance or $408,000. Based upon Artesian's failure to provide any funding or any orders as promised under the agreement and their continuing failure to show any probability of any orders or funding, the Company has demanded the return of these shares and fully amortized the value as an operating expense.

         Celerity converted $1,686,349, including accrued interest, of the convertible debentures into 3,155,540 shares of common stock.

         Celerity converted $140,911 of Series A Preferred Stock and $50,000 of Series B Preferred Stock into 318,010 shares of common stock.

13.      Commitments and Contingencies

         In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. Celerity is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. Celerity has accrued $714,840 for liquidated damages at December 31, 2002.

         Celerity is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 and is pending before Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, has sued the Company for the non-payment of financial printing fees and is seeking approximately $118,000 in damages, plus interest and certain costs. In 2002, Merrill/New York Company obtained a summary judgment against the Company for $136,435 which has been fully accrued at December 31, 2002. Celerity intends to appeal this decision.

         In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. Celerity intends to defend this action and no amounts have been accrued at December 31, 2002.

         On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled as Metalade FL, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. Celerity has accrued approximately $103,000 in accounts payable related to this action at December 31, 2002. Celerity and Metalade entered into a consent judgment in the amount of $108,000, of which approximately $32,000 has been paid. The remaining amount has been accrued at December 31, 2002.

         On October, 9, 2002, Waytec Electronics sued the Company for a delinquent account. The action was brought in the Circuit Court of the City of Lynchburg, Virginia. In this action the plaintiff, Waytec Electronics, has sued the Company for non-payment of inventory items and is seeking $77,705. In 2002, a default judgment was entered against the Company. This amount has been accrued at December 31, 2002.

         In addition, certain creditors have threatened litigation if not paid. Celerity is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.

         Celerity leases office space under an operating lease. Future minimum lease payments by year, and in the aggregate, under this noncancelable operating lease at December 31, 2002, are as follows:

                    2003                                       62,675
                    2004                                       65,400
                    2005                                       65,400
                    2006                                        2,725
                                                          -----------
                                                          $   196,200
                                                          ===========


         Rent expense for operating leases was $60,000 and $60,000 in 2002 and 2001, respectively.


14.      Subsequent Events

         In the first quarter of 2003, the Company issued $139,000 principal amount of 5% convertible debentures resulting in net proceeds of $139,000. The Debentures have a term of three years and are convertible into the Company's common stock at a price per share equal to $0.001 per share. As the conversion price was equal with the stock price on the date of issuance there is no beneficial conversion feature for these convertible debentures.

         In the first quarter of 2003, the Company issued 4,554,956 shares of common stock as payment of certain payroll and accounts payable items.

         In the first quarter of 2003, the Company issued 2,645,000 shares of common stock for the conversion of the remaining shares of preferred stock.

         In the first quarter of 2003, the Company issued $40,000 principal amount of 10% short-term notes payable.

         On January 14, 2003, the Company held its Annual Meeting of Shareholders. The shareholders approved an increase in the Company's authorized capital stock to 5 billion shares of common stock, and approved the appointment of three directors and its independent accountants.


15.      Related Party Transactions


                                    REVENUES

         On March 5, 2001, we entered into a National Distributor Agreement for the education market with Kidston Communications, a company controlled by Edward Kidston, a director of the Company until October 30, 2002 and shareholder. Pursuant to the terms of this Agreement, Kidston Communications is the exclusive national distributor in the education market in the United States. The term of the Agreement is through December 31, 2003 and will automatically renew for additional three year periods unless one party notifies the other of its intent not to renew at least 30 days prior to the end of the then current term. The Agreement provides that Kidston Communications may purchase products from our Company at a five percent discount to list price, provided that the price is not higher than the price paid by other customers for like quantities of similar products and with similar terms and conditions. We had sales of $626,597 and $87,800 to Kidston Communications in 2002 and 2001, respectively.

         On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on the Company's financial statements and amounts to approximately $114,723 as of December 31, 2002. As of December 31, Kidston Communications has financed open purchase orders having a value of $764,823.


                                ACCRUED EXPENSES

         At December 31, 2002, the Company owes the former President and Chief Executive Officer of the Company $226,406 in unpaid payroll.


                                  NOTES PAYABLE

         In September 2002, a former director and shareholder of the Company loaned the Company $33,000. The amount is to cover short-term operating expenses and is due upon demand.

         In July 2002, the President and CEO of the Company loaned the Company $950. The amount is to cover short-term operating expenses and is due upon demand.

         At December 31, 2002, the Company has an outstanding note payable to a former member of the Company's Board of Directors in the amount of $125,000 (see Note 8).

                              COMMON STOCK WARRANTS

         During 2001, the Company issued 2,700 warrants to a former member of the Company's Board of Directors to purchase common stock in connection with short-term financing (see Note 7).

         During 2001, the Company issued 120,000 warrants to former members of the Company's Board of Directors to purchase common stock in connection with the issuance of Series B Redeemable Convertible Preferred Stock (see Note 7).


                                  STOCK OPTIONS

         During 2001, the Company issued 100,250 options to former members of the Company's Board of Directors for services (see Note 10).


                                 PREFERRED STOCK

         During  2001,  the  Company  issued 5 shares  of  Series B  Convertible
         Preferred Stock with a value of $50,000 in lieu of payment of consulting and directors' fees, payroll and accounts payable to the President and Chief Executive Officer of the Company.


                                  COMMON STOCK

         During 2002, the Company issued 1,333,334 shares of Common Stock with a value of $24,000 in lieu of payment of directors' fees.


16.      Treasury Stock

         During the year ended December 31, 2001, the Company discovered that it no longer had possession of 16,869 shares of treasury stock. As a result, the Company has written off the cost basis value of the shares, or $227,500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 11, 2001, Celerity Systems dismissed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as its independent certified public accountant.

         PricewaterhouseCoopers' report on Celerity's financial statements for the years ended December 31, 1999 and 2000, respectively, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         PricewaterhouseCoopers' dismissal was recommended and approved by Celerity's Audit Committee and Board of Directors.

         Since January 1, 1999, as well as any subsequent interim period prior to dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         Since January 1, 1999, as well as any subsequent interim period prior to dismissal, PricewaterhouseCoopers did not advise Celerity of any of the matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Executive Officers And Directors

         Our executive officers and directors are as follows:

Name                            Age        Position                              Period Served
----                            ---        --------                              -------------
Robert Legnosky                 29         President, Chief Executive Officer    October 25, 2002 to
                                           and Chairman of the Board             Present

John McNamara, Jr.              29         Director                              October 25, 2002 to
                                                                                 Present

Dr. Michael Kesselbrenner       51         Director                              January 14, 2003 to
                                                                                 Present


         Below are biographies of our executive officers and directors:

         Robert Legnosky. Mr. Robert B. Legnosky has been our President and a Director since October 30, 2002. Since 1998, Mr. Legnosky has served as a Senior Technical Consultant in AXA Financial/Equitable Life where he provided technical support and direction on cash analysis and monitored unprocessed cash reports to ensure service standards. In 1997 to 1998, Mr. Legnosky served as a Sales Associate with Cybermax Computer Inc. where he advised consumers on personal computers, provided technical support to clients, and drafted proposals. In 1997 to 1998, Mr. Legnosky also served as a Group Life Claims Manager with Prudential Insurance Company where he evaluated life insurance claims. Mr. Legnosky Mr. Legnosky graduated from Rutgers University with a Bachelor of Science and Bachelor of Arts in 1996.

         John McNamara. Mr. John McNamara, Jr. has been a Director since October 30, 2002. Since 1998, Mr. McNamara has served as a Technical Consultant with The Equitable where he provided technical support and assistance to customers and internal personnel for 401(k) processing, website access, and acted as a liaison for Momentum Administrative Services. Mr. McNamara graduated from Rutgers University with a Bachelor of Arts in Psychology and a Bachelor of Arts in Sociology in 1996.

         Michael Kesselbrenner. Dr. Michael Kesselbrenner is a medical doctor who has served as a Director in the Cardiac Catheterization Laboratory in The Valley Hospital in Ridgewood, New Jersey since 1996, a Director of Cardiac Rehabilitation in St. Joseph's Hospital in Paterson, New Jersey since 1987 and has also taught at St. Joseph's Hospital since 1990. Additionally, Mr. Kesselbrenner has also had his own private practice in Paramus, New Jersey since 1986. Beyond his current positions, Mr. Kesselbrenner has had numerous publications, awards, honors, research positions, academic appointments and held many elected offices. Mr. Kesselbrenner graduated from Columbia University achieving Magna Cum Laude honors with his undergraduate degree and later graduating with his medical degree. Mr. Kesselbrenner continued his training for the next 8 years as an intern, resident and fellow in various locations in California and New Jersey up until 1986.

         Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors. There are no family relationships between any of the directors or executive officers of Celerity Systems.


Committees Of The Board Of Directors

         Audit Committee. John Stephen McNamara, Jr. and Michael Kesselbrenner will serve as members of the Audit Committee if elected to Celerity's Board of Directors at the Special Meeting of the Shareholders. Messrs. McNamara and Kesselbrenner are independent members of the Board of Directors. The functions of the Audit Committee are primarily to: (1) to provide advice to the Board of Directors in selecting, evaluating or replacing outside auditors, (2) to review the fees charged by the outside auditors for audit and non-audit services (3) to ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (4) to meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall qualify of financial reporting, and (5) to meet with the outside auditors to discuss the scope of the annual audit, to discuss the audited financial statements. The Audit Committee met 2 times during fiscal 2001.

         Compensation Committee. John Stephen McNamara, Jr. and Michael Kesselbrenner will serve as the members of our Compensation Committee if elected to Celerity's Board of Directors at the Special Meeting of the shareholders. The Compensation Committee is responsible for making recommendations to our Board of Directors regarding compensation arrangements for our officers and for making recommendations to our Board of Directors regarding the adoption of any employee benefit plans and the grant of stock options or other benefits under such plans. The Compensation Committee did not meet during fiscal 2001.


Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Celerity Systems' equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of Celerity Systems. Officers, directors, and persons who beneficially own more than ten percent of a registered class of Celerity Systems' equities are required by the regulations of the Commission to furnish
Celerity Systems with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2001, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them except as follows:

      o Kenneth Van Meter, our former President, Chief Executive Officer and Chairman of the Board of Directors, has failed to timely file a Form 4 in connection with the acquisition of 118,506 shares of Common Stock on January 4, 2001, and 5 shares of Series B Preferred Stock on March 27, 2001.


ITEM 10.  EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2002, 2001 and 2000 paid to Kenneth D. Van Meter, our Chairman of the Board, President, and Chief Executive Officer ("Named Executive Officer"). No other executive officer received compensation exceeding $100,000 during the fiscal year ended December 31, 2002. Mr. Legnosky became our Chief Executive Officer on October 30, 2002.

                                                Summary Compensation Table

                                              Annual Compensation                      Long Term Compensation
                                        -------------------------------     --------------------------------------------
                                                                             Awards
                                                                           Restricted      Securities
                                                                              Stock        Underlying         All Other
Name and Principal Position             Year        Salary        Bonus     Award(s)         Options        Compensation
---------------------------             ----        ------        -----     --------         -------        ------------
Robert B. Legnosky,                     2002            $4,000       --            --                --                --
  Chairman of the Board,
  Chief Executive Officer and
  President

Kenneth D. Van Meter                    2002      $236,250 (1)       --            --                --                --
                                        2001      $254,286 (2)       --            --                --        $5,438 (4)
                                        2000      $278,760 (3)       --            --                --                --

_________________________

(1)      Includes $157,500 voluntary deferred in 2002
(2)      Includes $68,906 voluntarily deferred in 2001.
(3) Includes $13,125 voluntarily deferred in 2000 and $96,185 paid in common shares of Celerity.
(4)      This represents a Company contribution to Mr. Van Meter's Simple IRA.

         In November 2001, Mr. Van Meter received options to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. In April 2002, Mr. Van Meter received options to purchase 150,000 shares of common stock at an exercise price of $0.14 per share.

         The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2002 by the Named Executive Officer.

                     Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

                                                                  Number of Securities
                                  Number of                      Underlying Unexercised          Value of Unexercised
                                    Shares                             Options at               In-the-Money Options at
                                 Acquired on       Value           December 31, 2002             December 31, 2002(1)
Name                               Exercise       Realized    Exercisable   Unexercisable    Exercisable    Unexercisable
----                               --------       --------    -----------   -------------    -----------    -------------
Kenneth D. Van Meter                  --             --           83,160       270,660           -0-             -0-

-------------
(1) Amount reflects the market value of the underlying shares of Common Stock at the closing price reported on the Over-the-Counter Bulletin Board on December 31, 2002 ($0.001 per share), less the exercise price of each option.

Employment Agreement

         Celerity Systems does not currently have any employment contracts with its sole officer. Until September 24, 2002, Celerity had an employment agreement with its former President and Chief Executive Officer, Mr. Kenneth D. Van Meter. Mr. Van Meter resigned on September 24, 2002.


Compensation Of Directors

         In 2002, our non-employee directors received $2,000 per calendar quarter, retroactive to January 1, 2001, and payable in shares of our common stock.

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


Stock Option Plans

         On August 10, 1995, the Board of Directors and stockholders adopted our 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of options to purchase up to 178,929 shares of Common Stock to our employees and officers. In August 1997, our Board of Directors and the stockholders adopted our 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant of options to purchase up to 200,000 shares of Common Stock to our employees, directors, and officers. In November 2001, our Board of Directors adopted our 2001 Stock Option Plan. The 2001 Plan provides for the grant of options to purchase up to 10,000,000 shares of common stock to our employees, directors and officers. In September 2002, our Board of Directors adopted our 2002 Stock Option Plan. The 2002 Plan provides for the grant of options to purchase up to 10,000,000 shares of common stock to our employees, directors and officers. Options granted under the Plans may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options.

         The Plans are administered by our Board of Directors which serves as the stock option committee and which determines, among other things, those individuals who receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of each option, and the option exercise price.

         The exercise price per share of Common Stock subject to an incentive stock option may not be less than the fair market value per share of Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option may be established by the Board of Directors, but may not be less than 85% of the fair market value of the Common Stock on the date of the grant. The aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, more than 10% of the total combined voting power of all classes of capital stock of Celerity (a "10% Stockholder") shall be eligible to receive any incentive stock options under the Plan unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant.

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

         Options under the 1995 Plan must be issued within 10 years from August 10, 1995, the effective date of the 1995 Plan. Options under the 1997 Plan must be issued within 10 years from August 6, 1997, the effective date of the 1997 Plan. Incentive stock options granted under the Plans cannot be exercised more than 10 years from the date of grant. Options under the 2001 Plan must be issued within 10 years from November 7, 2001, the effective date of the 2001 Plan. Options under the 2001 Plan must be issued within 10 years from September 27, 2002, the effective date of the 2002 Plan. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. Payment of the exercise price for options granted under the Plans may be made in cash or, if approved by our Board of Directors, by delivery to us of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of such optionee's stock options with no additional investment other than the purchase of the original shares.

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


Securities Authorized For Issuance Under Equity Compensation Plan

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2002.

                                                                                                       Number
                                                                                                    Of Securities
                                                                                                      Remaining
                                                                                                      Available
                                                                  Number                             For Future
                                                               Of Securities                          Issuance
                                                               To Be Issued    Weighted-Average     Under Equity
                                                               Upon Exercise    Exercise Price   Compensation Plans
                                                              Of Outstanding    Of Outstanding       (Excluding
                                                                 Options,          Options,          Securities
                                                               Warrants And      Warrants And         Reflected
                                                                   Rights           Rights          In Column (a))
                                                              --------------   ----------------   --------------------
                                                                     (a)              (b)                 (c)
                                                              --------------   ----------------   --------------------
Equity compensation plans approved by security holders                   --                --                   --
Equity compensation plans not approved by security holders
                                                              --------------   ----------------   --------------------
TOTAL                                                                    --                --                   --
                                                              ==============   ================   ====================

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Beneficial Owners

         The following table sets forth, information with respect of the beneficial ownership as of March 24, 2003, for any person who is known to Celerity to be the beneficial owner of more than five percent (5%) of Celerity's common stock.

                                                            Shares
                                                         Beneficially              Percent
Name and Address               Title of Class                Owned               of Class (2)
----------------               --------------                -----               ------------

Gerald Holland (1)             Common Stock                  22,082,019                8.7%
22 Coult Lane
Old Lyne, CT 06371

Teresa Holland (1)             Common Stock                  22,082,019                8.7%
22 Coult Lane
Old Lyne, CT 06371

----------

(1)      Based on Schedule 13D filings dated February 3, 2003.
(2) Applicable percentage of ownership is based on 253,525,535 shares of common stock outstanding as of March 24, 2003, together with securities convertible or exercisable into shares of common stock within 60 days for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of March 24, 2003 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Directors And Executive Officers

         The following table shows the amount of capital stock of Celerity beneficially owned by Celerity's directors, the executive officers named in the Summary Compensation Table below and by all directors and executive officers as a group as of March 24, 2003. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of March 24, 2003, Celerity had 253,525,535 shares of common stock outstanding.

                                                                   Shares
                                                                Beneficially              Percent
Name and Address                      Title of Class                Owned               of Class (1)
----------------                      --------------                -----               ------------
Kenneth D. Van Meter                  Common Stock                 125,539(2)               0.00%
122 Perimeter Park Drive
Knoxville, Tennessee 37922

Dr. Michael Kesselbrenner             Common Stock                  7,570,978               2.99%
122 Perimeter Park Drive
Knoxville, Tennessee 37922

Robert B. Legnosky                    Common Stock                          0               0.00%




John Stephen McNamara                 Common Stock                          0               0.00%


All Officers and Directors as Group   Common Stock                  7,570,978               2.99%

----------

(1) Applicable percentage of ownership is based on 253,525,535 shares of common stock outstanding as of March 24, 2003, together with securities convertible or exercisable into shares of common stock within 60 days for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of March 24, 2003 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes warrants to purchase up to 3,907 shares of common stock. Excludes 21,032 shares of common stock owned by Mr. Van Meter's adult children as to which he disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 2000, Celerity received $195,000 from David Hultquist, who later became a member of Celerity's Board of Directors. The note was due in April 2002 and bears interest at 9%. On April, 2002, Celerity defaulted on payments due of $125,000, plus accrued interest, on the notes payable. Celerity is seeking to make arrangements with this note holder.

         In the second quarter of 2000, we consummated a private placement of Common Stock and warrants to purchase Common Stock (the "Spring 2000 Placement") in exchange for which we canceled some of our outstanding debt, including Royalty Notes, and deferred payments of monies owed by some of our creditors, including Ken Van Meter and Dr. Fenton Scruggs, who are current and former officers, directors and employees. All investors in the private offering received shares of our Common Stock with an aggregate value equal to the amount of debt canceled (calculated at the average closing bid price of our Common Stock on the OTC bulletin board for the five trading days prior to our acceptance of the respective subscription agreement less twenty percent) plus warrants to purchase Common Stock at the rate of one share for each five dollars of debt canceled. Investors in the spring 2000 Placement included Mr. Van Meter ($390,647).

         Several persons affiliated with us have made cash loans to Celerity. Mr. Van Meter loaned us an aggregate of $550,000 during 1998 and aggregate of $17,219 during 1999 and aggregate of $950 during 2002 and made no loans to us during 2000 or 2001. Mr. Hultquist, a former member of our Board of Directors, loaned us $70,000 in the first quarter of 2000 (which was repaid in cash) and $125,000 in the second quarter of 2000 which remains outstanding. Except for the loans from Mr. Hultquist and approximately $91,000 of compensation owed to former employees, none of the amounts owed described in this section remain outstanding due to such persons' investments in the transactions described herein.

          During 2001, Celerity issued 2,700 warrants to David Hultquist, a former member of Celerity's Board of Directors, to purchase common stock in connection with short-term financing.

          During 2001, Celerity issued 120,000 warrants to Ed Kidston, former members of Celerity's Board of Directors, to purchase common stock in connection with the issuance of Series B Redeemable Convertible Preferred Stock.

          During 2001, Celerity issued 100,250 options to Ken Van Meter and Dr. Fenton Scruggs, former members of Celerity's Board of Directors, for services.

          During 2001, Celerity issued 5 shares of Series B Convertible Preferred Stock with a value of $50,000 in lieu of payment of consulting and directors' fees, payroll and accounts payable to Ken Van Meter, the President and Chief Executive Officer of Celerity.

         During 2001, Celerity received $54,000 in short-term financing from David Hultquist, a former member of the Board of Directors. In connection with these notes, the individual received warrants to purchase 54,000 shares of common at $0.20 per share. These warrants were charged to operations as interest expense. The value of the warrants, $5,375, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.00% or 7.00%, expected dividends of zero, volatility range of 207.57% and 213.81% and expected lives of up to two years. These warrants expire between February and September 2003.

         On March 5, 2001, we entered into a National Distributor Agreement for the education market with Kidston Communications, a company controlled by Edward Kidston, a director of Celerity until October 30, 2002 and a shareholder. Pursuant to the terms of this Agreement, Kidston Communications is the exclusive national distributor in the education market in the United States. The term of the Agreement is through December 31, 2003 and will automatically renew for additional three-year periods unless one party notifies the other of its intent not to renew at least 30 days prior to the end of the then current term. The Agreement provides that Kidston Communications may purchase products from our Company at a five percent discount to list price, provided that the price is not higher than the price paid by other customers for like quantities of similar products and with similar terms and conditions. If Kidston Communications exceeds its sales targets by at least thirty percent, then it will receive an additional 5% discount to the list price. Sales targets will be established annually by the parties by December 15 of the preceding year. We had sales of $626,597 and $87,800 to Kidston Communications in 2002 and 2001, respectively.

         On April 24, 2002, Celerity entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from Celerity in sufficient quantities to fill open purchase orders received by Celerity. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from Celerity's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on Celerity's financial statements and amounts to approximately $114,723 as of December 31, 2002. As of December 31, 2002 Kidston Communications has financed open purchase orders having a value of $764,823.

          In July 2002, Ken Van Meter, the President and CEO of Celerity loaned Celerity $950. The amount is to cover short-term operating expenses and is due upon demand.

          In September 2002, Ed Kidston, a former director and shareholder of Celerity loaned Celerity $33,000. The amount is to cover short-term operating expenses and is due upon demand.

          At December 31, 2002, Celerity owes Ken Van Meter, the former President and Chief Executive Officer of Celerity $226,406 in unpaid payroll.

          At December 31, 2002, Celerity has an outstanding note payable to David Hultquist, a former member of Celerity's Board of Directors in the amount of $125,000.

          During 2002, Celerity issued 1,333,334 shares of Common Stock with a value of $24,000 in lieu of payment of directors' fees to Ed Kidston and David Hultquist.

          Several persons affiliated with us have permitted us to defer paying them certain amounts we owe to them. Mr. Van Meter has permitted the deferral of compensation payments, $70,875 in 1998, $204,515 in 1999, $18,750 in 2000,
$68,906 in 2001 and $157,500 in 2002. In addition, Celerity issued 5 shares of Series B Preferred Stock to Mr. Van Meter in lieu of payment for payroll and accounts payable. These shares had a value of $50,000 on the date of issuance.

          We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from and unaffiliated third party. Furthermore, any future transactions or loans between Celerity and officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.


Treasury Stock

          During the year ended December 31, 2001, Celerity discovered that it no longer had possession of 16,869 shares of treasury stock. As a result, Celerity has written off the cost basis value of the shares, or $227,500.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

          (a)     Documents filed as part of this report.

          See index to Consolidated Financial Statements attached, which are filed as part of this report.

          (b)     Reports on Form 8-K.

          Current Report on Form 8-K filed on April 10, 2002 pursuant to Item 5 (Other Events) reporting that on April 9, 2002, Celerity held its Annual Meeting of Shareholders and a majority of Celerity's stockholders approved the following matters: (i) the reelection of Kenneth D. Van Meter, Fenton Scruggs, David Hultquist and Edward Kidston as directors of Celerity, with terms expiring at the 2003 annual meeting, or until their successors have been elected and qualified; (ii) the amendment to Celerity's certificate of Incorporation to effect a one-for-twenty reverse stock split of Celerity's issued and outstanding capital stock, and (iii) the amendment to Celerity's certificate of incorporation to increase the authorized common stock to 250,000,000 shares after taking into account the one-for twenty reverse stock split.

         Current Report on Form 8-K filed on September 27, 2002 pursuant to Item 6 (Resignation of Registrant's Directors) reporting that on September 26, 2002, Celerity announced that Kenneth D. Van Meter had resigned as President, Chief Executive Officer and director of Celerity.

         Current Report on Form 8-K filed on November 13, 2002 pursuant to Item 5 (Other Events) reporting that effective October 25, 2002, Celerity' Board of Directors appointed Robert B. Legnosky and John Stephen McNamara, Jr. as directors to fill the vacancies on the Board of Directors. In addition, Mr. Legnosky was appointed President and Mr. McNamara was appointed Secretary. Also effective October 25, 2002, Messrs. Hultquist and Kidston resigned from the Board of Directors.

         Current  Report on Form 8-K was filed on December 30, 2002  pursuant to
Item 5 (Other Events) reporting that on December 30, 2002, Celerity announced at its Annual Meeting of Shareholders that the meeting had been adjourned until 10:00 a.m., January 14, 2003, at One Riverfront Plaza, 7th Floor, Newark, New Jersey 07102, and that all proxies received up to 10:00 a.m., January 14, 2003, will be counted at the reconvened meeting. All shareholders as of the original record date, December 17, 2002, were entitled to vote by proxy or in person.

          (c) The following exhibits are filed as part of this registration statement:

Exhibit No.           Description                                         Location
-----------           -----------                                         --------
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

3.4                   Certificate of Designation of Series D Preferred    Incorporated by reference to Exhibit 3.4 to Form
                      Stock                                               10-KSB filed with the SEC on March 27, 2002

3.5                   Certificate of Designation of Series E Preferred    Incorporated by reference to Exhibit 3.4 to Form
                      Stock                                               10-KSB filed with the SEC on March 27, 2002

3.6                   Certificate of Amendment to Certificate of          Provided herewith
                      Incorporation of Celerity Systems, Inc. dated
                      August 23, 2001

3.7                   Certificate of Amendment to Certificate of          Provided herewith
                      Incorporation of Celerity Systems, Inc. dated
                      April 17, 2002

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

Exhibit No.           Description                                         Location
-----------           -----------                                         --------
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

Exhibit No.           Description                                         Location
-----------           -----------                                         --------
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

Exhibit No.           Description                                         Location
-----------           -----------                                         --------
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
                      Semb and Rodney Conard

Exhibit No.           Description                                         Location
-----------           -----------                                         --------
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

10.33                 Equity Line of Credit Agreement dated as of         Incorporated by reference to Exhibit 10.33 to
                      June 14, 2001 between Celerity Systems, Inc. and    the Registration Statement on Form SB-2 filed
                      Cornell Capital Partners, L.P.                      with the SEC on October 18, 2001

10.34                 Registration Rights Agreement dated as of           Incorporated by reference to Exhibit 10.34 to
                      June 14, 2001 between Celerity Systems, Inc. and    the Registration Statement on Form SB-2 filed
                      Cornell Capital Partners, L.P.                      with the SEC on October 18, 2001

10.35                 Consulting Services Agreement dated as of           Incorporated by reference to Exhibit 10.35 to
                      June 14, 2001 between Celerity Systems, Inc. and    the Registration Statement on Form SB-2 filed
                      Cornell Capital Partners, L.P.                      with the SEC on October 18, 2001

10.36                 Escrow Agreement dated as of June 14, 2001 among    Incorporated by reference to Exhibit 10.36 to
                      Celerity Systems, Inc. Meir Levin and Cornell       the Registration Statement on Form SB-2 filed
                      Capital Partners, L.P.                              with the SEC on October 18, 2001

10.37                 Warrant to purchase 2,500,000 shares of common      Incorporated by reference to Exhibit 10.37 to
                      stock dated as of June 14, 2001 given by Celerity   the Registration Statement on Form SB-2 filed
                      Systems to Cornell Capital Partners, L.P.           with the SEC on October 18, 2001

Exhibit No.           Description                                         Location
-----------           -----------                                         --------
10.38                 Warrant to purchase 3,500,000 shares of common      Incorporated by reference to Exhibit 10.38 to
                      stock dated as of August, 2001 given by Celerity    the Registration Statement on Form SB-2 filed
                      Systems to Cornell Capital Partners, L.P.           with the SEC on October 18, 2001

10.39                 Letter Agreement dated August, 2001 between         Incorporated by reference to Exhibit 10.39 to
                      Celerity Systems and Yorkville Advisors             the Registration Statement on Form SB-2 filed
                      Management, LLC                                     with the SEC on October 18, 2001

10.40                 Consulting Services Agreement dated as of August,   Incorporated by reference to Exhibit 10.40 to
                      2001 between Celerity Systems, Inc. and Yorkville   the Registration Statement on Form SB-2 filed
                      Advisors, LLC                                       with the SEC on October 18, 2001

10.41                 Letter Agreement dated as of September, 2001        Incorporated by reference to Exhibit 10.41 to
                      between Celerity Systems, Inc. and Yorkville        the Registration Statement on Form SB-2 filed
                      Advisors, LLC                                       with the SEC on October 18, 2001

10.42                 Consulting Services Agreement dated as of           Incorporated by reference to Exhibit 10.42 to
                      September, 2001 between Celerity Systems, Inc.      the Registration Statement on Form SB-2 filed
                      and Yorkville Advisors, LLC                         with the SEC on October 18, 2001

10.43                 Advisory Agreement dated September 6, 2001          Incorporated by reference to Exhibit 10.43 to
                      between Celerity Systems, Inc. and Internet         the Registration Statement on Form SB-2 filed
                      Finance International Corporation                   with the SEC on October 18, 2001

10.44                 Financing Agreement dated as of August, 2001        Incorporated by reference to Exhibit 10.44 to
                      between Celerity Systems, Inc. and Artesian         the Registration Statement on Form SB-2 filed
                      Direct Holdings Corporation                         with the SEC on October 18, 2001

Exhibit No.           Description                                         Location
-----------           -----------                                         --------
10.45                 Partial Guaranty Agreement dated August, 2001       Incorporated by reference to Exhibit 10.45 to
                      given by Ed Kidston to Celerity Systems, Inc.       the Registration Statement on Form SB-2 filed
                                                                          with the SEC on October 18, 2001

10.46                 Termination Agreement by and between Celerity       Incorporated by reference to Exhibit 10.45 to
                      Systems, Inc. and Cornell Capital Partners, LP      the Form 10-KSB for the year ended December 31,
                      dated February 2002                                 2001 filed with SEC on March 27, 2002

10.47                 Letter Agreement dated April 26, 2002 regarding     Incorporated by reference to Exhibit 10.46 to
                      Purchase Order Financing                            the Registration Statement on Form SB-2 filed
                                                                          with the SEC on June 28, 2002

10.48                 Letter Agreement dated June 12, 2002 between        Incorporated by reference to Exhibit 10.47 to
                      Cornell Capital Partners, LP and Celerity           the Registration Statement on Form SB-2 filed
                      Systems, Inc.                                       with the SEC on June 28, 2002


ITEM 14.  CONTROLS AND PROCEDURES

         Annual evaluation of Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-KSB, Celerity evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President, who is our sole executive officer. Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

         CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the President. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         Limitations on the Effectiveness of Controls. Celerity's management, including the President, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Celerity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Scope of the Controls Evaluation. The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by Celerity and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in Celerity's Internal Controls, or whether Celerity had identified any acts of fraud involving personnel who have a significant role in Celerity's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications require that the President disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

         In accord with SEC requirements, the President notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Conclusions. Based upon the Controls Evaluation, our President has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Celerity is made known to management, including the President, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERITY SYSTEMS, INC.


/s/ Robert B. Legnosky
------------------------
Robert B. Legnosky         President and Chief Executive Officer  April 14, 2003


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                        Title                                    Date
---------                        -----                                    ----
/s/ Robert B. Legnosky           President, Chief Executive Officer       April 14, 2003
-----------------------------    and Chairman of the Board
Robert B. Legnosky               (Principal Executive Officer)
                                 (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Celerity Systems, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of Celerity.


Dated:   April 14, 2003                By: /s/Robert B. Legnosky
                                           -------------------------------------
                                           Robert B. Legnosky
                                           President, Chief Executive Officer
                                           and Chairman of the Board
                                           (Acting Chief Financial Officer)

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


                                  CERTIFICATION


         I, Robert B. Legnosky, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Celerity Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                       By: /s/ Robert B. Legnosky
                                               ---------------------------------
                                               Robert B. Legnosky
                                               President, Chief Executive
                                               Officer and Chairman of the Board
                                               (Acting Chief Financial Officer)