Form 10QSB
period 2003-03-31
CELERITY SYSTEMS INC
filed 2003-05-20
CIK 1006459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2003

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                             CELERITY SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                          52-2050585
         --------                                          ----------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


122 Perimeter Park Drive, Knoxville, Tennessee                   37922
----------------------------------------------                 ---------
   (Address of Principal Executive Offices)                    (Zip Code)


                                 (865) 539-5300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 343,133,662 shares of Common Stock outstanding as of May 1, 2003.

                                     PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               CELERITY SYSTEMS, INC.
               Condensed Balance Sheet

                                                                        March 31, 2003
                                                                         (unaudited)
                                                                        ------------
Assets
   Cash                                                                 $     20,849
   Inventory, net                                                          1,310,143
                                                                        ------------
        Total current assets                                               1,330,992
Property and equipment, net                                                  164,114
Debt offering costs, net of accumulated amortization of $689,799             575,656
Other assets                                                                  20,900
                                                                        ------------
     Total assets                                                       $  2,091,662
                                                                        ============
Liabilities and Stockholders' Deficit
Accounts payable                                                        $  1,652,621
Judgments and defaults payable                                             1,187,680
Accrued interest                                                             362,145
Accrued wages and related taxes                                              327,041
Notes payable, related parties                                               158,950
Other current liabilities                                                    154,397
Deferred revenue                                                             154,227
                                                                        ------------
     Total current liabilities                                             3,997,061
Long-term debt                                                             3,185,598
                                                                        ------------
     Total liabilities                                                     7,182,659
Common stock, $.001 par value, 5,000,000,000 shares authorized,
    253,525,534 issued and outstanding                                       253,525
Additional paid-in capital                                                36,422,573
Accumulated deficit                                                      (41,767,095)
                                                                        ------------
     Total stockholders' deficit                                          (5,090,997)
                                                                        ------------
     Total liabilities and stockholders' deficit                        $  2,091,662
                                                                        ============

    The accompanying notes are an integral part of these unaudited condensed financial statements

        CELERITY SYSTEMS, INC.
        Condensed Statements of Operations
        Unaudited

                                                                    Three Months Ended
                                                                         March 31,
                                                            --------------------------------
                                                                2003                 2002
                                                            -----------          -----------
Revenues                                                    $        --          $     2,234
Expenses
Operating expenses                                              159,791              621,310
   Interest expense                                             211,514              962,736
   Settlement of trade payables                                (162,816)                  --
   Income on equity warrant liability                                --             (104,745)
   Other income                                                      --                 (812)
                                                            -----------          -----------
        Net loss                                               (208,489)          (1,476,255)
        Beneficial conversion feature of preferred stock             --             (154,000)
                                                            -----------          -----------
        Net loss attributable to common shareholders        $  (208,489)         $(1,630,255)
                                                            ===========          ===========
Basic loss per common share:
   Net loss per share                                       $     (0.01)         $     (0.21)
   Beneficial conversion feature of preferred stock         $        --                (0.02)
                                                            -----------          -----------
   Net loss per share attributable to common shareholders   $     (0.01)         $     (0.23)
                                                            ===========          ===========

    The accompanying notes are an integral part of these unaudited condensed financial statements

        CELERITY SYSTEMS, INC.
        Condensed Statements of Cash Flows

        Unaudited                                                                    Three Months Ended
                                                                                          March 31
                                                                                 --------------------------
                                                                                     2003           2002
                                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                                      $  (208,489)   $(1,476,255)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
            Noncash income related to settlement of trade payables                  (162,816)            --
            Noncash income related to equity warrant liability                            --       (104,745)
            Depreciation and amortization                                             53,469        228,241
            Noncash interest expense related to beneficial
                 conversion feature of debt                                           69,078        611,438
            Changes in current assets and liabilities:
                Current assets                                                            --         (5,404)
                Current liabilities                                                   95,595        386,768
                                                                                 -----------    -----------
                    Net cash used in operating activitities                         (153,163)      (359,957)
Cash flows from investing activities:
   Purchase of fixed assets                                                               --         (4,174)
                                                                                 -----------    -----------
                    Net cash used in investing activitities                               --         (4,174)
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                30,000             --
   Proceeds from long-term debt                                                      139,000        400,000
   Principal payments on long-term debt and capital lease obligations                     --       (210,000)
   Proceeds from  preferred stock and warrant offerings, net of offering costs            --        154,000
   Financing and debt issue costs                                                         --        (40,750)
                                                                                 -----------    -----------
                    Net cash provided by financing activitities                      169,000        303,250
Net increase (decrease) in cash                                                       15,837        (60,881)
Cash, beginning of period                                                              5,012        171,988
                                                                                 -----------    -----------
Cash, end of period                                                              $    20,849    $   111,107
                                                                                 ===========    ===========

    The accompanying notes are an integral part of these unaudited condensed financial statements

CELERITY SYSTEMS, INC.
Statement of Changes in Stockholders' Deficit

                                                  Shares of                        Additional     Accumulated    Total Stockholders'
                                                 Common Stock    Common Stock    Paid-In Capital   Deficit             Deficit
                                                 -------------   ------------    ---------------  ------------   -------------------
Balances, December 31, 2002                       246,325,579    $    246,325    $ 36,058,793    $(41,558,606)   $ (5,253,488)
Issuance of common stock as payment of
   certain payroll and
   accounts payable items                            4,554,955           4,555           3,925                           8,480
Conversion of convertible debentures to shares
   of common stock
Conversion of preferred stock to shares of
   common stock                                     2,645,000           2,645         359,855                         362,500
Net loss                                                                                             (208,489)       (208,489)
                                                 ------------    ------------    ------------    ------------    ------------
Balances, March 31, 2003                          253,525,534    $    253,525    $ 36,422,573    $(41,767,095)   $ (5,090,997)
                                                 ============    ============    ============    ============    ============

    The accompanying notes are an integral part of these unaudited condensed financial statements

                             CELERITY SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of March 31, 2003 and for the three months ended March 31, 2003 and 2002, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended December 31, 2002. All amounts and share totals have been restated to account for the one-for-twenty reverse stock split effective April 24, 2002. Certain March 31, 2002 balances have been reclassified to conform with the March 31, 2003 financial statement presentation.


         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through March 31, 2003 the losses total approximately $41,767,000. As of March 31, 2003, the Company had a negative net working capital of approximately $2,666,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is seeking the necessary capital to maintain its operations. Additionally, the Company has focused its sales efforts to those which it believes have the best chance of closing in the near term. In the first three months of 2003, the Company received gross proceeds from private placements of convertible debt totaling $139,000, and from short-term borrowings of $30,000. These funds enabled the Company to operate for the last few months; however, additional financing will be necessary to sustain its operations and achieve its business plan. The Company is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors. The Company has also received an order to provide its Digital Education System to a school in the Midwest. However, there can be no assurance as to the receipt or timing of revenues from operations including revenues from these contracts or that management will be able to find a strategic investor or secure the additional financing necessary to sustain operations or achieve its business plan.

         On October 25, 2002 the Company laid off the balance of its workforce due to a lack of funds, although several employees have been rehired since that date. The Company is pursuing the option of becoming a "Business Development Company" which is regulated under Section 54 of the Investment Company Act of 1940. As a business development company the Company may sell shares of its freely trading common stock in amounts up to $5,000,000 in a twelve-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933.

         There can be no assurances that the Company will be successful in its attempts to become a Business Development Company or raise sufficient capital essential to its survival. To the extent that the Company is unable to raise the necessary operating capital it will become necessary to further curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       LOSS PER SHARE

         Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive. At March 31, 2003, the number of shares excluded from the computation because of their anti-dilutive effect is approximately 271,811,333.

3.       ISSUANCE OF CONVERTIBLE DEBENTURES

         The Company issued $139,000 aggregate principal amount of 5% convertible debentures in the first three months of 2003, resulting in net proceeds of $139,000. The debentures have a term of three years and are convertible into the Company's common stock at a price equal to $.001 per share which was the fair value of the Company's common stock at date of issuance. The long-term debt of the Company includes the following items:

              Unsecured notes payable                               $  140,000
              4% convertible debentures                              2,586,844
              5% convertible debentures                                139,000
              10% secured convertible debenture                      1,430,000
                                                               ----------------
                                                                     4,295,844

                                                               ----------------
              Less:    Unamortized debt discount                     (970,246)
                       Current maturities                            (140,000)
                                                               ----------------
              Long-term debt less current maturities                 3,185,598
                                                               ================

         Subsequent to March 31, 2003, the Company issued 89,608,128 shares of common stock upon the conversion of $100,000 of the 10% secured convertible debentures.

4.       CONVERSION OF CONVERTIBLE PREFERRED STOCK

         During the three months ended March 31, 2003 the Company issued 2,645,000 shares of its common stock upon conversion of 32.25 shares of Series B (at 20,000 shares of common stock per share of Series B) and 4.00 shares of Series E (at 500,000 shares of common stock per share of Series E) convertible preferred stock.

5.       JUDGEMENTS AND DEFAULTS PAYABLE

         In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement covering common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company has accrued $757,540 for liquidated damages at March 31, 2003.

         The Company is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 before the Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill /New York Company, sued the Company for the non-payment of financial printing fees. In 2002, Merrill/New York Company obtained a judgment for $136,435 against the Company. Such judgment has been fully accrued on the books of the Company.

         In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. In May 2003, a stipulated judgment was entered against the Company in the amount of $80,000.

         On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is entitled Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company has accrued approximately $103,000 in accounts payable related to this action at March 31, 2003. The Company and Metalade entered into a consent judgment in the amount of $108,000, of which approximately $32,000 has been paid. The remaining amount has been accrued at March 31, 2003.

         On October 9, 2002, Waytec Electronics sued the Company for a delinquent account. The action was brought in the Circuit Court of the City of Lynchburg, Virginia. In this action the plaintiff, Waytec Electronics, has sued the Company for non-payment of inventory items and is seeking $77,705. In 2002, a default judgment was entered against the Company. This amount has been accrued at March 31, 2003.

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

6.       OTHER TRANSACTIONS

         REVENUES


         On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on the Company's financial statements and amounts to approximately $114,723 as of March 31, 2003. As of March 31, 2003 Kidston Communications has financed open purchase orders having a value of $764,823.


         ACCRUED EXPENSES

         At December 31, 2002, the Company owes the former President and Chief Executive Officer of the Company $226,406 in unpaid payroll.

         NOTES PAYABLE-RELATED PARTY


         In September 2002, a former director and shareholder of the Company loaned the Company $33,000. The amount was to cover short-term operating expenses and is due upon demand.


         In July 2002, the President and CEO of the Company loaned the Company $950. The amount was to cover short-term operating expenses and is due upon demand.


         At December 31, 2002, the Company has an outstanding note payable to a former member of the Company's Board of Directors in the amount of $125,000.


7.       COMMON STOCK

         During the three months ended March 31, 2003 the Company issued 4,554,955 shares of common stock in settlement of $8,480 in unpaid payroll and other accrued expenses.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

INTRODUCTORY STATEMENTS

         Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding, among other things,
(a) our company's projected sales and profitability, (b) our company's growth strategies, (c) anticipated trends in our company's industry, (d) our company's future financing plans and (e) our company's anticipated needs for working capital. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," "expects," and similar words are intended to identify forward-looking statements. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-KSB for the year ended December 31, 2002. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company's industry, demand for our company's products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

OVERVIEW

         Management has focused on attempting to obtain the necessary capital to maintain our operations. We are continuing to seek financing, including (i) becoming a Business Development Company (See "Liquidity and Capital Resources"),
(ii) possible strategic investment opportunities or (iii) opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have narrowed our sales efforts to those which, we believe, have the best chance of closing in the near term. Since inception in January, 1993 through March 31, 2003 Celerity has had losses of $41,767,095, and continues to suffer cash flow and working capital shortages. As of March 31, 2003, Celerity had a negative net working capital of approximately $2,666,000.

         We had no revenue in the three months ended March 31, 2003 compared to de minimis revenues in the three months ended March 31, 2002.

         The Company is pursuing the option of becoming a "Business Development Company" which would provide it the opportunity to seek investment(s) to resume normal operations focusing on the educational market for its products while also pursuing certain acquisition opportunities, as it seeks to become a fully operating company.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         REVENUES

         We had no revenues for the quarter ended March 31, 2003, compared to $2,234 for the same period in 2002. The low level of sales is the result of constrained sales and marketing activities caused by cash shortages. In the three months ended March 31, 2003, we received one new order and have a remaining backlog of unshipped orders of approximately $258,000. These orders are not considered sales until we ship the products. Shipments are expected to occur primarily in 2003. We market our product for the education market as the DigiSeek Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director until October 30, 2002 and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section .

         OPERATING EXPENSES

         Operating expenses for the three months ending March 31, 2003 were $159,791, compared to $621,310 for the same period in 2002. This decrease results primarily from a reduction of approximately $320,000 in payroll costs as we continue to operate with 3 employees in 2003, a reduction of approximately $96,000 in legal and accounting services, and by approximately $44,000 of reduced depreciation, amortization, insurance and facility expenses.

         INTEREST EXPENSES

         Interest expense in the first quarter of 2003 was $211,514, compared to $962,736 in the same period of 2002. Of these amounts, amortization of debt offering costs totaled $41,618 in the first quarter of 2003 as compared to $200,699 in the same period of 2002. Additionally, the first quarter of 2003 was impacted favorably by $49,782 compared to the same period in 2002 from higher interest expenses associated with convertible debentures offset by a lower level of liquidated damages recorded due to the lack of having an effective registration statement related to the convertible debentures.

         We recognized a beneficial conversion feature for various convertible debentures outstanding at March 31, 2003 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at March 31, 2003, $970,246, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the three months ended March 31, 2003 and 2002, we had an amortization of beneficial conversion feature of $69,078 and $611,437, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

         EQUITY WARRANT INCOME


         For the three months ended March 31, 2003 we had income on equity warrant liability of $-0- as compared to $104,745 for the same period in 2002. This amount represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding. The value of these warrants and the resulting mark-to-market adjustment at March 31, 2002, was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 2.66%, expected dividends of zero, volatility of 253.58% and expected lives ranging from 1 month to 4 1/2 years.


         SETTLEMENT OF TRADE PAYABLES

         During the first quarter of 2003, Celerity settled certain trade payables wherein the total amount due was reduced by $162,816.

         NET LOSS


         As a result of the above factors, we had a net loss of $208,489 or $0.01 per share, for the quarter ended March 31, 2003, compared to a net loss of $1,476,255, or $0.21 per share for the same period in 2002.

         BENEFICIAL CONVERSION FEATURE

         Issued during the first quarter of 2002, the conversion price of the Series D Convertible Preferred Stock was at a discount to the price of our common stock. The Series D Convertible Preferred Stock is considered preferred stock. As a result, we recorded a $154,000 dividend relative to the beneficial conversion feature of the Series D Convertible Preferred Stock. At issuance the conversion price of the Series E Preferred Stock was at a discount to the price of our common stock. The Series E Preferred Stock is considered preferred stock. As a result, we recorded a $100,000 dividend relative to the beneficial conversion feature of the Series E Preferred Stock.

         LIQUIDITY AND CAPITAL RESOURCES


         The primary source of financing for us since our inception has been through the issuance of common and redeemable convertible preferred stock and debt. We had cash balances on hand of $20,849 as of March 31, 2003. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. These ongoing operations include the purchase of parts used in the production of our products. In addition, our need for cash includes satisfying current liabilities of $3,997,061, consisting primarily of accounts payable of $1,942,761, accrued wages and related taxes of $327,041, accrued interest of $1,119,685, other accrued liabilities of $44,397, deferred revenue of $154,227, notes payable of $268,950 and current portion of long-term debt of $140,000. These current liabilities include a judgment of $136,435 obtained by Merrill Corporation for non-payment of printing fees, a consent judgment of $108,000 with Metalade FL, Inc. for non-payment of inventory purchases (of which $32,000 has been paid), and a judgment of $77,705 obtained by Waytec Electronics for non-payment of inventory purchases. In addition, in May 2003, a stipulated judgment in the amount of $80,000 was entered against us. We also have long-term liabilities and capital lease obligations of $3,185,598.

         As discussed in the overview section, the Company is pursuing the option of becoming a Business Development Company which is regulated under
Section 54 of the Investment Company Act of 1940. As a Business Development Company the Company may sell shares of its freely trading common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock.

         We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our ongoing operations and to satisfy the above obligations. Except for financing from Kidston Communications, we currently do not have any commitments for funding.

         On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on the Company's financial statements and amounts to approximately $114,723 as of March 31, 2003. As of March 31, 2003 Kidston Communications has financed, since April 24, 2002, open purchase orders having a value of $764,823.

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

         During the three months ended March 31, 2003, we had a net increase in cash and cash equivalents of $15,837. Our sources and uses of funds were as follows:

         CASH USED IN OPERATING ACTIVITIES. We used net cash of $153,163 in our operating activities in the three months ended March 31, 2003. Net cash used in operating activities resulted primarily from a net loss of $208,489 and noncash income from gain on extinguishments of debt of $162,816. Our net cash used in operating activities was partially offset by an increase in other current liabilities of $84,949. The increase in other current liabilities includes $100,818 from an increase in accrued interest offset by a decrease of $15,869 in other current liabilities. Accounts payable are expected to remain high until inventory levels can be reduced through sales.

         CASH USED IN INVESTING ACTIVITIES. We used net cash of $-0- in investing activities in the three months ended March 31, 2003.

         CASH PROVIDED BY FINANCING ACTIVITIES. We received $169,000 in net cash from financing activities, consisting primarily of proceeds from short-term borrowings of $30,000, and long-term convertible debt of $139,000.

         Since our inception in January 1993 and through March 31, 2003, we have an accumulated deficit of $41,767,095. We expect to incur operating losses for the indefinite future as we continue to develop and market our technology. Since January 1, 2003, we have received one new order for the sale of our Digital Education System to and Ohio school system.

          As of March 31, 2003, we had a negative net working capital of approximately $2,666,000. We have ceased purchasing any material amount of inventory until inventory levels can be reduced. We had no significant capital spending or purchase commitments at March 31, 2003 other than a certain facility lease and inventory component purchase commitments required in the ordinary course of its business.

         We have no existing bank lines of credit.

         There can be no assurances that we will be successful in its attempts to become a Business Development Company or raise sufficient capital essential to our survival. To the extent that we are unable to raise the necessary operating capital it will become necessary to further curtail operations. Additionally, even if we raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable us to develop our business to a level where we will generate profits and positive cash flows. These matters raise substantial doubt about our ability to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

         Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There is no pending litigation against us, other than those claims described below:

         o On October 9, 2002, Waytec Electronics sued us for a delinquent account. The action was brought in the Circuit Court of the City of Lynchburg, Virginia. In this action the plaintiff, Waytec Electronics, has sued us for non-payment of inventory items and is seeking $77,705. In 2002, a default judgment was entered against us.

         o On February 14, 2002, Metalade FL, Inc. sued us for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company and Metalade entered into a consent judgment in the amount of $108,000, of which approximately $32,000 has been paid. See Note 5 to financial statements.

         o On December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued us for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the order of products not received by us. In May 2003, a stipulated judgment was entered against us in the amount of $80,000.

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

         o We have a judgment against us for the non-payment of printing expenses. The action was brought on January 30, 2001 before Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill/New York Company, sued us for the non-payment of financial printing fees. In 2002, Merrill/New York Company obtained a judgment for $136,435 against us. See Note 5 financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a), (b) and (d)  None.

         (c) Sales of Unregistered Securities.

         In the first quarter of 2003, the Company issued $139,000 principal amount of 5% convertible debentures resulting in net proceeds of $139,000. The debentures have a term of three years and are convertible into the Company's common stock at a price per share equal to $0.001 per share, which would result in the issuance on 139,000,000 shares of common stock upon full conversion.

         In the first quarter of 2003, the Company issued 4,554,955 shares of commons tock with a value of $8,480 as payment of certain payroll and accounts payable items.

         During the three months ended March 31, 2003 the Company issued 2,645,000 shares of its common stock upon conversion of 32.25 shares of Series B (at 20,000 shares of common stock per share of Series B) and 4.00 shares of Series E (at 500,000 shares of common stock per share of Series E) convertible preferred stock.

         In the second quarter of 2003, the Company issued 89,608,128 shares of common stock for conversion of convertible debentures.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Advanced Communications so as to make an informed investment decision. More specifically, Advanced Communications had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Advanced Communications' securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement covering common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company has accrued $757,540 for liquidated damages at March 31, 2003.

         The Company is a defendant in a lawsuit brought by a financial printer for non-payment of expenses. The action was brought on January 30, 2001 before the Supreme Court of the State of New York, County of New York. In this action, the plaintiff, Merrill /New York Company, sued the Company for the non-payment of financial printing fees. In 2002, Merrill/New York Company obtained a judgment for $136,435 against the Company. Such judgment has been fully accrued on the books of the Company.

         In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. In May 2003, a stipulated judgment was entered against the Company in the amount of $80,000.

         On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is entitled Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company has accrued approximately $103,000 in accounts payable related to this action at March 31, 2003. The Company and Metalade entered into a consent judgment in the amount of $108,000, of which approximately $32,000 has been paid. The remaining amount has been accrued at March 31, 2003.

         On October 9, 2002, Waytec Electronics sued the Company for a delinquent account. The action was brought in the Circuit Court of the City of Lynchburg, Virginia. In this action the plaintiff, Waytec Electronics, has sued the Company for non-payment of inventory items and is seeking $77,705. In 2002, a default judgment was entered against the Company. This amount has been accrued at March 31, 2003.

         In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.

         On October 27, 2001, we defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. We are seeking to make arrangements with these note holders. In addition, certain creditors have threatened litigation if not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us. (See
Note 5 Judgements and Defaults Payable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an annual meeting of its shareholders on January 14, 2003. At the annual meeting, the shareholders voted to (i) elect the board of directors and (ii) amend the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to 5,000,000,000 shares of common stock and (iii) to ratify the appointment of the Company's independent accountants for 2002 and 2003. The directors elected at the meeting were: Robert Legnosky, John McNamara and Dr. Michael Kesselbrenner.

         At the annual meeting, the shareholders elected the following directors named in the following table by the vote set forth in such table.

           NAME:                                FOR:             AGAINST:           ABSTAIN:
           Robert Legnosky                  145,221,381            5,325               --

           John McNamara                    145,221,381            5,325               --

           Dr. Michael Kesselbrenner        145,221,381            5,325               --


         At the annual meeting, the shareholders also approved the following matters by the vote set forth in such table.


           MATTER:                                             FOR:               AGAINST:            ABSTAIN:
           Increase Authorized Capital Stock               144,495,469            731,237                 --

           Appointment of Independent Accountants          145,138,822             62,884             25,000


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

4.29                  Form of Warrant issued September 30, 2000           Incorporated by reference to Exhibit 99.3 to the
                                                                          Form 8-K filed with the SEC on April 5, 2000

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

10.8                  Purchase Order Agreement, dated September 26,       Incorporated by reference to Exhibit 10.8 to the
                      1995, between Tadiran Telecommunications Ltd. and   Registration Statement on SB-2 filed with the
                      Celerity                                            SEC on August 13, 1997

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

10.11                 Remarketer Agreement, dated as of September 15,     Incorporated by reference to Exhibit 10.11 to
                      1997, between Celerity and Minerva Systems, Inc.    the Registration Statement on SB-2 filed with
                                                                          the SEC on August 13, 1997

10.12                 Memorandum of Understanding, dated April 25,        Incorporated by reference to Exhibit 10.12 to
                      1996, between Integrated Network Corporation and    the Registration Statement on SB-2 filed with
                      Celerity                                            the SEC on August 13, 1997

10.13                 Letter of Agreement, dated September 30, 1993,      Incorporated by reference to Exhibit 10.13 to
                      between Celerity and Herzog, Heine & Geduld, Inc.   the Registration Statement on SB-2 filed with
                      and Development Agreement attached thereto          the SEC on August 13, 1997

10.14                 Subcontract Agreement, dated September 26, 1997,    Incorporated by reference to Exhibit 10.14 to
                      between Unisys Corporation and Celerity             the Registration Statement on SB-2 filed with
                                                                          the SEC on August 13, 1997

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

10.27                 Lease, dated December 17, 1999, between Andy        Incorporated by reference to Exhibit 99.1 to the
                      Charles Johnson, Raymond Perry Johnson, Tommy F.    Form 8-K filed with the SEC on January 5, 2000
                      Griffin and Celerity

10.28                 Amendment to the Line of Credit Agreement between   Incorporated by reference to Exhibit 10.28 to
                      Celerity and GMF Holdings, Inc. dated October 16,   the Registration Statement on SB-2 filed with
                      2000                                                the SEC on October 27, 2000

10.29                 Purchase Agreement, dated September 22, 2000,       Incorporated by reference to Exhibit 99.2 to the
                      between Celerity and WIT Technologies Inc.          Form 8-K filed with the SEC on July 11, 2000


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

10.33                 Equity Line of Credit Agreement dated as of         Incorporated by reference to the Registration
                      September 14, 2001 between Celerity Systems, Inc.   Statement on Form SB-2 filed with the SEC on
                      and Cornell Capital Partners, L.P.                  October 18, 2001

10.34                 Registration Rights Agreement dated as of           Incorporated by reference to the Registration
                      September 14, 2001 between Celerity Systems, Inc.   Statement on Form SB-2 filed with the SEC on
                      and Cornell Capital Partners, L.P.                  October 18, 2001

10.35                 Consulting Services Agreement dated as of           Incorporated by reference to the Registration
                      September 14, 2001 between Celerity Systems, Inc.   Statement on Form SB-2 filed with the SEC on
                      and Cornell Capital Partners, L.P.                  October 18, 2001

10.36                 Escrow Agreement dated as of September 14, 2001     Incorporated by reference to the Registration
                      among Celerity Systems, Inc. Meir Levin and         Statement on Form SB-2 filed with the SEC on
                      Cornell Capital Partners, L.P.                      October 18, 2001

10.37                 Warrant to purchase 2,500,000 shares of common      Incorporated by reference to the Registration
                      stock dated as of September 14, 2001 given by       Statement on Form SB-2 filed with the SEC on
                      Celerity Systems to Cornell Capital Partners, L.P.  October 18, 2001

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

10.46                 Letter Agreement dated as of April 26, 2002         Incorporated by reference to Exhibit 10.46 to
                      regarding the Purchase Order Financing              form SB-2 filed with the SEC on June 28, 2002

10.47                 Letter Agreement dated June 12, 2002 between        Incorporated by reference to Exhibit 10.47 to
                      Cornell Capital Partners and Celerity Systems,      form SB-2 filed with the SEC on June 28, 2002
                      Inc.

         (B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 16, 2003                      CELERITY SYSTEMS, INC.

                                           By: /s/ Robert Legnosky
                                               ---------------------------------
                                               Robert Legnosky, President

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 16, 2003                  By: /s/ Robert Legnosky
                                           -------------------------------------
                                           Robert Legnosky,
                                           President and Interim Chief Financial
                                           Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Celerity Systems, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

            1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date:    May 16, 2003                    By: /s/ Robert Legnosky
                                             -----------------------------------
                                             Robert Legnosky, President and
                                             Interim Chief Financial Officer