Form 10QSB
period 2003-06-30
CELERITY SYSTEMS INC
filed 2003-08-14
CIK 1006459

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (MARK ONE)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2003

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                             CELERITY SYSTEMS, INC.
--------------------------------------------------------------------------------
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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 639,687,294 shares of Common Stock outstanding as of August 6, 2003.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL INFORMATION

                      CELERITY SYSTEMS, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheet
                                    Unaudited
                                                                   June 30, 2003
                                                                   -------------
Assets
   Cash                                                            $      3,983
   Inventory, net                                                     1,353,711
                                                                   ------------
        Total current assets                                          1,357,694
Property and equipment, net                                             108,335
Debt offering costs, net of accumulated amortization of $732,887        548,068
Other assets                                                             20,900
                                                                   ------------
     Total assets                                                  $  2,034,997
                                                                   ============
Liabilities and Stockholders' Deficiency
Accounts payable                                                   $  1,577,839
Judgments and defaults payable                                        1,260,990
Accrued interest                                                        423,983
Accrued wages and related taxes                                         327,041
Notes payable, related parties                                          158,950
Other accrued liabilities                                               155,140
Deferred revenue                                                        154,227
                                                                   ------------
     Total current liabilities                                        4,058,170
Long-term debt                                                        3,219,750
                                                                   ------------
     Total liabilities                                                7,277,920
Stockholders' Deficiency
Common stock, $.001 par value, 5,000,000,000 shares authorized,
    487,036,609 issued and outstanding                                  487,036
Additional paid-in capital                                           36,485,061
Accumulated deficit                                                 (42,215,020)
                                                                   ------------
     Total stockholders' deficiency                                  (5,242,923)
                                                                   ------------
     Total liabilities and stockholders' deficiency                $  2,034,997
                                                                   ============

              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

                      CELERITY SYSTEMS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2003            2002           2003           2002
                                                              -----------     -----------    -----------    -----------
  Revenues                                                    $      --       $   462,049    $      --      $   464,283
  Cost of revenues                                                                422,619           --          422,619
                                                              -----------     -----------    -----------    -----------
       Gross margin                                                  --            39,430           --           41,664
  Expenses
  Operating expenses                                              216,501         598,525        376,292      1,219,835
     Interest expense                                             266,357         617,547        477,871      1,580,283
     Settlement of trade payables                                 (34,933)           --         (197,749)          --
     Income on equity warrant liability                              --              --             --         (104,745)
     Other income                                                    --            (3,529)          --           (4,341)
                                                              -----------     -----------    -----------    -----------
          Net loss                                               (447,925)     (1,713,113)      (656,414)    (2,649,368)
Beneficial conversion feature                                        --              --             --         (154,000)
                                                              -----------     -----------    -----------    -----------
          Net loss attributable to common shareholders        $  (447,925)    $(1,173,113)   $  (656,414)   $(2,803,368)
                                                              ===========     ===========    ===========    ===========
  Basic loss per common share:
     Net loss per share                                       $      --       $     (0.10)   $      0.01    $     (0.28)
     Beneficial conversion feature  of preferred stock               --                --             --          (0.01)
                                                              -----------     -----------    -----------    -----------
     Net loss per share attributable to common shareholders   $      --       $     (0.10)   $      0.01    $     (0.29)
                                                              ===========     ===========    ===========    ===========


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

                      CELERITY SYSTEMS, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                          Six Months Ended
                                                                                               30-Jun
                                                                                   ----------------------------
                                                                                      2003               2002
                                                                                   ---------          ---------
Cash flows from operating activities:
   Net loss                                                                       $ (656,414)      $ (2,649,368)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
            Noncash income related to settlement of trade payables                  (197,749)              --
            Noncash income related to equity warrant liability                          --             (104,745)
            Depreciation and amortization                                             21,068             47,671
            Noncash interest expense related to beneficial
                 conversion feature of debt                                          180,830            713,736
            Noncash interest expense related to debt offering costs                   84,706            391,002
            Noncash expense related to abandonment of fixed assets                    46,561
            Changes in current assets and liabilities:
                Current assets                                                       (43,568)           525,502
                Current liabilities                                                  200,037            315,600
                                                                                  ----------       ------------
                    Net cash used in operating activitities                         (364,529)          (760,602)
Cash flows from investing activities:
   Purchase of fixed assets                                                             --               (4,174)
                                                                                  ----------       ------------
                    Net cash used in investing activitities                             --               (4,174)
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                30,000               --
   Proceeds from long-term debt                                                      349,000            775,000
   Principal payments on long-term debt and capital lease obligations                   --             (255,000)
   Proceeds from  preferred stock and warrant offerings, net of offering costs          --              154,000
   Financing and debt issue costs                                                    (15,500)           (73,850)
                                                                                  ----------       ------------
                    Net cash provided by financing activitities                      363,500            600,150
Net (decrease) in cash                                                                (1,029)          (164,626)
Cash, beginning of period                                                              5,012            171,988
                                                                                  ----------       ------------
Cash, end of period                                                                $   3,983       $      7,362
                                                                                  ==========       ============
Non-Cash investing and financing activities:
   Issuance of 4,555,617 shares of common stock as payment of certain
     payroll and accounts payable items                                            $   8,480
                                                                                  ==========
Conversion of convertible debentures to 233,510,413 shares of
  common stock                                                                     $ 295,999
                                                                                  ==========
Conversion of preferred stock to 2,645,000 shares of common stock                  $ 362,500
                                                                                  ==========

              The accompanying notes are an integral part of these
                    unaudited condensed financial statements

                             CELERITY SYSTEMS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of June 30, 2003 and for the six months ended June 30, 2003 and 2002, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended December 31, 2002. All amounts and share totals have been restated to account for the one-for-twenty reverse stock split effective April 24, 2002. Certain June 30, 2002 balances have been reclassified to conform with the June 30, 2003 financial statement presentation.

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through June 30, 2003 the losses total approximately $42,215,000. As of June 30, 2003, the Company had a negative net working capital of approximately $2,700,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

      The Company is seeking the necessary capital to maintain its operations. Additionally, the Company has focused its sales efforts on the education market. In the first six months of 2003, the Company received gross proceeds from private placements of convertible debt totaling $349,000, and from short-term borrowings of $30,000. These funds enabled the Company to operate for the last few months; however, additional financing will be necessary to sustain its operations and achieve its business plan. The Company is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors. The Company has also received an order to provide its Digital Education System to a school in the Midwest. However, there can be no assurance as to the receipt or timing of revenues from operations including revenues from these contracts or that management will be able to find a strategic investor or secure the additional financing necessary to sustain operations or achieve its business plan.

      On June 3, 2003, the Company filed with the Securities and Exchange Commission to become a business development company which is regulated under
Section 54 of the Investment Company Act of 1940. As a business development company the Company may sell shares of its freely trading common stock in amounts up to $5,000,000 in a twelve-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. On June 4, 2003 the Company filed an Offering Circular under Regulation E to sell up to $4,500,000 of its common stock and a minimum price of $0.001 to a maximum price of $0.02. Between June 30, 2003 and August 6, 2003, the Company has sold 97,500,000 shares resulting in net proceeds of $97,500.

      There can be no assurances that the Company will be successful in its attempts to raise sufficient capital essential to its survival. To the extent that the Company is unable to raise the necessary operating capital it will become necessary to further curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company has an investment in a wholly-owned subsidiary called Celerity Systems, Inc., a Nevada corporation ("Celerity NV"), which is engaged, either directly or indirectly through third parties, in the production, sale and distribution of digital set top boxes and digital video services. On May 20, 2003 the Company transferred certain assets and liabilities to Celerity NV in exchange for 100% of the common stock of Celerity NV. The transaction has been recorded at the book value of the assets and liabilities transferred. The assets and liabilities transferred include:

                  Inventory, net                       $  1,310,144
                  Fixed assets, net                         112,114
                  Other assets                               20,900
                  Current liabilities                      (943,158)
                                                        -----------
                  Net assets transferred                $   500,000
                                                        ===========

CONSOLIDATION POLICY

      The consolidated financial statements include the accounts of Celerity Systems, Inc. (a Delaware corporation) and its wholly-owned subsidiary Celerity Systems, Inc. (a Nevada corporation) collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

NEW ACCOUNTING POLICIES

      In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock based compensation as permitted in SFAS 123. Such pro-forma disclosures have not been provided as its effect is not material to the accompanying financial statements.

      In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Celerity's financial statements has not been significant.

      In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Company is still evaluating the effect of this pronouncement on its financial statements.

2.    INVENTORY

      Inventory at June 30, 2003 consists of:

                    Raw materials                              $ 1,289,342
                    Finished goods                                 278,219
                                                               -----------
                                                                 1,567,561
                    Reserve for lower of cost or market           (213,850)
                                                               -----------
                                                               $ 1,353,711
                                                               ===========

      The reserve for lower of cost or market represents a write down to an estimated net realizable value. The write down results from a lower of cost or market valuation on certain parts and finished goods. Such determination of obsolete inventory may be subject to change in the near term.

3.    LOSS PER SHARE

      Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.

4.    ISSUANCE OF CONVERTIBLE DEBENTURES

      The Company issued $349,000 aggregate principal amount of 5% convertible debentures in the first six months of 2003, resulting in net proceeds of $348,000. The debentures have a term of three years and are convertible into the Company's common stock at a price equal to $.001 or $.00125 per share which was the fair value of the Company's common stock at date of issuance. The long-term debt of the Company includes the following items:

                 4% convertible debentures                  $ 2,479,244
                 5% convertible debentures                      349,000
                 10% secured convertible debenture            1,250,000
                                                            -----------
                                                              4,078,244
                 Less:    Unamortized debt discount            (858,494)
                                                            -----------
                 Long-term debt less current maturities       3,219,750
                                                            ===========

      During the six months ended June 30, 2003 the Company issued 164,049,335 shares of its common stock upon the conversion of $180,000 of 10% convertible debentures and 69,461,078 shares of its common stock upon the conversion of $107,600 of 4% convertible debentures.

      Between June 30, 2003 and August 6, 2003, the Company issued 50,150,685 shares of common stock upon the conversion of $55,000 of the 5% convertible debentures. These conversions will not result in the recognition of any unamortized debt discount as these converted debentures were not issued with any beneficial conversion feature.

5.    JUDGEMENTS AND DEFAULTS PAYABLE

      In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company has accrued $807,640 for liquidated damages at June 30, 2003.

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

      In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. The Company intends to defend this action and no amounts have been accrued at June 30, 2003.

      On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is entitled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company and Metalade entered into a consent judgment in the amount of $108,000, of which approximately $32,000 has been paid. The remaining amount has been accrued at June 30, 2003.

      On October 9, 2002, Waytec Electronics sued the Company for a delinquent account. The action was brought in the Circuit Court of the City of Lynchburg, Virginia. In this action the plaintiff, Waytec Electronics, has sued the Company for non-payment of inventory items and is seeking $77,705. In 2002, a default judgment was entered against the Company. This amount has been accrued at June 30, 2003.

      On October 27, 2001, the Company defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. The Company is seeking to make arrangements with these note holders.

      On March 25, 2003, R R Donnelly & Sons sued the Company for a delinquent account. The action was brought in the Chancery Court for Knox County, Tennessee. In this action the plaintiff, R R Donnelly & Sons, has sued the Company for non-payment of invoices for printing services and is seeking $16,972. In June 2003, a default judgment was entered against the Company. This amount has been accrued at June 30, 2003.

      In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.

6.    OTHER TRANSACTIONS

REVENUES

      On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on the Company's financial statements and amounts to approximately $114,723 as of June 30, 2003. As of June 30, 2003 Kidston Communications has financed open purchase orders having a value of $764,823.

ACCRUED EXPENSES

      At June 30, 2003, the Company owes the former President and Chief Executive Officer of the Company $226,406 in unpaid payroll.

NOTES PAYABLE-RELATED PARTY

      In September 2002, a former director and shareholder of the Company loaned the Company $33,000. The amount was to cover short-term operating expenses and is due upon demand.

      In July 2002, the President and CEO of the Company loaned the Company $950. The amount is to cover short-term operating expenses and is due upon demand.

      At  June  30,  2003,   the  Company  has  an   outstanding   note  payable
(non-interest bearing) to a former member of the Company's Board of Directors in the amount of $125,000.

7.    COMMON STOCK

      During the six months ended June 30, 2003 the Company issued 4,554,617 shares of common stock in settlement of $8,480 in unpaid payroll.

      During the six months ended June 30, 2003 the Company issued 2,645,000 shares of its common stock upon the conversion of 36.25 shares of its preferred stock.

8.    SUBSEQUENT EVENTS

      Between June 30, 2003 and August 6, 2003, the Company issued 97,500,000 shares of common stock for $97,500 and also 5,000,000 shares of common stock in settlement of $6,000 of certain current liabilities.

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

OVERVIEW

      The Company is a business development company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. We intend to focus our investments in developing companies, but do not intend to limit our focus on investment in any particular industry. We intend to seek investments in companies that offer attractive investment opportunities.

      The Company has an investment in a wholly-owned subsidiary called Celerity Systems, Inc., a Nevada corporation, which is engaged, either directly or indirectly through third parties, in the production, sale and distribution of digital set top boxes and digital video services. On May 20, 2003 the Company transferred inventory, fixed assets and certain liabilities to this subsidiary in exchange for 250,000 shares of common stock. The assets and liabilities transferred have been recorded at their book value which was $500,000.

      Management has also focused on attempting to obtain the necessary capital to maintain our operations. We are continuing to seek financing, including (i) filing an Offering Circular Under Regulation E to sell up to $4,500,000 of our common stock (See "Liquidity and Capital Resources"), (ii) possible strategic investment opportunities or (iii) opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have narrowed our sales efforts to those which, we believe, have the best chance of closing in the near term. Since inception in January, 1993 through June 30, 2003 Celerity has had losses of $42,215,020, and continues to suffer cash flow and working capital shortages. As of June 30, 2003, Celerity had a negative net working capital of approximately $2,700,000.

      We had no revenue in the six months ended June 30, 2003 compared to revenues of $464,283 in the six months ended June 30, 2002.

      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company recognizes revenue in accordance with Staff Accounting Bulletin 101 whereby revenue is realized when all of the following criteria are met: 1) Persuasive evidence of an arrangement exists; 2) Delivery has occurred or services have been rendered; 3) The seller's price to the buyer is fixed and determinable, and 4) Collectibility is reasonably assured.

      CONSOLIDATION POLICY

      The consolidated financial statements include the accounts of Celerity Systems Inc (a Delaware corporation) and its wholly-owned subsidiary Celerity Systems Inc. (a Nevada corporation) collectively referred to as the ("Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

      NEW ACCOUNTING POLICIES

      In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock based compensation as permitted in SFAS 123. Such pro-forma disclosures have not been provided as its effect is not material to the accompanying financial statements.

      In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Celerity's financial statements has not been significant.

      In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Company is still evaluating the effect of this pronouncement on its financial statements.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      REVENUES

      We had no revenues for the quarter ended June 30, 2003, compared to $462,049 for the same period in 2002. The lack of sales in 2003 is the result of constrained sales and marketing activities caused by cash shortages. The revenues in 2002 resulted from deliveries of our DigiSeek Digital Education System to schools in Ohio and Pennsylvania. During the six months ended June 30, 2003 we received one new order and have a remaining backlog of unshipped orders of approximately $258,000. These orders are not considered sales until we ship the products. Shipments are expected to occur primarily in 2003. We market our product for the education market as the DigiSeek Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director until October 30, 2002 and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section.

      COSTS OF REVENUES

      Costs of revenues were $-0- in the second quarter of 2003 compared to $422,619 in 2002. Costs in 2002 reflect the sales of our DigiSeek Digital Education System.

      OPERATING EXPENSES

      Operating expenses for the three months ending June 30, 2003 were $216,501 compared to $598,525 for the same period in 2002. This decrease results primarily from a reduction of approximately $296,000 in payroll costs as we continue to operate with 3 employees in 2003, a reduction of approximately $91,000 in legal and other professional services, and by approximately $42,000 of reduced depreciation, amortization, insurance and facility expenses. These reductions were partially offset by a loss on abandonment of certain fixed assets of $46,000 in 2003.

      INTEREST EXPENSES

      Interest expense in the second quarter of 2003 was $266,357, compared to $617,547 in the same period of 2002. Of these amounts, amortization of debt offering costs totaled $44,088 in the first quarter of 2003 as compared to $190,303 in the same period of 2002. Additionally, the second quarter of 2003 was impacted favorably by $214,429 compared to the same period in 2002 from lower interest expenses associated with convertible debentures and by lower liquidated damages recorded due to the lack of having an effective registration statement related to the convertible debentures.

      We recognized a beneficial conversion feature for various convertible debentures outstanding at June 30, 2003 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at June 30, 2003, $858,494, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the three months ended June 30, 2003 and 2002, we had an amortization of beneficial conversion feature of $111,752 and $102,298, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

      SETTLEMENT OF TRADE PAYABLES

      During the second quarter of 2003, Celerity settled certain trade payables wherein the total amount due was reduced by $34,933.

      NET LOSS

      As a result of the above factors, we had a net loss of $447,925 or $0.00 per share, for the quarter ended June 30, 2003, compared to a net loss of $1,173,113, or $0.10 per share for the same period in 2002.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

      REVENUES

      We had no revenues for the six months ended June 30, 2003, compared to $464,283 for the same period in 2002. The lack of sales in 2003 is the result of constrained sales and marketing activities caused by cash shortages. The revenues in 2002 resulted from deliveries of our DigiSeek Digital Education System to schools in Ohio and Pennsylvania. In the six months ended June 30, 2003 we received one new order and have a remaining backlog of unshipped orders of approximately $258,000. These orders are not considered sales until we ship the products. Shipments are expected to occur primarily in 2003. We market our product for the education market as the DigiSeek Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director until October 30, 2002 and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section.

      COSTS OF REVENUES

      Costs of revenues were $-0- in the second quarter of 2003 compared to $422,619 in 2002. Costs in 2002 reflect the sales of our DigiSeek Digital Education System.

      OPERATING EXPENSES

      Operating expenses for the six months ending June 30, 2003 were $376,292 compared to $1,219,835 for the same period in 2002. This decrease results primarily from a reduction of approximately $616,000 in payroll costs as we continue to operate with 3 employees in 2003, a reduction of approximately $187,000 in legal and accounting fees, and by approximately $90,000 of reduced depreciation, amortization, insurance and facility expenses. These reductions were partially offset by a loss on abandonment of certain fixed assets of $46,000 in 2003.

      Interest expense in the first six months of 2003 was $477,871, compared to $1,580,283 in the same period of 2002. Of these amounts, amortization of debt offering costs totaled $84,706 in the first half of 2003 as compared to $391,002 in the same period of 2002. Additionally, the first quarter of 2003 was impacted favorably by $152,459 compared to the same period in 2002 from a lower level of liquidated damages recorded due to the lack of having an effective registration statement related to the convertible debentures offset by higher interest expenses associated with convertible debentures.

      We recognized a beneficial conversion feature for various convertible debentures outstanding at June 30, 2003 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at June 30, 2003, $858,494, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the six months ended June 30, 2003 and 2002, we had an amortization of beneficial conversion feature of $69,078 and $713,735, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense.

      SETTLEMENT OF TRADE PAYABLES

      During the first six months of 2003, Celerity settled certain trade payables wherein the total amount due was reduced by $197,749.

      EQUITY WARRANT INCOME

      For the six months ended June 30, 2003 we had income on equity warrant liability of $-0- as compared to $104,745 for the same period in 2002. This amount represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment at June 30, 2002, was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 2.66%, expected dividends of zero, volatility of 253.58% and expected lives ranging from 1 month to 4 1/2 years.

      NET LOSS

      As a result of the above factors, we had a net loss of $656,414 or $0.01 per share, for the six months ended June 30, 2003, compared to a net loss of $2,649,368, or $0.28 per share for the same period in 2002.

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

      LIQUIDITY AND CAPITAL RESOURCES

      The primary source of financing for us since our inception has been through the issuance of common and redeemable convertible preferred stock and debt. We had cash balances on hand of $3,983 as of June 30, 2003. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. These ongoing operations include the purchase of parts used in the production of our products. In addition, our need for cash includes satisfying current liabilities of $4,058,168, consisting primarily of accounts payable of $1,577,839, accrued wages and related taxes of $327,041, accrued interest of $423,983, other accrued liabilities of $155,140, deferred revenue of $154,227, notes payable of $158,950. These current liabilities include a judgment of $136,435 obtained by Merrill Corporation for non-payment of printing fees, a consent judgment of $108,000 with Metalade FL, Inc. for non-payment of inventory purchases, a judgment of $16,972 obtained by R.R. Donnelley for non-payment of printing fees, and a judgment of $77,705 obtained by Waytec Electronics for non-payment of inventory purchases.

      We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our ongoing operations and to satisfy the above obligations. Except for financing from Kidston Communications, we currently do not have any commitments for funding.

      As discussed in the overview section, on June 3, 2003, the Company filed with the Securities and Exchange Commission to become a business development company which is regulated under Section 54 of the Investment Company Act of 1940. As a business development company the Company may sell shares of its freely trading common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On June 4, 2003 the Company filed an Offering Circular under Regulation E to sell up to $4,500,000 of its common stock and a minimum price of $0.001 to a maximum price of $0.02. Through August 6, 2003, the Company has sold 42,500,000 shares resulting in net proceeds of $42,500.

      On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on the Company's financial statements and amounts to approximately $114,723 as of June 30, 2003. As of June 30, 2003 Kidston Communications has financed, since April 24, 2002, open purchase orders having a value of $764,823.

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

      During the six months ended June 30, 2003, we had a net decrease in cash and cash equivalents of $1,029. Our sources and uses of funds were as follows:

      CASH USED IN OPERATING ACTIVITIES. We used net cash of $364,529 in our operating activities in the six months ended June 30, 2003. Net cash used in operating activities resulted primarily from a net loss of $656,414 and noncash income from gain on extinguishments of debt of $197,749. Our net cash used in operating activities was partially offset by depreciation and amortization expenses of $21,068, non-cash expenses of $311,097, and a net increase in other current assets and liabilities of $156,469. The increase in other current assets and liabilities includes $221,155 from an increase in accrued interest offset by a decrease of $21,118 in accounts payable and other current liabilities less an increase in inventory of $43,568. Accounts payable are expected to remain high until inventory levels can be reduced through sales.

      CASH USED IN INVESTING ACTIVITIES. We used net cash of $-0- in investing activities in the six months ended June 30, 2003.

      CASH PROVIDED BY FINANCING ACTIVITIES. We received $363,500 in net cash from financing activities, consisting primarily of proceeds from short-term borrowings of $30,000, and long-term convertible debt of $349,000.

      Since our inception in January 1993 and through June 30, 2003, we have an accumulated deficit of approximately $42,215,000. We expect to incur operating losses for the indefinite future as we continue to develop and market our technology. Since January 1, 2003, we have received one new order for the sale of our Digital Education System to and Ohio school system.

      As of June 30, 2003, we had a negative net working capital of approximately $2,700,000. We have ceased purchasing any material amount of inventory until inventory levels can be reduced. We had no significant capital spending or purchase commitments at June 30, 2003 other than a certain facility lease and inventory component purchase commitments required in the ordinary course of its business.

      We have no existing bank lines of credit.

      There can be no assurances that we will be successful in its attempts to raise sufficient capital essential to our survival. To the extent that we are unable to raise the necessary operating capital it will become necessary to further curtail operations. Additionally, even if we raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable us to develop our business to a level where we will generate profits and positive cash flows. These matters raise substantial doubt about our ability to continue as a going concern.

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

ITEM 1.  LEGAL PROCEEDINGS

OTHER INFORMATION

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

      o On February 14, 2002, Metalade FL, Inc. sued us for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is styled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. We entered into a consent order for $108,000, of which approximately $32,000 has been paid.

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

      o On March 25, 2003, R R Donnelly & Sons sued the Company for a delinquent account. The action was brought in the Chancery Court for Knox County, Tennessee. In this action the plaintiff, R R Donnelly & Sons, has sued the Company for non-payment of invoices for printing services and is seeking $16,972. In June, 2003, a default judgment was entered against the Company.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a), (b) and (d)  None.

         (c)               Sales of Unregistered Securities.

      In the second quarter of 2003, the Company issued $210,000 principal amount of 5% convertible debentures resulting in net proceeds of $209,000. The debentures have a term of three years and are convertible into the Company's common stock at a price per share equal to $0.001or $0.00125 per share, which would result in the issuance on 205,000,000 shares of common stock upon full conversion.

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

         See also "Legal Proceedings."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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
                      Corp. and certain parties listed therein

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-----------           -----------                                         --------

4.16                  Registration    Rights    Agreement,    dated       Incorporated by reference to Exhibit 99.2 to the
                      September 30, 1999, between  Celerity and GMF       Form 8-K filed with the SEC on October 8, 1999
                      Holdings

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

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-----------           -----------                                         --------
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

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-----------           -----------                                         --------
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

10.32                 Cooperative Marketing Agreement,  dated January     Incorporated by reference to Exhibit 99.3 to theForm 8-K
                      4, 2001, between Celerity and In4Structures LLC     filed with the SEC on January 10, 2001

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

31.1                  Certification re: Section 302                       Provided herewith

32.1                  Certification re: Section 906                       Provided herewith

      (B)   REPORTS ON FORM 8-K.

            None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 13, 2003         CELERITY SYSTEMS, INC.

                                 By: /s/ Robert Legnosky
                                     ----------------------------------------
                                          Robert Legnosky, President