Form 10QSB
period 2003-09-30
CELERITY SYSTEMS INC
filed 2003-11-14
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2003

    | | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          COMMISSION FILE NO. 000-28321

                      CELERITY SYSTEMS, INC. AND SUBSIDIARY
                      -------------------------------------
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     There were 1,956,153,949 shares of Common Stock outstanding as of October 28, 2003.

                                     PART I


FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


CELERITY SYSTEMS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet

                                                                   September 30,
                                                                       2003
                                                                    (unaudited)
                                                                   -------------
Assets

 Cash                                                              $    115,292
 Inventory, net                                                       1,355,198
                                                                   ------------
   Total current assets                                               1,470,490

Property and equipment, net                                             100,777
Debt offering costs, net of accumulated amortization of $994,597        286,358
Other assets                                                             20,900
                                                                   ------------

  Total assets                                                     $  1,878,525
                                                                   ============

Liabilities and Stockholders' Deficiency

Accounts payable                                                   $  1,320,507
Judgments and defaults payable                                          982,608
Accrued interest                                                        334,001
Accrued wages and related taxes                                         327,041
Notes payable, related parties                                          173,950
Other accrued liabilities                                               149,709
Deferred revenue                                                         78,790
                                                                   ------------

  Total current liabilities                                           3,366,606

Long-term debt                                                        1,796,957
                                                                   ------------

  Total liabilities                                                   5,163,563
Stockholders' deficiency
Common stock, $.001 par value, 5,000,000,000 shares authorized,
   1,566,153,949 issued and outstanding                               1,566,153
Additional paid-in capital                                           37,717,690
Accumulated deficit                                                 (42,568,881)
                                                                   ------------
  Total stockholders' deficiency                                     (3,285,038)
                                                                   ------------

  Total liabilities and stockholders' deficiency                   $  1,878,525
                                                                   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements


CELERITY SYSTEMS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)
                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                            -----------------------------    --------------------------
                                                  2003          2002           2003          2002
                                                  ----          ----           ----          ----
Revenues                                    $      75,437    $    141,030    $    75,437    $   605,313
Cost of revenues                                   56,853         122,142         56,853        544,761
                                            -------------    ------------    -----------    -----------
  Gross margin                                     18,584          18,888         18,584         60,552

Expenses
 Operating expenses                               151,855         590,829        528,146      1,810,664
 Interest expense                                 855,702         363,117      1,333,573      1,943,400
 Settlement of trade payables and
  convertible debenture                          (635,112)        (37,935)      (832,860)       (37,935)
 Income on equity warrant liability                    --              --             --       (104,745)
 Other (income) expense                                --          (1,414)            --         (5,755)
                                            -------------    ------------    -----------    -----------
  Net loss                                       (353,861)       (895,709)    (1,010,275)    (3,545,077)
Beneficial conversion feature                          --              --             --       (154,000)
                                            -------------    ------------    -----------    -----------
 Net loss attributable to common
  shareholders                              $    (353,861)       (895,709)    (1,010,275)    (3,699,077)
                                            =============    ============    ===========    ===========

 Basic and diluted loss per common share:
  Net loss per share                        $          --    $      (0.02)   $    (0.002)   $     (0.14)
  Beneficial conversion feature  of
   preferred stock                                     --              --             --          (0.01)
                                            -------------    ------------    -----------    -----------

    Net loss per share attributable to
     com$on shareholders                    $          --    $      (0.02)   $    (0.002)   $     (0.15)
                                            =============    ============    ===========    ===========

Weighted average shares outstanding           812,340,803      47,549,523    487,128,411     24,692,630
                                            =============    ============    ===========    ===========

The accompanying notes are an integral part of these unaudited condensed  consolidated financial statements


CELERITY SYSTEMS, INC. AND SUBSIDIARY
Condensed  Consolidated Statements of Cash Flows
(Unaudited)                                                                           Nine Months Ended
                                                                                         September 30,
                                                                                 ---------------------------
                                                                                    2003           2002
                                                                                    ----           ----
Cash flows from operating activities:
 Net loss                                                                         $(1,010,275    $(3,545,077)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
    Noncash income related to settlement of trade payables
          and convertible debentures                                                 (832,860)           -
    Noncash income related to equity warrant liability                                    -         (104,745)
    Depreciation and amortization                                                      28,626         67,801
    Noncash interest expense related to beneficial
         conversion feature of debt                                                   550,781        898,058
    Noncash interest expense related to debt offering costs                           346,416        461,986
    Noncash expense related to valuation of fixed assets                               46,561            -
    Changes in current assets and liabilities:                                            -
     Current assets                                                                   (45,055)       614,353
     Current liabilities                                                              202,631        507,696
                                                                                  -----------    -----------
      Net cash used in operating activitities                                        (713,175)    (1,099,928)

Cash flows from investing activities:
 Purchase of fixed assets                                                                 -           (4,174)
                                                                                  -----------    -----------
      Net cash used in investing activitities                                             -           (4,174)

Cash flows from financing activities:
 Proceeds from short-term borrowings                                                   45,000         33,950
 Proceeds from long-term debt                                                         365,455      1,140,000
 Principal payments on long-term debt and capital lease obligations                       -         (305,000)
 Proceeds from  issuance of common stock                                              428,500         93,000
 Proceeds from  preferred stock and warrant offerings,
  net of offering costs                                                                   -          154,000
 Financing and debt issue costs                                                       (15,500)      (109,350)

                                                                                  -----------    -----------
      Net cash provided by financing activitities                                     823,455      1,006,600

Net increase (decrease) in cash                                                       110,280        (97,502)
Cash, beginning of period                                                               5,012        171,988
                                                                                  -----------    -----------

Cash, end of period                                                               $   115,$92         74,486
                                                                                  ===========    ===========


Non-Cash investing and financing activities:
Issuance of 79,555,617 shares of common stock as payment of certain payroll
 and accounts payable items                                                       $    83,793
                                                                                  ===========
Conversion of convertible debentures to 819,127,753 shares of common stock        $ 2,095,344
                                                                                  ===========
Conversion of preferred stock to 2,645,000 shares of common stock                 $   362,500
                                                                                  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements


                             CELERITY SYSTEMS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

1.   PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended December 31, 2002. All amounts and share totals have been restated to account for the one-for-twenty reverse stock split effective April 24, 2002. Certain September 30, 2002 balances have been reclassified to conform with the September 30, 2003 financial statement presentation.

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through September 30, 2003 the losses total approximately $42,569,000. As of September 30, 2003, the Company had a negative net working capital of approximately $1,896,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is seeking the necessary capital to maintain its operations. Additionally, the Company has focused its sales efforts to those which it believes have the best chance of closing in the near term. In the first nine months of 2003, the Company received gross proceeds from private placements of convertible debt totaling $364,000 and from short-term borrowings of $45,000. These funds enabled the Company to operate for the last few months; however, additional financing will be necessary to sustain its operations and achieve its business plan. The Company is attempting to obtain such additional financing. Management is also actively seeking one or more strategic investors. The Company has also received an order to provide its Digital Education System to a school in the Midwest. However, there can be no assurance as to the receipt or timing of revenues from operations including revenues from these contracts or that management will be able to find a strategic investor or secure the additional financing necessary to sustain operations or achieve its business plan.

     On June 3, 2003, the Company elected to become a Business Development Company which is regulated under Section 54 of the Investment Company Act of 1940. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 30, 2003 and October 28, 2003 the Company sold 671,000,000 shares resulting in net proceeds of $673,500.

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

     The Company has an investment in a wholly-owned subsidiary called Celerity Systems, Inc., a Nevada corporation ("Celerity NV"), which is engaged, either directly or indirectly through third parties, in the production, sale and distribution of digital set top boxes and digital video services. On May 20, 2003 the Company sold certain assets and liabilities to Celerity NV in exchange for 100% of the common stock of Celerity NV. The transaction has been recorded at the book value of the assets and liabilities transferred. The assets and liabilities transferred include:

                    Inventory         $  1,310,144
                    Fixed assets           112,114
                    Other assets            20,900
                    Current
                    liabilities          (943,158)
                                      ------------
                    Net assets sold   $    500,000
                                      ============


     CONSOLIDATION POLICY

     The condensed consolidated financial statements include the accounts of Celerity Systems, Inc. (a Delaware corporation) and its wholly-owned subsidiary Celerity Systems, Inc. (a Nevada corporation) collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

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

     In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after September 30, 2003. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Celerity's financial statements has not been significant.

     In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The implementation of SFAS 150 did not have a material impact on the Company's financial statements.

     In January, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do no provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2003. The effect of the adoption of this new accounting pronouncement on Celerity's financial statements has not been significant.

2.   INVENTORY

     Inventory at September 30, 2003 consists of:

               Raw materials             $  1,295,629
               Finished goods                 273,419
                                         ------------
                                            1,569,048
               Reserve for lower of
               cost or market                (213,850)
                                         ------------
                                         $  1,355,198
                                         ============

3.   LOSS PER SHARE

     Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.

4.   ISSUANCE OF CONVERTIBLE DEBENTURES

     The Company issued $364,000 aggregate principal amount of 5% convertible debentures in the first nine months of 2003, resulting in net proceeds of $363,000. The debentures have a term of three years and are convertible into the Company's common stock at a price equal to $.001 or $.00125 per share which was the fair value of the Company's common stock at the date of issuance. The long-term debt of the Company includes the following items:

          4% convertible debentures                      $  872,500
          5% convertible debentures                         213,000
          10% secured convertible debenture               1,200,000
                                                         ----------
                                                          2,285,500
          Less: Unamortized debt discount                  (488,543)
                                                         ----------
          Long-term debt less current maturities          1,796,957
                                                         ==========

     During  the  nine  months  ended  September  30,  2003 the  Company  issued
197,049,325 shares of its common stock upon the conversion of $230,000 of 10% convertible debentures, 146,150,685 shares of its common stock upon the conversion of $151,000 of 5% convertible debentures and 475,927,743 shares of its common stock upon the conversion of $1,714,344 of 4% convertible debentures. The holders of these debentures agreed to forgive the amounts accrued for interest and liquidated damages of $525,157. This income was recognized as settlement of trade payables and convertible debentures.

     Subsequent to September 30, 2003, the Company issued 137,500,000 shares of common stock upon the conversion of $550,000 of the 4% convertible debentures. These conversions will result in the recognition of approximately $116,000 of unamortized debt discount as interest expense in the fourth quarter of 2003.

5.   JUDGEMENTS AND DEFAULTS PAYABLE

     In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company has accrued $564,180 for liquidated damages at September 30, 2003.

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

     In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the shipment of products. The Company intends to defend this action and no amounts have been accrued at September 30, 2003.

     On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is entitled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company and Metalade entered into a consent judgment in the amount of $108,000, of which approximately $32,000 has been paid. The remaining amount has been accrued at September 30, 2003. The parties settled this debt for a payment of $20,000 in cash and $15,000 in common stock of the Company at September 30, 2003. The remaining approximately $40,000 was recognized as income from settlement of trade payables in the third quarter of 2003.

     On October 9, 2002, Waytec Electronics sued the Company for a delinquent account. The action was brought in the Circuit Court of the City of Lynchburg, Virginia. In this action the plaintiff, Waytec Electronics, has sued the Company for non-payment of inventory items and is seeking $77,705. In 2002, a default judgment was entered against the Company. This amount has been accrued at September 30, 2003.

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

     On March 25, 2003, R R Donnelly & Sons sued the Company for a delinquent account. The action was brought in the Chancery Court for Knox County, Tennessee. In this action the plaintiff, R R Donnelly & Sons, has sued the Company for non-payment of invoices for printing services and is seeking $16,972. In September, 2003, a default judgment was entered against the Company. This amount has been accrued at September 30, 2003.

     On July 7, 2003, Premier Components Distribution sued the Company for a delinquent account. The action was brought in the Chancery Court for Knox County, Tennessee. In this action the plaintiff, Premier Components Distribution, has sued the Company for non-payment of invoices for printing services and is seeking $45,861. In August, 2003, a default judgment was entered against the Company. This amount has been accrued at September 30, 2003.

     In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.

6.   OTHER TRANSACTIONS

     REVENUES

     On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on the Company's financial statements and amounts to approximately $114,723 as of September 30, 2003. As of September 30, 2003 Kidston Communications has financed open purchase orders having a value of $764,823.

      ACCRUED EXPENSES

     At September 30, 2003, the Company owes the former President and Chief Executive Officer of the Company $226,406 in unpaid payroll.

     NOTES PAYABLE-RELATED PARTY

     In September 2002 and also in September 2003, a former director and shareholder of the Company loaned the Company $48,000. The amount was to cover short-term operating expenses and is due upon demand.

     In July 2002, the President and CEO of the Company loaned the Company $950. The amount is to cover short-term operating expenses and is due upon demand.

     At September 30, 2003, the Company has an outstanding note payable to a former member of the Company's Board of Directors in the amount of $125,000.

7.   COMMON STOCK

     During the nine months ended September 30, 2003 the Company issued 79,555,617 shares of common stock in settlement of $83,793 in unpaid payroll and accounts payable.

     During the nine months ended September 30, 2003 the Company issued 2,645,000 shares of its common stock upon the conversion of 36.25 shares of its preferred stock.

     During the nine months ended September 30, 2003 the Company issued 418,500,000 shares of its common stock for cash proceeds in the amount of $428,000.

8.   SUBSEQUENT EVENTS

     Between September 30, 2003 and October 28, 2003, the Company issued 252,500,000 shares of common stock for $255,000 and also 137,500,000 shares of common stock in settlement of the conversion of $550,000 of 4% convertible debentures.

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

     Management has also focused on attempting to obtain the necessary capital to maintain our operations. We are continuing to seek financing, including (i) filing an Offering Circular Under Regulation E to sell up to $4,500,000 of our common stock (See "Liquidity and Capital Resources"), (ii) possible strategic investment opportunities or (iii) opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have narrowed our sales efforts to those which, we believe, have the best chance of closing in the near term. Since inception in January, 1993 through September 30, 2003 Celerity has had losses of $42,569,000, and continues to suffer cash flow and working capital shortages. As of September 30, 2003, Celerity had a negative net working capital of approximately $1,896,000.

     We had revenues in the nine months ended September 30, 2003 of $75,437 compared to revenues of $605,313 in the nine months ended September 30, 2002.

     GOING CONCERN

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through September 30, 2003 the losses total approximately $42,569,000. As of September 30, 2003, the Company had a negative net working capital of approximately $1,896,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

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

     In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The implementation of SFAS 150 did not have a material impact on the Company's financial statements.

     In January, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do no provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2003. The effect of the adoption of this new accounting pronouncement on Celerity's financial statements has not been significant.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUES

     We had revenues from one sale of $75,437 for the three months ended September 30, 2003, compared to revenue from one sale of $141,030 for the same period in 2002. The low level of sales in 2003 is the result of constrained sales and marketing activities caused by cash shortages. The revenues in 2002 resulted from deliveries of our DigiSeek Digital Education System to schools in Ohio and Pennsylvania. During the three months ended September 30, 2003 we received no new orders and have a remaining backlog of unshipped orders of approximately $163,000. These orders are not considered sales until we ship the products. Shipments are expected to occur primarily in 2003. We market our product for the education market as the DigiSeek Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director until October 30, 2002 and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section.

     COSTS OF REVENUES

     Costs of revenues were $56,853 in the third quarter of 2003 compared to $122,142 in 2002. Costs in both periods reflect the sales of our DigiSeek Digital Education System.

     OPERATING EXPENSES

     Operating expenses for the three months ending September 30, 2003 were $151,855, compared to $590,829 for the same period in 2002. This decrease results primarily from a reduction of approximately $235,000 in payroll costs as we continue to operate with 3 employees in 2003, a reduction of approximately $126,000 in legal and other professional services, and a reduction of approximately $44,000 in depreciation, amortization, insurance and facility expenses. These reductions were partially offset by an increase in property taxes of $12,600 and loss on abandonment of certain fixed assets of $46,000 in 2003.

     INTEREST EXPENSES

     Interest expense in the three months ended September 30, 2003 was $855,702, compared to $363,117 in the same period of 2002. Of these amounts, amortization of debt offering costs totaled $261,710 in the third quarter of 2003 compared to $73,484 in the same period of 2002. This increase results primarily from a redemption of approximately $1,607,000 of convertible debentures and the recognition of related debt offering costs due to early retirement. Additionally, the third quarter of 2003 was impacted unfavorably by $146,540 compared to the same period in 2002 from higher liquidated damages recorded due to the lack of having an effective registration statement related to the convertible debentures.

     We recorded a beneficial conversion feature for various convertible debentures outstanding at September 30, 2003 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at September 30, 2003, $488,543, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the three months ended September 30, 2003 and 2002, we had an amortization of beneficial conversion feature of $369,951 and $184,322, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense. Of the amortization amount in the third quarter of 2003, approximately $245,600 is from the conversion of $1,607,000 of debentures prior to the stated date of redemption.

     SETTLEMENT OF TRADE PAYABLES

     During the third quarter of 2003, Celerity settled certain trade payables, accrued interest and liquidated damages and convertible debentures wherein the total amount due was reduced by $635,112.

     NET LOSS

     As a result of the above factors, we had a net loss of $353,861 or $0.00 per share, for the three months ended September 30, 2003, compared to a net loss of $895,709, or $0.02 per share for the same period in 2002.

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUES

     We had revenues of $75,437 for the nine months ended September 30, 2003, compared to $605,313 for the same period in 2002. The low level of sales in 2003 is the result of constrained sales and marketing activities caused by cash shortages. The revenues in 2002 resulted from deliveries of our DigiSeek Digital Education System to schools in Ohio and Pennsylvania. In the nine months ended September 30, 2003 we received one new order and have a remaining backlog of unshipped orders of approximately $163,000. These orders are not considered sales until we ship the products. Shipments are expected to occur primarily in 2003. We market our product for the education market as the DigiSeek Digital Education System. Partial financing for the purchase of inventory and payment of final assembly has been provided by Kidston Communications, a company controlled by Ed Kidston, a director until October 30, 2002 and shareholder of our company. A discussion about the terms of this financing are set forth below under the "Liquidity and Capital Resources" section .

     COSTS OF REVENUES

     Costs of revenues were $56,853 in the for the nine months ended September 30, 2003 compared to $544,761 in 2002. Costs in both periods reflect the sales of our DigiSeek Digital Education System.

     OPERATING EXPENSES

     Operating expenses for the nine months ending September 30, 2003 were $528,146, compared to $1,810,664 for the same period in 2002. This decrease results primarily from a reduction of approximately $851,000 in payroll costs as we continue to operate with 3 employees in 2003, a reduction of approximately $319,000 in legal and accounting fees, and a reduction of approximately $115,000 in depreciation, amortization, insurance and facility expenses. These reductions were partially offset by a loss on abandonment of certain fixed assets of $46,000 in 2003.

     INTEREST EXPENSES

     Interest expense in the first nine months of 2003 was $1,333,573, compared to $1,943,400 in the same period of 2002. Of these amounts, amortization of debt offering costs totaled $347,416 in the first nine months of 2003 as compared to $464,486 in the same period of 2002. Additionally, the first quarter of 2003 was impacted favorably by $82,960 compared to the same period in 2002 from a lower level of liquidated damages recorded due to the lack of having an effective registration statement related to the convertible debentures offset by higher interest expenses associated with convertible debentures.

     We recorded a beneficial conversion feature for various convertible debentures outstanding at September 30, 2003 as discount on the convertible debentures and as additional paid-in capital. The unamortized discount remaining at September 30, 2003, $488,543, will be amortized as a non-cash interest expense over the five year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. For the nine months ended September 30, 2003 and 2002, we had an amortization of beneficial conversion feature of $550,781 and $898,058, respectively. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense. Of the amortization amount in the nine months ending September 30, 2003, approximately $245,600 is from the conversion of $1,607,000 of debentures prior to the stated date of redemption.

     SETTLEMENT OF TRADE PAYABLES

     During the first nine months of 2003, Celerity settled certain trade payables, accrued interest and liquidated damages and convertible debentures wherein the total amount due was reduced by $832,860.

     EQUITY WARRANT INCOME

     For the nine months ended September 30, 2003 we had income on equity warrant liability of $-0- as compared to $104,745 for the same period in 2002. This amount represents a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment at September 30, 2002, was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 2.66%, expected dividends of zero, volatility of 253.58% and expected lives ranging from 1 month to 4 1/2 years.

     NET LOSS

     As a result of the above factors, we had a net loss of $1,010,275 or $0.002 per share, for the nine months ended September 30, 2003, compared to a net loss of $3,699,077, or $0.14 per share for the same period in 2002.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The primary source of financing for us since our inception has been through the issuance of common and redeemable convertible preferred stock and debt. We had cash balances on hand of $115,292 as of September 30, 2003. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. These ongoing operations include the purchase of parts used in the production of our products. In addition, our need for cash includes satisfying current liabilities of $3,366,606, consisting primarily of accounts payable of $1,320,507, accrued wages and related taxes of $327,041, accrued interest of $334,001, other accrued liabilities of $149,709, deferred revenue of $78,790, notes payable of $173,950 and current portion of long-term debt of $141,455. These current liabilities include a judgment of $136,435 obtained by Merrill Corporation for non-payment of printing fees, a consent judgment of $108,000 with Metalade FL, Inc. for non-payment of inventory purchases, a judgment of $16,972 obtained by R.R. Donnelley for non-payment of printing fees, and a judgment of $77,705 obtained by Waytec Electronics for non-payment of inventory purchases.

     We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities to fund our ongoing operations and to satisfy the above obligations. Except for financing from Kidston Communications, we currently do not have any commitments for funding.

     As discussed in the overview section, on June 3, 2003 the elected to become a Business Development Company which is regulated under Section 54 of the Investment Company Act of 1940. As a business development company the Company may sell shares of its common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock and a minimum price of $0.001 to a maximum price of $0.02. Between June 30, 2003 and October 28, 2003 the Company has sold 671,000,000 shares resulting in net proceeds of $673,500.

     On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on the Company's financial statements and amounts to approximately $114,723 as of September 30, 2003. As of September 30, 2003 Kidston Communications has financed, since April 24, 2002, open purchase orders having a value of $764,823.

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

     During the nine months ended September 30, 2003, we had a net increase in cash and cash equivalents of $110,280. Our sources and uses of funds were as follows:

     CASH USED IN OPERATING ACTIVITIES. We used net cash of $713,175 in our operating activities in the nine months ended September 30, 2003. Net cash used in operating activities resulted primarily from a net loss of $1,010,275 and noncash income from settlements of trade payables and convertible debentures of $832,860. Our net cash used in operating activities was partially offset by depreciation and amortization expenses of $28,626, non-cash expenses of
$943,758, and a net increase in other current assets and liabilities of $157,576. The increase in other current assets and liabilities includes $413,060 from an increase in accrued interest offset by a decrease of $210,429 in accounts payable and other current liabilities less an increase in inventory of $45,055. Accounts payable are expected to remain high until inventory levels can be reduced through sales.

     CASH USED IN INVESTING ACTIVITIES. We used net cash of $-0- in investing activities in the nine months ended September 30, 2003.

     CASH PROVIDED BY FINANCING ACTIVITIES. We received $823,455 in net cash from financing activities, consisting primarily of proceeds from short-term borrowings of $45,000, long-term convertible debt of $349,955 and common stock of $428,500.

     Since our inception in January 1993 and through September 30, 2003, we have an accumulated deficit of $42,568,881. We expect to incur operating losses for the indefinite future as we continue to develop and market our technology. Since January 1, 2003, we have received one new order for the sale of our Digital Education System to and Ohio school system.

     As of September 30, 2003, we had a negative net working capital of approximately $1,896,000. We have ceased purchasing any material amount of inventory until inventory levels can be reduced. We had no capital spending or purchase commitments of significance at September 30, 2003 other than a certain facility lease and inventory component purchase commitments required in the ordinary course of its business.

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

     o On February 14, 2002, Metalade FL, Inc. sued the Company for a delinquent account. The action was brought in the Circuit Court for Knox County, Tennessee and is entitled as Metalade Fl, Inc. v. Celerity Systems, Inc. The plaintiff alleges it is owed in excess of $103,000 related to the shipment of products. The Company and Metalade entered into a consent judgment in the amount of $108,000, of which approximately $32,000 has been paid. The remaining amount has been accrued at September 30, 2003. The parties settled this debt for a payment of $20,000 in cash and $15,000 in common stock of the Company at September 30, 2003. The remaining approximately $40,000 was recognized as income from settlement of trade payables in the third quarter of 2003.

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

     o On March 25, 2003, R R Donnelly & Sons sued the Company for a delinquent account. The action was brought in the Chancery Court for Knox County, Tennessee. In this action the plaintiff, R R Donnelly & Sons, has sued the Company for non-payment of invoices for printing services and is seeking $16,972. In September, 2003, a default judgment was entered against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a), (b) and (d) None.

     (c)              SALES OF UNREGISTERED SECURITIES.

     In the three months ended September 30, 2003, the Company issued $15,000 principal amount of 5% convertible debentures resulting in net proceeds of $15,000. The Debentures have a term of three years and are convertible into the Company's common stock at a price per share equal to $0.001 or $0.00125 per share, which would result in the issuance on 15,000,000 shares of common stock upon full conversion.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On October 27, 2001, we defaulted on payments due of $150,000, of which $141,455 is remaining unpaid, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. We are seeking to make arrangements with these note holders. In addition, certain creditors have threatened litigation if not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us. (See Note 5 Judgements and Defaults Payable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS.

EXHIBIT     DESCRIPTION                        LOCATION
NO.
-------     ---------------------------------  ---------------------------------
3.1         Certificate of Incorporation of    Incorporated by reference to
            Celerity Systems, Inc.             Exhibit 3.1 to the Registration
                                               Statement on SB-2 filed with the
                                               SEC on August 13, 1997

3.2         By laws of Celerity Systems, Inc.  Incorporated by reference to
                                               Exhibit 3.2 to the Registration
                                               Statement on SB-2 filed with the
                                               SEC on August 13, 1997

3.3         Certificate of Designation of      Incorporated by reference to the
            Series C Preferred Stock           Registration Statement on Form
                                               SB-2 filed with the SEC on
                                               October 18, 2001

3.4         Certificate of Designation of      Incorporated by reference to
            Series D Preferred Stock           Exhibit 3.4 to the Form 10-KSB
                                               for the year ended December 31,
                                               2001 filed with the SEC on March
                                               27, 2002

3.5         Certificate of Designation of      Incorporated by reference to
            Series E Preferred Stock           Exhibit 3.5 to the Form 10-KSB
                                               for the year ended December 31,
                                               2001 filed with the SEC on March
                                               27, 2002

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

4.8         Form of 1995 Warrant               Incorporated by reference to
                                               Exhibit 4.8 to the Registration
                                               Statement on SB-2 filed with the
                                               SEC on August 13, 1997

4.9         Letter Agreement dated July 15,    Incorporated by reference to
            1997, between Celerity and         Exhibit 4.9 to the Registration
            Mahmoud Youssefi, including        Statement on SB-2 filed with the
            exhibits                           SEC on August 13, 1997

4.10        Letter Agreement, dated July 11,   Incorporated by reference to
            1997, between Celerity and Dr.     Exhibit 4.10 to the Registration
            Fenton Scruggs                     Statement on SB-2 filed with the
                                               SEC on August 13, 1997

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

4.13        Form of Registration Rights        Incorporated by reference to
            Agreement, between Celerity and    Exhibit 4.13 to Amendment No. 1
            each of RNI Limited Partnership,   to Form 10-KSB for the year ended
            First Empire Corporation, Greg A.  December 31, 1998 as filed with
            Tucker and Michael Kesselbrenner   the SEC on April 30, 1999

4.14        Form of Warrant issued April 27,   Incorporated by reference to
            1999                               Exhibit 4.2 to the Registration
                                               Statement on S-3 filed with the
                                               SEC on September 18, 1999

4.15        Shareholders Agreement, dated      Incorporated by reference to
            August 10, 1999, between Celerity  Exhibit 99.2 to the Form 8-K
            Systems, Inc., FutureTrak Merger   filed with the SEC on September
            Corp. and certain parties listed   14, 1999
            therein

4.16        Registration Rights Agreement,     Incorporated by reference to
            dated September 30, 1999, between  Exhibit 99.2 to the Form 8-K
            Celerity and GMF Holdings          filed with the SEC on October 8,
                                               1999

4.17        Form of Debenture in connection    Incorporated by reference to
            with Line of Credit Agreement,     Exhibit 99.4 to the Form 8-K
            dated September 30, 1999           filed with the SEC on October 8,
                                               1999

4.18        Form of Warrant issued September   Incorporated by reference to
            30, 1999                           Exhibit 4.10 to the Registration
                                               Statement on S-3 filed with the
                                               SEC on February 15, 2000

4.19        Form of 4% Convertible Debenture   Incorporated by reference to
            due 2002 between Celerity and      Exhibit 4.2 to the Registration
            each of John Bridges, John Faure,  Statement on S-3 filed with the
            Loni Spurkeland, Robert Dettle,    SEC on February 15, 2000
            Michael Genta, Lennart Dallgren

4.20        Form of 8% Convertible Debenture   Incorporated by reference to
            due 2002 between Celerity and      Exhibit 4.3 to the Registration
            each of Richard T. Garrett, W.     Statement on S-3 filed with the
            David McCoy, Dominick Chirarisi,   SEC on February 15, 2000
            Gilda R. Chirarisi, Joseph C.
            Cardella, Carl Hoehner

4.21        Form of 8% Convertible Debenture   Incorporated by reference to
            due 2003 between Celerity and      Exhibit 4.4 to the Registration
            John Bolliger                      Statement on S-3 filed with the
                                               SEC on February 15, 2000

4.22        Form of Registration Rights        Incorporated by reference to
            Agreement, between Celerity and    Exhibit 4.6 to the Registration
            each of John Bridges, John Faure,  Statement on S-3 filed with the
            Loni Spurkeland, Robert Dettle,    SEC on February 15, 2000
            Michael Genta, Lennart Dallgren

4.23        Form of Registration Rights        Incorporated by reference to
            Agreement, between Celerity and    Exhibit 4.7 to the Registration
            each of Richard T. Garrett, W.     Statement on S-3 filed with the
            David McCoy, Dominick Chirarisi,   SEC on February 15, 2000
            Gilda R. Chirarisi, Joseph C.
            Cardella, Carl Hoehner

4.24        Form of Registration Rights        Incorporated by reference to
            Agreement, between Celerity and    Exhibit 4.8 to the Registration
            John Bolliger                      Statement on S-3 filed with the
                                               SEC on February 15, 2000

EXHIBIT     DESCRIPTION                        LOCATION
NO.
-------     ---------------------------------  ---------------------------------
4.25        Form of 8% Convertible Debenture   Incorporated by reference to
            due 2003 between Celerity and      Exhibit 99.7 to the Form 8-K
            each of Sui Wa Chau, Qinu Guan,    filed with the SEC on March 23,
            Peter Chenan Chen, K&M Industry,   2000
            Inc., Michael Dahlquist, Denise
            and Vernon Koto and Rance Merkel

4.26        Form of Registration Rights        Incorporated by reference to
            Agreement, between Celerity and    Exhibit 99.8 to the Form 8-K
            each of Sui Wa Chau, Qinu Guan,    filed with the SEC on March 23,
            Peter Chenan Chen, K&M Industry,   2000
            Inc., Michael Dahlquist, Denise
            and Vernon Koto and Rance Merkel

4.27        Securities Purchase Agreement,     Incorporated by reference to
            dated August 31, 2000, between     Exhibit 99.1 to the Form 8-K
            Celerity and the Investors         filed with the SEC on September
            specified therein                  5, 2000

4.28        Registration Rights Agreement,     Incorporated by reference to
            dated August 31, 2000, between     Exhibit 99.2 to the Form 8-K
            Celerity and the Investors         filed with the SEC on September
            specified therein                  5, 2000

4.29        Form of Warrant issued September   Incorporated by reference to
            30, 2000                           Exhibit 99.3 to the Form 8-K
                                               filed with the SEC on April 5,
                                               2000

10.1        Employment Agreement, dated        Incorporated by reference to
            January 7, 1997, as amended,       Exhibit 10.1 to Amendment No. 1
            between Celerity and Kenneth D.    to Registration Statement on SB-2
            Van Meter                          filed with the SEC on October 8,
                                               1997

10.2        Employment, Non-Solicitation,      Incorporated by reference to
            Confidentiality and                Exhibit 10.2 to the Registration
            Non-Competition Agreement, dated   Statement on SB-2 filed with the
            as of May 1, 1996, between         SEC on August 13, 1997
            Celerity and Glenn West

10.3        Termination Agreement, dated as    Incorporated by reference to
            of April 5, 1997, between          Exhibit 10.3 to the Registration
            Celerity and Mahmoud Youssefi      Statement on SB-2 filed with the
                                               SEC on August 13, 1997
10.4        [Reserved]

10.5        Letter Agreement, dated March 13,  Incorporated by reference to
            1997, between Celerity and         Exhibit 10.5 to Amendment No. 1
            William Chambers                   to Registration Statement on SB-2
                                               filed with the SEC on October 8,
                                               1997

10.6        Letter Agreement, dated July 24,   Incorporated by reference to
            1997, between Celerity and Mark.   Exhibit 10.6 to Amendment No. 1
            C. Cromwell                        to Registration Statement on SB-2
                                               filed with the SEC on October 8,
                                               1997

10.7        Exclusive OEM/Distribution         Incorporated by reference to
            Agreement, dated March 10, 1995,   Exhibit 10.7 to the Registration
            between Celerity and InterSystem   Statement on SB-2 filed with the
            Multimedia, Inc.                   SEC on August 13, 1997

10.8        Purchase Order Agreement, dated    Incorporated by reference to
            September 26, 1995, between        Exhibit 10.8 to the Registration
            Tadiran Telecommunications Ltd.    Statement on SB-2 filed with the
            and Celerity                       SEC on August 13, 1997

10.9        License Agreement, dated as of     Incorporated by reference to
            September 26, 1996, between        Exhibit 10.9 to the Registration
            Celerity and En Kay Telecom Co.,   Statement on SB-2 filed with the
            Ltd.                               SEC on August 13, 1997

10.10       License Agreement, dated as of     Incorporated by reference to
            February 21, 1997, between         Exhibit 10.10 to the Registration
            Celerity and En Kay Telecom Co.,   Statement on SB-2 filed with the
            Ltd.                               SEC on August 13, 1997

10.11       Remarketer Agreement, dated as of  Incorporated by reference to
            September 15, 1997, between        Exhibit 10.11 to the Registration
            Celerity and Minerva Systems, Inc. Statement on SB-2 filed with the
                                               SEC on August 13, 1997

EXHIBIT     DESCRIPTION                        LOCATION
NO.
-------     ---------------------------------  ---------------------------------
10.12       Memorandum of Understanding,       Incorporated by reference to
            dated April 25, 1996, between      Exhibit 10.12 to the Registration
            Integrated Network Corporation     Statement on SB-2 filed with the
            and Celerity                       SEC on August 13, 1997

10.13       Letter of Agreement, dated         Incorporated by reference to
            September 30, 1993, between        Exhibit 10.13 to the Registration
            Celerity and Herzog, Heine &       Statement on SB-2 filed with the
            Geduld, Inc. and Development       SEC on August 13, 1997
            Agreement attached thereto

10.14       Subcontract Agreement, dated       Incorporated by reference to
            September 26, 1997, between        Exhibit 10.14 to the Registration
            Unisys Corporation and Celerity    Statement on SB-2 filed with the
                                               SEC on August 13, 1997

10.15       Lease Agreement for Crossroad      Incorporated by reference to
            Commons, dated November 25, 1996,  Exhibit 10.15 to Amendment No. 1
            as amended, between Lincoln        to Registration Statement on SB-2
            Investment Management, Inc., as    filed with the SEC on October 8,
            attorney in fact for the Lincoln   1997
            National Life Insurance Company,
            and Celerity

10.16       Lease Agreement, dated November    Incorporated by reference to
            25, 1997, between Centerpoint      Exhibit 10.16 to the Form 10-KSB
            Plaza, L.P. and Celerity           for the year ended December 31,
                                               1997 filed with the SEC on
                                               September 30, 1998

10.17       Letter Agreement, dated October    Incorporated by reference to
            3, 1997, between Dennis Smith and  Exhibit 10.17 to the Form 10-KSB
            Celerity                           for the year ended December 31,
                                               1997 filed with the SEC on
                                               September 30, 1998

10.18       Letter Agreement, dated January    Incorporated by reference to
            8, 1998, between James Fultz and   Exhibit 10.18 to the Form 10-KSB
            Celerity                           for the year ended December 31,
                                               1997 filed with the SEC on
                                               September 30, 1999

10.19       Amendment to Employment,           Incorporated by reference to
            Non-Solicitation, Confidentiality  Exhibit 10.19 to the Form 10-KSB
            and Non-Competition Agreement,     for the year ended December 31,
            dated January 1, 1999, between     1997 filed with the SEC on April
            Celerity and Glenn West            30, 1998

10.20       Form of Subscription Agreement,    Incorporated by reference to
            between Celerity and each of RNI   Exhibit 10.20 to Amendment No. 1
            Limited Partnership, First Empire  to Form 10-KSB for the year ended
            Corporation, Greg A. Tucker and    December 31, 1998 filed with the
            Michael Kesselbrenner              SEC on April 30, 1999

10.21       Form of Subscription Agreement,    Incorporated by reference to
            between Celerity and each of       Exhibit 10.21 to Amendment No. 1
            Donald Alexander, Leo Abbe,        to Form 10-KSB for the year ended
            Centerpoint Plaza, L.P., William   December 31, 1998 filed with the
            Chambers, Fenton Scruggs, Dennis   SEC on April 30, 1999
            Smith, Kenneth Van Meter, George
            Semb and Rodney Conard

10.22       Form of Royalty Agreement,         Incorporated by reference to
            between Celerity and each of       Exhibit 10.22 to Amendment No. 1
            Donald Alexander, Leo Abbe,        to Form 10-KSB for the year ended
            Centerpoint Plaza, LP, William     December 31, 1998 filed with the
            Chambers, Fenton Scruggs, Dennis   SEC on April 30, 1999
            Smith, Kenneth Van Meter, George
            Semb and Rodney Conard

10.23       Agreement and Plan of Merger,      Incorporated by reference to
            dated August 10, 1999, between     Exhibit 99.1 to the Form 8-K
            Celerity Systems, Inc.,            filed with the SEC on September
            FutureTrak Merger Corp. and        14, 1999
            FutureTrak International, Inc.

10.24       Line of Credit Agreement, dated    Incorporated by reference to
            September 30, 1999, between GMF    Exhibit 99.1 to the Form 8-K
            Holdings, May Davis Group and      filed with the SEC on October 8,
            Celerity                           1999

EXHIBIT     DESCRIPTION                        LOCATION
NO.
-------     ---------------------------------  ---------------------------------
10.25       Termination Agreement, dated       Incorporated by reference to
            December 7, 1999, between          Exhibit 99.1 to the Form 8-K
            Celerity, FutureTrak Merger Corp. filed with the SEC on December 8, and FutureTrak International, Inc. 1999

10.26       Manufacturing Agreement, dated     Incorporated by reference to
            November 30, 1999, between         Exhibit 99.2 to the Form 8-K
            Celerity, Primax Electronics, Ltd  filed with the SEC on January 5,
            and Global Business Group, Ltd.    2000

10.27       Lease, dated December 17, 1999,    Incorporated by reference to
            between Andy Charles Johnson,      Exhibit 99.1 to the Form 8-K
            Raymond Perry Johnson, Tommy F.    filed with the SEC on January 5,
            Griffin and Celerity               2000

10.28       Amendment to the Line of Credit    Incorporated by reference to
            Agreement between Celerity and     Exhibit 10.28 to the Registration
            GMF Holdings, Inc. dated October   Statement on SB-2 filed with the
            16, 2000                           SEC on October 27, 2000

10.29       Purchase Agreement, dated          Incorporated by reference to
            September 22, 2000, between        Exhibit 99.2 to the Form 8-K
            Celerity and WIT Technologies Inc. filed with the SEC on July 11,
                                               2000

10.30       Manufacturing Service Agreement,   Incorporated by reference to
            dated January 4, 2001, between     Exhibit 99.1 to the Registration
            Celerity and Nextek, Inc.          Statement on SB-2 filed with the
                                               SEC on December 27, 2000

10.31       Broadband Services Agreement,      Incorporated by reference to
            dated January 4, 2001, between     Exhibit 99.2 to the Form 8-K
            Celerity and DeserScape L.P.       filed with the SEC on January 10,
                                               2001

10.32       Cooperative Marketing Agreement,   Incorporated by reference to
            dated January 4, 2001, between     Exhibit 99.3 to the Form 8-K
            Celerity and In4Structures LLC     filed with the SEC on January 10,
                                               2001

10.33       Equity Line of Credit Agreement    Incorporated by reference to the
            dated as of September 14, 2001     Registration Statement on Form
            between Celerity Systems, Inc.     SB-2 filed with the SEC on
            and Cornell Capital Partners, L.P. October 18, 2001

10.34       Registration Rights Agreement      Incorporated by reference to the
            dated as of September 14, 2001     Registration Statement on Form
            between Celerity Systems, Inc.     SB-2 filed with the SEC on
            and Cornell Capital Partners, L.P. October 18, 2001

10.35       Consulting Services Agreement      Incorporated by reference to the
            dated as of September 14, 2001     Registration Statement on Form
            between Celerity Systems, Inc.     SB-2 filed with the SEC on
            and Cornell Capital Partners, L.P. October 18, 2001

10.36       Escrow Agreement dated as of       Incorporated by reference to the
            September 14, 2001 among Celerity  Registration Statement on Form
            Systems, Inc. Meir Levin and       SB-2 filed with the SEC on
            Cornell Capital Partners, L.P.     October 18, 2001

10.37       Warrant to purchase 2,500,000      Incorporated by reference to the
            shares of common stock dated as    Registration Statement on Form
            of September 14, 2001 given by     SB-2 filed with the SEC on
            Celerity Systems to Cornell        October 18, 2001
            Capital Partners, L.P.

10.38       Warrant to purchase 3,500,000      Incorporated by reference to the
            shares of common stock dated as    Registration Statement on Form
            of August, 2001 given by Celerity  SB-2 filed with the SEC on
            Systems to Cornell Capital         October 18, 2001
            Partners, L.P.

10.39       Letter Agreement dated August,     Incorporated by reference to the
            2001 between Celerity Systems and Registration Statement on Form Yorkville Advisors Management, LLC SB-2 filed with the SEC on
                                               October 18, 2001

10.40       Consulting Services Agreement      Incorporated by reference to the
            dated as of August, 2001 between   Registration Statement on Form
            Celerity Systems, Inc. and         SB-2 filed with the SEC on
            Yorkville Advisors, LLC            October 18, 2001

10.41       Consulting Services Agreement      Incorporated by reference to the
            dated as of September, 2001        Registration Statement on Form
            between Celerity Systems, Inc.     SB-2 filed with the SEC on
            and Yorkville Advisors, LLC        October 18, 2001

EXHIBIT     DESCRIPTION                        LOCATION
NO.
-------     ---------------------------------  ---------------------------------
10.42       Advisory Agreement dated           Incorporated by reference to the
            September 6, 2001 between          Registration Statement on Form
            Celerity Systems, Inc. and         SB-2 filed with the SEC on
            Internet Finance International     October 18, 2001
            Corporation

10.43       Financing Agreement dated as of    Incorporated by reference to the
            August, 2001 between Celerity      Registration Statement on Form
            Systems, Inc. and Artesian Direct  SB-2 filed with the SEC on
            Holdings Corporation               October 18, 2001

10.44       Partial Guaranty Agreement dated   Incorporated by reference to the
            August, 2001 given by Ed Kidston   Registration Statement on Form
            to Celerity Systems, Inc.          SB-2 filed with the SEC on
                                               October 18, 2001

10.45       Termination Agreement              Incorporated by reference to
                                               Exhibit 10.45 to the Form 10-KSB
                                               for the year ended December 31,
                                               2001 filed with the SEC on March
                                               27, 2002

10.46       Letter Agreement dated as of       Incorporated by reference to
            April 26, 2002 regarding the       Exhibit 10.46 to form SB-2 filed
            Purchase Order Financing           with the SEC on September 28,
                                               2002

10.47       Letter Agreement dated September   Incorporated by reference to
            12, 2002 between Cornell Capital   Exhibit 10.47 to form SB-2 filed
            Partners and Celerity Systems,     with the SEC on September 28,
                                               2002
            Inc.

31.1        Certification re: Section 302      Provided herewith

32.1        Certification re: Section 906      Provided herewith


     (B)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003                    CELERITY SYSTEMS, INC.

                                           By:   /S/ ROBERT LEGNOSKY
                                                 ------------------------------
                                                 Robert Legnosky, President