Form 10KSB
period 2003-12-31
CELERITY SYSTEMS INC
filed 2004-04-15
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                           Commission File No. 0-23279

                             CELERITY SYSTEMS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  52-2050585
           --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

    Celerity Systems, Inc.
   122 Perimeter Park Drive
     Knoxville, Tennessee                              37922
     --------------------                              -----
(Address of principal executive                      (Zip Code)
         offices)

 Issuer's telephone number                        (865) 539-5300

         Securities registered under Section 12(b) of the Exchange Act:

Title of each Class                   Name of each exchange on which registered
-------------------                   -----------------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of the Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___.No___.

     The aggregate market value of common stock held by non-affiliates of the Registrant as of April 9, 2004 was approximately $3,773,759 based on the closing price on the Over The Counter Bulletin Board market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 4,703,473,409 shares of the Registrant's common stock outstanding at April 9, 2004.



                       DOCUMENTS INCORPORATED BY REFERENCE


                                 Not applicable
         ---------------------------------------------------------------

     Unless otherwise indicated, the information in this annual report on form 10-K gives effect to the one-for-two-and-one-half reverse stock split of Celerity Systems' common stock, par value $0.001 per share (the "Common Stock") effected in August 1997 and the one-for-twenty reverse stock split effected in April, 2002. All references to "Celerity" or the "Company" contained in this Annual Report refer to Celerity Systems and its predecessor, Celerity Systems, Inc., a Tennessee corporation.

     This Annual Report on Form 10-K contains forward-looking statements that involve certain risks and uncertainties. Celerity Systems' actual results could differ materially from the results discussed in the forward-looking statements. See "Description of Business", "Risk Factors" and "Forward-Looking Statements and Associated Risks."

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

     Overview

     Celerity Systems, Inc. ("Celerity") is a business development company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940 (the "Investment Act"). A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. Accordingly, Celerity has changes its business plan to primarily seek investments in developing companies. Celerity was incorporated in Delaware on August 12, 1997. Celerity intends to focus its investments in developing companies, but does not intend to limit its focus its investments in any particular industry. Celerity intends to seek investments in companies that offer attractive investment opportunities.

     On April 24, 2003, Celerity's Board of Directors voted to be regulated pursuant to Section 54 of the Investment Act. The decision to be regulated pursuant to Section 54 of the Investment Act was made primarily to better reflect Celerity's anticipated future business and for developing relationships. As a Business Development Company ("BDC") under Section 54 of the Investment Act, Celerity is required to invest a portion of its assets into developing companies.

     The types of securities in which Celerity may invest and the proportion of its assets which may be invested in each such type of security is to be left to the discretion of its Board of Directors. Celerity may, but is not required, to take a controlling position in its investment companies. Celerity's policy with respect to any assets that are not required to be invested in eligible portfolio companies or other companies qualifying under Section 55 of the Investment Act, as well as with respect to investing as part of a group, is to be left to the discretion of its Board of Directors. Celerity will offer managerial assistance to each of its portfolio companies and reserves the right to be compensated by the portfolio companies at market rates for such services.

     As of December 31, 2003, we had cash on hand of $56,156 and a working capital deficiency of approximately $1,374,000. Our operations have been financed primarily from the sale of debt and equity securities. For the foreseeable future, we believe we may continue to rely on external capital to fund any acquisitions, however, we expect to fund our normal operations internally.

Investments

     Celerity has two investments, one in a wholly owned subsidiary called Celerity Systems, Inc., a Nevada corporation ("Celerity-Nevada") and the other a minority interest in Yorkville Advisors Management, LLC.


CELERITY-NEVADA

     Celerity-Nevada is a wholly owned subsidiary that is engaged, either directly or indirectly through third parties, in the production, sale and distribution of digital set top boxes and digital video services. Celerity-Nevada, through arrangements with other parties, can offer end-to-end systems for customers. It can also provide a comprehensive content package for educational users with over 1,300 titles available, and a content package, Celerivision, for use in entertainment deployments, such as condominiums, the hospitality industry, and multihousing properties. Celerity-Nevada also maintains unique and valuable software functionality and applications, which it incorporates in some of its products and services. Celerity anticipates playing an active role in supervising the operations of Celerity-Nevada.

     Celerity-Nevada has three basic products, the T 6000 set-top box, DigiSeek Education System and Digitally Encoded Content. Celerity-Nevada has developed, and continues to upgrade to new versions, an advanced digital set top box, the T 6000. The current model, the Rev 5, is designed to work on a range of transmission networks, including Ethernet, Asynchronous Transfer Mode (ATM), and RF cable. It provides output to S video, composite video, RF video, and VGA/XGA simultaneously, allowing it to work with most any display device, and it has connections for line audio, universal serial bus (USB), RF in, stereo audio out, and RS 232 that allow it to interoperate with a wide array of peripheral devices. Features include a Pentium processor, 74 MB of memory (expandable to 138 MB or more), MPEG decoding, an integrated HTML 4 Web browser, and 2D/3D graphics support. It is produced in an attractive consumer design, and is FCC/UL approved. This set top box also incorporates hardware and software that can be used for certain home gateway functions, such as home energy management, security monitoring, or home healthcare monitoring.

     Celerity-Nevada has developed a complete digital education system which it sells to schools, which includes its digital video server, applications server, video on demand applications software, custom menu and navigation software, digital set top boxes, and encoded (digitized and compressed) content.

     Celerity-Nevada has acquired rights to over 1300 education titles, which it has encoded in its Content Preparation Center into the MPEG format, and which it sells as part of DigiSeek system sales. Celerity-Nevada has also acquired rights to some entertainment programming, which it has also encoded, and which it sells as part of its system sales in the hospitality market, and which it intends to sell to other segments, such as hospitals and multihousing, should it achieve sales in those segments.

YORKVILLE ADVISORS MANAGEMENT, LLC

     On December 1, 2003 the Company purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceedss of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2003, the Company received $65,000 in dividend income from this investment, which has been recorded as dividend income in the consolidated statements of operations.

EMPLOYEES

     As of April 9, 2004, we had 4 full time employees, 2 of whom are employed full time in the engineering and product development area, and 2 of whom fulfilled management or administrative roles. This level of staffing is a result of our lack of adequate funding. Our employees are not represented by a union or governed by a collective bargaining agreement and we believe that our relationship with our employees is good. We also employ a number of contractors and consultants on a regular basis.

RESEARCH AND DEVELOPMENT COSTS

     We had no research and development costs for the years ended December 31, 2003 and 2002.

MARKETING STRATEGY

     Celerity-Nevada's marketing strategy is to seek customers in each of the potential emerging markets, to encourage the leading companies and organizations to adopt this technology and to position itself as a leading provider of interactive video services within niche markets. Celerity-Nevada believes that it is important to achieve market penetration at an early stage in the development of particular niche markets in order to compete successfully in those markets. Celerity-Nevada's marketing is based on our demonstrated ability to install digital video systems on each of the major network types and its potential to provide end-to-end interactive video solutions. In addition, the scalability of its servers provides flexibility in deploying interactive video services systems varying in size from systems designed to serve 25 simultaneous users to those capable of serving many thousands of users in a variety of markets on a cost effective basis. Celerity-Nevada believes that this scalability will be an attractive feature to potential customers. Celerity-Nevada also believes that our T 6000 digital set top box, with its wide range of capabilities to interconnect with many different networks and many different peripheral and display devices, will allow us to compete favorably in several different markets, either with our own digital video server or with others. Celerity-Nevada believes that a diversified marketing approach provides us with flexibility in targeting emerging markets, enabling us to recognize market opportunities and adapt to perceive changes in marketing priorities. However, due to our limited resources, we have determined to focus on those markets in which we believe there is greater interest at this time, while looking for targets of opportunity in our other niche market segments. Celerity-Nevada believes that the markets, which appear most favorable at this time, are schools, energy companies, hospitality, and enterprise solutions. Celerity-Nevada has limited sales and marketing experience and there can be no assurance that we will be successful in implementing its marketing plans.

     Based on its current financial condition, Celerity-Nevada is unable to fully executed our marketing strategy. Instead, it is focusing its efforts on the education market. Celerity-Nevada has targeted primary and second institutions, as well as universities. Improving primary and secondary education has become a national priority. Many states and the federal agencies are looking to advanced technologies to make a difference. Celerity-Nevada has six active school projects in Ohio and one in Pennsylvania. It has named Kidston Communications as its national distributor for K through 12 public education for North America, and is working collaboratively with them to expand its network of dealers with the objection of having qualified distributors in every state.

     Many colleges have begun installing modern high-speed networks, usually fiber optic Ethernet, on their campuses. Interactive video services provide an opportunity to add entertainment, educational and information services to these networks both as a source of revenue to help defray the cost of network installation and for educational purposes. For example, popular courses could be stored on a server for viewing by large audiences on a fully interactive basis, with the potential for interactive test-taking and homework submission. Such a system could also aid ill or physically handicapped students, those who work part time, absentees and those who live a significant distance from the college or university.

LEGAL PROCEEDINGS

     In December, 2001, Veja Electronics, Inc. d/b/a/ Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at December 31, 2003.

     In March, 2003, R. R. Donnelly sued the Company for non-payment of expenses related to printing services. During 2003 a judgment was rendered against the Company in the amount of $16,972, which has been accrued at December 31, 2003.

     In July, 2003, Premier Components sued the Company for non-payment for inventory items purchased. During 2003 a judgment was rendered against the Company in the amount of $45,861, which has been accrued at December 31, 2003.

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

     WE HAVE HISTORICALLY LOST MONEY AND SIGNIFICANT LOSSES MAY CONTINUE IN THE FUTURE

     We have historically lost money. In the years ended December 31, 2003 and 2002, we sustained losses from continuing operations of $1.6 and $4.5 million, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

     WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

     Our operations have relied almost entirely on external financing. Such financing has historically come from a combination of borrowings, from and sale of common stock to third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

     There is Substantial Doubt About our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding.

     The report of our independent accountants on our December 31, 2003 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


     LACK OF INSURANCE PROTECTION

     The Company does not presently have a commercial general liability and workman's compensation coverage. Although there have been no claims against the Company, the Company's assets are at risk in the event of a successful claim(s) against it. At such time as cash flow from operations permits, the Company will again seek to obtain general liability, product liability and workman's compensation coverage. The Company maintains auto insurance coverage.

     The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

     EFFECT OF PREVIOUSLY ISSUED OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURES

     As of March 15, 2004, Celerity had 4,703,473,409 shares of common stock outstanding. In addition, we have outstanding options, warrants and convertible debentures which, if converted or exercised into shares of common stock, would result in the issuance of an additional 1,623,420,188 shares of common stock. Celerity is only authorized to issue up to 5,000,000,000 shares of common stock. As a result, if the holders of all or a significant block of these holders exercised or converted their securities, Celerity would not have enough authorized capital stock to honor such requests. Celerity's inability to honor such requests could result in substantial liability.

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

     OBLIGATIONS IN CONNECTION WITH THE ISSUANCE OF CONVERTIBLE DEBENTURES

     We are obligated to register the underlying common stock issuable upon conversion of our convertible debentures under various registration rights agreements. We did not timely fulfill our registration obligations in respect to some of the convertible debentures. We are required to pay liquidated damages of approximately $342,400 in the form of increased interest on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission.

ITEM 2.   DESCRIPTION OF PROPERTY

     In December 1999, Celerity entered into a lease for a facility with approximately 7,420 square feet of combined office and warehouse space at 122 Perimeter Park Drive, Knoxville, Tennessee. The initial term of the lease was from January 15, 2000 to January 14, 2003, with an option to renew for two additional three-year periods. In July, 2002, Celerity exercised it's option to extend the lease to January 14, 2006. Monthly lease payments are $5,450 per month plus utilities and certain other maintenance expenses.


ITEM 3.   LEGAL PROCEEDINGS

     In December, 2001, Veja Electronics, Inc. d/b/a/ Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at December 31, 2003.

     In March, 2003, R. R. Donnelly sued the Company for non-payment of expenses related to printing services. During 2003 a judgment was rendered against the Company in the amount of $16,972, which has been accrued at December 31, 2003.

     In July, 2003, Premier Components sued the Company for non-payment for inventory items purchased. During 2003 a judgment was rendered against the Company in the amount of $45,861, which has been accrued at December 31, 2003.

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

                                      HIGH                     LOW
FISCAL YEAR 2002                     -------                 -------
1st Quarter                          $4.8000                 $0.1420
2nd Quarter                          $0.2200                 $0.0080
3rd Quarter                          $0.0450                 $0.0080
4th Quarter                          $0.0060                 $0.0010


FISCAL YEAR 2003
1st Quarter                          $0.0027                 $0.0011
2nd Quarter                          $0.3100                 $0.0009
3rd Quarter                          $0.0180                 $0.0020
4th Quarter                          $0.0330                 $0.0050

     As of March 15, 2004 there were approximately 239 holders of record of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     2001

     Celerity issued 1,280,873 shares of common stock with a value of $145,528 and 5 shares of Series B Redeemable Convertible preferred Stock with a value of $50,000 as payment for certain consulting and directors' fees, payroll and accounts payable items.

     Celerity issued 2,400,000 shares of common stock to Artesian Direct for its commitment to purchase $10 million of the Company's products or to provide $10 million of financing.

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

     The Company converted $1,502,198, including accrued interest, of the convertible debentures into 223,675,473 shares of common stock.

     Celerity converted $627,500 of Series B Preferred Stock, $60,000 of Series C Preferred Stock, $54,000 of Series D Preferred Stock and $60,000 of Series E Preferred Stock into 4,600,000 shares of common stock.

     2003

     Celerity issued 71,385,617 shares of common stock with a value of $75,623 as payment for certain consulting and fees, payroll and accounts payable items.

     The Company converted $2,808,392, including accrued interest, of the convertible debentures into 1,083,283,880 shares of common stock.

     Celerity converted $322,500 of Series B Preferred Stock and $40,000 of Series E Preferred Stock into 2,645,000 shares of common stock.

SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with out "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. As discussed in Notes 1 and 2 to the Consolidated Financial Statements the Company elected to become a Business Development Company on June 3, 2003. The results of operations for 2003 are divided into two periods, the "As a Business Development Company" period and "Prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to June 3, 2003 are not comparable to the period commencing on June 3, 2003 and are not expected to be representative of our financial results in the future

                                     As a Business
                                     Development
                                     Company        Prior to becoming a Business Development Company
                                     ----------------------------------------------------------------------------------------
                                     For the Period For the Period
                                     January 1,     June 3, 2003   Year Ended    Year Ended     Year Ended    Year Ended
                                     2003 to June   to December 31 December 31,  December 31,   December 31,  December 31,
                                     2, 2003        2003           2002          2001           2000          1999
                                     ------------   -----------    ------------  -------------  ------------  ---------------
Income Statement Data:

Unrealized (loss) on investments     $ (842,121)    $        -     $          -  $          -   $         -   $          -

Dividend income                          65,000              -                -             -             -              -

Revenues                                      -              -          649,815       403,997             -         85,894

Loss from continuing operations
before cumulative effect of change
in accounting principle                (941,132)      (617,716)      (4,455,706)   (6,330,174)   (5,322,593)    (5,434,986)

Net loss from continuing operations    (941,132)      (617,716)      (4,455,706)   (3,731,361)   (5,322,593)    (5,434,986)

                                                              8

Net loss per common share from
continuing operations, basic and
diluted                              $        -     $        -     $      (0.08) $      (1.17)  $     (9.20)  $     (21.40)

Total assets                         $5,507,140     (a)            $  2,129,293  $  3,709,977   $   609,043   $  1,228,737

Long-term debt                        2,089,485     (a)               3,117,520     2,980,168     1,100,425      1,305,453

Redeemable preferred stock                    -     (a)                 362,500     1,010,000       168,357              -


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

OVERVIEW

     Celerity Systems, Inc. (the "Company"), a Delaware corporation, was formed to design, develop, integrate, install, operate and support interactive video services hardware and software ("interactive video") systems. On June 3, 2003, the Company elected to become a Business Development Company ("BDC") that is regulated under the Investment Company Act of 1940, as amended. A BDC is an investment company designed to assist eligible portfolio companies with capital formation which are required to offer, and many times do render, substantial and continuing management advice. As contemplated by this transaction, the Company materially changed its business plan to primarily seek investments in developing companies that offer attractive investment opportunities. This new focus is not limited to any particular industry.

     Prior to the election as a business development company Celerity Systems developed and manufactured, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. The Company also can provide a comprehensive content package for education users, and a content package, Celerivision, for use in entertainment deployments, such as condominiums, the hospitality industry and multihousing properties.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses since inception of approximately $43,117,000, and continues to suffer cash flow and working capital shortages. As of December 31, 2003, the Company had net working capital deficiency of approximately $1,374,000. These factors, taken together with the absence of significant sales and financial commitments, raises substantial doubt about the Company's ability to continue as a going concern.

     On June 3, 2003, the Company filed with the Securities and Exchange Commission to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC, the Company may sell shares of its freely trading common stock in amounts up to $5,000,000 in a twelve-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 30, 2003 and December 31, 2003 the Company sold 1,149,833,333 shares resulting in net proceeds of $1,166,500. The ability of the Company to continue as a going concern is dependent upon it's ability to successfully accomplish the plan described above and eventually attain profitable operations.

     The results of operations for 2003 are divided into two periods. The five-month period, representing the period January 1, 2003 through June 2, 2003, reflects the Company's results prior to operating as a BDC. The seven-month period from June 3, 2003 to December 31, 2003, reflects the Company's results as a BDC. Accounting principles used in the preparation of the financial statements beginning June 3, 2003 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

RESULTS OF OPERATIONS


     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     UNREALIZED LOSS ON INVESTMENTS

     Since the election to operate as a BDC the Company has recorded an unrealized loss on its investment in Celerity Systems-NV. This loss is comprised of two elements:

 ---------------------------------------------------------------------------
 Effect of recording advances at fair value                     $  342,121
 Effect of recording equity investments at fair value              500,000
                                                                ----------
                                                                $ 842,121
                                                                ==========

     During the seven month period ended December 31, 2003, Celerity NV recorded sales of $247,945, a gross profit from these sales of $160,996, an inventory write-down of $1,076,369 and other general and administrative expenses that resulted in a net loss of $939,765 for the period. The write down of the Company's advances to and investment in NV recognize that without additional sales there is a substantial risk that NV will not be able to continue operation.

     DIVIDEND INCOME

     Since its investment in Yorkville on December 1, 2003, the Company has received $65,000 in proceed, which has been recorded as Dividend income in the statement of operations.

     OPERATING EXPENSES

     Operating expenses for 2003 were $651,267 compared to 2002 of $2,045,738. Decreased operating expenses in 2003 can be attributed to lower payroll expenses (approximately $912,000) and reduced expenses for legal, accounting and other professional services (approximately $80,000). Expenses were also reduced by lower development costs associated with prototypes (approximately $164,000), and reduced facility and occupancy expenses (approximately $84,000).

     AMORTIZATION OF DEBT OFFERING COSTS

     Amortization of debt offering costs for 2003 was $467,871 compared to $568,263 in 2002. This decrease results from debt being issued in 2003 with minimal offering costs, $16,500, as compared to the prior year amount of $109,350.

     BENEFICIAL CONVERSION FEATURE - CONVERTIBLE NOTES

     Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues in 2003 and 2002 amounted to $905,800 and $1,018,759 for the years ended December 31, 2003 and 2002, respectively. This decrease results from a lower amount of convertible debt in 2003 compared to 2002.

     INTEREST EXPENSE

     Interest expense for 2003 was $467,869 compared to 2002 that totaled $691,782. Liquidated damages incurred due to the late filing of certain registration statements resulted in a charge of $228,680 in 2003 compared to a charge of $266,700 in 2002. Interest expense on borrowings decreased from $425,082 in 2002 to $244,869 in 2003. The largest portion of this decrease is from interest expense associated with purchase order financing provided by Kidston Communications. Kidston Communications is a company controlled by a former director of the Company (see Related Party Transaction). Expense associated with this financing amounted to$0 in 2003 and $114,723 in 2002.

     SETTLEMENT OF DEBT

     During 2003 the Company settled certain trade payables, convertible debentures and accrued interest of $4,099,301. Such settlement resulted in a gain on forgiveness of $1,711,080 in 2003 compared to $49,132 in 2002.

     INCOME ON EQUITY WARRANT LIABILITY

     For the year ended December 31, 2002, Celerity had income on equity warrant liability of $134,374. These amounts represent a mark-to-market adjustment in connection with warrants to purchase common stock which are outstanding (see Cumulative Effect of Change in Accounting Principle). The value of these warrants and the resulting mark-to-market adjustment was determined using the Black-Scholes Option Pricing Model. The reduced amount is a result of the increase in the number of authorized shares available for warrants.

     OTHER INCOME

     For the years ended December 31, 2003 and 2002, Celerity had other income of $-0- and $6,254, respectively.

     NET LOSS

     As a result of the foregoing, Celerity had a net loss of $1,558,848, or $0.00 per share, for the year ended December 3, 2003 compared to a net loss of $4,455,706, or $0.08 per share, for the prior year.

     ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Celerity had outstanding redeemable convertible preferred stock. At issuance in 2002, the conversion price of the Series D Preferred Stock was at a discount to the price of Celerity's common stock. Celerity recorded a $54,000 dividend relative to the beneficial conversion feature of the Series D Preferred Stock. Also in 2002, at issuance the conversion price of the Series E Preferred Stock was at a discount to the price of Celerity's common stock. Celerity recorded a $100,000 dividend relative to the beneficial conversion feature of the Series E Preferred Stock.

     NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

     As a result of the foregoing, Celerity had a net loss attributable to common stockholders of $1,558,848, or $0.00 per share for the year ended December 31, 2003 compared to a net loss of $4,609,706, or $0.08 per share, for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $56,156 as of December 31, 2003 and $5,012 as of December 31, 2002. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the income from our investments generate enough proceeds to fund operations. In addition, our need for cash includes satisfying current liabilities of $1,436,946, consisting primarily of accounts payable of $463,552, accrued interest of $270,746, notes payable to a related party of $115,000 and judgments and defaults payable of $570,781, including a judgment of $16,972 obtained by R.R. Donnelley Corporation for non-payment of printing fees, a judgment of $71,000 obtained by Veja Electronics, Inc. for breach of contract, and a judgment of $8,000 obtained by Del Rio Enterprises for non-payment of services. Additionally this also includes notes payable in default of $132,409 and liquidated damages relating to certain convertible debentures of $342,400. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities or from proceeds from our investments to fund our ongoing operations and to satisfy the above obligations. We anticipate the dividend income from our investment in Yorkville Advisors Management will be sufficient to operate the Company. We currently do not have any commitments for funding.

     Since December 31, 2003, we issued 150,000,000 shares of common stock to various investors for cash proceeds in the amount of $210,000.

     As discussed in the overview section, on June 3, 2003 the Company elected to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC the Company may sell shares of its common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 4, 2003 and December 31, 2003 the Company has sold 1,149,833,333 shares resulting in net proceeds of $1,166,500.

     On April 24, 2002, the Company entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from the Company in sufficient quantities to fill open purchase orders received by the Company. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from the Company's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on the Company's financial statements and amounts to approximately $114,723 as of December 31, 2003. As of December 31, 2003 Kidston Communications has financed, since April 24, 2002, open purchase orders having a value of $764,823.

     We are also looking at several other options in terms of improving our cash shortage. We are continuing to seek to arrange financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business, while continuing to pursue sales opportunities. We have granted a security interest in our personal property to the investors in the 10% convertible debentures issued in 2002. Such security interests may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

     During the year ended December 31, 2003, we had a net increase in cash of $51,144. Our sources and uses of funds were as follows:

     CASH USED IN OPERATING ACTIVITIES. We used net cash of $1,070,642 in our operating activities in the year ended December 31, 2003. Net cash used in operating activities resulted primarily from a net loss of $1,558,848, and non-cash income related to settlement of debt of $1,711,080. Our net cash used in operating activities was partially offset by depreciation and amortization expenses of $17,289, non-cash expenses of $2,336,975 related to beneficial conversion feature, amortization of debt offering costs, the unrealized loss on an investment, the loss on abandonment of fixed assets and issuance of shares in payment of certain expenses, and a decrease in accrued interest of $427,708. The decrease in accrued interest is the result of a net reduction during the year of $590,678 of convertible debentures and the related interest and liquidated damages accrued. Other uses of cash during the year included an increase in accounts receivable and inventory of $34,322 and a reduction of accounts payable of $376,442, accrued wages of $136,858 and other current liabilities of $29,300.

     CASH USED IN INVESTING ACTIVITIES. We used net cash of $6,697,459 in investing activities in the year ended December 31, 2003 of which $5,240,000 was used in the acquisition of a minority interest in Yorkville Advisors' Management, LLC and $297,356 was used in advances to Celerity NV.

     CASH PROVIDED BY FINANCING ACTIVITIES. We received $6,697,459 in net cash from financing activities, consisting primarily of proceeds from convertible notes payable of $1,679,000, notes payable - related party of $40,000 and issuance of common stock of $5,166,500. This was partially offset by debt offering costs of $16,500, principal payments on long-term debt of $7,591 and payments on notes payable - related party of $163,950.

     As of December 31, 2003 we had a net working capital deficiency of approximately $1,374,000. Celerity NV has ceased purchasing any material amount of inventory until inventory levels can be reduced and has reduced overhead expenses, which will have a favorable impact on cash required to fund the business. We had no significant capital spending or purchase commitments at December 31, 2003 other than a certain facility lease.

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

     COSTS OF REVENUES

     Costs of revenues were $970,739 in 2002 compared to $1,163,129 in 2001. We had a negative gross margin of $320,924 compared to $759,132 in 2001. Costs of revenues in 2002 and 2001 were primarily due to costs associated with products delivered in each respective year, inventory adjustments in 2002 of $369,546, the write down of $377,114 in 2001 of obsolete inventory to net realizable value and a reserve of lower of cost or market of $237,250 in 2001.

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

     SETTLEMENT OF DEBT

     During 2002 and 2001, Celerity negotiated settlement of certain accounts payable items that resulted in cancellation of debt income of $49,132 and $71,864, respectively.

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

     LOSS BEFORE CUMULATIVE EFFCT OF CHANGE IN ACCOUNTING PRINCIPLE

     As a result of the above factors, loss before cumulative effect of change in accounting principle for the twelve months ended December 31, 2002 was $4,455,706, or $0.08 per share, as compared to $6,330,174, or $1.99 per share, for the same period in 2001.

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

     There can be no assurances that we will be successful in our attempts to raise sufficient capital essential to our survival. To the extent that we are unable to raise the necessary operating capital it will become necessary to further curtain operations. Additionally, even if we raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable us to develop our business to a level where we will generate profits and positive cash flows. These matters raise substantial doubt about our ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following chart sets for Celerity's contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.

                                                                Payments Due by Period
     Contractual  Obligations           Total         Less than     1-3 Years        4-5 Years     After 5
                                                      1 Year                                       Years
Long-Term Debt                          $2,844,909    $  132,409     $1,475,000    $1,237,500
Current Obligations                      1,304,537     1,304,537             --            --           --
Operating Leases                           133,525        65,400         68,125            --           --
Unconditioned Purchase Obligations              --            --             --            --           --
Other Long-Term Obligations                     --            --             --            --           --
                                        ----------    ----------    ------------   ----------     --------
  Total Contractual Cash Obligations    $4,282,971    $1,502,346     $1,543,125    $1,237,500           --


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

ACCOUNTING PRONOUNCEMENTS

     Recent Accounting Pronouncements - The Company adopted FASB 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", on July 1, 2003. FASB 149 clarifies and amends FASB 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends FASB 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The implementation of FIN No. 45 did not have a material impact on the Company's financial statements.

     In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The implementation of SFAS No.150 did not have a material impact on the Company's financial statements.

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

     In December 2003, the FASB issued Interpretation No. 46R ("FIN46R") which revised certain provision of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after March 15, 2004 (as of December 31, 2003 for a calendar year enterprise). The Company does not expect the adoption of FIN 46 or FIN 46R to have a material effect on its consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The carrying amount of items included in working capital approximates fair value because of the short maturity of those instruments. The carrying value of the Company's debt approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.

     Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date the remaining unamortized cost is expensed.

     Investment Valuation - Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investment that have no ready market, are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management's estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

     Revenue Recognition - The Company records revenues upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. The Company records sales for services upon the completion of training and ratably over the life of any maintenance or support agreement. The Company's general sales terms require a deposit with the order and balance upon delivery, except for educational sales that are handled on a net 30 basis.

     Income Taxes - The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance related to the deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The Company does not have any exposure to market risk as it relates to changes in interest rates as all of the borrowings of the Company are at a fixed rate of interest.

     The Company has no cash equivalents or short-term investment which are subject to market risk.

FOREIGN CURRENCY RISK

     The Company does not do any business that has any risk of foreign exchange rate fluctuations.

EQUITY SECURITY PRICE RISK

     We do not have any investment in marketable equity securities; therefore, we do not have any direct equity price risk.

COMMODITY PRICE RISK

     We no not do any business involving commodities; therefore, we do not have any commodity price risk.


ITEM 7.   FINANCIAL STATEMENTS

     The Financial Statements and Notes thereto can be found beginning with "Index to Financial Statements," following Part III of this Annual Report on Form 10-K.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 24, 2003, Celerity Systems dismissed HJ & Associates as its independent certified public accountant.

     HJ & Associates report on Celerity's financial statements for the years ended December 31, 2001 and 2002, respectively, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     HJ & Associates dismissal was recommended and approved by Celerity's Audit Committee and Board of Directors.

     Since January 1, 2001, as well as any subsequent interim period prior to dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     Since January 1, 2001, as well as any subsequent interim period prior to dismissal, HJ & Associates did not advise Celerity of any of the matters identified in paragraph (a)(1)(iv)(B) of Item 304 of Regulation S-B.

     On April 24, 2003, Celerity engaged Marcum & Kleigman as its principal accountant to audit Celerity's financial statements. Celerity did not consult Marcum & Kleigman on any matters described in paragraph (a)(2)(i) or (ii) of
Item 304 of Regulation S-B since January 1, 2003 or any subsequent interim period prior to engaging Marcum & Kliegman.


ITEM 8A.  CONTROLS AND PROCEDURES

     Within the past 90 days, The Company's Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors are as follows:

NAME                        AGE    POSITION                              PERIOD SERVED
------------------------    --     ----------------------------------    -------------------
Robert Legnosky             30     President, Chief Executive Officer    October 30, 2002 to
                                   and Chairman of the Board             Present

John McNamara, Jr.          30     Director                              October 30, 2002 to
                                                                         Present

Dr. Michael Kesselbrenner   52     Director                              January 14, 2003 to
                                                                         Present

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

COMMITTEES OF THE BOARD OF DIRECTORS

     AUDIT COMMITTEE. John Stephen McNamara, Jr. and Michael Kesselbrenner will serve as members of the Audit Committee if elected to Celerity's Board of Directors at the Special Meeting of the Shareholders. Messrs. McNamara and Kesselbrenner are independent members of the Board of Directors. The functions of the Audit Committee are primarily to: (1) to provide advice to the Board of Directors in selecting, evaluating or replacing outside auditors, (2) to review the fees charged by the outside auditors for audit and non-audit services (3) to ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (4) to meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall qualify of financial reporting, and (5) to meet with the outside auditors to discuss the scope of the annual audit, to discuss the audited financial statements. The Audit Committee met 2 times during fiscal 2001. The Audit Committee does not have a "financial expert" due to the lack of capital needed to attract a qualified expert.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Celerity Systems' equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of Celerity Systems. Officers, directors, and persons who beneficially own more than ten percent of a registered class of Celerity Systems' equities are required by the regulations of the Commission to furnish
Celerity Systems with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2003, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them:

CODE OF ETHICS

     On March 16, 2004 the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-K.


ITEM 10.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2002, 2001 and 2000 paid to Kenneth D. Van Meter, our former Chairman of the Board, President, and Chief Executive Officer ("Named Executive Officer"). No other executive officer received compensation ------------------------- exceeding $100,000 during the fiscal year ended December 31, 2002. Mr. Legnosky became our Chief Executive Officer on October 30, 2002. Mr. Van Meter's employment terminated September 2002.

                                             SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                   ---------------------------------   --------------------------------------------
                                                                         AWARDS
                                                                       ----------
                                                                       RESTRICTED     SECURITIES
                                                                         STOCK        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR        SALARY        BONUS     AWARD(S)        OPTIONS        COMPENSATION
----------------------------------  ----     ------------     -----    ----------     ----------       -------------
Robert B. Legnosky,                 2003       $63,333           --          --               --                --
  Chairman of the Board,            2002       $4,000
  Chief Executive Officer and
  President

                                                         19

Kenneth D. Van Meter                2002      $236,250(1)
  Former Chairman of the Board,     2001      $254,286(2)                                                 $5,438(3)
  Chief Executive Officer and
  President
-------------------------
(1)  Includes $157,500 voluntarily deferred in 2002.
(2)  Includes $68,906 voluntarily in 2001.
(3)

     The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2003 by the Named Executive Officer.

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                         FISCAL YEAR END OPTION VALUES

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                        NUMBER OF                         OPTIONS AT                IN-THE-MONEY OPTIONS AT
                         SHARES                       DECEMBER 31, 2002              DECEMBER 31, 2002(1)
                       ACQUIRED ON     VALUE      ----------------------------    ----------------------------
NAME                    EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------     -----------    --------    -----------    -------------    -----------    -------------
None                        --           --            --             --              -0-             -0-
----------------



EMPLOYMENT AGREEMENT

     Celerity Systems does not currently have any employment contracts with its sole officer. Until September 24, 2002, Celerity had an employment agreement with its former President and Chief Executive Officer, Mr. Kenneth D. Van Meter. This agreement terminated upon Mr. Van Meter's resignation.

COMPENSATION OF DIRECTORS

     Effective as of April 1, 2003 our non-employee directors received $2,500 per calendar quarter and a one-time issuance of 500,000 restricted share of the Company.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

     The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

                                                                       NUMBER OF
                                                                      SECURITIES
                                                                      REMAINING
                                    NUMBER                           AVAILABLE FOR
                                OF SECURITIES                      FUTURE ISSUANCE
                                TO BE ISSUED    WEIGHTED-AVERAGE    UNDER EQUITY
                                UPON EXERCISE    EXERCISE PRICE   COMPENSATION PLANS
                                OF OUTSTANDING   OF OUTSTANDING      (EXCLUDING
                                   OPTIONS,         OPTIONS,         SECURITIES
                                 WARRANTS AND     WARRANTS AND       REFLECTED
                                   RIGHTS           RIGHTS          IN COLUMN (a))
                                ---------------  ---------------  --------------------
                                    (a)               (b)                (c)
----------------------------    ---------------  ---------------  --------------------

Equity compensation plans
approved by security holders                --              --                     --

Equity compensation plans
not approved by security
holders                                     --              --                     --
                                ---------------  ---------------  --------------------
TOTAL                                       --              --                     --


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS

     The following table sets forth, information with respect of the beneficial ownership as of March 15, 2004, for any person who is known to Celerity to be the beneficial owner of more than five percent (5%) of Celerity's common stock.


                                                     SHARES
                                                   BENEFICIALLY       PERCENT
NAME AND ADDRESS               TITLE OF CLASS         OWNED         OF CLASS (1)
----------------------------   -----------------  -------------     ------------

Cornell Capital Partners, LP   Common Stock       2,000,000,000        47.3%
101 Hudson St
Jersey City, NJ 07302


(1) Applicable percentage of ownership is based on 4,703,473,409 shares of common stock outstanding as of March 15, 2004, together with securities convertible or exercisable into shares of common stock within 60 days for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


DIRECTORS AND EXECUTIVE OFFICERS

     The following table shows the amount of capital stock of Celerity beneficially owned by Celerity's directors, the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as of March 15, 2004. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of March 15, 2004, Celerity had 4,703,473,409 shares of common stock outstanding.

                                                     SHARES
                                                   BENEFICIALLY      PERCENT
NAME AND ADDRESS                 TITLE OF CLASS       OWNED        OF CLASS (1)
-------------------------------  --------------    ------------    ------------

Dr. Michael Kesselbrenner        Common Stock       7,570,978         0.16%
122 Perimeter Park Drive
Knoxville, Tennessee 37922

                                                     SHARES
                                                   BENEFICIALLY      PERCENT
NAME AND ADDRESS                 TITLE OF CLASS       OWNED        OF CLASS (1)
-------------------------------  --------------    ------------    ------------

Robert B. Legnosky               Common Stock         360,000         0.00%

Jack McNamara                    Common Stock               0         0.00%

All Officers and Directors
as Group                         Common Stock       7,570,978         2.99%
-----------------------

(1) Applicable percentage of ownership is based on 4,703,473,409 shares of common stock outstanding as of March 15, 2004, together with securities convertible or exercisable into shares of common stock within 60 days for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2003 the Company has an outstanding note payable to a principal holder of equity securities of the Company in the amount of $105,000.

     At December 31, 2003, the Company has an outstanding demand note payable to a former member of the Company's Board of Directors in the amount of $10,000.

     In April 2000, Celerity received $195,000 from David Hultquist, who later became a member of Celerity's Board of Directors. The note was due in April 2002 and bears interest at 9%. On April, 2002, the Company defaulted on payments due of $125,000, plus accrued interest, aggregating to approximately $135,000. The Company agreed to a final settlement in 2003 that resulted in income from settlement of debt of $1,012.

     In September 2002, the Company issued a 10% convertible debenture of $1,500,000 to a related party in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional proceeds, net of approximately $34,000 of offering costs, of approximately $306,000. This debenture is secured by all of the Company's assets. This debenture has a term of five years and is convertible into the Company's common stock, at the option of the holder, at a price equal to 87.5% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion, or $0.06 per share. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $540,550 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense. During 2002 the related party sold $500,000 of this debenture, of which $350,000 remains outstanding at December 31, 2003. During 2003 the related party sold $145,000 of this debenture, of which $115,000 remains outstanding at December 31, 2003. At December 31, 2003, $285,000 of the debentures had converted to shares of common stock, $45,000 had been redeemed and $1,170,000 remained outstanding, of which $705,000 is to a related party.

     On April 24, 2002, Celerity entered into a purchase order financing arrangement with Kidston Communications. Pursuant to this arrangement, Kidston Communications will purchase products and materials from Celerity in sufficient quantities to fill open purchase orders received by Celerity. Upon such purchase, title to the products and materials needed to fill the open purchase orders vests in Kidston Communications and are segregated from Celerity's products and materials. Celerity is then responsible for production of the final products to be shipped to the customers. The purchase price for these products and materials is the amount of the open purchase orders, less a 15% discount. If the order is filled after 10 months, then an interest charge of 1.5% per month will apply. This discount is being accounted for as an interest expense on Celerity's financial statements and amounts to approximately $114,723 as of December 31, 2003. As of December 31, 2002 Kidston Communications has financed open purchase orders having a value of $764,823.

     In July 2002, Ken Van Meter, the former President and CEO of Celerity loaned Celerity $950. The amount is to cover short-term operating expenses and was settled during 2003.

     In September 2002, Ed Kidston, a former director and shareholder of Celerity loaned Celerity $33,000. The amount is to cover short-term operating expenses and is due upon demand.

     At December 31, 2002, Celerity owed Ken Van Meter, the former President and Chief Executive Officer of Celerity $226,406 in unpaid payroll. This amount was settled in 2003.

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

     On March 5, 2001, the Company entered into a National Distributor Agreement for the education market with Kidston Communications, a company controlled by Edward Kidston a director of the Company until October 30, 2002. Pursuant to the terms of this Agreement, Kidston Communications is the exclusive national distributor in the education market in the United States. The term of the Agreement is through December 31, 2003 and will automatically renew for additional three-year terms unless one party notifies the other of its intent not to renew at least 30 days prior to the end of the then current term. The Agreement provides that Kidston Communications may purchase products from our Company at a five percent discount to list price, provided that the price is not higher than the price paid by other customers for like quantities of similar products and will similar terms and conditions. The Company had sales of $247,945 and $626,957 to Kidston Communications in 2003 and 2002, respectively, which represented 100% and 96% of total sales, respectively.

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

     (b)  REPORTS ON FORM 8-K.

          None.

     (c)  THE  FOLLOWING  EXHIBITS  ARE  FILED  AS  PART  OF  THIS  REGISTRATION
          STATEMENT:

EXHIBIT NO.    DESCRIPTION                                         LOCATION
-----------    --------------------------------------------------  ---------------------------------------------------
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

3.3            Certificate of Designation of Series C Preferred    Incorporated by reference to the Registration
               Stock                                               Statement on Form SB-2 filed with the SEC on
                                                                   October 18, 2001

EXHIBIT NO.    DESCRIPTION                                         LOCATION
-----------    --------------------------------------------------  ---------------------------------------------------
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

EXHIBIT NO.    DESCRIPTION                                         LOCATION
-----------    --------------------------------------------------  ---------------------------------------------------
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

EXHIBIT NO.    DESCRIPTION                                         LOCATION
-----------    --------------------------------------------------  ---------------------------------------------------
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

EXHIBIT NO.    DESCRIPTION                                         LOCATION
-----------    --------------------------------------------------  ---------------------------------------------------

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

EXHIBIT NO.    DESCRIPTION                                         LOCATION
-----------    --------------------------------------------------  ---------------------------------------------------
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

EXHIBIT NO.    DESCRIPTION                                         LOCATION
-----------    --------------------------------------------------  ---------------------------------------------------
10.45          Termination Agreement                               Incorporated by reference to Exhibit 10.45 to
                                                                   the Form 10-KSB for the year ended December 31,
                                                                   2001 filed with the SEC on March 27, 2002

10.46          Letter Agreement dated as of April 26, 2002         Incorporated by reference to Exhibit 10.46 to
               regarding the Purchase Order Financing              form SB-2 filed with the SEC on September 28,
                                                                   2002

10.47          Letter Agreement dated September 12, 2002 between   Incorporated by reference to Exhibit 10.47 to
               Cornell Capital Partners and Celerity Systems,      form SB-2 filed with the SEC on September 28,
               Inc.                                                2002

14.1           Code of Ethics                                      Provided herein.

31.1           Certification re: Section 302                       Provided herewith

32.1           Certification re: Section 906                       Provided herewith


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Marcum &  Kliegman  audited  our  financial  statements  for the year ended
December 31, 2003 and HJ & Associates audited our financial statements for the year ended December 31, 2002.

     AUDIT FEES. During the year ended December 31, 2003 Marcum & Kliegman billed us an aggregate of $52,500 for professional services rendered for:

     o Audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003;

     o Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2003.

     During the year ended December 31, 2002 HJ & Associates billed us an aggregate of $52,500 for professional services rendered for:

     o Audit of our annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002;

     o Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2002

     AUDIT-RELATED FEES. During the years ended December 31, 2003 and 2002 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

     TAX FEES. During the years ended December 31, 2003 and 2002 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

     ALL OTHER FEES. During the years ended December 31, 2003 and 2002 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

     All services provided by Marcum & Kliegman have been pre-approved by the Audit Committee before Marcum & Kliegman began to perform those services.

     No services provided by Marcum & Kliegman were pre-approved by the Audit Committee pursuant to paragraph (c)(7)(ii)C of Rule 2-01 of Regulation S-X.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERITY SYSTEMS, INC.

/s/ Robert B. Legnosky
-----------------------------
Robert B. Legnosky                 President, Chief Executive Officer       April 14, 2004
                                   and Chairman of the Board


     In accordance  with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                    DATE
-----------------------------      -------------------------------------    ---------------

/s/ Robert B. Legnosky             President, Chief Executive Officer       April 14, 2004
-----------------------------      and Chairman of the Board
Robert B. Legnosky                 (Principal Executive Officer)
                                   (Principal Financial Officer)


/s/ Michael Kesselbrenner          Director                                 April 14, 2004
-----------------------------
Michael Kesselbrenner


/s/ John McNamara, Jr.             Director                                 April 14, 2004
-----------------------------
John McNamara, Jr.

                             CELERITY SYSTEMS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Auditors' Reports                                                          F-1,2

Balance Sheets as of December 31, 2003 and 2002                              F-3

Statements of Operations for the Years Ended December 31, 2003
and 2002 and 2001                                                            F-4

Statements of Cash Flows for the Years Ended December 31, 2003
and 2002 and 2001                                                            F-5

Statement of Changes in Stockholders' Equity (Deficit) for the
years Ended December 31, 2003 and 2002 and                                 F-6,7
2001

Notes to Financial Statements                                                F-8

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Celerity Systems, Inc.

     We have audited the accompanying consolidated balance sheet of Celerity Systems, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the period January 1, 2003 to June 2, 2003 and the period June 3, 2003 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celerity Systems, Inc. at December 31, 2003 and the consolidated results of their operations and their cash flows for the period January 1, 2003 to June 2, 2003 and the period June 3, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, accounting principles used in the preparation of the consolidated financial statements beginning June 3, 2003 (upon conversion to a business development company under the Investment Company Act of 1940, as amended) are different than those of prior periods and therefore are not directly comparable.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has had recurring losses since inception of approximately $43,117,000 and continues to suffer cash flow and working capital shortages. As of December 31, 2003, the Company had negative net working capital of approximately $1,374,000. These factors taken together with the absence of significant sales and financial commitments raise substantial doubt about the Company's ability to continue as a going concern.



/s/ Marcum & Kliegman LLP
----------------------------
New York, New York
March 5, 2004

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




HJ & Associates, LLC
Salt Lake City, Utah
April 3, 2003

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                                                                              December 31,
                                                                ------------------------------------------
 Assets                                                                 2003                  2002
                                                                ---------------------   ------------------
   Cash                                                                 $ 56,156              $ 5,012
   Inventories, net                                                            -            1,310,143
   Other current assets                                                    6,764                    -
                                                                ---------------------   ------------------
         Total current assets                                             62,920            1,315,155
                                                                ---------------------   ------------------

 Fixed assets, net                                                        38,317              175,964
 Investment in Yorkville Advisors Management, LLC,
    at cost which approximates fair value                              5,240,000                    -
 Investment in and advances to Celerity Systems-NV,
    at fair value                                                              -                    -
 Debt offering costs, net                                                165,903              617,274
 Other                                                                         -               20,900
                                                                ---------------------   ------------------

      Total assets                                                   $ 5,507,140           $2,129,293
                                                                =====================   ==================

 Liabilities and Stockholders' Equity

 Accounts payable                                                      $ 463,552           $2,099,204
 Judgments and defaults payable (including $213,400
    and $0 to a related party)                                           570,781              140,000
 Accrued wages and related taxes                                               -              327,041
 Accrued interest ( including $126,416 and $35,179
    to a related party)                                                  270,746            1,018,867
 Notes payable - related party                                           115,000              238,950
 Deferred revenue                                                              -              154,227
 Other current liabilities                                                16,867               64,472
                                                                ---------------------   ------------------

      Total current liabilities                                        1,436,946            4,042,761

 Convertible debentures - related party, net                             570,727                    -
 Convertible debentures, net                                           1,518,758            2,977,520
                                                                ---------------------   ------------------
                                                                       2,089,485            2,977,520
                                                                ---------------------   ------------------

      Total liabilities                                                3,526,431            7,020,281
                                                                ---------------------   ------------------

 Commitments and contingencies                                                 -                    -

 Series B convertible preferred stock, $.01 par value;
    authorized 100 shares; 32.25 shares issued and
    outstanding at December 31, 2002                                           -              322,500

 Series E convertible preferred stock, $.01 par value;
    authorized 100 shares; 4 shares issued and outstanding
    at December 31, 2002                                                       -               40,000

 Stockholders' Equity (Deficit)
 Common stock, $.001 par value, 5,000,000,000 and 250,000
    shares authorized, 4,553,473,409 and 246,325,579 issued
    and outstanding in 2003 and 2002, respectively                     4,553,473              246,325
 Additional paid-in capital                                           40,544,690           36,058,793
 Net unrealized depreciation on investments                             (842,121)                   -
 Accumulated deficit                                                 (42,275,333)         (41,558,606)
                                                                ---------------------   ------------------
      Total stockholders' equity (deficit)                             1,980,709           (5,253,488)
                                                                ---------------------   ------------------

      Total liabilities and stockholders' equity (deficit)           $ 5,507,140           $2,129,293
                                                                =====================   ==================

 The accompanying notes are an integral part of these consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

                                         As a Business
                                          Development
                                           Company             Prior to becoming a Business Development Company
                                       -------------------   ----------------------------------------------------
                                           Period June 3
                                              2003                                     Year Ended          Year Ended
                                         to December 31,       Period January 1,      December 31,         December 31,
                                              2003           2003 to June 2, 2003        2002                 2001
                                       --------------------  -------------------   -----------------    -----------------
Unrealized loss on investments           $     (842,121)     $           -          $            -       $            -
Dividend income                                  65,000                  -                       -                    -
                                       --------------------  -------------------   -----------------    -----------------
                                               (777,121)                 -                       -                    -
Sales                                                 -                  -                 649,815              403,997
Cost of sales                                         -                  -                 601,193              548,765
                                       --------------------  -------------------   -----------------    -----------------
                                                      -                  -                  48,622             (144,768)
Inventory write-downs and adjustments                 -                  -                 369,546              614,364
                                       --------------------  -------------------   -----------------    -----------------
    Gross loss                                 (777,121)                 -                (320,924)            (759,132)
  General and administrative expenses           351,001            300,266               2,045,738            5,667,077
                                       --------------------  -------------------   -----------------    -----------------
    Operating loss                           (1,128,122)          (300,266)             (2,366,662)          (6,426,209)
Other income (expense)
  Amortization of debt offering costs          (372,808)           (95,063)               (568,263)            (198,633)
  Beneficial conversion feature -
    convertible debentures                     (709,720)          (196,080)             (1,018,759)            (575,224)
  Interest expense                             (265,467)          (202,402)               (691,782)            (906,178)
  Settlement of debt                          1,534,985            176,095                  49,132               71,864
  Income on equity warrant liability                  -                  -                 134,374            1,893,852
  Loss on treasury stock                              -                  -                       -             (227,500)
  Other income                                        -                  -                   6,254               37,854
                                       --------------------  -------------------   -----------------    -----------------
Total other income (expense)                    186,990           (317,450)             (2,089,044)              96,035
                                       --------------------  -------------------   -----------------    -----------------
  Loss before cumulative effect of
    change in accounting principle             (941,132)          (617,716)             (4,455,706)          (6,330,174)
Cumulative effect of change in
  accounting principle                                -                  -                     -             2,598,813
                                       --------------------  -------------------   -----------------    -----------------
    Net loss                                   (941,132)          (617,716)             (4,455,706)          (3,731,361)
  Beneficial conversion feature -
    preferred stock                                   -                  -                 154,000            1,060,000
                                       --------------------  -------------------   -----------------    -----------------
    Net loss attributable to common
      stockholders                       $    (941,132)      $    (617,716)         $   (4,609,706)      $   (4,791,361)
                                       ====================  ===================   =================    =================

Loss per common share, basic and
  diluted
  Loss before cumulative effect of
    change in accounting principle       $            -      $           -          $        (0.08)      $        (1.99)
  Cumulative effect of change in
    accounting principle                              -                  -                       -                 0.82
                                       --------------------  -------------------   -----------------    -----------------
  Net loss per common share, basic
    and diluted                                       -                  -                   (0.08)               (1.17)
  Beneficial conversion feature -
    preferred stock                                   -                  -                       -                (0.33)
                                       --------------------  -------------------   -----------------    -----------------
Net loss per common share
  attributable to common stockholders    $            -      $           -          $        (0.08)      $        (1.50)
                                       ====================  ===================   =================    =================

    Weighted average shares
      outstanding - basic and diluted     1,046,447,945        283,614,763              57,076,981            3,181,652
                                       ====================  ===================   =================    =================

The accompanying notes are an integral part of these consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

                                                         As a Business
                                                          Development
                                                            Company         Prior to becoming a Business Development Company
                                                         ---------------    -------------------------------------------------
                                                             Period
                                                           June 3, 2003         Period        Year Ended         Year Ended
                                                           to December,     January 1, 2003    December 31,      December 31,
                                                               2003         to June 2, 2003       2002              2001
                                                         ---------------    -------------    --------------    --------------
Cash flows from operating activities:
  Net loss                                               $     (941,132)    $   (617,716)    $  (4,455,706)    $  (3,731,361)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Settlement of debt                                     (1,534,985)        (176,095)          (49,132)          (71,864)
      Unealized loss on investment                              842,121
      Termination of financing agreement                              -                -                 -           408,000
      Equity placement fee related to terminated
        equity credit line                                            -                -                 -         1,363,975
      Equity warrant liability                                                                    (134,374)       (1,893,852)
      Change in accounting principle                                  -                -                 -        (2,598,813)
      Issuance of warrants                                            -                -                 -           399,304
      Loss of treasury stock                                          -                -                 -           227,500
      Depreciation and amortization                                   -           17,289            86,227            92,811
      Interest expense related to notes payable                       -                -                 -            66,506
      Expense related to consulting fees,
        payroll and directors' fees                                   -                -                 -           145,526
      Inventory write-downs and adjustments                           -                -           369,546           237,250
      Beneficial conversion - convertible notes                 709,720          196,080         1,018,759           575,224
      Amortization of debt offering costs                       372,808           95,063           568,263           198,633
      Gain on settlement of capital lease obligation                                                                 (97,500)
      Loss on abandonment of fixed assets                             -           46,561                 -           365,383
      Shares of common stock issued as payment
        for consulting fees, payroll and
        directors' fees                                          67,143            8,479           124,058                 -
      Changes in operating assets and
        liabilities:
        Accounts receivable                                           -                -             4,282            (4,282)
        Inventories                                                   -          (34,322)          627,872        (1,949,563)
        Other assets                                             (6,764)               -                 -                 -
        Accounts payable                                       (325,708)         (50,734)           33,481         1,456,378
        Accrued wages                                          (136,858)               -           250,019                 -
        Accrued interest                                        215,486          212,222           237,895           617,496
        Other current liabilities                               (21,137)          (8,163)           67,728           119,405
                                                         ---------------    -------------    --------------    --------------
          Net cash used in operating activitities           (759,306)           (311,336)       (1,251,082)       (4,073,844)

Cash flows from investing activities:
  Purchase of fixed assets                                      (38,317)               -            (2,494)         (574,083)
  Advances to Celerity Systems-NV                              (297,356)
  Acquisition of minority interest in Yorkville
    Advisors' Management, LLC                                (5,240,000)               -                 -                 -
                                                         ---------------    -------------    --------------    --------------
          Net cash used in investing activitities            (5,575,673)               -            (2,494)         (574,083)

Cash flows from financing activities:
  Proceeds from notes payable - related party                    15,000           25,000           113,950            54,000
  Payments on  notes payable - related party                   (163,950)               -                 -           (54,000)
  Proceeds from convertible debentures                        1,380,000          299,000         1,140,000         5,686,000
  Principal payments on debt                                     (7,591)               -          (305,000)         (592,500)
  Proceeds from issuance of common stock                      5,166,500                -            93,000            30,000
  Proceeds from preferred stock offering, net of
    offering costs                                                    -                -           154,000           919,654
  Debt offering costs                                                 -          (16,500)         (109,350)       (1,233,605)
                                                         ---------------    -------------    --------------    --------------
           Net cash provided by financing activitities        6,389,959          307,500         1,086,600         4,809,549

Net increase (decrease) in cash                                  54,980           (3,836)         (166,976)          161,622
Cash, beginning of period                                         1,176            5,012           171,988            10,366
                                                         ---------------    -------------    --------------    --------------

Cash, end of period                                      $       56,156     $      1,176     $       5,012     $     171,988
                                                         ===============    =============    ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' (Deficit) Equity For the years ended December 31, 2003 and 2002 and 2001

                                                        Common Stock               Additional
                                               --------------------------------     Paid-In         Treasury
                                                 Shares             Amount          Capital          Stock
                                               --------------    --------------   --------------   -----------
 Balance, December 31, 2000                        1,231,971     $       1,232    $  30,430,956    $ (227,500)

 Issuance of common stock                             50,000                50           29,950
  Issuance of convertible debentures with
    beneficial conversion feature                                                     2,151,794
  Issuance of convertible preferred stock
    with beneficial conversion feature                                                  969,654
 Issuance of common stock as payment of
   certain consulting and directors' fees,
   payroll and accounts payable                      184,144               184          553,344
 Conversion of convertible debentures to
   shares of common stock                          3,155,638             3,156        1,683,193
 Conversion of convertible preferred stock
   to shares of common stock                         318,010               318          190,593
 Amortization of beneficial conversion
   feature and accretion of redeemable
   convertible preferred stock                                                           27,446
 Change in accounting principle                                                      (2,863,760)
 Loss on treasury stock                                                                               227,500
 Net loss
                                               --------------    --------------   --------------   -----------
 Balance, December 31, 2001                        4,939,763             4,940       33,173,170             -

 Issuance of common stock                          9,300,000             9,300           83,700
  Issuance of convertible debentures with
    beneficial conversion feature                                                       452,252
  Issuance of convertible preferred stock
    with beneficial conversion feature                                                  154,000
 Issuance of common stock as payment of
   certain consulting and directors' fees,
   payroll and accounts payable                    3,810,388             3,810          120,248
 Conversion of convertible debentures to
   shares of common stock                        223,675,428           223,675        1,278,523
 Conversion of convertible preferred stock
   to shares of common stock                       4,600,000             4,600          796,900
 Amortization of beneficial conversion
   feature and accretion of redeemable
   convertible preferred stock
 Close out of equity warranty liability
   account                                                                               29,629
 Reestablish equity warranty liability
   account                                                                              (29,629)
 Net loss
                                               --------------    --------------   --------------   -----------
 Balance, December 31, 2002                      246,325,579           246,325       36,058,793            -

  Issuance of convertible debentures with
    beneficial conversion feature                                                       198,200
 Issuance of common stock as payment of
   certain consulting  fees, payroll and
   accounts payable                                4,555,617             4,556            3,924
 Conversion of convertible debentures to
   shares of common stock                        228,023,673           228,024           67,976
 Conversion of convertible preferred stock
   to shares of common stock                       2,645,000             2,645          359,855
 Net loss
                                               --------------    --------------   --------------   -----------
 Balance, June 2, 2003                           481,549,869           481,550       36,688,748             -

 Issuance of common stock for cash             3,149,833,333         3,149,833        2,016,667
  Issuance of convertible debentures with
    beneficial conversion feature                                                       181,290
 Issuance of common stock as payment of
   certain consulting  fees, payroll and
   accounts payable                               66,830,000            66,830              313
 Conversion of convertible debentures to
   shares of common stock                        855,260,207           855,260        1,657,672
 Net loss
                                               --------------    --------------   --------------   -----------
 Balance, December 31, 2003                    4,553,473,409     $   4,553,473    $  40,544,690    $        -
                                               ==============    ==============   ==============   ===========


 The accompanying notes are an integral part of these consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' (Deficit) Equity For the years ended December 31, 2003 and 2002 and 2001

                                               Net Unrealized                           Total
                                                Depreciation      Accumulated        Stockholders'
                                               on Investments       Deficit        (Deficit) Equity
                                               ---------------   --------------   ------------------
 Balance, December 31, 2000                    $        -        $ (32,157,539)     $ (1,952,851)
 Issuance of common stock
  Issuance of convertible debentures with                                                 30,000
    beneficial conversion feature
  Issuance of convertible preferred stock                                              2,151,794
    with beneficial conversion feature
 Issuance of common stock as payment of                                                  969,654
   certain consulting and directors' fees,
   payroll and accounts payable
 Conversion of convertible debentures to                                                 553,528
   shares of common stock
 Conversion of convertible preferred stock                                             1,686,349
   to shares of common stock
 Amortization of beneficial conversion                                                   190,911
   feature and accretion of redeemable
   convertible preferred stock                                      (1,060,000)       (1,032,554)
 Change in accounting principle                                                       (2,863,760)
 Loss on treasury stock                                   -                              227,500
 Net loss                                                           (3,731,361)       (3,731,361)
                                               ---------------   --------------    ----------------
 Balance, December 31, 2001                               -        (36,948,900)       (3,770,790)

 Issuance of common stock                                                                 93,000
  Issuance of convertible debentures with
    beneficial conversion feature                                                        452,252
  Issuance of convertible preferred stock
    with beneficial conversion feature                                                   154,000
 Issuance of common stock as payment of
   certain consulting and directors' fees,
   payroll and accounts payable                                                          124,058
 Conversion of convertible debentures to
   shares of common stock                                                              1,502,198
 Conversion of convertible preferred stock
   to shares of common stock                                                             801,500
 Amortization of beneficial conversion
   feature and accretion of redeemable
   convertible preferred stock                                        (154,000)         (154,000)
 Close out of equity warranty liability
   account                                                                                29,629
 Reestablish equity warranty liability
   account                                                                               (29,629)
 Net loss                                                           (4,455,706)       (4,455,706)
                                               ---------------   --------------    ----------------
 Balance, December 31, 2002                               -        (41,558,606)       (5,253,488)

  Issuance of convertible debentures with
    beneficial conversion feature                                                        198,200
 Issuance of common stock as payment of
   certain consulting  fees, payroll and
   accounts payable                                                                        8,480
 Conversion of convertible debentures to
   shares of common stock                                                                296,000
 Conversion of convertible preferred stock
   to shares of common stock                                                             362,500
 Net loss                                                             (617,716)         (617,716)
                                               ---------------   --------------    ----------------
 Balance, June 2, 2003                                    -        (42,176,322)       (5,006,024)

 Issuance of common stock for cash                                                     5,166,500
  Issuance of convertible debentures with
    beneficial conversion feature                                                        181,290
 Issuance of common stock as payment of
   certain consulting  fees, payroll and
   accounts payable                                                                       67,143
 Conversion of convertible debentures to
   shares of common stock                                                              2,512,932
 Net loss                                          (842,121)           (99,011)         (941,132)
                                               ---------------   --------------    ----------------
 Balance, December 31, 2003                      $ (842,121)     $ (42,275,333)     $  1,980,709
                                               ===============   ==============    ================


 The accompanying notes are an integral part of these consolidated financial statements

                             CELERITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF BUSINESS

     Celerity Systems, Inc. (the "Company"), a Delaware corporation, is a closed-end management investment company that was initially formed to design, develop, integrate, install, operate and support interactive video services hardware and software ("interactive video") systems. On June 2, 2003, the Company elected to become a Business Development Company ("BDC") that is regulated under the Investment Company Act of 1940, as amended. A BDC is an investment company designed to assist eligible portfolio companies with capital formation which are required to offer, and many times do render, substantial and continuing management advice. As contemplated by this transaction, the Company materially changed its business plan to primarily seek investments in developing companies that offer attractive investment opportunities. This new focus is not limited to any particular industry.

     On May 20, 2003, the Company formed a subsidiary, Celerity Systems, Inc. (a Nevada corporation), ("Celerity NV"). The assets and liabilities related to the existing interactive video business were transferred to Celerity NV for 100% of the common stock. As this subsidiary is not an investment company, after June 2, 2003 it is not consolidated with the parent company. The Company's investment in Celerity NV is recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively.

     Since its designation as a BDC the Company has made an investment in Yorkville Advisors Management, LLC (Note 7).

     In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

2.   CONVERSION TO BUSINESS DEVELOPMENT COMPANY

     The results of operations for 2003 are divided into two periods. The five-month period, representing the period January 1, 2003 through June 2, 2003, reflects the Company's results prior to operating as a BDC. The seven-month period ended December 31, 2003, reflects the Company's results as a BDC. Accounting principles used in the preparation of the financial statements beginning June 2, 2003 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements include the accounts of Celerity Systems, Inc. (a Delaware corporation) and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

     Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Risk- The Company's bank account is insured by the Federal Deposit Insurance Corporation up to $100,000. The amounts held for the Company occasionally exceed such amount. However, the Company believes it is not exposed to any significant credit risks. Additionally, approximately 95% of the Company's assets are in the Investment in Yorkville Advisors Management, LLC.

     Fair Value of Financial Instruments - The carrying amount of items included in working capital approximates fair value because of the short maturity of those instruments. The carrying value of the Company's debt approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.

     Fixed Assets - Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in income. The Company periodically evaluates the carrying value by considering the future cash flows generated by the assets. Management believes that the carrying value reflected in the consolidated financial statements is fairly stated based on this criteria.

     Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date the remaining unamortized cost is expensed.

                                                   2003              2002
                                                   ----              ----
            January 1,                           $617,274        $1,076,187
            New debt offering costs                16,500          109,350
            Amortization                         (467,871)         (568,263)
                                                 ---------       -----------
            December 31,                         $165,903          $617,274
                                                 =========       ===========

     Investment Valuation - Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management's estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

     Revenue Recognition - The Company records revenues upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. The Company records sales for services upon the completion of training and ratably over the life of any maintenance or support agreement. The Company's general sales terms require a deposit with the order and balance upon delivery, except for educational sales that are handled on a net 30 basis.

     Income Taxes - The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance related to the deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

     Change in Accounting Principles - Effective June 30, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorized but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, be reclassified from equity to a liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of June 30, 2001, would be calculated as of June 30, 2001, and presented on that date as a cumulative effect of a change in accounting principle. At June 30, 2001, $2,863,760 was reclassified from equity to a liability and the Company recorded a mark-to-market adjustment of $2,598,813 as the cumulative effect of a change in accounting principle. For the year ended December 31, 2003, a total mark-to-market adjustment of $ -0- , compared to

     $134,374 in 2002, was recorded as income on equity warrant liability for those contracts that existed as of December 31, 2001.

     In 2002, the Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle resulted in the re-establishment of $163,605 in accounts payable written off during 2002.

     Stock Based Compensation - In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock based compensation as permitted in SFAS 123.

     The Company had no stock options granted in 2003. Further, the Company recorded no compensation expense related to options granted in 2002 as the exercise price of the options was equal to the fair market value of the Company's common stock at grant dates. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the Plan issued in 2002 consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                         2003          2002             2001
Net loss                                           $ (1,558,848)  $ (4,455,706)   $ (3,731,361)
Less: stock-based compensation expense
Determined under fair value method                           --        (55,830)       (279,145)
                                                   --------------------------------------------
Net loss per share                                 $ (1,558,848)  $ (4,511,536)   $ (4,010,506)

Net value per share
                 Basic and Diluted - as reported   $      (0.00)  $      (0.08)   $      (1.17)
                 Basic and Diluted - pro forma     $      (0.00)  $      (0.08)   $      (1.26)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002; risk-free interest rate of 1.86%, volatility between 237% and 330% and expected lives from three to ten years.

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

     Recent Accounting Pronouncements - The Company adopted FASB 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", on July 1, 2003. FASB 149 clarifies and amends FASB 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends FASB 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The implementation of FIN No. 45 did not have a material impact on the Company's consolidated financial statements.

     In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The implementation of SFAS No.150 did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB issued Interpretation No. 46 (revised) "Consolidation of Variable Interest Entities" (FIN46R), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". Variable interest entities, some of which were formerly referred to as special purpose entities, are generally entities for which their other equity investors (1) do not provide significant financial resources for the entity to sustain its activities, (2) do not have voting rights or (3) have voting rights that are disproportionately high compared with their economic interests. Under FIN46R, variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. FIN46R also requires certain disclosures if a significant variable interest is held but not required to be consolidated. The effective date of revised Interpretation No. 46 varies but is effective for the Company commending March 31, 2004. The Company does not expect this standard to have a material impact on its consolidated financial condition or results of operations.

     Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 established a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2003, the Company believes that there has been no impairment of its long lived assets.

     Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. Expenses incurred were $4,640 and $0 and $0 for the years ended December 31, 2003, 2002 and 2001.

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

     Reclassification - Certain prior year balances have been reclassified to conform with the December 31, 2003 presentation.

     On December 12, 2003, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company, may at its discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $10 million. The amount of each advance is subject to an aggregate maximum advance amount of $450,000 in any thirty-day period, provided that each advance may not exceed $150,000. Cornell Capital Partners will purchase shares of our common stock for a 1% discount to the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, Cornell Capital
     Partners will retain 4% of each advance under the Standby Equity Distribution agreement and receive a one-time commitment fee of $490,000, payable by the issuance of a convertible debenture. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price.

4.   GOING CONCERN

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses since inception of approximately $43,117,000, and continues to suffer cash flow and working capital shortages. As of December 31, 2003, the Company had a working capital deficiency of approximately $1,374,000. These factors, taken together with the absence of significant sales and financial commitments, raises substantial doubt about the Company's ability to continue as a going concern.

     As discussed in Note 1, on June 3, 2003, the Company elected to become a business development company. As contemplated by this transaction, the company materially changed its business plan to primarily seek investments in developing companies that offer attractive investment opportunities. This new focus is not limited to any particular industry.

     On June 3,  2003,  the  Company  filed  with the  Securities  and  Exchange
     Commission to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC, the Company may sell shares of its freely trading common stock in amounts up to $5,000,000 in a twelve-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 30, 2003 and December 31, 2003 the Company sold 1,149,833,333 shares resulting in net proceeds of $1,166,500.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.   ACCOUNTS RECEIVABLE, NET

     The Company utilitzes the reserve method to account for bad debts based upon a periodic review of the accounts.

6.   FIXED ASSETS, NET

     Cost and related accumulated depreciation of the fixed assets as of December 31, 2003 is as follows:

                                     2003              2002
                                     ----              -----
 Property and equipment            $38,317         $   475,308
 Accumulated depreciation               --            (299,344)
                                   -------         ------------
                                   $38,317         $   175,964
                                   =======         ============

     Depreciation expense in 2003 and 2002 and 2001 was $17,289 and $86,227and $56,789, respectively. In 2003, the Company recorded a loss on abandonment charge on the disposal of certain fixed assets of $46,561 in connection with certain abandoned projects. Additionally, the Company wrote off approximately $197,000 of retired and fully depreciated fixed assets. During 2001 equipment was purchased to be used in connection with multi-housing projects. The Company terminated those projects due to the high cost of purchasing the equipment and the relatively slow expected return on investment. The Company recorded a loss on abandonment of fixed assets of $365,383 in connection with these projects in 2001.

7.   INVESTMENT IN YORKVILLE ADVISORS' MANAGEMENT, LLC

     In June,  2003 the Company's Board of Directors voted to become a BDC under
     Section 54 of the Investment Company act of 1940. On December 1, 2003 the Company purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. These shares which were issued subsequent to December 31, 2003 and have been reflected as outstanding at such date. During the year ended December 31, 2003, the Company received $65,000 in dividend income from this investment, which has been recorded as Dividend Income in the consolidated statements of operations.

8.   INVESTMENT IN CELERITY SYSTEMS, INC. (A NEVADA CORPORATION)

     The following table represents Celerity NV's statement of operations.

     The following table represents Celerity NV's statement of operations for the year ended December 31, 2003.

        Sales                                             $  247,945
        Cost of Sales                                         86,949
                                                          ------------
                                                             160,996
        Inventory write-downs and adjustments              1,076,369
                                                          ------------
        Gross loss                                          (915,373)
        General and administrative expenses                  193,660
                                                          ------------
        Operating loss                                    (1,109,033)
        Other income (expense)
        Interest expense                                      (5,682)
        Settlement of debt                                   174,950
                                                          ------------
        Total other income (expense)                         169,268
                                                          ------------
      Net loss                                              (939,765)
                                                          ============


     The following table represents Celerity NV's balance sheet as of December 31, 2003.

        Accounts receivable, net                         $    49,319
        Inventories, net                                     299,200
                                                         -------------
          Total current assets                               348,519
        Fixed assets, net                                     67,933
        Other                                                  1,600
                                                         -------------
        Total assets                                     $  4 18,052
                                                         =============

        Accounts payable                                 $   834,216
        Other current liabilities                             23,601
                                                         -------------
        Total liabilities                                    857,817

        Stockholder Deficit
        Common stock                                             250
        Additional paid-in capital                           499,750
        Accumulated deficit                                 (939,765)
                                                          ------------
        Total stockholder deficit                         $ (439,765)
                                                          ------------
        Total liabilities and deficit                     $  418,052
                                                          ============


     Celerity NV develops and manufacturers, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. NV can also provide a comprehensive content package for education users with over 1,300 titles available. Due to a lack of funding NV has been targeting the education market, to the exclusion of other markets available to us.

     The education market, particularly the public schools segment, is a growing area. NV believes that its products and services are more effective than tradition VCR or analog media storage systems, and at a better cost.

     During the fourth quarter of 2003 an informal arrangement concerning a pending sale was terminated and the Company determined that a significant portion of the inventory was not salable. As a result during the fourth quarter of 2003 NV recorded a reserve adjustment of $1,068,870. The write down results from a lower of cost of market valuation on certain parts and finished goods. Without additional sales, there is a substantial risk that NV will not be able to continue operations.

     The Company charges NV for salaries and benefits and a portion of costs as a facility charge. Additionally the Company advances funds for any inventory purchases necessary to complete a sale. During 2003, the Company advanced $342,121 to NV. This amount plus the initial investment of $500,000 in net assets transferred to NV resulted in an unrealized depreciation on the investment in NV of $842,121 as reflected in the statement of operations of the Company as a BDC. Accordingly, the Fair Value of such investment has been recorded at zero as of December 31, 2003.

     On March 5, 2001, the Company entered into a National Distributor Agreement for the education market with Kidston Communications, a company controlled by Edward Kidston, a director of the Company until October 30, 2002. Pursuant to the terms of this Agreement, Kidston Communications is the exclusive national distributor in the education market in the United States. The term of the Agreement is through December 31, 2003 and will automatically renew for additional three year periods unless one party notifies the other of its intent not to renew at least 30 days prior to the end of the then current term. The Agreement provides that Kidston Communications may purchase products from our Company at a five percent discount to list price, provided that the price is not higher than the price paid by other customers for like quantities of similar products and with similar terms and conditions. The Company had sales of $247,945 to Kidston Communications in 2003 which represented 100% of total sales.





9.   JUDGMENTS  AND DEFAULTS  PAYABLE

     At December 31, 2003 amounts shown in this account reflect $95,972 in judgments recorded against the Company, $342,400 of liquidated damages accrued as a result of not filing an effective registration statement for certain convertible debentures and $132,409 of royalty notes payable for which the Company is in default.

10.  INCOME TAXES

     The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31 are as follows:

                                                   2003             2002
                                               ----------------------------
     Current:
         Inventory reserve                     $         --   $     84,000
         Other                                       51,000         55,000
                                               -------------  -------------
                                                     51,000        139,000
     Valuation allowance for net
       current deferred tax assets                  (51,000)      (139,000)
                                               -------------  -------------

         Total net current deferred tax asset  $         --             --
                                               =============  =============

     Noncurrent:
         Net operating loss and research
           credit carryforwards                $ 13,513,000   $ 14,010,000
         Property and equipment                      (5,000)        (5,000)
                                               -------------  -------------

     Valuation allowance for net noncurrent
       deferred tax assets                      (13,508,000)   (14,005,000)
                                               -------------  -------------

         Total net noncurrent deferred tax
           asset                               $         --   $         --
                                               =============  =============

     As a result of significant historical pretax losses, management can not conclude that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established against the total net deferred tax asset.

     The Company's income tax benefit differs from that obtained by using the federal statutory rate of 34% as a result of the following:

                                        2003          2002          2001
                                    ----------    ------------  ------------
Computed "expected" tax (benefit)   $(530,000)    $(1,165,000)  $(1,312,000)
State income tax (benefit), net of
  federal income tax benefit          (62,000)       (136,000)     (105,000)
Beneficial conversion feature
  expense                             359,000         875,000     1,344,000
Loss of benefit of deferred tax
  asset                               233,000         426,000        73,000
                                    ----------    ------------  -------------
                                    $      --     $        --   $        --
                                    ==========    ============  =============

     At December 31, 2003, the Company has approximately $35,436,000 of net operating loss carryforwards which in certain circumstances could become limited due to a change in control. These amounts are available to reduce the Company's future taxable income and expire in the years 2011 through 2023.

11.  NOTES PAYABLE, LONG TERM DEBT AND EQUITY LINE OF CREDIT

NOTES PAYABLE - RELATED PARTY

     In April 2000, the Company received $195,000 from an individual who later became a member of the Company's Board of Directors. The note was due in April 2002 and bears interest at 9%. In April 2002 the Company defaulted on payments due of $125,000 plus accrued interest, aggregating to approximately $135,000. The Company agreed to a final settlement in 2003 which resulted in income from settlement of debt of $1,012.

     At December 31, 2003 the Company has an outstanding note payable to a principal holder of equity securities of the Company in the amount of $105,000.

     At December 31, 2003, the Company has an outstanding demand note payable to a former member of the Company's Board of Directors in the amount of $10,000.

LONG TERM DEBT

     In October and November 1998, the Company placed $450,000 of 7% notes with a term of three years. Of the total notes placed, $300,000 were converted into common stock upon the closing of a private offering in the first half of 2000. On October 27, 2001, the Company defaulted on payments due of $150,000, plus accrued interest. At December 31, 2003, the note had an outstanding balance of $132,409. Written demand has been received from one of the two note holders and full settlement of $32,409 was made in January 2004. The Company is seeking to make arrangements with the remaining note holder.

     In 2002, the Company issued $800,000 aggregate principal amount of 4% convertible debentures resulting in net proceeds of approximately $726,000.The debentures have a term of five years and are convertible into the Company's common stock, at the option of the holder, at a price equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. At December 31, 2002, $400,000 of the debentures had converted to shares of common stock and $400,000 was exchanged into a 10% convertible debenture.

     In September 2002, the Company issued a 10% convertible debenture of $1,500,000 to a related party in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional proceeds, net of approximately $34,000 of offering costs, of approximately $306,000. This debenture is secured by all of the Company's assets. This debenture has a term of five years and is convertible into the Company's common stock, at the option of the holder, at a price equal to 87.5% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion, or $0.06 per share. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $540,550 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense. During 2002 the related party sold $500,000 of this debenture, of which $350,000 remains outstanding at December 31, 2003. During 2003 the related party sold $145,000 of this debenture, of which $115,000 remains outstanding at December 31, 2003. At December 31, 2003, $285,000 of the debentures had converted to shares of common stock, $45,000 had been redeemed and $1,170,000 remained outstanding, of which $705,000 is to a related party.

     The Company issued $429,000 aggregate principal amount of 5% convertible debentures in 2003, resulting in proceeds, net of $16,500 of debt issue costs, of $413,500. The debentures have a term of three years and are convertible into the Company's common stock, at the option of the holder, at a price equal to $0.001. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $158,200 will be amortized as a non-cash interest expense over the three year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be expensed. At December 31, 2003, $204,000 of the debentures had converted to shares of common stock, and $225,000 remained outstanding.

     In 2003, the Company issued $1,250,000 aggregate principal amount of 5% convertible debentures. These debentures have a term of three years and are convertible into the Company's common stock, at the option of the holder, at a price equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible on the convertible debentures and as additional paid-in capital. This discount of $596,715 will be amortized as a non-cash interest expense over the three year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense. At December 31, 2003, all of the debentures remained outstanding.

EQUITY LINE OF CREDIT

     The Company issued $5,686,000 aggregate principal amount of 4% convertible debentures in 2001 and $1,005,000 in 2000 under a line of credit dated December 31, 1999. The debentures have a term of five years and are convertible into the Company's common stock at a price, at the option of the holder, equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. As of December 31, 2003, $5,133,500 of the debentures had converted to shares of common stock, $700,000 had been converted into a 10% secured convertible debenture and $790,000 had been redeemed. At December 31, 2003 and 2002, there was $67,500 and $2,586,844 outstanding of these 4% debentures, respectively.

     There is no effective registration statement including common shares to be issued in connection with certain debentures, approximately $1,200,000, issued in 2001 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest, at the rate of 2% per month to a maximum of 24%, on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission. At December 31, 2003, we have accrued $342,400 as additional interest expense for this item, which has been included in judgments and defaults payable in the accompanying consolidated balance sheet.

BENEFICIAL CONVERSION FEATURES OF DEBT

     The Company recognized a beneficial conversion feature for the various convertible debentures issued in 2003 and 2002 as discounts on the convertible debentures and additional paid-in capital. This discount of $489,490 and $452,252 for 2003 and 2002 respectively, will be amortized as a non-cash interest expense over the three or five-year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount is immediately expensed. Non-cash interest expense amounted to $905,800 and $1,018,759 for the years ended December 31, 2003 and 2002, respectively.

     The maturities of the Company's long-term debt as of December 31, 2003 are as follows:

                                    Total       Related Party      Other
                                  ----------    -------------   -----------
     2006                         $1,475,000    $     60,000    $1,415,000
     2007                             67,500              --        67,500

     2008                          1,170,000         705,000       465,000
                                  -----------   -------------   -----------
                                   2,712,500         765,000     1,947,500
         Less unamortized debt
         discount                   (623,015)       (194,273)     (428,742)
                                  -----------   -------------   -----------
       Total long-term debt       $2,089,485    $    570,727    $1,518,758
                                  ===========   =============   ============


12.  PREFERRED STOCK

CONVERTIBLE PREFERRED STOCK

     SERIES B

     In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Convertible Preferred Stock resulting in gross proceeds of $230,000. The preferred stock provided for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.50 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock and have an exercise price of $2.00 per share. The Company allocated $132,000 of the proceeds to the warrants based on their relative fair value.

     The Company also consummated an additional private placement of 72 shares of Series B Convertible Preferred Stock resulting in gross proceeds of $720,000, and issued an additional 5 shares having a value of $50,000 as payment for certain accounts payable and accrued wages. In 2003, all of the Series B preferred stock was converted to 645,000 shares of common stock.

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

     On the date of issuance of the Series D Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $54,000 dividend relative to the beneficial conversion feature. In 2002, the Company converted the Series D preferred stock into 270,000 shares of common stock.

     SERIES E

     In the first quarter of 2002, the Company consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The Series E Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.02 per share, subject to availability, at any time during the two years following execution of the subscription agreements. On the date of issuance of the Series E Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $100,000 dividend relative to the beneficial conversion feature. In 2003, all preferred shares were converted into 2,000,000 shares of common stock.

13.  STOCK OPTIONS

     The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 8,946 options to acquire common shares of which 0 and 2,100 were outstanding at December 31, 2003 and 2002, respectively. In 1997, the Company established an additional stock option plan under which 10,000 options to acquire common shares were reserved for issuance. There were options to purchase 250 and 3,627 shares outstanding under the 1997 plan at December 31, 2003 and 2002, respectively. In 2001, the Company established an additional stock option plan under which 500,000 options to acquire common shares were reserved for issuance. There were options to purchase 25,200 and 212,000 shares outstanding under the 2001 plan at December 31, 2003 and 2002, respectively. In 2002, the Company established an additional stock option plan under which 10,000,000 options to acquire common shares were reserved for issuance. There were options to purchase 760,000 and 6,886,000 shares outstanding under the 2002 plan at December 31, 2003 and 2002, respectively.

     Options granted under these plans subsequent to the 1997 initial public offering vest over three years and expire ten years from the date of grant, except for the 2002 and 2001 plans which vests 25% at date of grant and the balance ratable over three years.

     The Company has also granted options to members of the Company's Board and to members of management which are outside the 1995 and 1997 plans. There were 0 and 2,000 of these options which remain outstanding at December 31, 2003 and 2002, respectively. These options vest over 3 years and expire ten years from date of grant.

                                     2003                    2002                   2001

                                         Weighted                Weighted
                                          Average                 Average               Weighted
                                         Exercise                Exercise                Average
                            Options       Price      Options      Price     Options   Exercise Price
Outstanding at beginning
of
Year                       7,105,727      $ 0.03      210,807     $ 3.29     34,809     $ 18.60
Granted                          ---         ---    7,186,000       0.01    183,050        1.60
Exercised                        ---         ---          ---        ---        ---         ---
Forfeited                 (6,320,277)       0.07     (290,830)      1.78     (7,052)      32.60
                          -----------     ------    ----------    ------    --------    -------

Outstanding at end
of year                      785,450      $ 0.04    7,105,977     $ 0.03    210,807     $  3.29
                          ===========     ======   ===========    ======    ========    =======

Options exercisable at
year End                     397,818      $ 0.06    1,798,078     $ 0.01     69,046     $  6.20
                          ===========     ======    ==========    ======    ========    =======

     The weighted-average fair value per option granted during the year ended December 31, 2002 was $0.01.

     The following table summarizes information about stock options at December 31, 2003:

                             Options Outstanding             Options Exercisable
                             -------------------             -------------------
                                          Weighted
                                          Average
                         Number           Remaining             Number
Exercise Prices          Outstanding      Contractual Life      Outstanding
---------------          -----------      ----------------      -----------
$0.002                     760,000             8.74               380,000

$0.140                       5,000             8.27                 2,500
$1.50                       20,200             7.86                15,150
$3.20                          250            27.24                   168
                          --------                               ---------
                           785,450                                397,818
                          ========                               =========


14.  COMMON STOCK WARRANTS

2000 WARRANTS

     In August 2000, the Company placed $410,000 of series A convertible preferred stock. In connection with this placement, the agent received warrants to purchase 18,000 shares of common stock at $14.00 per share. The $202,800 fair value of these warrants was recorded as a cost of the offering. The fair value of the warrants was determined using the
     Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 175.95% and expected lives of up to five years. These warrants expire in August 2005.

2001 WARRANTS

     In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of $230,000. The preferred stock is convertible into shares of common stock at a conversion price equal to $0.50 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants to purchase 230,000 shares of common stock have an exercise price of $2.00 per share and are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock. The Company allocated $132,000 of the proceeds to the warrants based on their relative fair value. The value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.77%, expected dividends of zero, volatility of 219.79% and expected lives of up to three years. As the last share of the Preferred Stock converted in March, 2003, these warrants will expire in March 2005.

     On June 14, 2001, the Company entered into an Equity Line of Credit pursuant in which the Company may, at its discretion, periodically sell shares of common stock for a total purchase price of up to $10.0 million (Note 11). For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 82% of the average of the 3 lowest closing bid prices on which the common stock is traded for the 5 days immediately following the notice date. The consultant, who is also a related party, received warrants to purchase 175,000 shares of common stock at an exercise price of $2.00. The fair value of these warrants was recorded as an equity placement fee. These warrants expire in June 2006.

     In accordance with EITF 00-19, the Company recorded an equity warranty liability of $1,363,975 in connection with these warrants. As the number of shares which may be issued upon conversion of the convertible debentures is indeterminate, a sufficient number of authorized but unissued shares may not be available. As a result, the Company recorded a mark-to-market adjustment of $134,374 in 2002 which has been reflected as income on equity warrant liability.

     In August 2001, the Company placed $1,586,000 of 4% convertible debentures. In connection with this placement, the agent, who is also a related party, received warrants to purchase 125,000 shares of common stock at $2.00 per share. The warrants issued were for consulting fees in conjunction with the issuance of the debentures and are accounted for as a cost of financing to be amortized over the 5 year life of the debentures. The value of the warrants, $344,951, was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 207.44% and expected lives of up to five years.

2002 WARRANTS

     During 2002, the Company received $60,000 in proceeds from the issuance of common stock for cash. In connection with these issuances, the individuals received warrants to purchase up to 650,000 shares of common stock at between $0.08 and $0.10 per share. The warrants expire in August 2004.

     There were no additional warrants issued during 2003. At December 31, 2003, there were 993,000 warrants outstanding with an exercise price ranging from $0.08 to $14.00 with a weighted average price of $0.98. These warrants expire at various dates August, 2004 and August, 2006.

15.  SETTLEMENT OF TRADE PAYABLE AND CONVERTIBLE DEBENTURES

     During 2003 the Company settled certain trade payables, convertible debentures, and accrued interest of $4,407,354. Such settlement resulted in a gain on forgiveness of $1,886,029.

16.  LOSS PER SHARE

     Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 1,623,420,188, 5,086,232,698 and 17,161,617 at December 31, 2003,d 2002 and
     2001, respectively, are not included in the computation of per share amounts in the periods as the effect would be antidilutive.

17.  CASH FLOWS

     Supplemental disclosure of cash flow information for the years ended December 31, 2003 and 2002 and 2001, is as follows:


                                            2003       2002      2001
                                            ----       ----      ----
        Cash paid during the year for:
        Interest                          $ 17,409   $ 1,262   $   849
        Taxes                             $  8,450   $ 5,500   $    --

     2003

     The Company issued 71,385,617 shares of common stock with a value of $75,623 as payment for certain consulting and directors' fees, payroll and accounts payable items.

     The Company converted $2,808,932, including accrued interest, of the convertible debentures into 1,083,283,880 shares of common stock.

     The Company converted $322,500 of Series B Preferred Stock and $40,000 of Series E Preferred Stock into 2,645,000 shares of common stock.

     2002

     The Company issued 3,810,385 shares of common stock with a value of $124,058 as payment for certain consulting and directors' fees, payroll and accounts payable items.

     The Company converted $1,502,198, including accrued interest, of the convertible debentures into 223,675,428 shares of common stock.

     The Company converted $627,500 of Series B Preferred Stock and $60,000 of Series C Preferred Stock, $54,000 of Series D Preferred Stock and $60,000 of Series E Preferred Stock into 4,600,000 shares of common stock.

2001

     The Company issued 1,282,873 shares of common stock with a value of $145,528 and 5 shares of Series B Redeemable Convertible Preferred Stock with a value of $50,000 as payment for certain consulting and directors' fees, payroll and accounts payable items.

     The Company issued 2,400,000 shares of common stock to Artesian Direct for its commitment to purchase $10 million of the Company's products or to provide $10 million of financing. These shares were valued at $0.17 per share as of the date of issuance or $408,000. Based upon Artesian's failure to provide any funding or any orders as promised under the agreement and their continuing failure to show any probability of any orders or funding, the Company has demanded the return of these shares and fully amortized the value as an operating expense.

     The Company converted $1,686,349, including accrued interest, of the convertible debentures into 63,110,791 shares of common stock.

     The Company converted $140,911 of Series A Preferred Stock and $50,000 of Series B Preferred Stock into 6,360,203 shares of common stock.

18.  COMMITMENTS AND CONTINGENCIES

     In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company did not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principles plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures, as prescribed under Rule 144, or the date a new registration statement becomes effective. The Company has accrued $342,400 for liquidated damages at December 31, 2003.

     In December, 2001, Veja Electronics, Inc. d/b/a/ Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at December 31, 2003.

     In March, 2003, R. R. Donnelly sued the Company for non-payment of expenses related to printing services. During 2003 a judgment was rendered against the Company in the amount of $16,972, which has been accrued at December 31, 2003.

     In July, 2003, Premier Components sued the Company for non-payment for inventory items purchased. During 2003 a judgment was rendered against the Company in the amount of $45,861, which has been accrued at December 31, 2003.

     In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.

     The Company leases office space in Knoxville, Tennessee under an operating lease which expires in January, 2006. Future minimum lease payments by year, and in the aggregate, under this noncancelable operating lease at December 31, 2003, are as follows:

                2004                            65,400
                2005                            65,400
                2006                             2,725
                                             ---------

                                              $133,525
                                             =========


     Rent expense for operating leases was $65,175 and $60,000 and $60,000 in 2003 and 2002 and 2001, respectively.

19.  RELATED PARTY TRANSACTIONS

REVENUES/SALES CONCENTRATIONS

     On March 5, 2001, the Company entered into a National Distributor Agreement for the education market with Kidston Communications, a company controlled by Edward Kidston, a director of the Company until October 30, 2002. Pursuant to the terms of this Agreement, Kidston Communications is the exclusive national distributor in the education market in the United States. The term of the Agreement is through December 31, 2003 and will automatically renew for additional three year periods unless one party notifies the other of its intent not to renew at least 30 days prior to the end of the then current term. The Agreement provides that Kidston Communications may purchase products from our Company at a five percent discount to list price, provided that the price is not higher than the price paid by other customers for like quantities of similar products and with similar terms and conditions. The Company had sales of $247,945 and

     $626,597 and $87,800 to Kidston Communications in 2003 and 2002 and 2001, respectively, which represented 100% and 96% and 22% of total sales, respectively.

20.  SELECTED QUARTERLY DATA-UNAUDITED

     The following table sets forth certain quarterly information for each of the eight quarters ended with the quarter ended December 31, 2003. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or any future quarter.

                                                            2003
                             --------------------------------------------------------------------
                                 Qtr 1             Qtr 2             Qtr 3             Qtr 4
                             --------------    --------------     -------------     -------------
Unrealized loss on
investment                   $         -       $         -        $       -         $  842,121

Dividend income                        -                 -                -             65,000

Net sales                              -                 -                -                  -

Gross income (loss)                    -                 -                -           (777,121)
Net loss                        (208,487)         (439,696)        (463,976)          (446,689)
Loss per common
share-basic and diluted      $         -       $         -        $       -         $        -

                                                            2002
                             --------------------------------------------------------------------
                                 Qtr 1             Qtr 2             Qtr 3             Qtr 4
                             --------------    --------------     -------------     -------------
Net sales                    $     2,234       $   462,049        $ 141,030         $   44,502
Gross income (loss)                2,234            39,430           18,888           (381,476)
Net loss                      (1,476,255)       (1,173,113)        (895,709)          (910,629)
Loss per common
share-basic and diluted      $     (0.21)      $     (0.10)       $   (0.02)        $    (0.08)

20.  SUBSEQUENT EVENT

     In the first quarter of 2004, the Company issued 150,000,000 shares of its common stock for cash proceeds in the amount of $210,000.