Form 10-Q
period 2004-03-31
CELERITY SYSTEMS INC
filed 2004-05-14
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from _______ TO _______

                          Commission File No. 814-00631

                             CELERITY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in Its charter)

               DELAWARE                                    52-2050585
  -------------------------------                     -------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


122 PERIMETER PARK DRIVE, KNOXVILLE, TENNESSEE               37922
----------------------------------------------             ----------
    (Address of Principal Executive Offices)               (Zip Code)

                                 (865) 539-5300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                                             ----------------------------------------
                                                                           (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|   No |_|

         Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

                                Yes |_|   No |X|

         There were 4,806,051,556 shares of common Stock outstanding as of April 23, 2004.

                                     PART I


FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

                                                                           (unaudited)
                                                                          March 31, 2004   December 31,2003
                                                                          --------------   ----------------
 Assets
  Cash                                                                     $     42,891      $     56,156
  Other current assets                                                            5,244             6,764
                                                                           ------------      ------------
        Total current assets                                                     48,135            62,920
                                                                           ------------      ------------

Fixed assets, net                                                                39,418            38,317
Investment in Yorkville Advisors Management, LLC, at cost which
   approximates fair value                                                    5,240,000         5,240,000
Investment in and advances to Celerity Systems-NV, at fair value                     --                --
Debt offering costs, net                                                        128,779           165,903
                                                                           ------------      ------------

     Total assets                                                          $  5,456,332      $  5,507,140
                                                                           ============      ============

Liabilities and Stockholders' Equity

Accounts payable                                                           $    492,374      $    463,552
Judgments and defaults payable (including $213,400 to a related party)          538,372           570,781
Accrued interest (including $133,516 and $126,416 to a related party)           273,000           270,746
Notes payable - related party                                                    10,000           115,000
Other current liabilities                                                        19,631            16,867
                                                                           ------------      ------------

     Total current liabilities                                                1,333,377         1,436,946

Convertible debentures - related party, net                                     574,724           570,727
Convertible debentures, net                                                   1,419,087         1,518,758
                                                                           ------------      ------------
                                                                              1,993,811         2,089,485
                                                                           ------------      ------------

     Total liabilities                                                        3,327,188         3,526,431
                                                                           ------------      ------------

Commitments and contingencies                                                        --                --

Stockholders' Equity
Common stock, $.001 par value, 5,000,000,000 shares authorized,
     4,806,051,556 issued and outstanding at March 31, 2004 and
     4,553,473,409 issued and outstanding at December 31, 2003                4,806,051         4,553,473
Additional paid-in capital                                                   40,655,261        40,544,690
Net unrealized depreciation on investments                                     (945,504)         (842,121)
Accumulated deficit                                                         (42,386,664)      (42,275,333)
                                                                           ------------      ------------
     Total stockholders' equity                                               2,129,144         1,980,709
                                                                           ------------      ------------

     Total liabilities and stockholders' equity                            $  5,456,332      $  5,507,140
                                                                           ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (unaudited)

                                                                                               Prior to
                                                                                              becoming a
                                                                       As a Business           Business
                                                                        Development          Development
                                                                          Company              Company
                                                                      ---------------      ---------------
                                                                        Three Months         Three Months
                                                                        Ended March          Ended March
                                                                          31, 2004             31, 2003
                                                                      ---------------      ---------------
  Unrealized loss on investments                                      $      (103,383)     $            --
  Dividend income                                                             345,000                   --
                                                                      ---------------      ---------------
                                                                              241,617                   --
     General and administrative expenses                                      196,788              159,791
                                                                      ---------------      ---------------
           Operating income (loss)                                             44,829             (159,791)
  Other income (expense)
     Amortization of debt offering costs                                      (37,124)             (41,618)
     Beneficial conversion feature - convertible debentures                  (175,326)             (69,078)
     Interest expense                                                         (48,207)            (100,818)
     Settlement of debt                                                            --              162,816
     Other income                                                               1,114                   --
                                                                      ---------------      ---------------
  Total other income (expense)                                               (259,543)             (48,698)
                                                                      ---------------      ---------------
          Net loss attributable to common stockholders                $      (214,714)     $      (208,489)
                                                                      ===============      ===============

Loss per common share, basic and diluted
Net loss per common share attributable to common stockholders         $            --      $            --
                                                                      ===============      ===============

          Weighted average shares outstanding - basic and diluted       4,768,446,271          248,552,839
                                                                      ===============      ===============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

 CELERITY SYSTEMS, INC. AND SUBSIDIARY
 Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                                              Prior to
                                                                                             becoming a
                                                                           As a Business      Business
                                                                            Development     Development
                                                                              Company         Company
                                                                           -------------    ------------
                                                                            Three Months    Three Months
                                                                            Ended March     Ended March
                                                                              31, 2004        31, 2003
                                                                           -------------    ------------
Cash flows from operating activities:
   Net loss                                                                  $(214,714)      $(208,489)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
            Settlement of debt                                                      --        (162,816)
            Unrealized loss on investments                                     103,383              --
            Depreciation and amortization                                        2,075          11,851
            Beneficial conversion - convertible notes                          175,326          69,078
            Amortization of debt offering costs                                 37,124          41,618
            Changes in operating assets and liabilities:
                Other assets                                                     1,520              --
                Accounts payable                                                28,822          10,646
                Judgments and defaults payable                                 (32,409)             --
                Accrued interest                                                 9,403         100,818
                Other current liabilities                                        2,764         (15,869)
                                                                             ---------       ---------
                    Net cash provided by (used in) operating activitities      113,294        (153,163)

Cash flows from investing activities:
   Purchase of fixed assets                                                     (3,176)             --
   Advances to Celerity Systems-NV                                            (103,383)             --
                                                                             ---------       ---------
                    Net cash used in investing activitities                   (106,559)             --

Cash flows from financing activities:
   Proceeds from notes payable - related party                                                  30,000
   Payments on  notes payable - related party                                 (105,000)             --
   Proceeds from convertible debentures                                                        139,000
   Principal payments on debt                                                 (125,000)             --
   Proceeds from issuance of common stock                                      210,000              --
                                                                             ---------       ---------
                    Net cash (used in) provided by financing activitities      (20,000)        169,000

Net increase (decrease) in cash                                                (13,265)         15,837
Cash, beginning of period                                                       56,156           5,012
                                                                             ---------       ---------

Cash, end of period                                                          $  42,891       $  20,849
                                                                             =========       =========

Cash paid for:
     Interest                                                                $  38,806       $      --
                                                                             =========       =========
     Taxes                                                                   $   1,450       $      --
                                                                             =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)


                                                    Common Stock                Additional      Net Unrealized
                                          --------------------------------        Paid-In        Depreciation       Accumulated
                                               Shares            Amount           Capital       on Investments        Deficit
                                          --------------    --------------    --------------    --------------    --------------
Balance, December 31, 2003                 4,553,473,409    $    4,553,473    $   40,544,690    $     (842,121)   $  (42,275,333)

Issuance of common stock                     150,000,000           150,000            60,000
Conversion of convertible debentures to
  shares of common stock                     102,578,147           102,578            50,571
Net loss                                                                                              (103,383)         (111,331)
                                          --------------    --------------    --------------    --------------    --------------
Balance, March 31, 2004                    4,806,051,556    $    4,806,051    $   40,655,261    $     (945,504)   $  (42,386,664)
                                          ==============    ==============    ==============    ==============    ==============



                                              Total
                                           Stockholders'
                                              Equity
                                          --------------
Balance, December 31, 2003                $    1,980,709

Issuance of common stock                         210,000
Conversion of convertible debentures to
  shares of common stock                         153,149
Net loss                                        (214,714)
                                          --------------
Balance, March 31, 2004                   $    2,129,144
                                          ==============




  The accompanying notes are an integral part of these condensed consolidated financial statements

                      CELERITY SYSTEMS, INC. AND SUBSIDIARY


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


1.       PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended December 31, 2003. Certain March 31, 2003 balances have been reclassified to conform with the March 31, 2004 financial statement presentation.

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

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through March 31, 2004 the losses total approximately $43,332,000. As of March 31, 2004, the Company had a negative net working capital of approximately $1,285,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

         On June 3, 2003, the Company elected to become a Business Development Company which is regulated under Section 54 of the Investment Company Act of 1940. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 30, 2003 and March 31, 2004 the Company sold 1,299,833,333 shares resulting in net proceeds of $1,376,500.

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

         CONVERSION TO BUSINESS DEVELOPMENT COMPANY

         The operating results for the three months ended March 31, 2004 reflect the Company's results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three months ended March 31, 2003 reflect the Company's results prior to operating as a business development company. Accounting principles used in the preparation of the consolidated financial statements for these two periods are different and, therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

         CONSOLIDATION POLICY

         The condensed consolidated financial statements include the accounts of Celerity Systems, Inc. (a Delaware corporation) and its wholly-owned subsidiary Celerity Systems, Inc. (a Nevada corporation) collectively referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation.

         STOCK-BASED COMPENSATION

         The Company had no stock options granted in 2004 and 2003. There was no stock-based compensation determined under the fair value method during the three months ended March 31, 2004 and 2003 and there is no difference between net loss as reported and proforma net loss.

         In January 2003, the Financing Accounting Standards Board ("FASB") issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46(R) did not impact on the Company's consolidated financial position, results of operations or cash flows.

2.       INVESTMENT IN CELERITY SYSTEMS, INC. (A NEVADA CORPORATION)

         The following table represents Celerity NV's statement of operations for the three months ended March 31, 2004.

                  Sales                                   $      --
                  Cost of Sales                                  --
                  Gross loss                                     --
                  General and administrative expenses        81,368
                                                            -------
                  Net loss                                  (81,368)
                                                            =======

         The following table represents Celerity NV's balance sheet as of March 31, 2004.

                  Accounts receivable, net              $     24,319
                  Inventories, net                           299,200
                                                        ------------
                    Total current assets                     323,519
                  Fixed assets, net                           60,433
                  Other                                        1,600
                                                        ------------
                  Total assets                          $    385,552
                                                        ============

                  Accounts payable                      $    883,084
                  Other current liabilities                   23,601
                                                        ------------
                  Total liabilities                          906,685

                  Stockholder Deficit
                  Common stock                                   250
                  Additional paid-in capital                 499,750
                  Accumulated deficit                    (1,021,133)
                                                        ------------
                  Total stockholder deficit                (521,133)
                                                        ------------
                  Total liabilities and deficit         $    385,552
                                                        ============


         Celerity NV develops and manufacturers, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. Celerity NV can also provide a comprehensive content package for education users with over 1,300 titles available. Due to a lack of funding Celerity NV has been targeting the education market, to the exclusion of other markets available to us.

         The education market, particularly the public schools segment, is a growing area. Celerity NV believes that its products and services are more effective than tradition VCR or analog media storage systems, and at a better cost.

         During the fourth quarter of 2003 an informal arrangement concerning a pending sale was terminated and the Company determined that a significant portion of the inventory was not salable. As a result during the fourth quarter of 2003 Celerity NV recorded a reserve adjustment of $1,068,870. The write down results from a lower of cost of market valuation on certain parts and finished goods. Without additional sales, there is a substantial risk that Celerity NV will not be able to continue operations.

         The Company charges Celerity NV for salaries and benefits and a portion of costs as a facility charge. During the first three months of 2004, the Company advanced $103,383 to Celerity NV to fund operations. This amount resulted in an unrealized depreciation on the investment in Celerity NV of $103,383 as reflected in the statement of operations of the Company as a BDC.

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

4.       ISSUANCE OF CONVERTIBLE DEBENTURES

         The long-term debt of the Company includes the following items:

                                                      March 31,    December 31,
                                                        2004            2004
                                                    ------------   ------------
           4% convertible debentures                $     12,500   $     67,500
           5% convertible debentures                   1,374,000      1,475,000
           10% secured convertible debenture           1,055,000      1,170,000
                                                    ------------   ------------
                                                       2,441,500      2,712,500
           Less:    Unamortized debt discount          (447,689)       (623,015)
                                                    ------------   ------------
           Long-term debt less current maturities   $  1,993,811   $  2,089,485
                                                    ============   ============

         During the three months ended March 31, 2004 the Company issued 52,186,027 shares of its common stock upon the conversion of $91,000 of 5% convertible debentures and 50,392,120 shares of its common stock upon the conversion of $55,000 of 4% convertible debentures.

5.       JUDGMENTS AND DEFAULTS PAYABLE

         In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company has accrued $342,400 for liquidated damages at March 31, 2004.

         In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at March 31, 2004.

         On October 27, 2001, we defaulted on payment due of $100,000, plus accrued interest, on a certain unsecured note. We are seeking to make an arrangements with this note holder.

         In March, 2003, R. R. Donnelly & Sons sued the Company for non-payment of expenses related to printing services. During 2003 a judgment was rendered against the Company in the amount of $16,972, which has been accrued at March 31, 2004.

         In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at March 31, 2004.

         In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.

6.       COMMON STOCK

         During  the three  months  ended  March  31,  2004 the  Company  issued
150,000,000 shares of its common stock for cash proceeds in the amount of $210,000 to third party investors.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

INTRODUCTORY STATEMENTS

         Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding, among other things,
(a) our Company's projected sales and profitability, (b) our company's growth strategies, (c) anticipated trends in our company's industry, (d) our company's future financing plans and (e) our company's anticipated needs for working capital. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," "expects," and similar words are intended to identify forward-looking statements. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-K for the year ended December 31, 2003. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company's industry, demand for our company's products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         UNREALIZED LOSS ON INVESTMENTS

         Since the election to operate as a BDC the Company has recorded an unrealized loss on its investment in Celerity Systems-NV. This loss is comprised of two elements:

             Effect of recording advances at fair value              $  445,504
             Effect of recording equity investments at fair value       500,000
                                                                     ----------
                                                                     $  945,504
                                                                     ==========

         During the three month period ended March 31, 2004, the Company had an unrealized loss on investments of $103,383. Celerity NV recorded no sales or gross profit, but incurred general and administrative expenses that resulted in a net loss of $81,368 for the same period. During this period, Celerity NV received parent company advances of $103,383 to fund its working capital requirements. Management recorded a write-down of the Company's advances since without additional sales, there is a substantial risk that NV will not be able to continue operation.

         DIVIDEND INCOME

         During the three month period ended March 31, 2004 the Company received $345,000 in proceeds from its investment in Yorkville Advisors Management, LLC ("Yorkville") which has been recorded as dividend income in the statement of operations. Since its investment in Yorkville on December 1, 2003, the Company has received a total of $410,000 in proceeds. Yorkville has no set dividend policy. Dividends are declared based on the discretion of the management of Yorkville.

         GENERAL AND ADMINISTRATIVE EXPENSES

         Operating expenses for the first three months of 2004 were $196,788 compared to the first three months of 2003 of $159,791. Increased operating expenses in 2004 can be attributed to higher payroll expenses (approximately $35,000) and increased expenses for legal, accounting and other professional services (approximately $16,000). Expenses were reduced by lower depreciation and office costs (approximately $14,000).

         AMORTIZATION OF DEBT OFFERING COSTS

         Amortization of debt offering costs for the first three months of 2003 was $37,124 compared to $41,618 in same period of 2003.

         BENEFICIAL CONVERSION FEATURE - CONVERTIBLE DEBENTURES

         Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $175,326 and $69,078 for the three months ended March 31, 2004 and 2003, respectively. This increase results primarily from the conversion in 2004 of certain debt to equity securities which caused full recognition of the related beneficial conversion feature in this period compared to the longer amortization period for debt not converted.

         INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2004 was $48,207 compared to $100,818 for the same period in 2003. Part of this reduction is from liquidated damages incurred due to the late filing of certain registration statements resulting in a charge of $-0- in the first quarter of 2004 compared to a charge of $28,520 in for the same period in 2003. Interest expense on borrowings decreased from $72,298 in the first three months of 2003 to $48,207 in for the first three months of 2004. This results from the lower level of debt outstanding during the three months ended March 31, 2004 as compared to the same period in 2003.

         SETTLEMENT OF DEBT

         For the three months ended March 31, 2003, the Company settled certain trade payables wherein the total amount due was reduced by $162,816. For the three months ended March 31, 2004 there were no additional settlements of debt.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

         As a result of the foregoing, Celerity had a net loss of $214,714, or $0.00 per share, for the three months ended March 31, 2004 compared to a net loss of $208,489, or $0.00 per share, for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $42,891 as of March 31, 2004 and $56,156 as of December 31, 2003. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that income from our investments generate enough proceeds to fund operations. In addition, our need for cash includes satisfying current liabilities of $1,333,377, consisting primarily of accounts payable of $492,374, accrued interest of $273,000 and judgments and defaults payable of $538,372, including a judgment of $16,972 obtained by R.R. Donnelley Corporation for non-payment of printing fees, a judgment of $71,000 obtained by Veja Electronics, Inc. for breach of contract, and a judgment of $8,000 obtained by Del Rio Enterprises for non-payment of services. Additionally this also includes notes payable in default of $100,000 and liquidated damages resulting from the lack of filing a registration statement relating to certain convertible debentures of $342,400. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities or from proceeds from our investments to fund our ongoing operations and to satisfy the above obligations. We anticipate the dividend income from our investment in Yorkville Advisors Management will be sufficient to operate the Company. We currently do not have any commitments for funding.

         As discussed in the overview section, on June 3, 2003 the Company elected to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC the Company may sell shares of its common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 4, 2003 and March 31, 2004 the Company has sold 1,299,833,333 shares resulting in net proceeds of $1,376,500.

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

         During the three months ended March 31, 2004, we had a net decrease in cash of $13,265. Our sources and uses of funds were as follows:

         CASH PROVIDED BY OPERATING ACTIVITIES. We generated net cash of $113,294 from our operating activities in the three months ended March 31, 2004. Our net cash provided from operating activities resulted primarily from non-cash expenses of $317,908 related to the amortization of beneficial conversion feature of debt, amortization of debt offering costs and the unrealized loss on an investment. These non-cash items were directly offset due to the Company's net loss of $214,714.

         CASH USED IN INVESTING ACTIVITIES. We used net cash of $106,559 in investing activities in the three months ended March 31, 2004 of which $103,383 was used to fund the operating activities of Celerity NV.

         CASH PROVIDED BY FINANCING ACTIVITIES. We used $20,000 in net cash for financing activities, consisting primarily of principal payments on long-term debt of $125,000 and notes payable - related party of $105,000. This was partially offset by proceeds from issuance of common stock of $210,000.

         As of March 31, 2004 we had a negative net working capital of approximately $1,285,000. Celerity NV has ceased purchasing any material amount of inventory until inventory levels can be reduced and has reduced overhead expenses, which will have a favorable impact on cash required to fund the business. We had no significant capital spending or purchase commitments at March 31, 2004 other than a certain lease of corporate office space.

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

ITEM 4.  CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-Q.

(B)      CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

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

     o In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at March 31, 2004.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On October 27, 2001, we defaulted on payments due of $150,000, of which $100,000 is remaining unpaid, plus accrued interest, on certain unsecured notes. We are seeking to make arrangements with this note holder.

         In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the earlier of one year from the issuance date of the convertible debentures or the date a new registration statement becomes effective. The Company has accrued $342,400 for liquidated damages at March 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

EXHIBIT NO.  DESCRIPTION                                         LOCATION
-----------  -------------------------------------------------   -------------------------------------------------
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
             Corp. and certain parties listed therein

EXHIBIT NO.  DESCRIPTION                                         LOCATION
-----------  -------------------------------------------------   -------------------------------------------------
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

EXHIBIT NO.  DESCRIPTION                                         LOCATION
-----------  -------------------------------------------------   -------------------------------------------------
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

EXHIBIT NO.  DESCRIPTION                                         LOCATION
-----------  -------------------------------------------------   -------------------------------------------------
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

Date:  May 13, 2004                        CELERITY SYSTEMS, INC.

                                           By:  /s/ Robert Legnosky
                                                --------------------------------
                                                Robert Legnosky, President and
                                                Interim Chief Financial Officer