Form 10-Q
period 2004-06-30
CELERITY SYSTEMS INC
filed 2004-08-23
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

         (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 814-00631

                             CELERITY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      52-2050585
 ---------------------------                 -----------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


122 Perimeter Park Drive, Knoxville, Tennessee             37922
----------------------------------------------             -----
(Address of Principal Executive Offices)                 (Zip Code)

                                 (865) 539-5300
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

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

                                                       Yes |_| No |X|

      There were 4,660,453,032 shares of common Stock outstanding as of August 10, 2004.

                                     PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



         CELERITY SYSTEMS, INC.
         Condensed Balance Sheets
                                                                         (unaudited)
         Assets                                                         June 30, 2004  December 31,2003
                                                                         ------------    ------------

  Cash                                                                   $     10,037    $     56,156
  Other current assets                                                          5,244           6,764
                                                                         ------------    ------------
        Total current assets                                                   15,281          62,920
                                                                         ------------    ------------

Fixed assets, net                                                              40,600          38,317
Investment in Yorkville Advisors Management, LLC, at cost which
   approximates fair value                                                  5,240,000       5,240,000
Investment in and advances to Celerity Systems-NV, at fair value                   --              --
Debt offering costs, net                                                      116,916         165,903
                                                                         ------------    ------------

     Total assets                                                        $  5,412,797    $  5,507,140
                                                                         ============    ============

Liabilities and Stockholders' Equity

Accounts payable                                                         $    519,627    $    463,552
Judgments and defaults payable (including $213,400 to a related party         428,400         570,781
Accrued interest ( including $152,413 and $126,416 to a related party)        247,340         270,746
Notes payable - related party                                                  10,000         115,000
Other current liabilities                                                      19,850          16,867
                                                                         ------------    ------------

     Total current liabilities                                              1,225,217       1,436,946

Convertible debentures - related party, net                                   523,801         570,727
Convertible debentures, net                                                 1,705,762       1,518,758
                                                                         ------------    ------------
                                                                            2,229,563       2,089,485
                                                                         ------------    ------------

     Total liabilities                                                      3,454,780       3,526,431
                                                                         ------------    ------------

Commitments and contingencies                                                      --              --

Stockholders' Equity
Common stock, $.001 par value, 5,000,000,000 shares authorized,
     4,660,453,032 issued and outstanding at June 30, 2004 and
     4,553,473,409 issued and outstanding at December 31, 2003              4,660,453       4,553,473
Additional paid-in capital                                                 40,601,051      40,544,690
Net unrealized depreciation on investments                                 (1,067,082)       (842,121)
Accumulated deficit                                                       (42,236,405)    (42,275,333)
                                                                         ------------    ------------
     Total stockholders' equity                                             1,958,017       1,980,709
                                                                         ------------    ------------

     Total liabilities and stockholders' equity                          $  5,412,797    $  5,507,140
                                                                         ============    ============


         The accompanying notes are an integral part of these condensed financial statements



            CELERITY SYSTEMS, INC.
            Condensed Statements of Operations
            Unaudited
                                                              Prior to                                                Prior to
                                                              Becoming                                                Becoming
                          As a Business    As a Business      Business         As a Business     As a Business        Business
                         Development Co.  Development Co.  Development Co.    Development Co.   Development Co.    Development Co.
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
                           Three Months    Period from       Period from        Six Months        Period from        Period from
                              Ended      June 3, 2003 to   April 1, 2003 to       Ended         June 3, 2003 to   January 1, 2003 to
                          June 30, 2004   June 30, 2003     June 2, 2004       June 30, 2004     June 30, 2003       June 2, 2003
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------

Unrealized loss
 on investments          $      (121,578) $            --  $            --    $      (224,961)  $            --    $            --
Dividend income
 - related party                 350,000          695,000               --                 --
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
                                 228,422               --               --            470,039                --                 --
   General and
    administrative
    expenses                     135,785           74,811          141,690            332,574            74,811            301,483
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
     Operating income
      (loss) -
      related party               92,637          (74,811)        (141,690)           137,465           (74,811)          (301,483)
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
Other income (expense)
   Amortization of
    debt offering costs          (11,863)           9,357          (53,445)           (48,987)            9,357            (95,062)
   Beneficial
    conversion feature
    - convertible
    debentures                   (48,252)          15,250         (127,002)          (223,578)           15,250           (196,080)
   Interest expense              (43,819)          (8,933)        (101,584)           (92,026)           (8,933)          (202,402)
   Settlement of debt             39,979           21,655           13,278             39,979            21,655            176,095
   Other income                    1,114
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
Total other
 income (expense)                (63,955)          37,329         (268,753)          (323,498)           37,329           (317,449)
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
  Net income (loss)
  attributable to
  common shareholders    $        28,682  $       (37,482) $      (410,443)   $      (186,033)  $       (37,482)   $      (618,932)
                         ===============  ===============  ===============    ===============   ===============    ===============

Loss per common share,
 basic and diluted Net
 loss per common share
 attributable to
 common shareholders     $            --  $            --  $            --    $            --   $            --    $            --
                         ===============  ===============  ===============    ===============   ===============    ===============

   Weighted average
   shares outstanding
    - basic and diluted    4,794,080,467      487,036,609      398,677,194      4,824,716,663       487,036,609        647,230,033
                         ===============  ===============  ===============    ===============   ===============    ===============


          The accompanying notes are an integral part of these condensed financial statements



                CELERITY SYSTEMS, INC.
                Condensed Statements of Cash Flows
                Unaudited
                                                                                                          Prior to becoming
                                                                       As a Business      As a Business      a Business
                                                                         Development        Development      Development
                                                                          Company            Company           Company
                                                                          ---------         ---------         ---------
                                                                                            Period from       Period from
                                                                       Six Months Ended    June 3, 2003 to January 1, 2003 to
                                                                        June 30, 2004      June 30, 2003      June 2, 2003
                                                                          ---------         ---------         ---------
Cash flows from operating activities:
   Net loss                                                               $(186,033)        $ (37,482)        $(618,932)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
            Settlement of debt                                                                (21,654)         (176,095)
            Unrealized loss on investments                                  224,961
            Depreciation and amortization                                     4,375             3,779            17,289
            Abandonment of fixed assets                                                                          46,561
            Beneficial conversion - convertible notes                       230,767           (15,250)          196,080
            Amortization of debt offering costs                              48,987            (9,357)           94,063
            Changes in operating assets and liabilities:
                Other current assets                                          1,520            (9,246)          (34,322)
                Accounts payable                                             56,075            45,496           154,541
                Judgments and defaults payable                             (142,381)                                 --
                Accrued interest                                            (23,407)                                 --
                Other current liabilities                                     2,984            (8,479)            8,479
                                                                          ---------         ---------         ---------
                    Net cash provided by (used in) operating activities     217,848           (52,193)         (312,336)

Cash flows from investing activities:
   Purchase of fixed assets                                                  (6,658)                                 --
   Advances to Celerity Systems-NV                                         (224,961)
                                                                          ---------         ---------         ---------
                    Net cash used in investing activities                  (231,619)               --                --

Cash flows from financing activities:
   Proceeds from notes payable - related party                                                  5,000            25,000
   Payments on  notes payable - related party                              (105,000)               --
   Proceeds from convertible debentures                                     537,500            50,000           283,500
   Principal payments on debt                                              (475,000)                                 --
   Acquisition of treasury stock                                           (189,808)
   Proceeds from issuance of common stock                                   200,000                                  --
                                                                          ---------         ---------         ---------
                    Net cash (used in) provided by financing activities     (32,308)           55,000           308,500

Net increase (decrease) in cash                                             (46,079)            2,807            (3,836)
Cash, beginning of period                                                    56,156             1,176             5,012
                                                                          ---------         ---------         ---------

Cash, end of period                                                       $  10,077         $   3,983         $   1,176
                                                                          =========         =========         =========

Cash paid for:
     Interest                                                             $ 201,285         $      --         $      --
                                                                          =========         =========         =========
     Taxes (State franchise taxes)                                        $   1,450         $      --         $      --
                                                                          =========         =========         =========

      The accompanying notes are an integral part of these condensed financial statements



             CELERITY SYSTEMS, INC.
             Condensed Statement of Changes in Stockholders' Equity
             Unaudited

                             Common Stock             Additional                   Net Unrealized                       Total
                    ------------------------------      Paid-In       Treasury      Depreciation      Accumulated    Stockholders'
                        Shares          Amount          Capital         Stock       on Investments      Deficit         Equity
                    --------------  --------------  --------------  --------------  --------------  --------------   --------------
Balance,
December 31, 2003    4,553,473,409  $    4,553,473  $   40,544,690  $           --  $     (842,121) $  (42,275,333)  $    1,980,709

Issuance of
 common stock          145,000,000         145,000          55,000                                                          200,000
Conversion of
 convertible
 debentures to
 shares of
 common stock          102,578,147         102,578          50,571                                                          153,149
Acquisition of
 treasury stock                                                           (189,808)                                        (189,808)
Retirement of
 treasury stock       (140,598,524)       (140,598)        (49,210)        189,808
Net income (loss)                                                                         (224,961)         38,928        (186,033)
                    --------------  --------------  --------------  --------------  --------------  --------------   --------------
Balance,
June 30, 2004        4,660,453,032  $    4,660,453  $   40,601,051  $           --  $   (1,067,082) $  (42,236,405)  $    1,958,017
                    ==============  ==============  ==============  ==============  ==============  ==============   ==============


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


1.    Presentation of Unaudited Interim Financial Statements

      The accompanying interim condensed consolidated financial statements and notes to the financial statements for the interim periods as of June 30, 2004 and for the six months ended June 30, 2004 and 2003, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform with the June 30, 2004 financial statement presentation.

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

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through June 30, 2004 the losses total approximately $43,303,000. As of June 30, 2004, the Company had a negative net working capital of approximately $1,210,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

      On June 3, 2003, the Company elected to become a Business Development Company which is regulated under Section 54 of the Investment Company Act of 1940. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 30, 2003 and June 30, 2004 the Company sold 1,299,833,333 shares resulting in net proceeds of $1,376,500.

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

Conversion to Business Development Company

      The operating results for the six months ended June 30, 2004 and for the period from June 3, 2003 to June 30, 2003 reflect the Company's results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the period from January 1, 2003 to June 2, 2003 reflect the Company's results prior to operating as a business development company. Accounting principles used in the preparation of the financial statements for the interim periods are different and, therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

Stock-Based Compensation

      The Company had no stock options granted in 2004 and 2003. There was no stock-based compensation determined under the fair value method during the six months ended June 30, 2004 and 2003 and there is no difference between net loss as reported and proforma net loss.


2.    Investment in Celerity Systems, Inc. (A Nevada corporation)

      The following table represents Celerity NV's statement of operations for the six months ended June 30, 2004.


Sales                                                        $        --
Cost of Sales                                                         --
                                                             -----------
Gross loss                                                            --
General and administrative expenses                              134,772
                                                             -----------
Net loss                                                     $  (134,772)
                                                             ===========


      The following table represents Celerity NV's balance sheet as of June 30, 2004.

Accounts receivable, net                                     $    24,319
Inventories, net                                                 299,200
                                                             -----------
  Total current assets                                           323,519
Fixed assets, net                                                 60,433
Other                                                              1,600
                                                             -----------
Total assets                                                 $   385,552
                                                             ===========

Accounts payable                                             $   936,488
Other current liabilities                                         23,601
                                                             -----------
Total liabilities                                                960,089

Stockholders Deficit
Common stock                                                         250
Additional paid-in capital                                       499,750
Accumulated deficit                                           (1,074,637)
                                                             -----------
Total stockholder deficit                                       (574,537)
                                                             -----------
Total liabilities and stockholder deficiency                 $   385,552
                                                             ===========

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

      The education market, particularly the public schools segment, is a growing area. Celerity NV believes that its products and services are more effective than traditional VCR or analog media storage systems, and at a better cost.

      During the fourth quarter of 2003 an informal arrangement concerning a pending sale was terminated and the Company determined that a significant portion of the inventory was not salable. As a result during the fourth quarter of 2003 Celerity NV recorded a reserve adjustment of $1,068,870. The write down results from a lower of cost of market valuation on certain parts and finished goods. Without additional sales, there is a substantial risk that Celerity NV will need to terminate its operations.

      The Company charges Celerity NV for salaries and benefits and a portion of costs as a facility charge. During the first six months of 2004, the Company advanced $224,961 to Celerity NV to fund operations. This amount resulted in an unrealized loss on the investment in Celerity NV of $224,961 as reflected in the statement of operations of the Company as a BDC.

3.    Loss Per Share

      Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.

4.    Issuance of Convertible Debentures

      The long-term debt of the Company includes the following items:

                                            June 30, 2004    December 31, 2003
                                            --------------    ---------------

     4% convertible debentures               $      12,500     $       67,500
     5% convertible debentures - 2003            1,374,000          1,475,000
     5% convertible debentures - 2004              537,500                -0-
     10% secured convertible debenture             705,000          1,170,000
                                            --------------    ---------------
                                                 2,629,000          2,712,500
     Less:    Unamortized debt discount          (399,437)          (623,015)
                                            --------------    ---------------
     Long-term debt less current maturities $    2,229,563    $     2,089,485
                                            ==============    ===============

During the six months ended June 30, 2004 the Company issued 52,186,027 shares of its common stock upon the conversion of $91,000 of 5% convertible debentures
- 2003 and 50,392,120 shares of its common stock upon the conversion of $55,000 of 4% convertible debentures. These transactions have been treated as noncash investing and financing activities for the statement of cash flows.

5.    Dividend Income

      During the six month period ended June 30, 2004, the Company received $695,000 in proceeds from its investment in Yorkville Advisors Management, LLC and has recorded that these amounts as dividend income in the statement of operations. Since its investment in Yorkville Advisors Management, LLC on December 1, 2003, the Company has received a total of $760,000 in proceeds. Yorkville Advisors has no set dividend policy. Dividends are declared based on the discretion of the management of Yorkville Advisors.

6.    Judgments and Defaults Payable

      In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages will continue to accrue until the date a new registration statement becomes effective. The Company has accrued and unpaid liquidated damages of $249,400 at June 30, 2004.

      In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at June 30, 2004.

      On October 27, 2001, we defaulted on payment due of $100,000, plus accrued interest, on a certain unsecured note. We are seeking to make payment arrangements with this note holder.

      In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at June 30, 2004.

      In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.

7.    Common Stock

      During the six months ended June 30, 2004 the Company issued 145,000,000 shares of its common stock for cash proceeds in the amount of $200,000 to third party investors.

      The Company also completed a transaction with Eagle Broadband in which the Company purchased 140,598,524 shares of its common stock and a $350,000 convertible debenture from Eagle Broadband. The Company paid Eagle Broadband $662,308 for the purchase of these shares, ($189,808) for the retirement of the remaining $350,000 portion of a $500,000 convertible note held by Eagle Broadband, and $122,500, net of a gain on the settlement of debt of $39,979, for interest and penalties on these securities. The Company's Board of Directors has resolved to cancel the shares and make them available for issuance in the future.

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

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates in the preparation of our financial statements,
including  valuation  of  our  investments.   Management  relies  on  historical
experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

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

      Investment Valuation - Investments in equity securities are recorded at fair value, represented at cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investment that have no ready market, are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management's estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

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

      Going Concern - The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through June 30, 2004 the losses total approximately $43,303,000. As of June 30, 2004, the Company had a negative net working capital of approximately $1,210,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern. The Company's source of income during 2004 has been its minority investment in Yorkville Management Advisors, LLC. The Company's investment in the minority interest of Yorkville Management Advisors, LLC was made on December 1, 2003 and the Company has received $760,000 in dividend proceeds since that date.

Results of Operations

      Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Unrealized loss on investments

      Since the election to operate as a BDC the Company has recorded an unrealized loss on its investment in Celerity Systems-NV. This loss is comprised of two elements:

      Effect of recording advances at fair value                    $  567,082
      Effect of recording equity investments at fair value             500,000
                                                                    ----------
                                                                    $1,067,082
                                                                    ==========

      During the three month period ended June 30, 2004, Celerity NV recorded no sales or gross profit and other general and administrative expenses that resulted in a net loss of $53,404 for the period. During such period Celerity NV received parent company advances of $121,578 to fund its working capital requirements. Management recorded a write-down of the Company's advances since without additional sales, there is a substantial risk that NV will need to terminate its operations.

      Dividend Income

      During the three month period ended June 30, 2004 the Company received $350,000 in proceeds from its investment in Yorkville Advisors Management, LLC, which has been recorded as dividend income in the statement of operations. Since its investment in Yorkville Advisors on December 1, 2003, the Company has received a total of $760,000 in proceeds. Yorkville Advisors has no set dividend policy. Dividends are declared based on the discretion of the management of Yorkville. This was the Company's only source of income for the three months ended June 30, 2004.

      Operating Expenses

      Operating expenses for the second quarter of 2004 were $135,785 compared to the second quarter of 2003 of $216,501. Operating expenses in the 2004 period included payroll expenses of approximately $21,000, and expenses for operating, legal, accounting and other professional services of approximately $19,000. Expenses were reduced in the 2004 period by the lack of non-recurring charges for corporate asset abandonment and state sales and use tax assessments equaling approximately $91,000.

      Amortization Of Debt Offering Costs

      Amortization of debt offering costs for the second quarter of 2004 was $11,863 compared to $44,088 in same period of 2003. This cost for the 2003 period was due to the reduction of debt instruments and the related cost associated with them.

      Beneficial Conversion Feature - Convertible Notes

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $48,252 and $111,752 for the three months ended June 30, 2004 and 2003, respectively. This decrease results primarily from the conversion of certain debt to equity issued in 2003 which caused full recognition of the related beneficial conversion feature in this period compared to the longer amortization period for debt not converted.

      Interest Expense

      Interest expense for the three months ended June 30, 2004 was $43,819 compared to $110,517 for the same period in 2003. This reduction is principally from the lower level of debt ($1,700,000 average balance) at June 30, 2004 as compared to the same period in 2003 ($3,100,000 average balance).

      Settlement Of Debt

      For the three months ended June 30, 2004, the Company settled certain trade and notes payables wherein the total amount due was reduced by $39,979 compared to $34,933 for the three months ended June 30, 2003.

      Net Income Attributable to Common Stockholders

      As a result of the foregoing, Celerity had a net income of $28,682, or $0.00 per share, for the three months ended June 30, 2004 compared to a net loss of $447,925, or $0.00 per share, for the three months ended June 30, 2003.

      Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Unrealized loss on investments

      Since the election to operate as a BDC the Company has recorded an unrealized loss on its investment in Celerity Systems-NV. This loss is comprised of two elements:

       Effect of recording advances at fair value                 $   567,082
       Effect of recording equity investments at fair value           500,000
                                                                  -----------
                                                                  $ 1,067,082
                                                                  ===========

      During the six month period ended June 30, 2004, Celerity NV recorded no sales or gross profit and other general and administrative expenses that resulted in a net loss of $186,033 for the period. During such period Celerity NV received parent company advances of $224,961 to fund its working capital requirements. Management recorded a write-down of the Company's advances since without additional sales, there is a substantial risk that NV will not be able to continue operation.

      Dividend Income

      During the six month period ended June 30, 2004 the Company received $695,000 in proceeds from its investment in Yorkville Advisors which has been recorded as dividend income in the statement of operations. Since its investment in Yorkville Advisors on December 1, 2003, the Company has received a total of $760,000 in proceeds. Yorkville Advisors has no set dividend policy. Dividends are declared based on the discretion of the management of Yorkville Advisors. This was the Company's only source of income for the six months ended June 30, 2004.

      Operating Expenses

      Operating expenses for the first six months of 2004 were $332,574 compared to the first six months of 2003 of $376,294. Operating expenses in the 2004 period included payroll expenses of approximately $56,000 and expenses for operating, legal, accounting and other professional services of approximately $13,000. Expenses were reduced in the 2004 period by the lack of non-recurring charges for corporate asset abandonment and state sales and use tax assessments of approximately $91,000.

      Amortization Of Debt Offering Costs

      Amortization of debt offering costs for the first six months of 2004 was $48,987 compared to $85,705 in same period of 2003. This cost for the 2003 period was due to the reduction of debt instruments and the related cost associated with them.

      Beneficial Conversion Feature - Convertible Notes

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $223,578 and $180,830 for the six months ended June 30, 2004 and 2003, respectively. This increase results primarily from the conversion of certain debt to equity which causes full recognition of the related beneficial conversion feature in this period compared to the longer amortization period for debt not converted.

      Interest Expense

      Interest  expense  for the six  months  ended  June 30,  2004 was  $92,026 compared to $211,335 for the same period in 2003. This reduction is from liquidated damages incurred due to the late filing of certain registration statements resulting in a charge of $-0- in the first six months of 2004 compared to a charge of $28,520 in for the same period in 2003 and from the lower level of debt at June 30, 2004 ($1,700,000 average balance) as compared to the same period in 2003 ($3,100,000 average balance).

      Settlement Of Debt

      For the six months ended June 30, 2004, the Company settled certain trade and payables wherein the total amount due was reduced by $39,979 compared to a benefit of $197,750 for the same period in 2003.

      Net Loss Attributable To Common Stockholders

      As a result of the foregoing, Celerity had a net loss of $186,033, or $0.00 per share, for the six months ended June 30, 2004 compared to a net loss of $656,414, or $0.00 per share, for the six months ended June 30, 2003.

      Liquidity And Capital Resources

      The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $10,037 as of June 30, 2004 and $56,156 as of December 31, 2003. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that income from our investments generates enough proceeds to fund operations. In addition, our need for cash includes satisfying current liabilities of $1,225,217, consisting primarily of accounts payable of $519,627, accrued interest of $247,340 and judgments and defaults payable of $428,400, a judgment of $71,000 obtained by Veja Electronics, Inc. for breach of contract, and a judgment of $8,000 obtained by Del Rio Enterprises for non-payment of services. Additionally this also includes notes payable in default of $100,000 and liquidated damages resulting from the lack of filing a registration statement relating to certain convertible debentures of $249,400. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities or from proceeds from our investments to fund our ongoing operations and to satisfy the above obligations. We anticipate the dividend income from our investment in Yorkville Advisors Management will be sufficient to operate the Company. We currently do not have any commitments for funding.

      As discussed in the overview section, on June 3, 2003 the Company elected to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC the Company may sell shares of its common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 4, 2003 and June 30, 2004 the Company has sold 1,294,833,333 shares resulting in net proceeds of $1,366,500.

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

      During the six months ended June 30, 2004, we had a net decrease in cash of $46,119. Our sources and uses of funds were as follows:

      Cash provided by operating activities. We generated net cash of $217,808 in our operating activities in the six months ended June 30, 2004. Our net cash provided from operating activities resulted primarily from non-cash expenses of $509,050 related to the amortization of beneficial conversion feature of debt, amortization of debt offering costs and the unrealized loss on an investment. These non-cash items were directly offset due to the Company's net loss of $186,033.

      Cash used in investing activities. We used net cash of $231,619 in investing activities in the six months ended June 30, 2004 of which $224,961 was used to fund the operating activities of Celerity NV.

      Cash used in financing activities. We used $32,308 in net cash for financing activities, consisting primarily of principal payments on long-term debt of $475,000 and notes payable - related party of $105,000 and acquisition of treasury stock. This was offset to a large extent by proceeds from issuance of convertible debentures of $537,500 and issuance of common stock of $200,000.

      As of June 30, 2004 we had a negative net working capital of approximately $1,210,000. Celerity NV has ceased purchasing any material amount of inventory until inventory levels can be reduced and has reduced overhead expenses, which will have a favorable impact on cash required to fund the business. We had no significant capital spending or purchase commitments at June 30, 2004 other than a certain lease of corporate office space and the working capital needs of Celerity NV.

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

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's three months ended June 30, 2004, the Company's Principal Executive Officer/Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There is no pending litigation against us, other than those claims described below:

      o In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued us for breach of contract and is seeking damages in excess of $106,000. In June 2003, a judgment was entered against the Company in the amount of $76,000, which has been accrued by the Company.

      o On October 27, 2001, we defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. Written demand has been received from one of the two note holders. We are seeking to make arrangements with these note holders.

      o On March 25, 2003, R R Donnelly & Sons sued the Company for a delinquent account. The action was brought in the Chancery Court for Knox County, Tennessee. In this action the plaintiff, R R Donnelly & Sons, has sued the Company for non-payment of invoices for printing services and is seeking $16,972. In September 2003, a default judgment was entered against the Company.

      o In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at June 30, 2004.

      o In addition, certain creditors have threatened litigation if not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the six months ended June 30, 2004 the Company issued 52,186,027 shares of its common stock upon the conversion of $91,000 of 5% convertible debentures - 2003 and 50,392,120 shares of its common stock upon the conversion of $55,000 of 4% convertible debentures.

      The Company also completed a transaction with Eagle Broadband in which the Company purchased 140,598,524 shares of its common stock and a $350,000 convertible debenture from Eagle Broadband. The Company paid Eagle Broadband $662,308 for the purchase of these shares and for the retirement of the remaining $350,000 portion of a $500,000 convertible note held by Eagle Broadband. The Company's Board of Directors has resolved to cancel the shares and make them available for issuance in the future.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      On October 27, 2001, we defaulted on payments due of $150,000, of which $100,000 is remaining unpaid, plus accrued interest, on certain unsecured notes. We are seeking to make arrangements with this note holder.

      The Company is in default on $942,500 of convertible debentures for failure to file an effective registration statement.

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

Date:    August 18, 2004                        CELERITY SYSTEMS, INC.

                                                By:  /s/ Robert Legnosky
                                                     --------------------------
                                                     Robert Legnosky, President