Form 10-Q/A
period 2004-06-30
CELERITY SYSTEMS INC
filed 2004-08-24
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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
                                                                         ============    ============


         The accompanying notes are an integral part of these condensed financial statements



            CELERITY SYSTEMS, INC.
            Condensed Statements of Operations
            Unaudited
                                                              Prior to                                                Prior to
                                                              Becoming                                                Becoming
                          As a Business    As a Business      Business         As a Business     As a Business        Business
                         Development Co.  Development Co.  Development Co.    Development Co.   Development Co.    Development Co.
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
                           Three Months    Period from       Period from        Six Months        Period from        Period from
                              Ended      June 3, 2003 to   April 1, 2003 to        Ended        June 3, 2003 to   January 1, 2003 to
                          June 30, 2004   June 30, 2003     June 2, 2003       June 30, 2004     June 30, 2003       June 2, 2003
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------

Unrealized loss
 on investments          $      (121,578) $            --  $            --    $      (224,961)  $            --    $            --
Dividend income
 - related party                 350,000               --               --            695,000                --                 --
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
                                 228,422               --               --            470,039                --                 --
   General and
    administrative
    expenses                     135,785           74,811          141,690            332,574            74,811            301,483
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
     Operating income
      (loss) -
      related party               92,637          (74,811)        (141,690)           137,465           (74,811)          (301,483)
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
Other income (expense)
   Amortization of
    debt offering costs          (11,863)           9,357          (53,445)           (48,987)            9,357            (95,062)
   Beneficial
    conversion feature
    - convertible
    debentures                   (48,252)          15,250         (127,002)          (223,578)           15,250           (196,080)
   Interest expense              (43,819)          (8,933)        (101,584)           (92,026)           (8,933)          (202,402)
   Settlement of debt             39,979           21,655           13,278             39,979            21,655            176,095
   Other income                    1,114
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
Total other
 income (expense)                (63,955)          37,329         (268,753)          (323,498)           37,329           (317,449)
                         ---------------  ---------------  ---------------    ---------------   ---------------    ---------------
  Net income (loss)
  attributable to
  common shareholders    $        28,682  $       (37,482) $      (410,443)   $      (186,033)  $       (37,482)   $      (618,932)
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

Date:    August 23, 2004                        CELERITY SYSTEMS, INC.

                                                By:  /s/ Robert Legnosky
                                                     --------------------------
                                                     Robert Legnosky, President