Form 10-Q
period 2004-09-30
CELERITY SYSTEMS INC
filed 2004-11-12
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of
    Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 814-00631

                             CELERITY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 52-2050585
---------------------------------------------         ------------------
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
                              or Organization)        Identification No.)

122 Perimeter Park Drive, Knoxville, Tennessee               37922
----------------------------------------------            ---------
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

                                 Yes |_| No |X|

      There were 4,737,126,452 shares of common Stock outstanding as of October 27, 2004.

                                     PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 CELERITY SYSTEMS, INC.
 Condensed Balance Sheets

                                                                                (unaudited)
                                                                                September 30,    December 31,
                                                                                   2004            2003
                                                                                ------------    ------------
Assets

  Cash                                                                           $    27,537     $    56,156
  Other current assets                                                                16,144           6,764
                                                                                ------------    ------------
        Total current assets                                                          43,681          62,920
                                                                                ------------    ------------

Fixed assets, net                                                                     38,575          38,317
Investment in Yorkville Advisors Management, LLC, at cost which
   approximates fair value                                                         5,240,000       5,240,000
Investment in and advances to Celerity Systems-NV, at fair value                          --              --
Debt offering costs, net                                                             100,762         165,903
                                                                                ------------    ------------

     Total assets                                                                $ 5,423,018     $ 5,507,140
                                                                                ============    ============

Liabilities and Stockholders' Equity

Accounts payable                                                                 $   489,763     $   463,552
Judgments and defaults payable (including $213,400 to a related party)               428,400         570,781
Accrued interest ( including $171,516 and $126,416 to a related party)               274,137         270,746
Notes payable - related party                                                         10,000         115,000
Other current liabilities                                                             12,551          16,867
                                                                                ------------    ------------

     Total current liabilities                                                     1,214,851       1,436,946

Convertible debentures - related party, net                                          544,614         570,727
Convertible debentures, net                                                        1,698,950       1,518,758
                                                                                ------------    ------------
                                                                                   2,243,564       2,089,485
                                                                                ------------    ------------

     Total liabilities                                                             3,458,415       3,526,431
                                                                                ------------    ------------

Commitments and contingencies                                                             --              --

Stockholders' Equity
Common stock, $.001 par value, 5,000,000,000 shares authorized, 4,737,126,452 issued and outstanding at September 30, 2004 and
     4,553,473,409 issued and outstanding at December 31, 2003                     4,737,126       4,553,473
Additional paid-in capital                                                        40,599,551      40,544,690
Net unrealized depreciation on investments                                        (1,075,223)       (842,121)
Accumulated deficit                                                              (42,296,851)    (42,275,333)
                                                                                ------------    ------------
     Total stockholders' equity                                                    1,964,603       1,980,709
                                                                                ------------    ------------

     Total liabilities and stockholders' equity                                  $ 5,423,018     $ 5,507,140
                                                                                ============    ============

The accompanying notes are an integral part of these condensed financial statements

 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited

                                                                                                                   Prior to Becoming
                                            As a Business     As a Business     As a Business      As a Business        Business
                                            Development       Development       Development        Development        Development
                                               Company           Company           Company            Company            Company
                                          ---------------    ---------------    ---------------   ---------------    ---------------
                                             Three Months     Three Months       Nine Months        Period from       Period from
                                                Ended            Ended             Ended           June 3, 2003 to  January 1, 2003
                                             September 30,     September 30,     September 30,     September 30,       to June 2,
                                                2004              2003              2004                2003              2003
                                            ---------------    -------------    ---------------    -------------    -------------
  Unrealized loss on investments            $        (8,141)   $          --    $      (233,103)   $          --    $          --
  Dividend income - related party                   260,000          955,000                                  --               --
                                            ---------------    -------------    ---------------    -------------    -------------
                                                    251,859               --            721,897               --               --
     General and administrative expenses            181,684          107,644            514,212          152,571          301,483
                                            ---------------    -------------    ---------------    -------------    -------------
           Operating income (loss)                   70,175         (107,644)           207,685         (152,571)        (301,483)
  Other income (expense)
     Amortization of debt offering costs            (16,154)        (261,710)           (65,141)        (252,353)         (95,062)
     Beneficial conversion feature -               (354,701)        (196,080)
     convertible debentures                         (35,688)        (369,951)          (259,266)        (227,292)        (202,402)
     Interest expense                               (88,183)        (218,359)          (180,208)         525,157          176,095
     Settlement of debt                               1,218          525,157             41,196
     Other income                                                                         1,114
                                            ---------------    -------------    ---------------    -------------    -------------
  Total other income (expense)                     (138,807)        (324,863)          (462,305)        (309,189)        (317,449)
                                            ---------------    -------------    ---------------    -------------    -------------
   Net income (loss) attributable to
        common shareholders                 $       (68,632)   $    (432,507)   $      (254,620)   $    (461,760)   $    (618,932)
                                            ===============    =============    ===============    =============    =============

Loss per common share, basic and diluted
Net loss per common share attributable to
     common shareholders                    $            --    $          --    $            --    $          --    $          --
                                            ===============    =============    ===============    =============    =============

   Weighted average shares outstanding -
        basic and diluted                     4,672,900,005      812,340,803      4,719,002,971      738,532,286      283,614,763
                                            ===============    =============    ===============    =============    =============

The accompanying notes are an integral part of these condensed financial statements

 CELERITY SYSTEMS, INC.
 Condensed Statements of Cash Flows
 Unaudited

                                                                                                                Prior to
                                                                                                                becoming a
                                                                             As a Business     As a Business     Business
                                                                              Development       Development      Development
                                                                               Company          Company          Company
                                                                              ---------        ---------        ---------
                                                                             Nine Months     Period from       Period from
                                                                               Ended       June 3, 2003 to   January 1, 2003
                                                                            September 30,    September 30,     to June 2,
                                                                                2004               2003            2003
                                                                              ---------        ---------        ---------
Cash flows from operating activities:
   Net loss                                                                   $(254,620)       $(461,760)       $(618,932)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
            Settlement of debt                                                    1,218         (534,384)        (176,095)
            Unrealized loss on investments                                      233,103          280,858
            Depreciation and amortization                                         6,400               --           17,289
            Abandonment of fixed assets                                                                            46,561
            Beneficial conversion - convertible notes                           311,579          354,701          196,080
            Amortization of debt offering costs                                  65,141          252,353           94,063
            Changes in operating assets and liabilities:
                Other current assets                                             (9,380)         (10,733)         (34,322)
                Accounts payable                                                 26,211            7,463          154,541
                Judgments and defaults payable                                 (142,381)                               --
                Accrued interest                                                  2,174                                --
                Other current liabilities                                        (4,318)          (8,479)           8,479
                                                                              ---------        ---------        ---------
         Net cash provided by (used in) operating activities                    235,127         (119,981)        (312,336)

Cash flows from investing activities:
   Purchase of fixed assets                                                      (6,658)                               --
   Advances to Celerity Systems-NV                                             (233,102)        (280,858)
                                                                              ---------        ---------        ---------
                    Net cash used in investing activities                      (239,760)        (280,858)              --

Cash flows from financing activities:
   Proceeds from notes payable - related party                                                    20,000           25,000
   Payments on  notes payable - related party                                  (105,000)                               --
   Proceeds from convertible debentures                                         537,500           81,955          283,500
   Principal payments on debt                                                  (475,000)                               --
   Financing and debt issuance costs                                                 --          (15,500)
   Acquisition of treasury stock                                               (189,808)
   Proceeds from issuance of common stock                                       208,322          428,500               --
                                                                              ---------        ---------        ---------
                    Net cash (used in) provided by financing activities         (23,986)         514,955          308,500

Net increase (decrease) in cash                                                 (28,619)         114,116           (3,836)
Cash, beginning of period                                                        56,156            1,176            5,012
                                                                              ---------        ---------        ---------

Cash, end of period                                                           $  27,537        $ 115,292        $   1,176
                                                                              =========        =========        =========

Cash paid for:
     Interest                                                                 $ 201,285        $      --        $      --
                                                                              ---------        ---------        ---------
     Taxes (State franchise taxes)                                            $   1,450        $      --        $      --
                                                                              =========        =========        =========

The accompanying notes are an integral part of these condensed financial statements

 CELERITY SYSTEMS, INC.
 Condensed Statement of Changes in Stockholders' Equity
 Unaudited


                                                                              Common Stock                   Additional
                                                                   ---------------------------------          Paid-In
                                                                       Shares              Amount             Capital
                                                                   --------------      --------------      --------------
Balance, December 31, 2003                                          4,553,473,409      $    4,553,473      $   40,544,690

Issuance of common stock                                              140,000,000             140,000              68,322
Conversion of convertible debentures to shares of common stock        184,251,567             184,251              35,749
Acquisition of treasury stock
Retirement of treasury stock                                         (140,598,524)           (140,598)            (49,210)
Net income (loss)

                                                                   --------------      --------------      --------------
Balance, September 30, 2004                                         4,737,126,452      $    4,737,126      $   40,599,551
                                                                   ==============      ==============      ==============


                                                                                 Net Unrealized                       Total
                                                                   Treasury       Depreciation    Accumulated      Stockholders'
                                                                    Stock        on Investments     Deficit            Equity
                                                                --------------   --------------  --------------    --------------
Balance, December 31, 2003                                      $           --   $     (842,121) $  (42,275,333)   $    1,980,709

Issuance of common stock                                                                                                  208,322
Conversion of convertible debentures to shares of common stock                                                            220,000
Acquisition of treasury stock                                         (189,808)                                          (189,808)
Retirement of treasury stock                                           189,808                                                 --
Net income (loss)                                                                      (233,102)        (21,518)         (254,620)

                                                                --------------   --------------  --------------    --------------
Balance, September 30, 2004                                     $           --   $   (1,075,223) $  (42,296,851)   $    1,964,603
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

1. PRESENTATION OF UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10K of the Company as of and for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform with the September 30, 2004 financial statement presentation.

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

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through September 30, 2004 the losses total approximately $43,372,000. As of September 30, 2004, the Company had a negative net working capital of approximately $1,171,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

      On June 3, 2003, the Company elected to become a Business Development Company which is regulated under Section 54 of the Investment Company Act of 1940. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 30, 2003 and September 30, 2004 the Company sold 1,299,833,333 shares resulting in net proceeds of $1,376,500.

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

      CONVERSION TO BUSINESS DEVELOPMENT COMPANY

      The operating results for the nine months ended September 30, 2004 and for the period from June 3, 2003 to September 30, 2003 reflect the Company's results as a business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the period from January 1, 2003 to June 2, 2003 reflect the Company's results prior to operating as a business development company. Accounting principles used in the preparation of the financial statements for the interim periods ended September 30, 2004 and September 30, 2003 and the financial statements for the interim periods are different and, therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

      STOCK-BASED COMPENSATION

      The Company had no stock options granted in 2004 and 2003. 1,500,000 shares valued at approximately $2,250 were authorized to be issued as stock-based compensation determined under the fair value method during the nine months ended September 30, 2004 (none in 2003).

2. INVESTMENT IN CELERITY SYSTEMS, INC. (A NEVADA CORPORATION)

      The following table represents Celerity NV's statement of operations for the nine months ended September 30, 2004.

       Sales                                                        $        --
       Cost of Sales
                                                                             --
                                                                    -----------
       Gross loss                                                            --
       General and administrative expenses                              214,221
                                                                    ------------
       Net loss                                                     $  (214,221)
                                                                    ===========

      The following table represents Celerity NV's balance sheet as of September 30, 2004.

       Total current assets                                         $
                                                                    ------------
       Total assets                                                 $        -0-

       Accounts payable                                             $     72,763
       Advances from Celerity Systems, Inc.
                                                                         575,223
       Other current liabilities                                          6,000
                                                                    ------------
       Total liabilities
                                                                         653,986
                                                                    ------------

       Stockholder Deficiency
       Common stock
                                                                             250
       Additional paid-in capital                                        499,750
       Accumulated deficiency                                       ( 1,153,986)
                                                                    ------------
       Total stockholder deficiency                                  (  653,986)
                                                                    ------------
       Total liabilities and stockholder deficiency                 $        -0-
                                                                    ============

      Celerity NV developed and manufactured, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. Celerity NV also provided a comprehensive content package for education users with over 1,300 titles available. Due to a lack of profitable operations, Celerity NV has decided to terminate its operations and orderly liquidate its interactive video business. As a result Celerity NV recorded reserve adjustments aggregating $1,882,000. These write downs result from a cost recovery approach to valuation of the business assets.

      The Company has charged Celerity NV for salaries and benefits and a portion of costs as a facility charge. During the first nine months of 2004, the Company advanced $233,103 to Celerity NV to fund operations. This amount resulted in an unrealized depreciation on the investment in Celerity NV of $233,103 as reflected in the statement of operations of the Company as a BDC.

3. LOSS PER SHARE

      Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.

4. ISSUANCE OF CONVERTIBLE DEBENTURES

      The long-term debt of the Company includes the following items:

                                           September 30,  December 31,
                                               2004            2003
                                           -----------      ----------
4% convertible debentures                  $    12,500      $   67,500
5% convertible debentures - 2003             1,300,000       1,475,000
5% convertible debentures - 2004               537,500             -0-
10% secured convertible debenture              705,000       1,170,000
                                           -----------      ----------
                                             2,555,000       2,712,500
Less:Unamortized debt discount                (311,436)       (623,015)
                                           -----------      ----------
Long-term debt less current maturities     $ 2,243,564      $2,089,485
                                           ===========      ==========

During the nine months ended September 30, 2004 the Company issued 133,859,447 shares of its common stock upon the conversion of $165,000 of 5% convertible debentures - 2003 and 50,392,120 shares of its common stock upon the conversion of $55,000 of 4% convertible debentures. These transactions have been accounted for as non-cash investing and financing activities for the statement of cash flows.

5. DIVIDEND INCOME

      During the nine month period ended September 30, 2004 the company received $955,000 in proceeds from its investment in Yorkville Advisors Management, LLC and has recorded the amounts as dividend income in the statement of operations. Since its investment in Yorkville Advisors Management, LLC on December 1, 2003, the Company has received a total of $1,020,000 in proceeds. Yorkville Advisors has no set dividend policy. Dividends are declared based on the discretion of the management of Yorkville Advisors.

6. JUDGMENTS AND DEFAULTS PAYABLE

      In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages continued to accrue until one year from the issuance date of the convertible debentures. The Company has accrued and unpaid liquidated damages of $249,400 at September 30, 2004.

      In December, 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at September 30, 2004.

      On October 27, 2001, we defaulted on payment due of $100,000, plus accrued interest, on a certain unsecured note. We have made arrangements for the payment of this obligation and it was paid in full in October 2004.

      In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at September 30, 2004.

7. LITIGATION

      On September 20, 2004, Joseph Banta, et al. filed an action in the United States District Court for the Eastern District of Tennessee at Knoxville, Tennessee in the amount of approximately $60,000 for non-payment of salaries and benefits during a two-month period in 2002. The Company has accrued costs for these claims and will vigorously defend against any further liability.

      In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.

8. COMMON STOCK

      During the nine months ended September 30, 2004 the Company issued 140,000,000 shares of its common stock for cash proceeds in the amount of $193,500 to third party investors.

      The Company also completed a transaction with Eagle Broadband in which the Company purchased 140,598,524 shares of its common stock and repaid a $350,000 convertible debenture from Eagle Broadband. The Company paid Eagle Broadband $662,308 for the purchase of these shares ($189,808) for the retirement of the remaining $350,000 portion of a $500,000 convertible note held by Eagle Broadband and $122,500, net of a gain on the settlement of debt of $39,797, for interest and penalties on these securities. The Company's Board of Directors has approved a motion to cancel the shares and make them available for issuance in the future.

9. SUBSEQUENT EVENT

      On October 13, 2004 the Company's Board of Directors approved a plan to buyback up to 500,000,000 shares of the Company's common stock on the open market over the next twelve months.

      On November 4, 2004, the Company's subsidiary Celerity NV entered into an asset purchase agreement with Escent Systems, Inc. ("Escent"). Under the agreement Escent purchased all of the inventory associated with the digital set box business by giving Celerity NV a 25% equity ownership interest in Escent. In addition, Celerity NV provided Escent with $15,000 in cash for its working capital needs. Escent will provide the digital set top box business clients with customer and technical support and will use its reasonable best efforts to engage content providers to service these clients.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

INTRODUCTORY STATEMENTS

      Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding, among other things,
(a) our company's projected sales and profitability, (b) our company's growth strategies, (c) anticipated trends in our company's industry, (d) our company's future financing plans and (e) our Company's anticipated needs for working capital. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," "expects," and similar words are intended to identify forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-K for the year ended December 31, 2003. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, demand for the Company's products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

      On May 20, 2003, the Company formed a subsidiary, Celerity Systems, Inc. (a Nevada corporation), ("Celerity NV"). The assets and liabilities related to the existing interactive video business were transferred to Celerity NV for 100% of the common stock. As this subsidiary is not an investment company, after June 2, 2003 it is not consolidated with the parent company. The Company's investment in Celerity NV is recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation respectively. As described in Note 8 to the Unaudited Condensed Financial Statements, on November 4, 2004, Celerity NV has agreed to sell its set top box business to Escent Systems, Inc. for a 25% equity ownership in Escent.

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

      Going Concern - The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of asset and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January 1993 through September 30, 2004, the losses total approximately $43,372,000. As of September 30, 2004, the Company has a negative net working capital of approximately $1,171,000. These factors taken together with the lack of sales and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern. The Company's source of income during 2004 has been its minority investment in Yorkville Management Advisors, LLC. The Company's investment in the minority interest of Yorkville Management Advisors, LLC was made on December 1, 2003 and the Company has received $1,020,000 in dividend proceeds since that date.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      UNREALIZED LOSS ON INVESTMENTS

      Since the election to operate as a BDC the Company has recorded an unrealized loss on its investment in Celerity Systems-NV. This loss is comprised of two elements:

        Effect of recording advances at fair value                   $   575,223
        Effect of recording equity investments at fair value             500,000
                                                                    ------------
                                                                     $ 1,075,223

      During the three month period ended September 30, 2004, Celerity NV recorded no sales or gross profit other than partial liquidation of inventories and other general and administrative expenses that resulted in a net loss of $79,448 for the period. During such period Celerity NV received advances from the Company of $8,141 to fund its working capital requirements. Management recorded a write-down of the Company's advances since the Company has decided to terminate its operations through an orderly liquidation of the business.

      DIVIDEND INCOME

      During the three month period ended September 30, 2004 the company received $260,000 in proceeds from its investment in Yorkville Advisors which has been recorded as dividend income in the statement of operations. Since its investment in Yorkville Advisors on December 1, 2003, the Company has received a total of $1,020,000 in proceeds. Yorkville Advisors has no set dividend policy. Dividends are declared based on the discretion of the management of Yorkville Advisors.

      OPERATING EXPENSES

      Operating expenses for the third quarter of 2004 were $181,684 compared to the third quarter of 2003 of $107,644. Increased operating expenses in 2004 can be attributed to higher personnel expenses of approximately $20,000 and expenses for operating, legal, accounting and other professional services of approximately $54,000. Expenses were generally higher in 2004 due to the increased activity by personnel and general operating levels especially professional services and facilities charges.

      AMORTIZATION OF DEBT OFFERING COSTS

      Amortization of debt offering costs for the third quarter of 2004 was $16,154 compared to $261,710 in same period of 2003. This cost for the 2003 period was due to the reduction of debt instruments and the related write off of cost associated with them.

      BENEFICIAL CONVERSION FEATURE - CONVERTIBLE NOTES

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $35,688 and $369,951 for the three months ended September 30, 2004 and 2003, respectively. This decrease results primarily from the conversion of certain debt to equity issued in 2003 which caused full recognition of the cost of the related beneficial conversion feature in this period compared to the normally longer amortization period for debt not converted.

      INTEREST EXPENSE

      Interest expense for the three months ended September 30, 2004 was $88,183 compared to $218,359 for the same period in 2003. The reduction from 2003 is due primarily to the amount of liquidating damages ($146,540) recorded on the default of certain outstanding debentures in 2003.

      SETTLEMENT OF DEBT

      For the three months ended September 30, 2004, the Company settled certain trade and notes payables wherein the total amount due was reduced by $1,218 compared to $525,157 for the three months ended September 30, 2003.

      NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

      As a result of the foregoing, Celerity had a net loss of $68,632, or $0.00 per share, for the three months ended September 30, 2004 compared to a net loss of $432,507, or $0.00 per share, for the three months ended September 30, 2003.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      UNREALIZED LOSS ON INVESTMENTS

      Since the election to operate as a BDC the Company has recorded an unrealized loss on its investment in Celerity Systems-NV. This loss is comprised of two elements:

        Effect of recording advances at fair value                   $   575,223
        Effect of recording equity investments at fair value
                                                                         500,000
                                                                    ------------
                                                                     $ 1,075,223
                                                                    ============

      During the nine month period ended September 30, 2004, Celerity NV recorded no sales or gross profit other thaN partial liquidation of inventories and other general and administrative expenses that resulted in a net loss of $214,223 for the period. During such period Celerity NV received advances from the Company of $233,103 (net of cash recoveries from liquidation of inventories of $61,015) to fund its working capital requirements. Management recorded a write-down of the Company's advances since the Company has decided to terminate its operations through an orderly liquidation of the business.

      DIVIDEND INCOME

      During the nine month period ended September 30, 2004 the Company received $955,000 in proceeds from its investment in Yorkville Advisors which has been recorded as dividend income in the statement of operations. Since its investment in Yorkville Advisors on December 1, 2003, the Company has received a total of $1,020,000 in proceeds. Yorkville Advisors has no set dividend policy. Dividends are declared based on the discretion of the management of Yorkville Advisors. This was the Company's only source of income for the nine months ended September 30, 2004.

      OPERATING EXPENSES

      Operating expenses for the first nine months of 2004 were $514,212 compared to the first nine months of 2003 of $454,054. Increased operating expenses in 2004 can be attributed to higher personnel expenses of approximately $81,000 and expenses for operating, legal, accounting and other professional services of approximately $71,000. Increased expenses in 2004 were offset by not having the non-recurring charges for corporate asset abandonment and state sales and use tax assessments of approximately $91,000 that were incurred in 2003.

      AMORTIZATION OF DEBT OFFERING COSTS

      Amortization of debt offering costs for the first nine months of 2004 was $65,141 compared to $347,415 in same period of 2003. This cost for the 2003 period was due to the reduction of debt instruments and the write off of the related cost associated with them.

      BENEFICIAL CONVERSION FEATURE - CONVERTIBLE NOTES

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $259,266 and $354,701 for the nine months ended September 30, 2004 and 2003, respectively. This decrease results primarily from the conversion of certain debt to equity in 2003 that caused full recognition of the cost of the related beneficial conversion feature in the 2003 period compared to the normally longer amortization period for debt not converted.

      INTEREST EXPENSE

      Interest expense for the nine months ended September 30, 2004 was $180,208 compared to $429,694 for the same period in 2003. This reduction is from two areas. First, liquidated damages incurred due to the late filing of certain registration statements resulting in a charge of $-0- in the first nine months of 2004 compared to a charge of $175,060 in for the same period in 2003. Second, the lesser interest expense resulted from the lower level of debt at September 30, 2004 ($1,860,000 average balance) as compared to the same period in 2003 ($3,100,000 average balance).

      SETTLEMENT OF DEBT

      For the nine months ended September 30, 2004, the Company settled certain trade and notes payables wherein the total amount due was reduced by $41,196 compared to a benefit of $701,252 for the same period in 2003.

      NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

      As a result of the foregoing, Celerity had a net loss of $254,620, or $0.00 per share, for the nine months ended September 30, 2004 compared to a net loss of $1,080,692, or $0.00 per share, for the nine months ended September 30, 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $27,537 as of September 30, 2004 and $56,156 as of December 31, 2003. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that consistent income from our investments generates enough proceeds to fund operations. In addition, our need for cash includes satisfying current liabilities of $1,214,851, consisting primarily of accounts payable of $489,763, accrued interest of $274,137 and judgments and defaults payable of $428,400, including a judgment of $71,000 obtained by Veja Electronics, Inc. for breach of contract and a judgment of $8,000 obtained by Del Rio Enterprises for non-payment of services. Additionally this also includes notes payable in default of $100,000 and liquidated damages of $249,000 resulting from the lack of filing a registration statement relating to certain convertible debentures. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities or from proceeds from our investments to fund our ongoing operations and to satisfy the above obligations. We anticipate the dividend income from our investment in Yorkville Advisors Management will be sufficient to operate the Company. We currently do not have any commitments for funding.

      As discussed in the overview section, on September 3, 2003 the Company elected to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC the Company may sell shares of its common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On September 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between September 4, 2003 and September 30, 2004 the Company has sold 1,294,833,333 shares resulting in net proceeds of $1,366,500.

      We are also looking at several other options in terms of improving our cash shortage. We are continuing to seek to arrange financing, including possible strategic investment opportunities or opportunities to sell some or all of our assets and business. We have granted a security interest in our personal property to the investors in the 10% convertible debentures issued in 2002. Such security interests may hinder our efforts to obtain financing. The lack of revenues or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to maintain a full-scale level of operations.

      On October 13, 2004 the Company's Board of Directors approved a plan to buyback up to 500,000,000 shares of the Company's common stock on the open market over the next twelve months.

      During the nine months ended September 30, 2004, we had a net decrease in cash of $28,619. Our sources and uses of funds were as follows:

      CASH PROVIDED BY OPERATING ACTIVITIES. We generated net cash of $235,127 in our operating activities in the nine months ended September 30, 2004. Our net cash provided from operating activities resulted primarily from non-cash expenses of $609,822 related to the amortization of beneficial conversion feature of debt, amortization of debt offering costs and the unrealized loss on an investment. These non-cash items were directly offset due to the Company's net loss of $254,620.

      CASH USED IN INVESTING ACTIVITIES. We used net cash of $239,760 in investing activities in the nine months ended September 30, 2004 of which $233,102 was used to fund the operating activities of Celerity NV.

      CASH USED IN FINANCING ACTIVITIES. We used $23,986 in net cash for financing activities, consisting primarily of principal payments on long-term debt of $475,000 and notes payable - related party of $105,000 and acquisition of treasury stock. This was partially offset by proceeds from issuance of convertible debentures of $537,500 and issuance of common stock of $208,322.

      As of September 30, 2004 we had a negative net working capital of approximately $1,171,000. Celerity NV has ceased operations and is selling its business and assets in an orderly liquidation and has reduced overhead expenses, which will have a favorable impact on cash required to fund the business. We had no significant capital spending or purchase commitments at September 30, 2004 other than a certain lease of corporate office space and the funding of the working capital of Celerity NV.

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

ITEM 4. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the /Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed out internal controls, and there have been no significant changes in our internal controls or in other actors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's nine months ended September 30, 2004, the Company `s Principal Executive Officer/Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There is no pending litigation against us, other than those claims described below:

      o In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued us for breach of contract and is seeking damages in excess of $106,000 for products not received by us. During 2003, a judgment was rendered against the Company in the amount of $71,000.

      o On October 27, 2001, we defaulted on payments due of $100,000, plus accrued interest, on an unsecured note. Written demand has been received and we have made arrangements with the note holder. The obligation was paid in full in October 2004.

      o In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000.

      o On September 20, 2004, Joseph Banta, et al. filed an action in the United States District Court for the Eastern District of Tennessee at Knoxville, Tennessee in the amount of approximately $60,000 for non-payment of salaries and benefits during a two-month period in 2002. The Company has accrued costs for these claims and will vigorously defend against any further liability.

      o In addition, certain creditors have threatened litigation if not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the nine months ended September 30, 2004, the Company issued 133,859,447 shares of its common stock upon the conversion of $165,000 of 5% convertible debentures - 2003 and 50,392,120 shares of its common stock upon the conversion of $55,000 of 4% convertible debentures.

      The Company also completed a transaction with Eagle Broadband in which the Company purchased 140,598,524 shares of its common stock and repaid a $350,000 convertible debenture from Eagle Broadband. The Company paid Eagle Broadband $662,308 for the purchase of these shares ($189,808) for the retirement of the remaining $350,000 portion of a $500,000 convertible note held by Eagle Broadband and $122,500, net of a gain on the settlement of debt of $39,797, for interest and penalties on these securities. The Company's Board of Directors has approved a motion to cancel the shares and make them available for issuance in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On October 27, 2001, we defaulted on payments due of $100,000, plus accrued interest, on an unsecured note. Written demand has been received and we have made arrangements with the note holder. The obligation was fully satisfied in October 2004.

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

Date: November 12, 2004                   CELERITY SYSTEMS, INC.

                                          By:/s/ Robert Legnosky
                                             -----------------------------------
                                             Robert Legnosky
                                             Chief Executive Officer and
                                             Interim Chief Financial Officer