Form 10-Q/A
period 2004-09-30
CELERITY SYSTEMS INC
filed 2004-11-12
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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
                                                                                ============    ============

The accompanying notes are an integral part of these condensed financial statements

 CELERITY SYSTEMS, INC.
 Condensed Statements of Operations
 Unaudited

                                                                                                                   Prior to Becoming
                                            As a Business     As a Business     As a Business      As a Business       a Business
                                            Development       Development       Development        Development        Development
                                               Company           Company           Company            Company            Company
                                          ---------------    ---------------    ---------------   ---------------    ---------------
                                             Three Months     Three Months       Nine Months        Period from       Period from
                                                Ended            Ended             Ended           June 3, 2003 to  January 1, 2003
                                             September 30,     September 30,     September 30,     September 30,       to June 2,
                                                2004              2003              2004                2003              2003
                                            ---------------    -------------    ---------------    -------------    -------------
  Unrealized loss on investments            $        (8,141)   $          --    $      (233,103)   $          --    $          --
  Dividend income - related party                   260,000               --            955,000               --               --
                                            ---------------    -------------    ---------------    -------------    -------------
                                                    251,859               --            721,897               --               --
     General and administrative expenses            181,684          107,644            514,212          152,571          301,483
                                            ---------------    -------------    ---------------    -------------    -------------
           Operating income (loss)                   70,175         (107,644)           207,685         (152,571)        (301,483)
  Other income (expense)
     Amortization of debt offering costs            (16,154)        (261,710)           (65,141)        (252,353)         (95,062)
     Beneficial conversion feature -
     convertible debentures                         (35,688)        (369,951)          (259,266)         (35,701)        (196,080)
     Interest expense                               (88,183)        (218,359)          (180,208)        (227,292)        (202,402)
     Settlement of debt                               1,218          525,157             41,196          525,157          176,095
     Other income                                                                         1,114
                                            ---------------    -------------    ---------------    -------------    -------------
  Total other income (expense)                     (138,807)        (324,863)          (462,305)        (309,189)        (317,449)
                                            ---------------    -------------    ---------------    -------------    -------------
   Net income (loss) attributable to
        common shareholders                 $       (68,632)   $    (432,507)   $      (254,620)   $    (461,760)   $    (618,932)
                                            ===============    =============    ===============    =============    =============

Loss per common share, basic and diluted
Net loss per common share attributable to
     common shareholders                    $            --    $          --    $            --    $          --    $          --
                                            ===============    =============    ===============    =============    =============

   Weighted average shares outstanding -
        basic and diluted                     4,672,900,005      812,340,803      4,719,002,971      738,532,286      283,614,763
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