Form 10-K
period 2004-12-31
CELERITY SYSTEMS INC
filed 2005-04-15
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                          Commission File No. 814-00631
                                              ---------

                             CELERITY SYSTEMS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 52-2050585
                --------                                 ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         Celerity Systems, Inc.
     146 Maryville Pike, Suite 201
          Knoxville, Tennessee                              37920
          --------------------                              -----
(Address of principal executive offices)                 (Zip Code)

       Issuer's telephone number                       (865) 539-5300
                                                       --------------

         Securities registered under Section 12(b) of the Exchange Act:

Title of each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of the Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes___. No X.

      The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $3,973,837 based on the closing price on the Over-The-Counter Bulletin Board market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 4,796,102,805 shares of the Registrant's common stock outstanding at March 28, 2005.

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

                                TABLE OF CONTENTS

PART I....................................................................................................................1
   ITEM 1.  BUSINESS......................................................................................................1
   ITEM 2.  PROPERTIES....................................................................................................5
   ITEM 3.  LEGAL PROCEEDINGS.............................................................................................5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................5
PART II...................................................................................................................6
   ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............6
   ITEM 6.  SELECTED FINANCIAL DATA.......................................................................................7
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................8
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................14
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................................14
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................14
   ITEM 9A.  CONTROLS AND PROCEDURES.....................................................................................15
PART III.................................................................................................................16
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS............................................................................16
   ITEM 11.  EXECUTIVE COMPENSATION......................................................................................17
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...............20
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................21
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................22
PART IV..................................................................................................................23
   ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K......................................................23
SIGNATURES...............................................................................................................25
EXHIBIT 31.1............................................................................................................A-1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302...........................................................................A-1
EXHIBIT 32.1............................................................................................................A-2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002..A-2
FINANCIAL STATEMENTS....................................................................................................F-i

                                     PART I

ITEM 1.  BUSINESS

      Overview

      Celerity Systems, Inc. ("Celerity") is a business development company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940 (the "Investment Act"). A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. Accordingly, Celerity has changed its business plan to primarily seek investments in developing companies. Celerity was incorporated in Delaware on August 12, 1997. Celerity intends to focus its investments in developing companies, but does not intend to limit its focus its investments in any particular industry. Celerity intends to seek investments in companies that offer attractive investment opportunities.

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

      As of December 31, 2004, we had cash on hand of $1,863 and negative working capital of approximately $1,713,000. Our operations have been financed primarily from the sale of debt and equity securities. For the foreseeable future, we believe we may continue to rely on external capital to fund any acquisitions and operations.

      Investments

      Celerity has two investments, one in a wholly owned subsidiary called Celerity Systems, Inc., a Nevada corporation ("Celerity-Nevada") and the other a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). As described below, in the fourth quarter of 2004, Celerity-Nevada was closed with the business and related assets sold. Also, in January 2005, Yorkville informed Celerity that it intended to wind up its affairs and liquidate its assets later this year and that it intended to return Celerity's investment in Yorkville to Celerity as a liquidating distribution.

      Other Ownership Positions

      In September 2004, the Company entered into a business development agreement with Sagamaore Holdings, Inc. with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advice. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the outstanding shares of preferred stock, management has considered the value of the stock as nil. Also, no specific services have been rendered by the Company. Accordingly, the Company has included the value of the Sagamore stock in its financial statements as nil and not recognized any revenue from the transaction.

      Other Business Development Agreements

      The Company entered into two agreements in 2004 in which the Company was to receive shares of common stock for providing capital formation and management services in the future. However, no consideration has been received and no services performed as of December 31, 2004 and to the date of this report. The Company and the respective parties are currently negotiating a termination agreement.

      Celerity-Nevada

      Celerity-Nevada is a wholly owned subsidiary that engaged, either directly or indirectly through third parties, in the production, sale and distribution of digital set top boxes and digital video services. Celerity-Nevada, through arrangements with other parties, offered end-to-end systems for customers. It also provided a comprehensive content package for educational users with over 1,300 titles available, and a content package, Celerivision, for use in entertainment deployments, such as condominiums, the hospitality industry, and multihousing properties. Celerity-Nevada also maintained valuable software functionality and applications, which it incorporated in some of its products and services. Celerity played an active role in supervising the operations of Celerity-Nevada.

      Celerity-Nevada had three basic products, the T 6000 set-top box, DigiSeek Education System and Digitally Encoded Content. Celerity-Nevada had developed an advanced digital set top box, the T 6000. The current model, the Rev 5, is designed to work on a range of transmission networks, including Ethernet, Asynchronous Transfer Mode (ATM), and RF cable. Features include a Pentium processor, 74 MB of memory (expandable to 138 MB or more), MPEG decoding, an integrated HTML 4 Web browser, and 2D/3D graphics support. It is produced in an attractive consumer design, and is FCC/UL approved.

      Celerity-Nevada had developed a complete digital education system which it sold to schools, which included its digital video server, applications server, video on demand applications software, custom menu and navigation software, digital set top boxes, and encoded (digitized and compressed) content.

      Celerity-Nevada had acquired rights to over 1300 education titles, which it had encoded into the MPEG format, and which it sold as part of DigiSeek system sales.

      On September 28, 2004, its was determined that Celerity-Nevada would cease operations and perform an orderly liquidation of its business interests and related assets. Accordingly, in November 2004, Celerity-Nevada sold its business and certain assets related to the business activities plus cash of $15,000 for working capital, to Escent Systems, Inc. in exchange for 25% of Escent Systems, Inc. stock. Because of the lack of operations and uncertainty of continued operations, Celerity-Nevada has not assigned any value to the investment.

      Yorkville Advisors Management, LLC

      On December 1, 2003 the Company purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2004, the Company received $1,255,000 in dividend income from this investment, which has been recorded as dividend income in the consolidated statements of operations.

      On February 11, 2005, the Company became entitled to receive a consideration equal to the original purchase price of $5,240,000 less certain related party debt of approximately $1,500,000 in connection with the Company's Preferential Rights Membership Interest in Yorkville, pursuant to the terms of Yorkville's Limited Liability Company Agreement, as amended. Accordingly, upon its receipt of the distribution, the Company will no longer have any ownership interest in Yorkville. The Company's receipt of the Preferential Rights Membership Interest was precipitated by the Managing Member of Yorkville announcing that Yorkville will begin winding up its affairs and is expected to dissolve later this year.

      The Company's ownership interest in Yorkville was originally a minority Common Membership Interest. Pursuant to the terms of a Second Amendment to the Limited Liability Company Agreement of Yorkville entered into on January 31, 2005 among Yorkville and the other equity owners of Yorkville, the Company's minority Common Membership Interest was reconstituted as Preferential Rights Interest. As a result, the Company became entitled to receive dividends and other distributions of Yorkville's available assets in an amount up to the purchase price paid by the Company for its original Common Membership Interest. The $5,240,000 preferential distribution to be received by the Company represents the entire purchase price paid by the Company for its original Common Membership Interest.

      Employees

      As of March 28, 2005, we had 2 full time employees. Both employees fulfilled management or administrative roles. This level of staffing is adequate for the current level of operations. Our employees are not represented by a union or governed by a collective bargaining agreement and we believe that our relationship with our employees is good. We also employ a number of contractors and consultants on a regular basis.

      Research and Development Costs

      We had no research and development costs for the years ended December 31, 2004 and 2003.

      Marketing Strategy

      Celerity is a business development company. As such, it searches for potential investee portfolio companies that the Company can assist in capital formation and provide management services . Its marketing strategy is to seek investments in developing companies that offer attractive investment opportunities. This new focus is not limited to any particular industry. Based on its limited cash position, the Company is hindered in its ability to make investments.

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

      We Have Historically Lost Money And Significant Losses May Continue In The Future, Which Could Cause Us To Cease Operations

      We have historically lost money. In the years ended December 31, 2004 and 2003, we sustained losses from operations of $0.4 and $1.6 million, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We have ceased operations in Celerity-Nevada and Yorkville Management Advisors, LLC has decided to wind up its operations and provide us with a preferential liquidating distribution. We had received approximately $1.2 million in dividend income in 2004. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

      We Will Need To Raise Additional Capital To Finance Operations, Otherwise We May Be Forced To Cease Operations

      We have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties as well as funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on acceptable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

      Going Concern

      The report of our independent accountants on our December 31, 2004 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We Do Not Have Insurance Protection, Which Could Cause The Company Financial Hardship

      The Company does not presently have a commercial general liability and worker's compensation coverage. Although there have been no claims against the Company, the Company's assets are at risk in the event of a successful claim(s) against it. At such time as cash flow from operations permits, the Company will again seek to obtain general liability and workman's compensation coverage. The Company maintains auto insurance coverage. The Company does not carry director and officer liability insurance, but does have indemnification agreements covering its officers and directors.

      The Company Has Insufficient Authorized Common Stock To Satisfy Exercises Of It, Which Could Result In Significant Liability To The Company

      As of April 11, 2005, Celerity had 4,796,102,805 shares of common stock outstanding. In addition, we have outstanding options, warrants and convertible debentures which, if converted or exercised into shares of common stock, would result in the issuance of an additional 2,470,119,429 shares of common stock. Celerity is only authorized to issue up to 5,000,000,000 shares of common stock. As a result, if the holders of all or a significant block of these holders exercised or converted their securities, Celerity would not have enough authorized capital stock to honor such requests. Celerity's inability to honor such requests could result in significant liability.

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

      The Company Suffers Continuing Penalties In Connection With Its Failure To Register Common Stock Issuable Upon Conversion Of Its Issued Convertible Debentures

      We are obligated to register the underlying common stock issuable upon conversion of our convertible debentures under various registration rights agreements. We did not timely fulfill our registration obligations in respect to some of the convertible debentures. We are required to pay liquidated damages of approximately $249,400 in the form of increased interest on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission. The Company repaid the past due liquidated damages in the first quarter of 2005. The Company will continue to incur liquidated damages until it obtains an effective registration statement.

ITEM 2.  PROPERTIES

      In December 1999, Celerity entered into a lease for a facility with approximately 7,420 square feet of combined office and warehouse space at 122 Perimeter Park Drive, Knoxville, Tennessee. The initial term of the lease was from January 15, 2000 to January 14, 2003, with an option to renew for two additional three-year periods. In July, 2002, Celerity exercised it's option to extend the lease to January 14, 2006. Monthly lease payments are $5,450 per month plus utilities and certain other maintenance expenses. The Company negotiated a cancellation of this lease effective November 15, 2004 (at an approximate cost of one month's rent or $5,400) and moved its offices to 146 Maryville Pike, Suite 201, Knoxville, Tennessee.

      In November 2004, Celerity entered into a lease for a facility with approximately 1,200 square feet of office space at 146 Maryville Pike, Suite 201, Knoxville, Tennessee. The initial term of the lease is from November 15, 2004 to November 14, 2007, with an option to renew for two additional three-year periods. Monthly lease payments are $800 per month including all utilities and property maintenance expenses. In December 2004, the Company amended the lease so as to add approximately 1,000 additional square feet of office space for an additional $450 per month for a twelve-month period.

      The Company also leases office space in Jersey City, New Jersey from an affiliate of the Company for its president. The space is contracted for under a month-to-month agreement at $4,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

      In December 2001, Veja Electronics, Inc. d/b/a/ Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003, a judgment was rendered against the Company in the amount of $71,000, which has been accrued at December 31, 2004.

      In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. The Company has fully accrued the amount of the judgment.

      In September 2004, Joseph Banta, et al. filed an action in the United States District Court for the Eastern District of Tennessee at Knoxville, Tennessee in the amount of approximately $72,000. The Company has accrued this amount at December 31, 2004 and the claims were settled in full in January 2005.

      In addition, certain creditors have threatened litigation if not paid. The total amount due to these creditors is approximately $311,030. While the Company is seeking to make arrangements with these creditors, there can be no assurance that any claims, if made, will not have an adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                          High                     Low
                                         ------                  -------
Fiscal Year 2003
1st Quarter                              $0.0027                 $0.0011
2nd Quarter                              $0.3100                 $0.0009
3rd Quarter                              $0.0180                 $0.0020
4th Quarter                              $0.0330                 $0.005

Fiscal Year 2004
1st Quarter                              $0.0038                 $0.0012
2nd Quarter                              $0.0019                 $0.0010
3rd Quarter                              $0.0018                 $0.0008
4th Quarter                              $0.0039                 $0.0011

      As of April 11, 2005 there were approximately 320 holders of record of the Common Stock.

      We have not paid dividends on our Common Stock since inception and do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to reinvest our earnings, if any, for the development and expansion of our business. The declaration of dividends in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other factors our Board of Directors deems relevant.

      Recent Sales of Unregistered Securities

      2002

      Celerity issued 3,810,388 shares of common stock with a value of $124,058 as payment for certain consulting and directors' fees, payroll and accounts payable items.

      The Company converted $1,502,198, including accrued interest, of the convertible debentures into 223,675,473 shares of common stock.

      Celerity converted $627,500 of Series B Preferred Stock, $60,000 of Series C Preferred Stock, $54,000 of Series D Preferred Stock and $60,000 of Series E Preferred Stock into 4,600,000 shares of common stock.

      2003

      Celerity issued 66,385,617 shares of common stock with a value of $70,623 as payment for certain consulting and fees, payroll and accounts payable items.

      The Company converted $2,703,932, including accrued interest, of the convertible debentures into 1,088,283,880 shares of common stock.

      Celerity converted $322,500 of Series B Preferred Stock and $40,000 of Series E Preferred Stock into 2,645,000 shares of common stock.

      2004

      The Company issued 140,000,000 shares of its common stock for cash of $193,500.

      The Company converted $247,125, including accrued interest, of the convertible debentures into 241,727,920 shares of common stock.

      Celerity issued 1,500,000 shares of common stock with a value of $2,250 as payment for certain directors' fees.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data should be read in conjunction with out "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. As discussed in Notes 1 and 2 to the Consolidated Financial Statements the Company elected to become a Business Development Company on June 3, 2003. The results of operations for 2003 are divided into two periods, the "As a Business Development Company" period and "Prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of the financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to June 3, 2003 are not comparable to the period commencing on June 3, 2003 and are not expected to be representative of our financial results in the future

                                        As a Business
                                     Development Company
                                 ----------------------------
                                                  Period from    Period from
                                  Year Ended     June 3, 2003     January 1,     Year Ended      Year Ended      Year Ended
                                 December 31,     to December    2003 to June   December 31,    December 31,    December 31,
                                     2004          31, 2003         2, 2003         2002            2001            2000
                                 -------------------------------------------------------------------------------------------
Income Statement Data:
Unrealized (loss) on
  investments                    $   (290,887)   $   (842,121)   $         --   $         --    $         --    $         --
Dividend income                     1,255,000          65,000              --             --              --              --
Revenues                                   --              --              --        649,815         403,997              --
Net loss attributable to
  common shareholders                (353,260)       (941,132)       (617,716)    (4,609,706)     (4,791,361)     (5,620,407)
Net loss per common share from
  continuing operations, basic
  and diluted                    $         --    $         --    $         --   $      (0.08)   $      (1.17)   $      (9.20)

Total assets                     $  5,323,447    $  5,507,140             N/A   $  2,129,293    $  3,709,977    $    609,043

Long-term debt                      2,287,012       2,089,485             N/A      3,117,520       2,980,168       1,100,425

Redeemable preferred stock                 --              --             N/A        362,500       1,010,000         168,357

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the consolidated financial statements of Celerity and the notes thereto appearing elsewhere in this filing. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this prospectus that are not statements of historical or current fact constitute "forward-looking statements."

Overview

      Celerity Systems, Inc. (the "Company"), a Delaware corporation, was formed to design, develop, integrate, install, operate and support interactive video services hardware and software ("interactive video") systems. On June 3, 2003, the Company elected to become a Business Development Company ("BDC") that is regulated under the Investment Company Act of 1940, as amended. A BDC is an investment company designed to assist eligible portfolio companies with capital formation. The BDC is required to offer, and many times does render, substantial and continuing management advice. As contemplated by this transaction, the Company materially changed its business plan to primarily seek investments in developing companies that offer attractive investment opportunities. This new focus is not limited to any particular industry.

      Prior to the election as a business development company Celerity Systems developed and manufactured, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. The Company also provided a comprehensive content package for education users, and a content package, Celerivision, for use in entertainment deployments, such as condominiums, the hospitality industry and multihousing properties. In September 2004, Celerity's Board of Directors voted to cease operations of Celerity-Nevada and perform an orderly liquidation of its business interests and related assets.

Going Concern

      The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses since inception of approximately $43,471,000, and continues to suffer cash flow and working capital shortages. As of December 31, 2004, the Company had negative net working capital of approximately $1,713,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      On June 3, 2003, the Company filed with the Securities and Exchange Commission to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC, the Company may sell shares of its freely trading common stock in amounts up to $5,000,000 in a twelve-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 3, 2003 and December 31, 2004 the Company sold 1,289,833,333 shares resulting in net proceeds of $1,360,000. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above and eventually attain profitable operations.

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

Results Of Operations

      Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

      Realized Loss On Investments

      Since the election to operate as a BDC the Company has recorded a realized loss on its investment in Celerity Systems-NV. This loss is comprised of two elements:

            2003
                Effect of recording advances at fair value           $  342,121
                Effect of recording equity investments at fair
                  value                                                 500,000
                                                                     -----------
                                                                        842,121
                                                                     -----------

            2004
                Effect of recording advances at fair value              290,887
                                                                     -----------
                                                                     $ 1,133,008
                                                                     ===========

      The write-down of the Company's advances to and investment in Celerity NV recognized that without additional sales, there was a substantial risk that NV would not be able to continue operation. On November 4, 2004, Celerity NV entered into an Asset Purchase Agreement with Escent Systems, Inc. whereby Celerity NV sold its assets and interactive video business to Escent in return for 25% of Escent's equity. Celerity also provided $15,000 in cash toward the working capital of the new venture. Because Escent has limited sales history and lack of necessary product and content development capacity, Celerity NV has determined that the fair value of the investment to be nil.

      Dividend Income

      Since its investment in Yorkville on December 1, 2003, the Company has received $1,255,000 in 2004 and $65,000 in 2003 in proceeds, which have been recorded as dividend income in the statements of operations. On January 31, 2005 the members of Yorkville decided to wind up its operations and amended its Operating Agreement to establish a new class of membership with preferential rights. The Company's investment interest was converted to this new class of ownership. The preferential rights allow the Company to receive its investment purchase price returned in cash by December 31, 2005, but receive no other dividend income distributions.

      Operating Expenses

      Operating expenses, which consist entirely of general and administrative expenses, for 2004 were $714,215 compared to 2003 of $651,267. Increased operating expenses in 2004 can be attributed to higher payroll expenses (approximately $150,000 ) due to adjustment for the reversal of certain accrued wages of $90,000 in 2003 offset by management implemented cost saving initiatives for legal, accounting and occupancy costs.

      Amortization Of Debt Offering Costs

      Amortization of debt offering costs for 2004 was $125,374 compared to $467,871 for the year ended December 31, 2003. This decrease results from a lower level of debt being converted to common shares and debt offerings with minimal offering costs in 2004 as compared to 2003.

      Beneficial Conversion Feature - Convertible Notes

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $380,027 and $905,800 for the years ended December 31, 2004 and 2003, respectively. This decrease results from a lower level of debt being converted to common shares in 2004 as compared to 2003.

      Interest Expense

      Interest expense for 2004 was $187,887 compared to $467,869 for the entire year ended December 31, 2003. In 2003, the Company recorded a charge for liquidated damages of approximately $228,700 due to the late filing of certain registration statements in 2003. In 2004 the Company did not incur any such charge.

      Settlement Of Debt

      During 2004 and 2003 the Company settled certain trade payables, convertible debentures and accrued interest of approximately $611,000 and $4,099,000, respectively. These debt settlements resulted in a realized gain of $89,016 recorded in 2004 compared to $1,711,080 for the entire year ended December 31, 2003.

      Net Loss Attributable To Common Stockholders

      As a result of the foregoing, Celerity had a net loss of $353,260, or $0.00 per share, for the year ended December 31, 2004 compared to a net loss of $1,558,848, or $0.00 per share, for the entire year ended December 31, 2003.

      Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

      Unrealized Loss On Investments

      Since the election to operate as a BDC the Company has recorded an unrealized loss on its investment in Celerity Systems-NV. This loss is comprised of two elements:

            Effect of recording advances at fair value             $    342,121
            Effect of recording equity investments at fair value        500,000
                                                                   ------------
                                                                   $    842,121
                                                                   ============

      The Company had no realized or unrealized loss on investment for the period from January 1, 2003 to June 2, 2003, or for the year ended December 31, 2002.

      Dividend Income

      Since its investment in Yorkville on December 1, 2003, the Company has received $65,000 in proceeds through December 31, 2003, which has been recorded as dividend income in the statement of operations.

      The Company had no dividend income for the period from January 1, 2003 to June 2, 2003, or for the year ended December 31, 2002.

      Operating Expenses

      Operating expenses consisting of general and administrative expenses for the entire year ended December 31, 2003 were $651,267 compared to $2,045,738 for 2002. Decreased operating expenses in 2003 can be attributed to lower payroll expenses (approximately $912,000) and reduced expenses for legal, accounting and other professional services (approximately $80,000). Expenses were also reduced by lower development costs associated with prototypes (approximately $164,000), and reduced facility and occupancy expenses (approximately $84,000).

      Amortization Of Debt Offering Costs

      Amortization of debt offering costs for the entire year ended December 31, 2003 was $467,871 compared to $568,263 for 2002. This decrease results from debt being issued in 2003 with minimal offering costs, $16,500, as compared to the prior year amount of $109,350.

      Beneficial Conversion Feature - Convertible Notes

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues for the entire year ended December 31, 2003 and in the year ended December 31, 2002 amounted to $905,800 and $1,018,759, respectively. This decrease results from a lower amount of convertible debt in 2003 compared to 2002.

      Interest Expense

      Interest expense for the entire year ended December 31, 2003 was $467,869 compared to the entire year ended December 31, 2002 that totaled $691,782. Liquidated damages incurred due to the late filing of certain registration statements resulted in a charge of $228,680 in 2003 compared to a charge of $266,700 in 2002. Interest expense on borrowings decreased from $425,082 in 2002 to $244,869 in 2003. The largest portion of this decrease is from interest expense associated with purchase order financing provided by Kidston Communications. Kidston Communications is a company controlled by a former director of the Company (see Related Party Transaction). Expense associated with this financing amounted to$0 in 2003 and $114,723 in 2002.

      Settlement Of Debt

      During 2003 the Company settled certain trade payables, convertible debentures and accrued interest of $4,099,301. Such settlement resulted in a gain on forgiveness of $1,711,080 for the entire year ended December 31, 2003 compared to $49,132 for the entire year ended December 31, 2002.

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

      Net Loss

      As a result of the foregoing, Celerity had a net loss of $1,558,848, or $0.00 per share, for the entire year ended December 1, 2003 compared to a net loss of $4,455,706, or $0.08 per share, for the prior year.

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

      Liquidity And Capital Resources

      From our inception through March 30, 2005, we have raised approximately $46,428,000 through the issuance of common and preferred stock and debt. We had cash balances on hand of $151,936 as of April 11, 2005 and $1,863 as of December 31, 2004 and $56,156 as of December 31, 2003. Our cash position continues to be very limited. Our primary need for cash is to fund our ongoing operations until such time that the income from our investments generate enough proceeds to fund operations. In addition, our need for cash includes satisfying current liabilities of $1,717,252 consisting primarily of accounts payable of $473,637, accrued interest of $321,629, notes payable to related parties of $510,000 and judgments and defaults payable of $400,675, We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities or from proceeds from our investments to fund our ongoing operations and to satisfy the above obligations. We anticipate that a preferential distribution proceeds from the liquidation of our investment in Yorkville Advisors Management, LLC will provide sufficient funds (approximately $3,700,000) in 2005 to operate the Company after satisfying certain related party loans of $1,083,517 and accrued interest and liquidating damages of $413,483. We currently do not have any other commitments for funding.

      As discussed in the overview section, on June 3, 2003 the Company elected to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC the Company may sell shares of its common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 3, 2003 and December 31, 2004 the Company sold 1,289,833,333 shares resulting in net proceeds of $1,360,000. In 2004, the Company sold 140,000,000 shares for net proceeds of $193,500.

      We continue to explore other options in terms of improving our working capital deficit at December 31, 2004. We are continuing to seek to arrange financing, including possible strategic investment opportunities. We have granted a security interest in our personal property to the investors in the 10% convertible debentures issued in 2002. Such security interest may hinder our efforts to obtain financing. The lack of sales or a significant financial commitment raises substantial doubt about our ability to continue as a going concern or to resume a full-scale level of operations.

      Our holdings of 7,500,000 shares of Sagamore Holdings common stock received in September 2004 as consideration for the Company entering into a service agreement has not, and is not expected to, generate dividends for the foreseeable future.

      During the year ended December 31, 2004, we had a net decrease in cash of $54,293. Our sources and uses of funds were as follows:

      Cash Flows From Operating Activities. Net cash provided from operating activities amounted to $379,473 in the year ended December 31, 2004, compared to net cash used of $759,306 for the period from June 3, 2003 to December 31, 2003. The positive cash flows primarily result from $290,887 from unrealized loss on investment, $380,027 on beneficial conversion of convertible notes and $125,374 on amortization of debt offering costs and other cash flow adjustments offset by the net loss of $353,260 incurred in 2004.

      Cash Flow From Investing Activities. We used net cash of $308,625 in investing activities in the year ended December 31, 2004 of which $17,738 was used in the acquisition of fixed assets and $290,887 was used to fund the advances to Celerity NV. Net cash used from investing activities for the period from June 3, 2003 to December 31, 2003 was $5,575,673, mainly from the acquisition of the minority interest in Yorkville Advisors Management, LLC, equaling $5,240,000.

      Cash Flows From Financing Activities. We used $125,141 in net cash from financing activities, consisting primarily of proceeds received from the issuance of convertible debentures ($537,500), notes payable - related party of $500,000 and the issuance of common stock of $193,500. This was partially offset by principal payments on long-term debt of $500,000, payments on notes payable - related party of $105,000, and the purchase of treasury stock of $751,141 under the Company's stock buy-back program instituted in December 2004.

      As of December 31, 2004 we had negative net working capital of approximately $1,713,000. During fourth quarter 2004, Celerity NV ceased business operations, which should have a favorable impact on our available working capital funds in 2005. We had no significant capital spending or purchase commitments at December 31, 2004 other than a certain facility lease.

Contractual Obligations And Commercial Commitments

      The following chart sets for Celerity's contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.

                                                                          Payments Due by Period
                                               ----------------------------------------------------------------------------
                                                                Less than                                        After 5
Contractual  Obligations                          Total           1 Year        1-3 Years       4-5 Years         Years
-------------------------------------------    ------------    ------------    ------------    ------------    ------------
Long-Term Debt                                 $  2,287,012    $         --    $  2,287,012    $         --    $         --
Current Obligations                               1,717,252       1,717,252              --              --              --
Operating Leases                                     32,400          13,600          18,800              --              --
Unconditioned Purchase Obligations                       --              --              --              --              --
Other Long-Term Obligations                              --              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------
         Total Contractual Cash Obligations    $  4,036,664    $  1,730,852    $  2,305,812    $         --    $         --
                                               ============    ============    ============    ============    ============

Defaults Upon Senior Securities

      On October 27, 2001, we defaulted on payments due of $150,000, plus accrued interest, on certain unsecured notes. These notes were settled in full in 2004.

      In addition, certain creditors with claims aggregating $311,030 have threatened litigation if not paid. We are seeking to make arrangements with these creditors, however, there can be no assurance that any claims, if made, will not have an adverse effect on us.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating whether the SFAS No. 123R will have a significant impact on the Company's overall results of operations or financial position.

Critical Accounting Policies And Estimates

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Commodity Price Risk

      We do not have any business involving commodities; therefore, we do not have any commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Notes thereto can be found beginning with "Index to Financial Statements," following Part III of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

      On April 24, 2003, Celerity engaged Marcum & Kliegman as its principal accountant to audit Celerity's financial statements. Celerity did not consult Marcum & Kliegman on any matters described in paragraph (a)(2)(i) or (ii) of
Item 304 of Regulation S-B since January 1, 2003 or any subsequent interim period prior to engaging Marcum & Kliegman.

ITEM 9A. CONTROLS AND PROCEDURES

      (A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Interim Principal Financial Officer (one person) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Interim Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

      (B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer/Interim Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The following sets forth the name, age and positions, of Celerity's executive officers and directors as of April 11, 2005. Also set forth below is information as to the principal occupation and background for such persons. No family relationships exist between these individuals and they have not been a party to any bankruptcy or receivership proceeding, any criminal proceeding, or has been enjoined from participating in any business, including the securities industry or otherwise during the last five years. No director or officer is a director of any other reporting company.

      Executive Officers And Directors

      Our executive officers and directors are as follows:

Name                           Age     Position                                Period Served
----                           ---     --------                                -------------
Robert Legnosky                31      President, Chief Executive Officer      October 30, 2002 to Present
                                       and Chairman of the Board

John McNamara, Jr.             31      Director                                October 30, 2002 to Present

Dr. Michael Kesselbrenner      53      Director                                January 14, 2003 to Present

David Leigh, CPA               58      Director                                July 13, 2004 to Present

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

      John McNamara. Mr. John McNamara, Jr. has been a Director since October 30, 2002. Since 1998, Mr. McNamara has served as a Technical Consultant with The Equitable where he provides technical support and assistance to customers and internal personnel for 401(k) processing, website access, and acts as a liaison for Momentum Administrative Services. Mr. McNamara graduated from Rutgers University with a Bachelor of Arts in Psychology and a Bachelor of Arts in Sociology in 1996.

      Michael Kesselbrenner. Dr. Michael Kesselbrenner is a medical doctor who has served as a Director in the Cardiac Catheterization Laboratory in The Valley Hospital in Ridgewood, New Jersey since 1996, a Director of Cardiac Rehabilitation in St. Joseph's Hospital in Paterson, New Jersey since 1987 and has also taught at St. Joseph's Hospital since 1990. Additionally, Dr. Kesselbrenner has also had his own private practice in Paramus, New Jersey since 1986. Beyond his current positions, Dr. Kesselbrenner has had numerous publications, awards, honors, research positions, academic appointments and held many elected offices. Dr. Kesselbrenner graduated from Columbia University achieving Magna Cum Laude honors with his undergraduate degree and later graduating with his medical degree. Dr. Kesselbrenner continued his training for the next 8 years as an intern, resident and fellow in various locations in California and New Jersey up until 1986.

      David Leigh. Mr. David Leigh is a certified public accountant who serves as the Chief Financial Officer of Concord Microsystems in Knoxville, Tennessee since 2004, and also was an accounting and audit manager with Souther & Snyder, PC. Mr. Leigh graduated from Northern Illinois University and has held several positions in industrial management accounting and public accounting firms.

      Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors. There are no family relationships between any of the directors or executive officers of Celerity Systems.

      Committees Of The Board Of Directors

      Audit Committee. David Leigh and John McNamara, Jr. serve as members of the Audit Committee. Messrs. Leigh and McNamara are independent members of the Board of Directors. The functions of the Audit Committee are primarily to: (1) to provide advice to the Board of Directors in selecting, evaluating or replacing outside auditors, (2) to review the fees charged by the outside auditors for audit and non-audit services (3) to ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (4) to meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall qualify of financial reporting, and (5) to meet with the outside auditors to discuss the scope of the annual audit, to discuss the audited financial statements. Mr. Leigh is a financial expert as defined by Item 401 of Regulation S-K.

      Compensation Committee. John McNamara, Jr. and Michael Kesselbrenner serve as the members of our Compensation Committee. The Compensation Committee is responsible for making recommendations to our Board of Directors regarding compensation arrangements for our officers and for making recommendations to our Board of Directors regarding the adoption of any employee benefit plans and the grant of stock options or other benefits under such plans.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Celerity Systems' equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of Celerity Systems. Officers, directors, and persons who beneficially own more than ten percent of a registered class of Celerity Systems' equities are required by the regulations of the Commission to furnish Celerity Systems with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2004, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

      Code of Ethics

      On March 16, 2004 the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2004, 2003 and 2002. Kenneth D. Van Meter, our former Chairman of the Board, President, and Chief Executive Officer received compensation in 2002. Mr. Legnosky became our Chief Executive Officer on October 30, 2002. Mr. Van Meter's employment terminated September 2002.

                           Summary Compensation Table

                                                     Annual Compensation                            Long Term Compensation
                                           ---------------------------------------       ------------------------------------------
                                                                                           Awards
                                                                                         Restricted      Securities
                                                                                            Stock        Underlying     All Other
Name and Principal Position                Year       Salary             Bonus             Award(s)        Options     Compensation
---------------------------------------    ----    ------------       ------------        ---------        --------    ------------
Robert B. Legnosky,                        2004    $     84,167       $     20,000              --              --              --
  Chairman of the Board,                   2003    $     63,333                 --              --              --              --
  Chief Executive Officer and              2002    $      4,000                 --              --              --              --
  President

Kenneth D. Van Meter                       2002    $    236,250(1)              --              --              --              --
  Former Chairman of the Board,
  Chief Executive Officer and
  President

-------------------------
(1)   Includes $157,500 voluntarily deferred in 2002.

      The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2004 by the Named Executive Officer.

                     Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

                                                                  Number of Securities
                                  Number of                      Underlying Unexercised          Value of Unexercised
                                    Shares                             Options at               In-the-Money Options at
                                 Acquired on       Value           December 31, 2004             December 31, 2004(1)
Name                               Exercise       Realized    Exercisable   Unexercisable    Exercisable    Unexercisable
-----------------------------     ----------      --------    -----------   -------------    -----------    -------------
None                                  --             --           --              --             -0-             -0-

      Employment Agreement

      Celerity Systems does not currently have any employment contracts with its sole officer. Until September 24, 2002, Celerity had an employment agreement with its former President and Chief Executive Officer, Mr. Kenneth D. Van Meter. This agreement terminated upon Mr. Van Meter's resignation.

      Compensation Of Directors

      Effective as of April 1, 2003 our non-employee directors received $2,500 per calendar quarter and a one-time issuance of 500,000 restricted shares of the Company's common stock.

      In 2002, our non-employee directors received $2,000 per calendar quarter, retroactive to January 1, 2001, and payable in shares of our common stock.

      Stock Option Plans

      The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 8,946 options to acquire common shares of which 2,100 were outstanding at December 31, 2002. There were no outstanding options at December 31, 2004 and 2003, respectively.

      In 1997, the Company established an additional stock option plan under which 10,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 250 and 3,627 shares outstanding under the 1997 plan at December 31, 2004, 2003 and 2002, respectively. In 2001, the Company established an additional stock option plan under which 500,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 25,200 and 212,000 shares outstanding under the 2001 plan at December 31, 2004, 2003 and 2002, respectively.

      In 2002, the Company established an additional stock option plan under which 10,000,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 760,000 and 6,886,000 shares outstanding under the 2002 plan at December 31, 2004, 2003 and 2002, respectively.

      Options granted under these plans subsequent to the 1997 initial public offering vest over three years and expire ten years from the date of grant, except for the 2002 and 2001 plans which vests 25% at date of grant and the balance ratable over three years.

      The Company has also granted options to members of the Company's Board and to members of management which are outside the 1995 and 1997 plans. There were 2,000 of these options which remain outstanding at December 31, 2002. There were no options outstanding at December 31, 2004 and 2003.

                                                2004                             2003                            2002
                                   ------------------------------   ------------------------------   ------------------------------
                                                     Weighted                         Weighted                         Weighted
                                                      Average                          Average                          Average
                                       Options     Exercise Price       Options     Exercise Price       Options     Exercise Price
                                   ------------     ------------    ------------     ------------    ------------     ------------
Outstanding at beginning of
  Year                                  785,450     $       0.04       7,105,727     $       0.03         210,807     $       3.29
  Granted                                    --               --              --               --       7,186,000             0.01
  Exercised                                  --               --              --               --              --               --
  Forfeited                            (785,450)            0.04      (6,320,277)            0.07        (290,830)            1.78
                                   ------------     ------------    ------------     ------------    ------------     ------------
Outstanding at end of year                   --     $         --         785,450     $       0.04       7,105,977     $       0.03
                                   ============     ============    ============     ============    ============     ============
Options exercisable at year End              --     $         --         397,818     $       0.06       1,798,078     $       0.01
                                   ============     ============    ============     ============    ============     ============

      Securities Authorized For Issuance Under Equity Compensation Plan

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.

                                                                                                              Number
                                                                                                           Of Securities
                                                                                                             Remaining
                                                                                                             Available
                                                                          Number                            For Future
                                                                      Of Securities                          Issuance
                                                                       To Be Issued   Weighted-Average     Under Equity
                                                                      Upon Exercise    Exercise Price   Compensation Plans
                                                                      Of Outstanding   Of Outstanding       (Excluding
                                                                         Options,         Options,          Securities
                                                                       Warrants And     Warrants And         Reflected
                                                                          Rights           Rights         In Column (a))
                                                                       ------------      ------------      ------------
                                                                            (a)               (b)               (c)
Equity compensation plans approved by security holders                           --                --                --
Equity compensation plans not approved by security holders
                                                                       ------------      ------------      ------------
TOTAL                                                                            --                --                --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Beneficial Owners

      The following table sets forth, information with respect of the beneficial ownership as of April 11, 2005, for any person who is known to Celerity to be the beneficial owner of more than five percent (5%) of Celerity's common stock.

                                                                       Shares
                                                    Beneficially      Percent
Name and Address                 Title of Class         Owned       of Class (1)
----------------------------     --------------     -------------   ------------
Cornell Capital Partners, LP     Common Stock       2,000,000,000       41.7%
101 Hudson St
Jersey City, NJ 07302

(1) Applicable percentage of ownership is based on 4,796,102,805 shares of common stock outstanding as of April 11, 2005, together with securities convertible or exercisable into shares of common stock within 60 days for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of April 11, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      Directors And Executive Officers

      The following table shows the amount of capital stock of Celerity beneficially owned by Celerity's directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as of April 11, 2005. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of April 11, 2005, Celerity had 4,796,102,805 shares of common stock outstanding.

                                                             Shares
                                                          Beneficially     Percent
Name and Address                       Title of Class         Owned      of Class (1)
-----------------------------------    --------------     ------------   ------------
Dr. Michael Kesselbrenner              Common Stock        8,570,978          0.18%
122 Perimeter Park Drive
Knoxville, Tennessee 37922

Robert B. Legnosky                     Common Stock          360,000          0.01%

Jack McNamara                          Common Stock          500,000          0.01%

David Leigh                            Common Stock        1,797,215          0.04%

All Officers and Directors as Group    Common Stock       11,228,193          0.23%

-----------------------

(1) Applicable percentage of ownership is based on 4,796,102,805 shares of common stock outstanding as of April 11, 2005 together with securities convertible or exercisable into shares of common stock within 60 days for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of April 11, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At December 31, 2004 the Company has an outstanding note payable to a principal holder of equity securities of the Company in the amount of $500,000. The note bears interest at 12% and is payable at interest only on a monthly basis with the balance due one year from inception.

      At December 31, 2004, the Company has an outstanding demand note payable to a former member of the Company's Board of Directors in the amount of $10,000 that arose from the normal course of business. The Company has delayed the payment of this note until certain settlements are made.

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

      In September 2002, the Company issued a 10% convertible debenture of $1,500,000 to a related party in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional proceeds, net of approximately $34,000 of offering costs, of approximately $306,000. This debenture is secured by all of the Company's assets. This debenture has a term of five years and is convertible into the Company's common stock, at the option of the holder, at a price equal to 87.5% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion, or $0.06 per share. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $540,550 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense. During 2002 the related party sold $500,000 of this debenture, of which $350,000 remains outstanding at December 31, 2003. During 2003 the related party sold $145,000 of this debenture, of which $115,000 remains outstanding at December 31, 2003. At December 31, 2003, $285,000 of the debentures had converted to shares of common stock, $45,000 had been redeemed and $1,170,000 remained outstanding, of which $705,000 is to a related party. During 2004, the Company repaid $465,000 and $705,000 remains outstanding, all of which is due to a related party.

      On December 1, 2003 the Company purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2004, the Company received $1,255,000 in dividend income from this investment, which has been recorded as dividend income in the consolidated statements of operations.

      On February 11, 2005, the Company became entitled to receive a distribution of $5,240,000 from Yorkville in connection with the Company's Preferential Rights Membership Interest in Yorkville, pursuant to the terms of Yorkville's Limited Liability Company Agreement, as amended. Accordingly, upon its receipt of the distribution, the Company will no longer have any ownership interest in Yorkville. The Company's receipt of the Preferential Rights Membership Interest was precipitated by the Managing Member of Yorkville announcing that Yorkville will begin winding up its affairs and is expected to dissolve later this year due to recently adopted rules and rule amendments by the Securities and Exchange Commission.

      The Company's ownership interest in Yorkville was originally a minority Common Membership Interest. Pursuant to the terms of a Second Amendment to the Limited Liability Company Agreement of Yorkville entered into on January 31, 2005 among Yorkville and the other equity owners of Yorkville, the Company's minority Common Membership Interest was reconstituted as Preferential Rights Interest. As a result, the Company became entitled to receive dividends and other distributions of Yorkville's available assets in an amount up to the purchase price paid by the Company for its original Common Membership Interest. The $5,240,000 preferential distribution to be received by the Company represents the entire purchase price paid by the Company for its original Common Membership Interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Marcum & Kliegman audited our financial statements for the years ended December 31, 2004 and 2003 and HJ & Associates audited our financial statements for the year ended December 31, 2002.

      Audit Fees. During the years ended December 31, 2004 and 2003 Marcum & Kliegman billed us an aggregate of $100,960 for professional services rendered for:

      o Audit of our annual financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003.

      o Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2003.

      o Review of our financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2004.

      During the year ended December 31, 2002 HJ & Associates billed us an aggregate of $52,500 for professional services rendered for:

      o Audit of our annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

      o Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2002.

      Audit-Related Fees. During the years ended December 31, 2004, 2003 and 2002 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

      Tax Fees. During the years ended December 31, 2004, 2003 and 2002 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

      All Other Fees. During the years ended December 31, 2003 and 2002 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

      All services provided by Marcum & Kliegman have been pre-approved by the Audit Committee before Marcum & Kliegman began to perform those services.

      No services were rendered by Marcum & Kliegman pursuant to paragraph
(c)(7)(ii)C of Rule 2-01 of Regulation S-X.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of this report:

      See index to Consolidated Financial Statements attached, which are filed as part of this report.

      (b)   Reports on Form 8-K:

      Report on Form 8-K filed on November 8, 2004 pursuant to Item 1.01 (Entry Into A Material Definitive Agreement) reported that on November 4, 2004 Celerity Systems Inc.'s wholly-owned subsidiary, Celerity Systems, Inc. (Celerity NV) entered into an Asset Purchase Agreement with Escent Systems, Inc. whereby Escent would purchase all of the inventory associated with their interactive video business in exchange for a 25% ownership in Escent Systems, Inc.

      Report on Form 8-K filed February 18, 2005 pursuant to Item 5 (Other Events) reported that on February 11, 2005, Celerity Systems, Inc. became entitled to receive a distribution of $5,200,000 from Yorkville Advisors Management, LLC pursuant to the terms of a Preferential Rights Membership Interest in Yorkville.

      (c) The following exhibits are filed as part of this registration statement:

Exhibit No.    Description                                         Location
----------     -------------------------------------------------   ------------------------------------------------
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

3.6            Certificate of Amendment to Certificate of          Provided herewith
               Incorporation of Celerity Systems, Inc. dated
               August 23, 2002

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

4.2            1995 Stock Option Plan                              Incorporated by reference to Exhibit 4.2 to the
                                                                   Registration Statement on SB-2 filed with the
                                                                   SEC on August 13, 1997

4.3            1997 Stock Option Plan                              Incorporated by reference to Exhibit 4.3 to the
                                                                   Registration Statement on SB-2 filed with the
                                                                   SEC on August 13, 1997

Exhibit No.    Description                                         Location
----------     -------------------------------------------------   ------------------------------------------------
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

4.5            Form of Bridge Warrant                              Incorporated by reference to Exhibit 4.5 to the
                                                                   Registration Statement on SB-2 filed with the
                                                                   SEC on August 13, 1997

4.11           Form of Registration Rights Agreement, between      Incorporated by reference to Exhibit 4.13 to
               Celerity and each of RNI Limited Partnership,       Amendment No. 1 to Form 10-KSB for the year
               First Empire Corporation, Greg A. Tucker and        ended December 31, 1998 as filed with the SEC on
               Michael Kesselbrenner                               April 30, 1999

4.12           Form of Warrant issued April 27, 1999               Incorporated by reference to Exhibit 4.2 to the
                                                                   Registration Statement on S-3 filed with the SEC
                                                                   on June 18, 1999

10.1           Warrant to purchase 2,500,000 shares of common      Incorporated by reference to the Registration
               stock dated as of June 14, 2001 given by Celerity   Statement on Form SB-2 filed with the SEC on
               Systems to Cornell Capital Partners, L.P.           October 18, 2001

10.2           Warrant to purchase 3,500,000 shares of common      Incorporated by reference to the Registration
               stock dated as of August, 2001 given by Celerity    Statement on Form SB-2 filed with the SEC on
               Systems to Cornell Capital Partners, L.P.           October 18, 2001

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELERITY SYSTEMS, INC.

/s/ Robert B. Legnosky
Robert B. Legnosky                               President, Chief Executive Officer and          April 14, 2005
                                                 Interim Chief Financial Officer

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                        Title                                            Date
------------------------------------             -----------------------------------------        ------------------

/s/ Robert B. Legnosky                           President, Chief Executive Officer               April 14, 2005
------------------------------------             and Chairman of the Board
Robert B. Legnosky                               (Principal Executive Officer)
                                                 (Principal Financial Officer)

/s/ John McNamara, Jr.                           Director                                         April 14, 2005
------------------------------------
John McNamara


/s/ Dr. Michael Kesselbrenner                    Director                                         April 14, 2005
------------------------------------
Dr. Michael Kesselbrenner


/s/ David Leigh                                  Director                                         April 14, 2005
------------------------------------
David Leigh

                             CELERITY SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-1

Independent Auditor's Report                                                 F-2

Balance Sheets as of December 31, 2004 and 2003                              F-3

Statements of Operations for the Years Ended December 31, 2004
and 2003 and 2002                                                            F-4

Statements of Cash Flows for the Years Ended December 31, 2004
and 2003 and 2002                                                            F-5

Statement of Changes in Stockholders' Equity (Deficit) for the
Years Ended December 31, 2004 and 2003 and 2002                              F-6

Notes to Financial Statements                                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Celerity Systems, Inc.

We have audited the accompanying consolidated balance sheets of Celerity Systems. Inc. (the "Company") as of December 31, 2004 and 2003 and the related statement of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 2004 and for the period from January 1, 2003 to June 2, 2003 and the period from June 3, 2003 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We concluded out audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celerity Systems, Inc. as of December 31, 2004 and 2003and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and for the period from January 1, 2003 to June 2, 2003 and the period from June 3, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, accounting principles used in the preparation of the consolidated financial statements beginning June 3, 2003 and the periods from June 3, 2003 (upon conversion to a business development company under the Investment Company Act of 1940. as amended) are different than those of prior periods and therefore are not directly comparable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed on Note 4 to the consolidated financial statements, the Company has had recurring losses since inception of approximately $43,470,000 and continues to suffer cash flow and working capital shortages. As of December 31, 2004, the Company had negative net working capital of approximately $1,713,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The Consolidated Financial Statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 6 and Note 8, the Consolidated Financial Statements include securities whose values have been estimated by the Board of Directors. Those estimated values may differ significantly from the values that ultimately would be realized.


/s/ Marcun & Kliegman LLP

Marcum & Kliegman LLP

New York , New York
March 11, 2005, except for Note 22(b)which is as of March 31, 2005

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Celerity Systems, Inc.
Knoxville, Tennessee

We have audited the accompanying statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the results of Celerity Systems, Inc.'s operations and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 3, 2003

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                                                                                  December 31,
                                                                         -----------------------------
Assets                                                                           2004             2003
                                                                         ------------     ------------
   Cash                                                                  $      1,863     $     56,156
   Other current assets                                                         2,664            6,764
                                                                         ------------     ------------
      Total current assets                                                      4,527           62,920
                                                                         ------------     ------------

Fixed assets, net                                                              38,391           38,317
Investment in Yorkville Advisors Management, LLC, at cost which
   approximates fair value (see Note 6)                                     5,240,000        5,240,000
Debt offering costs, net                                                       40,529          165,903
                                                                         ------------     ------------
   Total assets                                                          $  5,323,447     $  5,507,140
                                                                         ============     ============

Liabilities and Stockholders' Equity

Accounts payable                                                         $    473,637     $    463,552
Judgments and defaults payable (including $213,400 to a related party
   at 2004 and 2003)                                                          400,675          570,781
Accrued interest (including $188,366 and $126,416 to a related party)         321,629          270,746
Notes payable - related party                                                 510,000          115,000
Other current liabilities                                                      11,311           16,867
                                                                         ------------     ------------
   Total current liabilities                                                1,717,252        1,436,946

Convertible debentures - related party, net                                   583,517          570,727
Convertible debentures, net                                                 1,703,495        1,518,758
                                                                         ------------     ------------
                                                                            2,287,012        2,089,485
                                                                         ------------     ------------

   Total liabilities                                                        4,004,264        3,526,431
                                                                         ------------     ------------

Commitments and contingencies                                                      --               --
Stockholders' Equity
Common stock, $.001 par value, 5,000,000,000 shares authorized,
   4,796,102,805 and 4,553,473,409 issued and outstanding
   in 2004 and 2003, respectively                                           4,796,103        4,553,473
Additional paid-in capital                                                 40,555,128       40,544,690
Treasury stock, at cost - 226,843,599 shares                                 (561,334)              --
Net unrealized depreciation on investments                                         --         (842,121)
Accumulated deficit                                                       (43,470,714)     (42,275,333)
                                                                         ------------     ------------
   Total stockholders' equity                                               1,319,183        1,980,709
                                                                         ------------     ------------

   Total liabilities and stockholders' equity                            $  5,323,447     $  5,507,140
                                                                         ============     ============


The accompanying notes are an integral part of these consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

                                                                  As a Business Development           Prior to Becoming a Business
                                                                           Company                         Development Company
                                                               --------------------------------    --------------------------------
                                                                                  Period from
                                                                 Year Ended     June 3, 2003 to     Period from        Year Ended
                                                                 December 31,     December 31,    January 1, 2003      December 31,
                                                                    2004              2003        to June 2, 2003         2002
                                                               --------------    --------------    --------------    --------------
Realized and unrealized loss on investments                    $     (290,887)   $     (842,121)   $           --    $           --
Dividend income                                                     1,255,000            65,000                --                --
                                                               --------------    --------------    --------------    --------------
                                                                      964,113          (777,121)               --                --
Sales                                                                      --                --                --           649,815
Cost of sales                                                              --                --                --           601,193
                                                               --------------    --------------    --------------    --------------
                                                                           --                --                --            48,622
Inventory write-downs and adjustments                                      --                --                --           369,546
                                                               --------------    --------------    --------------    --------------
      Gross income (loss)                                             964,113          (777,121)               --          (320,924)
   General and administrative expenses                                714,215           351,001           300,266         2,045,738
                                                               --------------    --------------    --------------    --------------
      Operating income (loss)                                         249,898        (1,128,122)         (300,266)       (2,366,662)
Other income (expense)
   Amortization of debt offering costs                               (125,374)         (372,808)          (95,063)         (568,263)
   Beneficial conversion feature - convertible debentures            (380,027)         (709,720)         (196,080)       (1,018,759)
   Interest expense                                                  (187,887)         (265,467)         (202,402)         (691,782)
   Settlement of debt                                                  89,016         1,534,985           176,095            49,132
   Income on equity warrant liability                                      --                --                --           134,374
   Other income                                                         1,114                --                --             6,254
                                                               --------------    --------------    --------------    --------------
Total other income (expense)                                         (603,158)          186,990          (317,450)       (2,089,044)
                                                               --------------    --------------    --------------    --------------
      Net loss                                                       (353,260)         (941,132)         (617,716)       (4,455,706)
Beneficial conversion feature - preferred stock                            --                --                --          (154,000)
                                                               --------------    --------------    --------------    --------------
      Net loss attributable to common stockholders             $     (353,260)   $     (941,132)   $     (617,716)   $   (4,609,706)
                                                               ==============    ==============    ==============    ==============
Loss per common share, basic and diluted
   Net loss per common share, basic and diluted                $           --    $           --    $           --    $        (0.08)
   Beneficial conversion feature - preferred stock                         --                --                --                --
                                                               --------------    --------------    --------------    --------------
Net loss per common share attributable to common stockholders  $           --    $           --    $           --    $        (0.08)
                                                               ==============    ==============    ==============    ==============
      Weighted average shares outstanding - basic and diluted   4,701,086,889     1,046,447,945       283,614,763        57,076,981
                                                               ==============    ==============    ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
 Consolidated Statements of Cash Flows

                                                                      As a Business Development      Prior to Becoming a Business
                                                                               Company                    Development Company
                                                                     ----------------------------   ------------------------------
                                                                                     Period from
                                                                     Year Ended    June 3, 2003 to    Period from     Year Ended
                                                                     December 31,    December 31,   January 1, 2003   December 31,
                                                                        2004             2003       to June 2, 2003      2002
                                                                     ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                          $   (353,260)   $   (941,132)   $   (617,716)   $ (4,455,706)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
         Settlement of debt                                               (89,016)     (1,534,985)       (176,095)        (49,132)
         Unrealized loss on investment                                    290,887         842,121
         Equity warrant liability                                                                                        (134,374)
         Depreciation and amortization                                     17,664              --          17,289          86,227
         Inventory write-downs and adjustments                                 --              --              --         369,546
         Beneficial conversion - convertible notes                        380,027         709,720         196,080       1,018,759
         Amortization of debt offering costs                              125,374         372,808          95,063         568,263
         Loss on abandonment of fixed assets                                   --              --          46,561              --
         Shares of common stock issued as payment for
               consulting fees, payroll and directors' fees                 2,250          67,143           8,479         124,058
         Changes in operatin other current assets and liabilities:
            Accounts receivable                                                --              --              --           4,282
            Inventories                                                        --              --         (34,322)        627,872
            Other current assets                                            4,100          (6,764)             --              --
            Accounts payable                                               70,209        (325,708)        (50,734)         33,481
            Judgements and defaults payable                              (141,214)
            Accrued wages and related taxes                                              (136,858)             --         250,019
            Accrued interest                                               78,007         215,486         212,222         237,895
            Other current liabilities                                      (5,555)        (21,137)         (8,163)         67,728
                                                                     ------------    ------------    ------------    ------------
               Net cash provided by (used in)
                  operating activities                                    379,473        (759,306)       (311,336)     (1,251,082)

Cash flows from investing activities:
   Purchase of fixed assets                                               (17,738)        (38,317)             --          (2,494)
   Advances to Celerity Systems-NV                                       (290,887)       (297,356)             --              --
   Acquisition of minority interest in Yorkville Advisors'
      Management, LLC                                                          --      (5,240,000)             --              --
                                                                     ------------    ------------    ------------    ------------

                  Net cash used in investing activitities                (308,625)     (5,575,673)             --          (2,494)

Cash flows from financing activities:
   Proceeds from notes payable - related party                            500,000          15,000          25,000         113,950
   Payments on  notes payable - related party                            (105,000)       (163,950)             --              --
   Proceeds from convertible debentures                                   537,500       1,380,000         299,000       1,140,000
   Principal payments on debt                                            (500,000)         (7,591)             --        (305,000)
   Proceeds from issuance of common stock                                 193,500       5,166,500              --          93,000
   Purchase of treasury stock                                            (751,141)             --              --              --
   Proceeds from preferred stock offering, net of offering costs               --              --              --         154,000
   Debt offering costs                                                         --              --         (16,500)       (109,350)
                                                                     ------------    ------------    ------------    ------------
                  Net cash provided by (used in)
                     financing activities                                (125,141)      6,389,959         307,500       1,086,600

Net increase (decrease) in cash                                           (54,293)         54,980          (3,836)       (166,976)
Cash, beginning of period                                                  56,156           1,176           5,012         171,988
                                                                     ------------    ------------    ------------    ------------

Cash, end of period                                                  $      1,863    $     56,156    $      1,176    $      5,012
                                                                     ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements

CELERITY SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' (Deficit) Equity For the years ended December 31, 2004 and 2003 and 2002

                                                                                                                           Total
                                                                  Additional              Net Unrealized               Stockholders'
                                            Common Stock           Paid-In      Treasury   Depreciation   Accumulated    (Deficit)
                                        Shares        Amount       Capital       Stock    on Investments    Deficit       Equity
                                    -------------   ----------   -----------   ----------   ----------   ------------   -----------
Balance January 1, 2002                 4,939,763        4,940    33,173,170           --           --    (36,948,900)   (3,770,790)

Issuance of common stock                9,300,000        9,300        83,700                                                 93,000
Issuance of convertible debentures
   with beneficial conversion
   feature                                                           452,252                                                452,252
Issuance of convertible preferred
   stock with beneficial
   conversion feature                                                154,000                                                154,000
Issuance of common stock as
   payment of certain consulting
   and directors' fees, payroll
   and accounts payable items           3,810,388        3,810       120,248                                                124,058
Conversion of convertible
   debentures to shares of
   common stock                       223,675,428      223,675     1,278,523                                              1,502,198
Conversion of convertible
   preferred stock to shares of
   common stock                         4,600,000        4,600       796,900                                                801,500
Amortization of beneficial
   conversion feature and
   accretion of redeemable
   convertible preferred stock                                                                               (154,000)     (154,000)
Close out of equity warranty
   liability account                                                  29,629                                                 29,629
Reestablish equity warranty
   liability account                                                 (29,629)                                               (29,629)
Net loss                                                                                                   (4,455,706)   (4,455,706)
                                    -------------   ----------   -----------   ----------   ----------   ------------   -----------
Balance, December 31, 2002            246,325,579      246,325    36,058,793           --           --    (41,558,606)   (5,253,488)

Issuance of convertible debentures
   with beneficial conversion
   feature                                                           198,200                                                198,200
Issuance of common stock as
   payment of certain consulting
   fees, payroll and accounts
   payable items                        4,555,617        4,556         3,924                                                  8,480
Conversion of convertible
   debentures to shares of
   common stock                       228,023,673      228,024        67,976                                                296,000
Conversion of convertible
   preferred stock to shares of
   common stock                         2,645,000        2,645       359,855                                                362,500
Net loss                                                                                                     (617,716)     (617,716)
                                    -------------   ----------   -----------   ----------   ----------   ------------   -----------
Balance, June 3, 2003                 481,549,869      481,550    36,688,748           --           --    (42,176,322)   (5,006,024)

Issuance of common stock for cash   3,149,833,333    3,149,833     2,016,667                                              5,166,500
Issuance of convertible debentures
   with beneficial conversion
   feature                                                           291,290                                                291,290
Issuance of common stock as
   payment of director's fees          61,830,000       61,830           313                                                 62,143
Conversion of convertible
   debentures to shares of
   common stock                       860,260,207      860,260     1,547,672                                              2,407,932
Net loss                                                                                      (842,121)       (99,011)     (941,132)
                                    -------------   ----------   -----------   ----------   ----------   ------------   -----------
Balance, December 31, 2003          4,553,473,409    4,553,473    40,544,690           --     (842,121)   (42,275,333)    1,980,709

Issuance of common stock for cash     140,000,000      140,000        53,500                                                193,500
Issuance of common stock as
   payment of certain consulting
   fees, payroll and accounts
   payable items                        1,500,000        1,500           750                                                  2,250
Conversion of convertible
   debentures to shares of
   common stock                       241,727,920      241,728         5,397                                                247,125
Acquisition of treasury stock                                                    (751,141)                                 (751,141)
Cancellation of treasury stock       (140,598,524)    (140,598)      (49,209)     189,807                                        --
Unrealized depreciation of
   investment in Celerity NV                                                                  (290,887)       290,887            --
Transfer of unrealized
   depreciation to permanent loss
   on investment in Celerity NV                                                              1,133,008     (1,133,008)           --
Net loss                                                                                                     (353,260)     (353,260)
                                    -------------   ----------   -----------   ----------   ----------   ------------   -----------

Balance, December 31, 2004          4,796,102,805   $4,796,103   $40,555,128   $ (561,334)  $       --   $(43,470,714)  $ 1,319,183
                                    =============   ==========   ===========   ==========   ==========   ============   ===========


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

On May 20, 2003, the Company formed a subsidiary, Celerity Systems, Inc. (a Nevada corporation), ("Celerity NV"). The assets and liabilities related to the existing interactive video business were transferred to Celerity NV for 100% of the common stock. As this subsidiary is not an investment company, after June 3, 2003 it is not consolidated with the parent company. During fourth quarter 2003, Management assessed its investment in Celerity Nevada and based upon market conditions recorded a write-down of its investment to nil. In September 2004, Management decided to close the interactive video business, write the assets down to nil and have an orderly liquidation of the business and the assets of Celerity NV. The Company subsequently entered into an asset purchase agreement with Escent System, Inc. Celerity NV thereupon exchanged all of its assets and business interests as well as a cash payment of $15,000 for working capital to Escent Systems, Inc. in return for 25% of the ownership of Escent Systems, Inc. Escent is a start up company without a significant sales history. The future of the interactive video business is dependent upon continued research and development of both equipment and content and Escent may not be able to secure financing to fund that research and development. Therefore, the Company has considered the fair value of its investment in Escent to be nil. The Company exercises no business or managerial controls over Escent's operations and the Company guarantees no debt or advances to Escent.

Since its designation as a BDC the Company's principal investment is a minority ownership interest in Yorkville Advisors Management, LLC (Note 6).

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

2.    Conversion to Business Development Company

The results of operations for 2003 are divided into two periods. The period from January 1, 2003 through June 2, 2003 reflects the Company's results prior to operating as a BDC. The period from June 3, 2003 through December 31, 2003 reflects the Company's results as a BDC. Accounting principles used in the preparation of the financial statements beginning June 3, 2003 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

3.    Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Celerity Systems, Inc. (a Delaware corporation) and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                               2004            2003
                                           ------------    ------------
            January 1,                     $    165,903    $    617,274
            New debt offering costs                 -0-          16,500
            Amortization                       (125,374)       (467,871)
                                           ------------    ------------
            December 31,                   $     40,529    $    165,903
                                           ============    ============

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

Revenue Recognition - For the interactive video business the Company recorded revenues upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. The Company recorded sales for services upon the completion of training and ratably over the life of any maintenance or support agreement. The Company's general sales terms required a deposit with the order and the balance upon delivery, except for educational sales that are handled on a net 30 basis. During Fourth quarter 2004, Management closed this business.

Dividend income is recognized when declared and paid by our investee.

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

The Company had no stock options granted in 2004 or 2003. Further, the Company recorded no compensation expense related to options granted in 2002 as the exercise price of the options was equal to the fair market value of the Company's common stock at grant dates. In 2004, the Company's directors further voided all existing options and warrants. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the Plan issued in 2002 consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                    2004          2003          2002
                                                 ----------    ----------    ----------
      Net loss                                   $ (353,260)   $(1,558,848)  $(4,455,706)
      Less: stock-based compensation expense
            determined under fair value method          -0-           -0-       (55,830)
                                                 ----------    ----------    ----------
      Net loss as adjusted                       $ (353,260)   $(1,558,848)  $(4,511,536)

      Net value per share
             Basic and Diluted - as reported     $    (0.00)   $    (0.00)   $    (0.08)
             Basic and Diluted - pro forma       $    (0.00)   $    (0.00)   $    (0.08)

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

Recent Accounting Pronouncements -In December 2003, the FASB issued Interpretation No. 46 (revised) "Consolidation of Variable Interest Entities" (FIN46R), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". Variable interest entities, some of which were formerly referred to as special purpose entities, are generally entities for which their other equity investors (1) do not provide significant financial resources for the entity to sustain its activities, (2) do not have voting rights or (3) have voting rights that are disproportionately high compared with their economic interests. Under FIN46R, variable interest entities must be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the variable interest entity. FIN46R also requires certain disclosures if a significant variable interest is held but not required to be consolidated. The effective date of revised Interpretation No. 46 varies but is effective for the Company commencing March 31, 2004. The standard has not had a material impact on its consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has no options outstanding at December 31, 2004. Accordingly, SFAS No. 123R did not have a significant impact on the Company's consolidated financial condition or results of operations.

Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 established a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2004, the Company believes that there has been no impairment of its long-lived assets.

Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. Expenses incurred were $0, $4,640 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

4.    Going Concern

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses since inception of approximately $43,470,000, and continues to suffer cash flow and working capital shortages. As of December 31, 2004, the Company had negative net working capital of approximately $1,713,000. These factors raised substantial doubt about the Company's ability to continue as a going concern.

On June 3, 2003, the Company filed with the Securities and Exchange Commission to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC, the Company may sell shares of its freely trading common stock in amounts up to $5,000,000 in a twelve-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 3, 2003 and December 31, 2004 the Company sold 1,289,833,333 shares resulting in net proceeds of $1,360,000.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.    Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets are as follows:

                                                      2004            2003
                                              ------------    ------------
      Property and equipment                  $     56,055    $     38,317
      Accumulated depreciation                     (17,664)             --
                                              ------------    ------------
                                              $     38,391    $     38,317
                                              ============    ============

Depreciation expense in 2004, 2003 and 2002 was $17,664, $17,289 and $86,227,
respectively. In 2003, the Company recorded a loss on abandonment charge on the disposal of certain fixed assets of $46,561 in connection with certain abandoned projects.

6.    Investment in Yorkville Advisors' Management, LLC

On December 1, 2003 the Company purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. These shares were issued subsequent to December 31, 2003. During the year ended December 31, 2004 and 2003, the Company received $1,255,000 and $65,000 respectively in dividend income from this investment, which has been recorded as Dividend Income in the consolidated statements of operations In 2005, the Company has been informed that Yorkville is in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company's membership interest in Yorkville has been converted into a new class with certain preferential rights and shall receive consideration equal to the original purchase price less certain debt of approximately $1,500,000 due to an affiliated company of Yorkville (see Note 22(a)).

7.    Investment in Celerity Systems, Inc. (A Nevada corporation)

The following table represents Celerity NV's statement of operations.

The following table represents Celerity NV's statements of operations for the years ended December 31, 2004 and 2003.

                                                   2004            2003
                                               ------------    ------------
      Sales                                    $     65,900    $    247,945
      Cost of Sales                                 299,200          86,949
                                               ------------    ------------
                                                   (233,300)        160,996
      Inventory write-downs and adjustments                       1,076,369
                                               ------------    ------------
      Gross loss                                   (233,300)       (915,373)
      General and administrative expenses           212,647         193,660
                                               ------------    ------------
      Operating loss                               (445,947)     (1,109,033)
                                               ------------    ------------
      Other income (expense)                        (75,432)
      Interest expense                                               (5,682)
      Settlement of debt                            319,340         174,950
                                               ------------    ------------
      Total other income (expense)                  243,907         169,268
                                               ------------    ------------
      Net loss                                 $   (202,039)   $   (939,765)
                                               ============    ============


The following table represents Celerity NV's balance sheets as of December 31, 2004 and 2003.

                                                   2004            2003
                                               ------------    ------------
      Accounts receivable, net                                 $     49,319
      Inventories, net                                              299,200
                                               ------------    ------------
      Total current assets                                          348,519
      Fixed assets, net                                              67,933
      Other                                                           1,600
                                               ------------    ------------
      Total assets                             $        -0-    $    418,052

      Accounts payable                                         $    834,216
      Other current liabilities                                      23,601
                                               ------------    ------------
      Total liabilities                        $        -0-         857,817

      Stockholder Deficit
      Common stock                                      250             250
      Additional paid-in capital                  1,141,554         499,750
      Accumulated deficit                        (1,141,804)       (939,765)
                                               ------------    ------------
      Total stockholder deficit                         -0-        (439,765)
      Total liabilities and deficit            $        -0-    $    418,052
                                               ============    ============

Celerity NV developed and manufactured, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. NV also provided a comprehensive content package for education users with over 1,300 titles available. Due to a lack of funding NV had been targeting the education market, to the exclusion of other markets available to us. During the fourth quarter of 2003 an informal arrangement concerning a pending sale was terminated and the Company determined that a significant portion of the inventory was not salable. As a result during the fourth quarter of 2003, NV recorded a reserve adjustment of $1,068,870. The write down results from a lower of cost of market valuation on certain parts and finished goods.

The Company charged NV for salaries and benefits and a portion of costs as a facility charge. Additionally, the Company advanced funds for any inventory purchases or other costs necessary to complete a sale or to maintain the systems previously sold. During 2004 and 2003, the Company advanced $290,887 and $342,121 to NV. The Company advances plus the initial investment of $500,000 in net assets transferred to NV resulted in an unrealized depreciation on the investment in NV of $1,133,008 as reflected in the statement of operations of the Company since its formation as a BDC. At December 31, 2004, the Company forgave its receivable from NV and NV credited $641,804 to additional paid in capital.

In 2003, the subsidiary Company had sales of $247,945 to Kidston Communications, representing 100% of its total sales. Kidston Communications operates in the education market and is controlled by Edward Kidston, a director of the Company until October 30, 2002. Kidston Communications had an agreement that it could purchase products from our Company at a five percent discount to list price.

Because of lack of sales of systems and consequent lack of operating profits, the Company's directors decided to cease operations and dispose of the remaining business and related assets. Accordingly, the Company entered into a sales agreement with Escent Systems, Inc. whereby the Company transferred all the assets and business plus $15,000 for working capital in return for a 25% equity position in Escent Systems, Inc. Since the net assets of Celerity NV had been written to nil, there was no further loss recorded on the transaction.

8.    Investment in Sagamore Holdings, Inc.

In September 2004, the Company entered into a business development agreement with Sagamaore Holdings, Inc. with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advise. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company rendered no specific services in 2004. Accordingly, the Company has included the value of the Sagamore stock in its financial statements as nil and not recognized any revenue from the transaction

9.    Judgments and defaults payable

At December 31, 2004 amounts shown in this account reflect $151,275 in judgments recorded against the Company and $249,400 of liquidated damages accrued as a result of not filing an effective registration statement for certain convertible debentures.

10.      Income Taxes

The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31 are as follows:

                                                                       2004            2003
                                                                   ------------    ------------
      Current:
          Inventory reserves                                       $         --    $         --
          Other                                                              --          51,000
                                                                   ------------    ------------
                                                                        611,000         139,000
      Valuation allowance for net current deferred tax assets                --         (51,000)
                                                                   ------------    ------------

             Total net current deferred tax asset                  $         --    $         --

      Noncurrent:
          Net operating loss and research credit carryforwards     $ 14,247,000    $ 13,513,000
          Property and equipment                                             --          (5,000)
                                                                   ------------    ------------
                                                                     13,508,000      14,005,000
      Valuation allowance for net noncurrent deferred tax assets    (14,247,000)    (13,508,000)
                                                                   ------------    ------------

             Total net noncurrent deferred tax asset               $         --    $         --
                                                                   ============    ============

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset.

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 34% as a result of the following:

                                                  2004            2003            2002
                                              ------------    ------------    ------------
      Computed "expected" tax (benefit)       $   (120,000)   $   (530,000)   $ (1,165,000)
      State income tax (benefit), net of
           federal income tax benefit              (14,000)        (62,000)       (136,000)
      Beneficial conversion feature expense        129,000         359,000         875,000
      Loss of benefit of deferred tax asset          5,000         233,000         426,000
                                              ------------    ------------    ------------
                                              $         --    $         --    $         --
                                              ============    ============    ============

At December 31, 2004, the Company has an available net operating loss carryforward of approximately $37,491,000 ($35,436,000 in 2003). The increases in 2004 are due primarily to the timing differences of certain inventory and accounts receivable valuations which were recognized in the financial statements in 2003 and which are being allowed as realized tax deductions in 2004. These deductions create net operating loss carryforwards which in certain circumstances could become limited due to a change in control of the subsidiary. These amounts are available to reduce the Company's future taxable income and expire in the years 2011 through 2024.

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

 In November 2004, the Company received $500,000 from a principal holder of the Company's equity securities. The note bears interest at 12% and is due interest only on a monthly basis through November 2005 when the instrument matures and the entire balance is due.

At December 31, 2004, the Company has an outstanding non interest bearing demand note payable to a former member of the Company's Board of Directors in the amount of $10,000. Settlement of the note is pending resolution of certain claims the Company has against the note holder.

Long Term Debt

In October and November 1998, the Company placed $450,000 of 7% notes with a term of three years. Of the total notes placed, $300,000 were converted into common stock upon the closing of a private offering in the first half of 2000. On October 27, 2001, the Company defaulted on payments due of $150,000, plus accrued interest. At December 31, 2003, the note had an outstanding balance of $132,409. Written demand was received from each of the two note holders and the notes were paid at their full carrying values in 2004.

In 2002, the Company issued $800,000 aggregate principal amount of 4% convertible debentures resulting in net proceeds of approximately $726,000. The debentures have a term of five years and are convertible into the Company's common stock, at the option of the holder, at a price equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. At December 31, 2002, $400,000 of the debentures had converted to shares of common stock and $400,000 was exchanged as part of the 10% convertible debenture disclosed below.

In September 2002, the Company issued a 10% convertible debenture of $1,500,000 to a related party in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional proceeds, net of approximately $34,000 of offering costs, of approximately $306,000. This debenture is secured by all of the Company's assets. This debenture has a term of five years and is convertible into the Company's common stock, at the option of the holder, at a price equal to 87.5% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion, or $0.06 per share. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $540,550 will be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be recognized as a non-cash interest expense. During 2002 the related party sold $500,000 of this debenture, of which none remains outstanding at December 31, 2004. During 2003 the related party sold $145,000 of this debenture, of which none remains outstanding at December 31, 2004. During 2004 $465,000 was paid to two unrelated debenture holders at carrying value. At December 31, 2004, $285,000 of the debentures had converted to 228,023,673 shares of common stock, $510,000 had been repaid and $705,000 remained outstanding, of which all is to a related party.

During 2003, the Company issued $429,000 aggregate principal amount of 5% convertible debentures, resulting in proceeds, net of $16,500 of debt issue costs, of $413,500. The debentures have a term of three years and are convertible into the Company's common stock, at the option of the holder, at a price equal to $0.001. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $328,200 will be amortized as a non-cash interest expense over the three year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount will be expensed. At December 31, 2004, $369,000 of the debentures had converted to shares of common stock, $10,000 had been repaid and $50,000 remained outstanding , all due to a related party.

In 2003, the Company issued $1,250,000 aggregate principal amount of 5% convertible debentures. These debentures have a term of three years and are convertible into the Company's common stock, at the option of the holder, at a price equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding conversion. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible on the convertible debentures and as additional paid-in capital. This discount of $161,290 is being amortized as a non-cash interest expense over the three year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount is recognized as a non-cash interest expense. At December 31, 2004, all of the debentures remained outstanding.

The Company issued $537,500 aggregate principal amount of 5% convertible debentures in 2004. The debentures have a term of two years and are convertible into the Company's common stock, at the option of the holder, at a price equal to $0.001. Since there was substantially no difference in the market value of the stock at the date of the debenture compared to the exercise price, there was no beneficial conversion feature for the convertible debentures. At December 31, 2004, $25,000 of the debentures had been repaid and $512,500 remained outstanding.

Equity Line of Credit Agreement

The Company issued $5,686,000 aggregate principal amount of 4% convertible debentures in 2001 and $1,005,000 in 2000 under a line of credit dated December 31, 1999. The debentures have a term of five years and are convertible into the Company's common stock at the option of the holder, at a price equal to 75% of the average closing bid price of the common stock for the five trading days immediately preceding conversion. As of December 31, 2004, $5,188,500 of the debentures had converted to shares of common stock, $700,000 had been converted into a 10% secured convertible debenture and $790,000 had been redeemed. At December 31, 2004 there were $12,500 outstanding ($67,500 in 2003) 4% convertible debentures.

There is no effective registration statement as to the issuance of common shares in connection with certain debentures, approximately $1,200,000, issued in 2001 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest, at the rate of 2% per month to a maximum of 24%, on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission. At December 31, 2004, we have accrued $249,400, which represents all of the liquidating damages due, as additional interest expense for this item. This amount has been included in judgments and defaults payable as a demand payable in the accompanying consolidated balance sheet.

Beneficial Conversion Features of Debt

The Company recognized a beneficial conversion feature for the various convertible debentures issued in 2003 and 2002 as discounts on the convertible debentures and additional paid-in capital. This discount of $489,490 and $452,252 for 2003 and 2002 respectively, will be amortized as a non-cash interest expense over the three or five-year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount is immediately expensed. Non-cash interest expense amounted to $380,027 and $905,800 for the years ended December 31, 2004 and 2003, respectively.

The maturities of the Company's long-term debt as of December 31, 2004 are as follows:

                                     Total      Related Party      Other
                                 ------------   ------------   ------------
2006                             $  1,812,500   $     50,000   $  1,762,500
2007                                   12,500             --         12,500
2008                                  705,000        705,000             --
                                 ------------   ------------   ------------
                                    2,530,000        755,000      1,775,000
  Less unamortized debt discount     (242,988)      (171,483)       (71,505)
                                 ------------   ------------   ------------
Total long-term debt             $  2,287,012   $    583,517   $  1,703,495
                                 ============   ============   ============

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

The Company also consummated an additional private placement of 72 shares of Series B Convertible Preferred Stock resulting in gross proceeds of $720,000, and issued an additional 5 shares having a value of $50,000 as payment for certain accounts payable and accrued wages. Prior to the Company converting to a BDC in 2003, the Company converted the Series B preferred stock into 645,000 shares of common stock.

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

On the date of issuance of the Series D Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $54,000 dividend relative to the beneficial conversion feature. In 2002, the Company converted the Series D preferred stock into common stock.

Series E

In the first quarter of 2002, the Company consummated a private placement of 10 shares of Series E Convertible Preferred Stock resulting in gross proceeds of $100,000. The Series E Convertible Preferred Stock provides for preferential dividends at an annual rate of 8%. The preferred stock was convertible into shares of common stock at a conversion price equal to $0.02 per share, subject to availability, at any time during the two years following execution of the subscription agreements. On the date of issuance of the Series E Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $100,000 dividend relative to the beneficial conversion feature. In 2003, the Company converted the Series E preferred stock into 2,000,000 shares of common stock.

13.   Stock Options

The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 8,946 options to acquire common shares of which 2,100 were outstanding at December 31, 2002. There were no outstanding options at December 31, 2004 and 2003, respectively.

 In 1997, the Company established an additional stock option plan under which 10,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 250 and 3,627 shares outstanding under the 1997 plan at December 31, 2004, 2003 and 2002, respectively. In 2001, the Company established an additional stock option plan under which 500,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 25,200 and 212,000 shares outstanding under the 2001 plan at December 31, 2004, 2003 and 2002, respectively.

In 2002, the Company established an additional stock option plan under which 10,000,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 760,000 and 6,886,000 shares outstanding under the 2002 plan at December 31, 2004, 2003 and 2002, respectively.

Options granted under these plans subsequent to the 1997 initial public offering vest over three years and expire ten years from the date of grant, except for the 2002 and 2001 plans which vests 25% at date of grant and the balance ratable over three years.

The Company has also granted options to members of the Company's Board and to members of management which are outside the 1995 and 1997 plans. There were 2,000 of these options which remain outstanding at December 31, 2002, . There were no options outstanding at December 31, 2004 and 2003.

                                              2004                           2003                           2002
                                  ----------------------------   ----------------------------   ----------------------------
                                                    Weighted                       Weighted                       Weighted
                                                    Average                        Average                        Average
                                    Options      Exercise Price    Options      Exercise Price    Options      Exercise Price
                                  ------------    ------------   ------------    ------------   ------------    ------------
Outstanding at beginning of
  Year                                 785,450    $       0.04      7,105,727    $       0.03        210,807    $       3.29
  Granted                                   --              --             --              --      7,186,000            0.01
  Exercised                                 --              --             --              --             --              --
  Forfeited                           (785,450)           0.04     (6,320,277)           0.07       (290,830)           1.78
                                  ------------    ------------   ------------    ------------   ------------    ------------

Outstanding at end of year                  --    $         --        785,450    $       0.04      7,105,977    $       0.03
                                  ============    ============   ============    ============   ============    ============

Options exercisable at year End             --    $         --        397,818    $       0.06      1,798,078    $       0.01
                                  ============    ============   ============    ============   ============    ============

14.   Common Stock Warrants

2000 Warrants

In August 2000, the Company placed $410,000 of series A convertible preferred stock. In connection with this placement, the agent received warrants to purchase 18,000 shares of common stock at $14.00 per share. The $202,800 fair value of these warrants was recorded as a part of the offering. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 175.95% and expected lives of up to five years. These warrants expire in August 2005.

2001 Warrants

In the first quarter of 2001, the Company consummated a private placement of 23 shares of Series B Redeemable Convertible Preferred Stock resulting in gross proceeds of $230,000. The preferred stock was convertible into shares of common stock at a conversion price equal to $0.50 per share, subject to availability, at any time during the two years following execution of the subscription agreements. Warrants to purchase one share of common stock for each two shares of common stock issued upon conversion of this tranche of Series B Preferred Stock were included. These warrants to purchase 230,000 shares of common stock have an exercise price of $2.00 per share and are exercisable for a two year period following the date that the last share of the Series B Redeemable Convertible Preferred Stock is converted into common stock. The Company allocated $132,000 of the proceeds to the warrants based on their relative fair value. The value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.77%, expected dividends of zero, volatility of 219.79% and expected lives of up to three years. As the last share of the Preferred Stock converted in March, 2003, these warrants expired in March 2005.

On June 14, 2001, the Company entered into an Equity Line of Credit, which has expired. In connection with the Equity Line of Credit, a consultant, who is also a related party, received warrants to purchase 175,000 shares of common stock at an exercise price of $2.00. The fair value of these warrants was recorded as an equity placement fee. These warrants expire in June 2006.

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

2002 Warrants

During 2002, the Company received $60,000 in proceeds from the issuance of common stock for cash. In connection with these issuances, the individuals received warrants to purchase up to 650,000 shares of common stock at between $0.08 and $0.10 per share. The warrants expired in August 2004.

At December 31, 2004, there were 548,000 warrants outstanding with an exercise price ranging from $2.00 to $14.00 with a weighted average price of $2.39. These warrants expire at various dates from March 2005 through August 2006.

15.   Stock Buyback Program

In September 2004 the Company was authorized to establish a stock buyback program whereby the Company would acquire up to 500,000,000 shares of its common stock over a twelve month period from the open market at favorable prices. There was no obligation to acquire any specific number of shares or purchase at any specific price. At December 31, 2004, the Company had acquired 226,843,599 shares at a cost of $561,334 and had accounted for the purchase as treasury stock. The funding was provided primarily through a short term note of $500,000 from a related party. As of March 28, the Company had acquired of approximately 74,000,000 additional shares at a cost of approximately $185,000 funded from proceeds from the liquidation of its Yorkville investment. When the buyback program is complete, the Company will retire all shares acquired under the program.

16.   Settlement of Trade Payable and Convertible Debentures

During 2004 the Company settled certain trade payables, convertible debentures, and accrued interest of $611,000. Such settlement resulted in a gain on forgiveness of approximately $89,000.

17.   Loss Per Share

Basic and diluted loss per share were computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 2,470,119,429, 1,623,420,188 and 5,086,232,698 at December 31, 2004 and 2003 and 2002, respectively, are not included in the computation of per share amounts in the periods as the effect would be antidilutive.

18.   Cash Flows

Supplemental disclosure of cash flow information for the years ended December 31, 2004 and 2003 and 2002, are as follows:

                                                2004        2003        2002
                                              --------    --------    --------
Cash paid during the year for:
Interest                                      $120,343    $ 17,409    $  1,262
Taxes                                         $      0    $      0    $      0

Non Cash Investing and Financing activities include:

2004

The Company issued 1,500,000 shares of common stock with a value of $2,250 as payment for directors' fees.

The Company converted $247,125 , including accrued interest, of the convertible debentures into 241,727,920 shares of common stock.

2003

The Company issued 66,385,617 shares of common stock with a value of $70,623 as payment for certain consulting and directors' fees, payroll and accounts payable items.

The Company converted $2,703,932, including accrued interest, of the convertible debentures into 1,088,283,880 shares of common stock.

The Company converted $322,500 of Series B Preferred Stock and $40,000 of Series E Preferred Stock into 2,645,000 shares of common stock.

2002

The Company issued 3,810,388 shares of common stock with a value of $124,058 as payment for certain consulting and directors' fees, payroll and accounts payable items.

The Company converted $1,502,198, including accrued interest, of the convertible debentures into 223,675,428 shares of common stock.

The Company converted $627,500 of Series B Preferred Stock and $60,000 of Series C Preferred Stock, $54,000 of Series D Preferred Stock and $60,000 of Series E Preferred Stock into 4,600,000 shares of common stock.

19.   Commitments and Contingencies

In 2004, the Company has entered into several agreements to provide management and other services to unrelated companies in 2005 and thereafter. One such company, Sagamore Holdings, Inc., has issued 7,500,000 shares of stock to the Company for those services. Because of senior securities issued by Sagamore, the common stock received by the Company has been valued at nil and at December 31, 2004, the Company had provided no services to Sagamore Holdings, Inc.

In December 2001, Veja Electronics, Inc. d/b/a/ Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued as part of judgments and defaults payable at December 31, 2004.

In December 2004 several prior employees brought an action against the Company for back wages and benefits in a prior period. The Company has accrued $72,275 for potential damage awards at December 31, 2004. In January 2005, the Company settled the claims and paid the awards in cash.

In addition, certain creditors, with debt aggregating $311,030, have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.

At December 31, 2003, the Company leased office space under a lease agreement that expired in January 2006. Due to the Company's sale of its interactive video subsidiary, this lease was cancelled in November 2004 under a negotiated cancellation provision of paying an additional month's rent. The Company moved its offices to another location in Knoxville, Tennessee and entered into a new operating lease agreement which expires in November 2007. Future minimum lease payments by year, and in the aggregate, under this noncancelable operating lease at December 31, 2004, are as follows:

               2005                          $ 13,600
               2006                             9,600
               2007                             9,200
                                             --------
                                             $ 32,400
                                             ========

In June 2004, the Company began leasing its New Jersey facility from a related party on a month-to-month basis for approximately $4,000 per month.

Rent expense for operating leases was $91,009, $65,175 and $60,000 for 2004, 2003 and 2002, respectively.

20.   Related Party Transactions

Revenue/Sales Concentrations

On March 5, 2001, the Company's subsidiary entered into a National Distributor Agreement for the education market with Kidston Communications, a company controlled by Edward Kidston, a director of the Company until October 30, 2002. Pursuant to the terms of this Agreement, Kidston Communications is the exclusive national distributor in the education market in the United States. The term of the Agreement is through December 31, 2003 and will automatically renew for additional three year periods unless one party notifies the other of its intent not to renew at least 30 days prior to the end of the then current term. The Agreement provides that Kidston Communications may purchase products from our subsidiary, Celerity NV, at a five percent discount to list price, provided that the price is not higher than the price paid by other customers for like quantities of similar products and with similar terms and conditions. The Company had sales of $626,597 to Kidston Communications in 2002, which represented 96% of total sales. In Fourth Quarter 2004, the subsidiary decided to close the interactive video business and have an orderly liquidation of its business and assets.

21.   Selected Quarterly Data-Unaudited

      The following table sets forth certain quarterly information for each of the eight quarters ended with the quarter ended December 31, 2004. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or any future quarter.

                                                          2004
                                   ---------------------------------------------------
                                     Qtr 1         Qtr 2         Qtr 3         Qtr 4
                                   ---------     ---------     ---------     ---------
      Unrealized loss on           $(103,383)    $(121,578)    $  (8,141)    $ (58,745)
        investment
      Dividend income                345,000       350,000       260,000       300,000
      Net sales                           --            --            --            --
      Gross income (loss)            241,617       228,422       251,859       241,255
      Net loss                      (214,714)       28,682       (68,632)      (98,596)
      Loss per common
        share-basic and diluted    $      --     $      --     $      --     $      --

                                                          2003
                                   ---------------------------------------------------
                                     Qtr 1         Qtr 2         Qtr 3         Qtr 4
                                   ---------     ---------     ---------     ---------
      Unrealized loss on           $      --     $      --     $      --     $(842,121)
        investment
      Dividend income                     --            --            --        65,000
      Net sales                           --            --            --            --
      Gross income (loss)                 --            --            --      (777,121)
      Net loss                      (208,487)     (439,696)     (463,976)     (446,689)
      Loss per common
        share-basic and diluted    $      --     $      --     $      --     $      --

22.   Subsequent Events

      (a) On January 31, 2005, the members of Yorkville Management Advisors, LLC decided to wind up its operations and amended its Operating Agreement to establish a new class of membership with preferential rights. The Company's investment interest was converted to this new class of ownership. The preferential rights allow the Company to receive its investment representing its purchase of approximately $5,240,000 to be repaid over the next year, but no other distributions of dividend income. The Company expects to receive the cash net of approximately $1,500,000 due to a related party. As of February 25, 2005, the Company had received net proceeds of $340,000 after repayment of certain related party loans ($1,083,517) and accrued interest and liquidating damages ($416,483).

      (b) The Company entered into two business development agreements in 2004 in which the Company was to receive shares of common stock for providing capital formation and management services in the future. However, no consideration has been received and no services performed as of December 31, 2004 and to the date of this report. The Company and the respective parties are currently negotiating a termination agreement.