Form 10-Q
period 2005-03-31
CELERITY SYSTEMS INC
filed 2005-05-12
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

         (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 814-00631



                             CELERITY SYSTEMS, INC.
             (Exact name of registrant as specified in Its charter)



           Delaware                                      52-2050585
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

146 Maryville Pike, Suite 201, Knoxville, Tennessee          37920
---------------------------------------------------          -----
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

                              Yes |_|  No |X|


There were 4,796,102,805 shares of common Stock outstanding as of May 3, 2005.

                                     PART I


FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             CELERITY SYSTEMS, INC.
                                 Balance Sheets

Assets                                                                  (unaudited)
                                                                      March 31, 2005   December 31, 2004
                                                                      --------------   -----------------

 Cash                                                                  $    141,961    $          1,863
 Other current assets                                                         2,664               2,664
                                                                       -------------   -----------------
    Total current assets                                                    144,625               4,527
                                                                       -------------   -----------------
Fixed assets, net                                                            35,591              38,391
Investment in Yorkville Advisors Management, LLC, at cost
  which approximates fair value                                           3,000,000           5,240,000
Investment in and advances to Celerity Systems-NV, at fair
  value                                                                           -                   -
Debt offering costs, net                                                          -              40,529
                                                                       -------------   -----------------
  Total assets                                                         $  3,180,216    $      5,323,447
                                                                       =============   =================

Liabilities and Stockholders' Equity

Accounts payable                                                       $    490,782    $        473,637
Judgments and defaults payable (including $213,400 to a
  related party in 2004)                                                    115,000             400,675
Accrued interest ( including $188,366 to a related
  party in 2004)                                                            112,521             321,629
Notes payable - related party                                                10,000             510,000
Other current liabilities                                                    15,541              11,311
                                                                       -------------   -----------------
  Total current liabilities                                                 743,844           1,717,252

Convertible debentures - related party, net                                       -             583,517
Convertible debentures, net                                               1,646,291           1,703,495
                                                                       -------------   -----------------
                                                                          1,646,291           2,287,012
                                                                       -------------   -----------------

  Total liabilities                                                       2,390,135           4,004,264
                                                                       -------------   -----------------

Commitments and contingencies                                                     -                   -

Stockholders' Equity
Common stock, $.001 par value, 5,000,000,000 shares
  authorized, 4,796,102,805 shares issued and outstanding                 4,796,103           4,796,103
Additional paid-in capital                                               40,555,128          40,555,128
Treasury stock, at cost - 314,023,599 shares and 226,843,599
  shares                                                                   (789,655)           (561,334)
Accumulated deficit                                                     (43,771,495)        (43,470,714)
                                                                       -------------   -----------------
  Total stockholders' equity                                                790,081           1,319,183
                                                                       -------------   -----------------

  Total liabilities and stockholders' equity                           $  3,180,216   $       5,323,447
                                                                       =============   =================

              The accompanying notes are an integral part of these
                         condensed financial statements

                             CELERITY SYSTEMS, INC.
                      Statement of Operations (unaudited)

                                                                        Three Months         Three Months
                                                                       Ended March 31,      Ended March 31,
                                                                             2005               2004
                                                                     ------------------   -----------------
 Unrealized loss on investments                                      $            --      $       (103,383)
 Dividend income                                                                  --               345,000
                                                                     ------------------   -----------------
                                                                                  --               241,617

  General and administrative expenses                                        200,681               196,788
                                                                     ------------------   -----------------
      Operating income (loss)                                               (200,681)               44,829

 Other income (expense)
  Amortization of debt offering costs                                        (40,529)              (37,124)
  Beneficial conversion feature - convertible debentures                    (189,279)             (175,326)
  Interest expense                                                           (58,738)              (48,207)
  Settlement of debt                                                         188,446                    --
  Other income                                                                    --                 1,114
                                                                     ------------------   -----------------
 Total other income (expense)                                               (100,100)             (259,543)
                                                                     ------------------   -----------------
     Net loss attributable to common stockholders                    $      (300,781)     $       (214,714)
                                                                     ==================   =================
Loss per common share, basic and diluted

     Net loss per common share attributable to common
       stockholders                                                  $         (0.00)     $          (0.00)
                                                                     ==================   =================

 Weighted average shares outstanding - basic and diluted               4,768,446,271         4,701,086,889
                                                                     ==================   =================


              The accompanying notes are an integral part of these
                         condensed financial statements

                             CELERITY SYSTEMS, INC.
                      Statements of Cash Flows (unaudited)

                                                                         Three Months            Three Months
                                                                            Ended                   Ended
                                                                        March 31, 2005          March 31, 2004
                                                                        --------------          --------------
Cash flows from operating activities:

 Net loss                                                               $     (300,781)         $     (214,714)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
      Settlement of debt                                                      (181,901)                     --
      Unrealized loss on investments                                                --                 103,383
      Depreciation and amortization                                              2,800                   2,075
      Beneficial conversion - convertible notes                                189,279                 175,326
      Amortization of debt offering costs                                       40,529                  37,124
      Changes in operating assets and liabilities:
         Other assets                                                                                    1,520
         Accounts payable                                                       17,145                  28,822
         Judgments and defaults payable                                       (103,774)                (32,409)
         Accrued interest                                                     (209,108)                  9,403
         Other current liabilities                                               4,230                   2,764
                                                                        --------------          --------------
           Net cash provided by (used in) operating activities                (541,581)                113,294

Cash flows from investing activities:
 Purchase of fixed assets                                                           --                  (3,176)
 Advances to Celerity Systems-NV                                                                      (103,383)
 Proceeds from liquidation of Yorkville Advisors Management, LLC             2,240,000                      --
                                                                        --------------          --------------
     Net cash provided by (used in) investing activities                     2,240,000                (106,559)

Cash flows from financing activities:
 Proceeds from notes payable - related party                                        --                      --
 Payments on notes payable - related party                                  (1,330,000)               (105,000)
 Proceeds from convertible debentures                                                                       --
 Principal payments on debt                                                         --                (125,000)
 Proceeds from issuance of common stock                                             --                 210,000
 Acquisition of treasury stock                                                (228,321)                     --
                                                                        --------------          --------------
           Net cash used in financing activities                            (1,558,321)                (20,000)

Net increase (decrease) in cash                                                140,098                 (13,265)
Cash, beginning of period                                                        1,863                  56,156
                                                                        --------------          --------------
Cash, end of period                                                     $      141,961          $       42,891
                                                                        ==============          ==============

Cash paid for:
  Interest                                                              $      245,000          $       38,806
                                                                        ==============          ==============
  Taxes                                                                 $           --          $        1,450
                                                                        ==============          ==============



              The accompanying notes are an integral part of these
                         condensed financial statements

                             CELERITY SYSTEMS, INC.
                  Statement of Changes in Stockholders' Equity
                   For the three months ended March 31, 2005

                                        Common Stock           Additional                                      Total
                                ----------------------------    Paid-In      Treasury      Accumulated       Stockholders'
                                   Shares           Amount      Capital        Stock         Deficit      (Deficit)  Equity
                                -------------     ----------   ----------    ----------    -----------    -----------------
Balance December 31, 2004       4,796,102,805     $4,796,103   $40,555,128   $(561,334)  $ (43,470,714)     $  1,319,183

Acquisition of treasury
  stock (unaudited)                                                          $(228,321)                         (228,321)

Net loss (unaudited)                                                                          (300,781)         (300,781)
                                -------------     ----------   -----------   ----------  -------------    -----------------

Balance, March 31, 2005         4,796,102,805     $4,796,103   $40,555,128   $(789,655)  $ (43,771,495)     $    790,081
                                =============     ==========   ===========   ==========  =============    =================


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


1.       Presentation of Unaudited Interim Financial Statements

The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended December 31, 2004. Certain March 31, 2004 balances have been
reclassified   to  conform   with  the  March  31,  2005   financial   statement
presentation.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through March 31, 2005 the losses total approximately $43,771,000. As of March 31, 2005, the Company had a negative net working capital of approximately $599,000. These factors taken together with the lack of revenues and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

On June 3, 2003, the Company elected to become a Business Development Company which is regulated under Section 54 of the Investment Company Act of 1940. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02 in the succeeding twelve month period. Between June 30, 2003 and March 31, 2005, the Company sold 1,289,833,333 shares resulting in net proceeds of $1,360,000.

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

Stock-Based Compensation

The Company has not granted any stock options in 2005 and 2004. There was no stock-based compensation to be determined under the fair value method during the three months ended March 31, 2005 and 2004 and there is no difference between net loss as reported and proforma net loss.


2.       Investment in Celerity Systems, Inc. (A Nevada corporation)

Celerity NV had no operations for the three months ended March 31, 2005. The following table represents Celerity NV's operating results for the three months ended March 31, 2004.

                  Sales                                     $         --
                  Cost of Sales                                       --
                                                            --------------
                  Gross loss                                          --
                  General and administrative expenses             81,368
                                                            --------------
                  Net loss                                       (81,368)
                                                            =============


The following table represents Celerity NV's balance sheet as of March 31, 2004.

                  Accounts receivable, net                  $    24,319
                  Inventories, net                              299,200
                                                            --------------
                    Total current assets                        323,519
                  Fixed assets, net                              60,433
                  Other                                           1,600
                                                            --------------
                  Total assets                              $    385,552
                                                            ============

                  Accounts payable                          $    883,084
                  Other current liabilities                       23,601
                                                            --------------
                  Total liabilities                              906,685

                  Stockholder Deficit
                  Common stock                                       250
                  Additional paid-in capital                     499,750
                  Accumulated deficit                         (1,021,133)
                                                            --------------
                  Total stockholder deficit                     (521,133)
                                                            --------------
                  Total liabilities and deficit              $   385,552
                                                            ============


Celerity NV developed and manufacturered, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. Celerity NV also provided a comprehensive content package for education users.

The Company charged Celerity NV for salaries and benefits and a portion of costs as a facility charge. During the first three months of 2004, the Company advanced $103,383 to Celerity NV to fund operations. This amount resulted in an unrealized depreciation on the investment in Celerity NV of $103,383 as reflected in the statement of operations of the Company.

In September 2004, the Company decided to cease operations within Celerity NV and exchanged all of the operating assets, customer lists and a cash payment of $15,000 for a 25% equity interest in Escent Systems, Inc. The Company has no managerial involvement and has not guaranteed or otherwise committed any future financing to the venture. Because of the start up nature of the new company, Celerity NV has valued its investment in Escent at nil. Also, in 2004, the Company recognized a loss of its cost and the unrealized depreciation of its cost and advances in Celerity NV.

3.       Investment in Sagamore Holdings, Inc.

In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advice. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company has rendered no specific services in 2005 or 2004. There have been no events or circumstances occurring in the three months ended March 31, 2005 that would change the valuation. Accordingly, the Board of Directors has continued to include the value of the Sagamore stock in its financial statements as nil and has not recognized any revenue from the transaction

4.       Investment in Yorkville Advisors Management, LLC

On December 1, 2003 the Company purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2004 and 2003, the Company received proceeds of $1,255,000 and $65,000 respectively from this investment, which amounts have been recorded as dividend income in the statements of operations. In 2005, the Company was informed that Yorkville is in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company's membership interest in Yorkville has been converted into a new class with certain preferential rights and the Company shall receive consideration equal to the original purchase price of the investment less certain debt of approximately $1,500,000 due to an affiliated company of Yorkville. In the three months ended March 31, 2005, the Company received $2,240,000 net of payment of $1,500,000 to a related party for debt the Company had recorded at $1,681,901. The resulting gain has been recorded as income in the operating statements for the period ended March 31, 2005 (see Note 10). Management has reviewed the valuation of its investment in Yorkville and has determined that the investment is recorded at fair value.


5.       Loss Per Share

Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.


6.       Issuance of Convertible Debentures

The long-term debt of the Company includes the following items:

                                                               March 31, 2005     December 31, 2004
                                                              ----------------    ------------------
                   4% convertible debentures                      $    12,500          $     12,500
                   5% convertible debentures                        1,687,500             1,812,500
                   10% secured convertible debenture                        0               705,000
                                                              ----------------    ------------------
                                                                    1,700,000             2,530,000
                   Less:    Unamortized debt discount                 (53,709)             (242,988)
                                                              ----------------    ------------------
                   Long-term debt less current maturities         $ 1,646,291          $  2,287,012
                                                              ================    ==================


During the three months ended March 31, 2005 no convertible debentures were presented for conversion, accordingly, no shares of its common stock were issued.


 7.      Stock Buyback Program

In September 2004 the Board of Directors authorized the Company to establish a stock buyback program whereby the Company would acquire up to 500,000,000 shares of its common stock over a twelve month period from the open market at favorable prices. There was no obligation to acquire any specific number of shares or purchase at any specific price. At December 31, 2004, the Company had acquired 226,843,599 shares at a cost of $561,334 and from January through March 2005, the Company acquired 87,180,000 shares at a cost of $228,321. The acquisitions have been accounted for as treasury stock. The funding was provided primarily through a short term note of $500,000 from a related party through December 2004. In the three month period through March 2005, the purchases were funded from proceeds from the liquidation of its Yorkville investment. When the buyback program is complete, the Company plans to retire all shares acquired under the program.


8.       Judgments and Defaults Payable

In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principal plus interest per month. The liability for liquidated damages has been accrued at its maximum amount. The Company has remaining accrued liquidated damages of $36,000 at March 31, 2005.

In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at March 31, 2005.

In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at March 31, 2005.

In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.

9.       Common Stock

During the three months ended March 31, 2005 the Company did not issue any shares of its common stock.

10.      Subsequent Events

Subsequent to March 31, 2005, the Company collected the remainder of the $3,000,000 relating to its investment in Yorkville and has retired Approximately $1,550,000 in convertible debentures and accrued interest.

The Company entered into two business development agreements in 2004 in which the Company was to receive shares of common stock for providing capital formation and management services in the future. However, no consideration has been received and no services performed as of March 31, 2005 and to the date of this report. The Company and the respective parties are currently negotiating a termination agreement.

Effective April 22, 2005, the Company dismissed Marcus & Kliegman, LLP as its independent registered public accounting firm. Marcum & Kliegman, LLP's reports did not contain any adverse opinions, there were no disagreements on any matter of accounting principals or practices and there were no reported events under
(a)(1)(v) of Item 304 of Regulation S-K.

Effective May 3, 2005, the Company engaged HJ & Associates, LLC as its certified public accountants.


ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS


Introductory Statements

Forward-Looking Statements and Associated Risks. This filing contains forward-looking statements, including statements regarding, among other things,
(a) our company's projected profitability,  (b) our company's growth strategies,
(c) our company's future financing plans and (d) our company's anticipated needs for working capital. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," "expects," and similar words are intended to identify forward-looking statements. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-K for the year ended December 31, 2004. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy, competition, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.


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

Going Concern - The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of asset and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January 1993 through March 31, 2005, the losses total approximately $43,771,000. As of March 31, 2005, the Company had a negative net working capital of approximately $599,000. These factors taken together with the lack of revenues and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern. The Company's source of income during 2004 has been dividends from its minority investment in Yorkville Management Advisors, LLC. The Company's investment in the minority interest of Yorkville Management Advisors, LLC was made on December 1, 2003 and the Company has received $1,310,000 in dividend proceeds since that date. In 2005, the Company was informed that Yorkville is in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company's membership interest in Yorkville has been converted into a new class with certain preferential rights and the Company shall receive consideration equal to the original purchase price of the investment less certain debt of approximately $1,500,000 due to an affiliated company of Yorkville.


Results of Operations


Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004


Unrealized loss on investments

Since the election to operate as a Business Development Company, the Company has recorded a realized loss on its investment in Celerity NV. This loss is comprised of two elements:

         Effect of recording advances at fair value                 $    633,008

         Effect of recording equity investments at fair value            500,000
                                                                    ------------
                                                                    $  1,133,008

The write-down of the Company's advances to and investment in Celerity NV recognized that without additional sales, there was a substantial risk that Celerity NV would not be able to continue operation. On November 4, 2004, Celerity NV entered into an Asset Purchase Agreement with Escent Systems, Inc. whereby Celerity NV sold its assets and interactive video business to Escent in return for 25% of Escent's equity. Celerity NV also provided $15,000 in cash toward the working capital of the new venture. Because Escent has limited sales history and lack of necessary product and content development capacity, Celerity NV has determined that the fair value of the investment to be nil.

During the three month period ended March 31, 2004, Celerity NV recorded no sales or gross profit and incurred other general and administrative expenses that resulted in a net loss of $81,368 for the period. During such period Celerity NV received advances from the Company of $103,383 to fund its working capital requirements. Management recorded a write-down of the Company's advances since without additional sales, there is a substantial risk that Celerity NV will not be able to continue operation.


Dividend income

Since its investment in Yorkville on December 1, 2003, the Company has received $1,255,000 in 2004 and $65,000 in 2003 in proceeds, which have been recorded as dividend income in the statements of operations. On January 31, 2005 the members of Yorkville decided to wind up its operations and amended its Operating Agreement to establish a new class of membership with preferential rights. The Company's investment interest was converted to this new class of ownership. The preferential rights allow the Company to receive its investment purchase price returned in cash by December 31, 2005, but receive no other dividend income distributions. During the three month period ended March 31, 2005, the Company has received $2,240,000 net of payment of related party debt of $1,500,000.

During the three month period ended March 31, 2004, the Company received $345,000 in proceeds from its investment in Yorkville, which has been recorded as dividend income in the statement of operations.


Operating Expenses

Operating expenses for the three months ended March 31, 2005 were $200,681 compared to $196,788 for the three months ended March 31, 2004. Increased operating expenses for the three months ended March 31, 2005 can be attributed to higher professional service expenses (approximately $22,000). For the three months ended March 31, 2005, expenses were reduced by lower payroll ($11,000) and office and other operating costs ($7,400).


Amortization of debt offering costs

Amortization of debt offering costs for the three months ended March 31, 2005 was $40,529 compared to $37,124 in same period of 2004.


Beneficial conversion feature - convertible notes

Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $189,279 and $175,326 for the three months ended March 31, 2005 and 2004, respectively. This increase results primarily from the payment of certain debt in 2004 which caused full recognition of the related beneficial conversion feature in this period compared to the longer amortization period for debt not converted.


Interest Expense

Interest expense for the three months ended March 31, 2005 was $58,738 compared to $48,207 for the same period in 2004. The increase is attributable to higher levels of debt and delinquent accounts in 2005.


Settlement of Debt

For the three months ended March 31, 2005, the Company settled certain trade payables wherein the total amount due was reduced by $188,446. For the three months ended March 31, 2004, there were no settlements of debt.


Net Loss Attributable to Common Stockholders

As a result of the foregoing, the Company had a net loss of $300,781, or $0.00 per share, for the three months ended March 31, 2005 compared to a net loss of $214,714, or $0.00 per share, for the three months ended March 31, 2004.

Liquidity and Capital Resources

The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $141,961 as of March 31, 2005 and $1,863 as of December 31, 2004. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that income from our investments generate enough proceeds to fund operations. In addition, our need for cash includes satisfying current liabilities of $743,844, consisting primarily of accounts payable of $490,782, accrued interest of $112,521 and judgments and defaults payable of $115,000, including a judgment of $71,000 obtained by Veja Electronics, Inc. for breach of contract, a judgment of $8,000 obtained by Del Rio Enterprises for non-payment of services, and liquidated damages resulting from the lack of filing a registration statement relating to certain convertible debentures of $36,000. We do not currently have sufficient funds to pay these obligations. We will need significant new funding from the sale of securities or from proceeds from our investments to fund our ongoing operations and to satisfy the above obligations. We anticipate that preferential distribution proceeds from the liquidation of our investment in Yorkville will provide sufficient funds (approximately $3,740,000) in 2005 to operate the Company after satisfying certain related party debt of $1,500,000. We currently do not have any commitments for funding.

As discussed in the overview section, on June 3, 2003 the Company elected to become a BDC which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC the Company may sell shares of its common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 4, 2003 and March 31, 2005 the Company has sold 1,289,833,333 shares resulting in net proceeds of $1,360,000.

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

During the three months ended March 31, 2005, we had a net increase in cash of $140,098. Our sources and uses of funds were as follows:

Cash Flows From Operating Activities. We used net cash of $541,581 in our operating activities in the three months ended March 31, 2005. Our net cash used in operating activities resulted primarily from the Company's net loss of $300,781 non-cash income of $181,901 related to the settlement of debt, and the payment of judgments and defaults and accrued interest of $312,882. Cash was provided by non-cash expenses of depreciation and amortization of fixed assets, ($2,800), beneficial conversion feature ($189,278) and debt offering costs ($40,529). In addition, cash was provided by increases in accounts payable and other current liabilities of $21,375.

Cash Flows From Investing Activities. We provided cash of $2,240,000 in investing activities in the three months ended March 31, 2005 from the proceeds from preferential distributions from Yorkville Advisors Management, LLC. These funds were used to fund the operating activities of the Company and purchase shares under the Company's stock buyback program.

Cash Flows From Financing Activities. We used $1,558,321 in net cash for financing activities, consisting primarily of principal payments on debt to a related party of $1,330,000 and the purchase of treasury stock under the Company's stock buyback program.

As of March 31, 2005 we had a negative net working capital of approximately $599,000. We have reduced overhead expenses, which will have a favorable impact on cash required to fund the business. Under the Company's stock buyback program, the Company is still actively pursuing the purchase of stock at favorable prices if adequate cash flows are available, however there are no purchase requirements or commitments to purchase any number of shares of stock. We had no significant capital spending or purchase commitments at March 31, 2005 other than a certain lease of corporate office space

We have no existing bank lines of credit.

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

The Company has no cash equivalents or short-term investments that are subject to market risk.


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


(B)      Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's three months ended March 31, 2005, the Company `s Principal Executive Officer/Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

        o On September 20, 2004, Joseph Banta, et al. filed an action in the United States District Court for the Eastern District of Tennessee at Knoxville, Tennessee in the amount of approximately $60,000 for non-payment of salaries and benefits during a two-month period in 2002. The Company settled this case in full in January 2005.

In addition, certain creditors have threatened litigation if not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.

Exhibit No.      Description                                Location
----------       ---------------------------------------    -------------------
31.1             Certification re: Section 302              Provided herewith

32.1             Certification re: Section 906              Provided herewith


Reports on Form 8-K.

Report on Form 8-K filed February 18, 2005 pursuant to Item 8.01 (Other Events) reported that on February 11, 2005, Celerity Systems, Inc. became entitled to receive a distribution of $5,200,000 from Yorkville Advisors Management, LLC pursuant to the terms of a Preferential Rights Membership Interest in Yorkville.

Report on Form 8-K filed April 19, 2005 pursuant to Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) reported that, effective April 15, 2005, David Leigh resigned from the Board of Directors for personal reasons.

Report on Form 8-K filed April 27, 2005 pursuant to Item 4.01 (Changes in Registrant's Certifying Accountant) reported that Marcum & Kliegman, LLP was dismissed as its independent registered public accounting firm effective April 22, 2005. Marcum & Kliegman's reports did not contain any adverse opinions, there were no disagreements on any matter of accounting principals or practices and there were no reported events under (a)(1)(v) of Item 304 of Regulation S-K.

Report on Form 8-K filed May 6, 2005 pursuant to Item 4.01 (Changes in Registrant's Certifying Accountant) reported that effective May 3, 2005, the Company, based on the recommendation of and approval by the Company's audit committee and the Board of Directors, approved a resolution to engage the services of HJ & Associates, L.L.C. as its certified public accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 11, 2005                     CELERITY SYSTEMS, INC.

                                          By: /s/ Robert Legnosky
                                             -----------------------------------
                                                 Robert Legnosky
                                                 Chief Executive Officer and
                                                 Interim Chief Financial Officer