Form 10-Q
period 2005-06-30
CELERITY SYSTEMS INC
filed 2005-08-15
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

                                 Yes |_| No |X|

      There were 4,390,579,206 shares of common Stock outstanding as of August 1, 2005.

                                     PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CELERITY SYSTEMS, INC.
Balance Sheets

                                                                                 (unaudited)
 Assets                                                                         June 30, 2005  December 31,2004
                                                                                -------------  ----------------
  Cash                                                                           $    842,992    $      1,863
  Other current assets                                                                152,879           2,664
                                                                                 ------------    ------------
        Total current assets                                                          995,871           4,527
                                                                                 ------------    ------------

Fixed assets, net                                                                      32,791          38,391
Investment in Yorkville Advisors Management, LLC, at cost which
   approximates fair value                                                                 --       5,240,000
Investment in and advances to Celerity Systems-NV, at fair value                           --              --
Debt offering costs, net                                                                   --          40,529
                                                                                 ------------    ------------

     Total assets                                                                $  1,028,662    $  5,323,447
                                                                                 ============    ============

Liabilities and Stockholders' Equity

Accounts payable                                                                 $    423,554    $    473,637
Judgments and defaults payable (including $213,400 to a related party in 2004)        115,000         400,675
Accrued interest ( including $188,366 to a related party in 2004)                      11,609         321,629
Notes payable - related party                                                              --         510,000
Other current liabilities                                                              17,350          11,311
                                                                                 ------------    ------------

     Total current liabilities                                                        567,513       1,717,252

Convertible debentures - related party, net                                                --         583,517
Convertible debentures, net                                                           232,500       1,703,495
                                                                                 ------------    ------------
                                                                                      232,500       2,287,012
                                                                                 ------------    ------------

     Total liabilities                                                                800,013       4,004,264
                                                                                 ------------    ------------

Commitments and contingencies                                                              --              --

Stockholders' Equity
Common stock, $.001 par value, 5,000,000,000 shares authorized, 4,390,579,206 shares and 4,796,102,805 shares issued and outstanding
      in 2005 and 2004, respectively                                                4,390,580       4,796,103
Additional paid-in capital                                                         39,981,350      40,555,128
Treasury stock, at cost - 226,843,599 shares in 2004                                       --        (561,334)
Accumulated deficit                                                               (44,143,281)    (43,470,714)
                                                                                 ------------    ------------
     Total stockholders' equity                                                       228,649       1,319,183
                                                                                 ------------    ------------

     Total liabilities and stockholders' equity                                  $  1,028,662    $  5,323,447
                                                                                 ============    ============

The accompanying notes are an integral part of these condensed financial statements

CELERITY SYSTEMS, INC.
Statements of Operations (unaudited)

                                                        Three Months        Three Months       Six Months         Six Months
                                                            Ended               Ended             Ended              Ended
                                                        June 30, 2005       June 30, 2004     June 30, 2005      June 30, 2004
                                                        -------------       -------------     -------------      -------------
  Unrealized loss on investments                       $            --    $      (121,578)   $            --    $      (224,961)
  Realized gain on investments                                  39,944                 --             39,944                 --
  Dividend income                                                   --            350,000                 --            695,000
                                                       ---------------    ---------------    ---------------    ---------------
                                                                39,944            228,422             39,944            470,039
     General and administrative expenses                       192,239            135,785            392,920            332,574
                                                       ---------------    ---------------    ---------------    ---------------
           Operating income (loss)                            (152,295)            92,637           (352,976)           137,465
  Other income (expense)
     Amortization of debt offering costs                            --            (11,863)           (40,529)           (48,987)
     Beneficial conversion feature -
        convertible debentures                                 (53,709)           (48,252)          (242,988)          (223,578)
     Interest expense                                           (9,374)           (43,819)           (68,112)           (92,026)
     Settlement of debt                                       (156,408)            39,979             32,038             39,979
     Other income                                                   --                 --                 --              1,114
                                                       ---------------    ---------------    ---------------    ---------------
  Total other income (expense)                                (219,491)           (63,955)          (319,591)          (323,498)
                                                       ---------------    ---------------    ---------------    ---------------
          Net loss attributable to common
             stockholders                              $      (371,786)   $        28,682    $      (672,567)   $      (186,033)
                                                       ===============    ===============    ===============    ===============

Loss per common share, basic and diluted
Net loss per common share attributable to
   common stockholders                                 $         (0.00)   $          0.00    $         (0.00)   $         (0.00)
                                                       ===============    ===============    ===============    ===============

          Weighted average shares outstanding -
             basic and diluted                           4,428,073,650      4,794,080,467      4,491,955,173      4,824,716,663
                                                       ===============    ===============    ===============    ===============

The accompanying notes are an integral part of these condensed financial statements

CELERITY SYSTEMS, INC.
Statements of Cash Flows (unaudited)

                                                                           Six Months     Six Months
                                                                             Ended          Ended
                                                                            June 30,       June 30,
                                                                              2005           2004
                                                                              ----           ----
Cash flows from operating activities:
   Net loss                                                               $  (672,567)   $  (186,033)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
            Settlement of debt                                               (181,901)            --
            Unrealized loss on investments                                         --        224,961
            Depreciation and amortization                                       5,600          4,375
            Beneficial conversion - convertible notes                         242,988        230,767
            Amortization of debt offering costs                                40,529         48,987
            Changes in operating assets and liabilities:
                Other assets                                                 (150,215)         1,520
                Accounts payable                                              (50,083)        56,075
                Judgments and defaults payable                               (103,774)      (142,381)
                Accrued interest                                             (310,020)       (23,407)
                Other current liabilities                                       6,039          2,984
                                                                          -----------    -----------
                    Net cash provided by (used in) operating activities    (1,173,404)       217,848

Cash flows from investing activities:
   Purchase of fixed assets                                                        --         (6,658)
   Advances to Celerity Systems-NV                                                 --       (224,961)
   Proceeds from liquidation of Yorkville Advisors Management, LLC          5,240,000             --
                                                                          -----------    -----------
                    Net cash provided by (used in) investing activities     5,240,000       (231,619)

Cash flows from financing activities:
   Proceeds from notes payable - related party                                     --             --
   Payments on  notes payable - related party                              (1,265,000)      (105,000)
   Proceeds from convertible debentures                                                      537,500
   Principal payments on debt                                              (1,542,500)      (475,000)
   Proceeds from issuance of common stock                                          --        200,000
   Acquisition of treasury stock                                             (417,967)      (189,808)
                                                                          -----------    -----------
                    Net cash used in financing activities                  (3,225,467)       (32,308)

Net increase (decrease) in cash                                               841,129        (46,079)
Cash, beginning of period                                                       1,863         56,156
                                                                          -----------    -----------

Cash, end of period                                                       $   842,992    $    10,077
                                                                          ===========    ===========

Cash paid for:
     Interest                                                             $   302,040      $ 201,285
                                                                          ===========    ===========
     Taxes                                                                $        --    $     1,450
                                                                          ===========    ===========

The accompanying notes are an integral part of these condensed financial statements

CELERITY SYSTEMS, INC.
Statement of Changes in Stockholders' Equity
For the six months ended June 30, 2005

                                                                                                                  Total
                                      Common Stock             Additional                                     Stockholders'
                                 ------------------------       Paid-In         Treasury      Accumulated       (Deficit)
                                 Shares          Amount         Capital          Stock          Deficit          Equity
                                 ------          ------         -------          -----          -------          ------
Balance December 31, 2004    4,796,102,805   $   4,796,103   $  40,555,128   $    (561,334)  $ (43,470,714)  $   1,319,183

Acquisition of treasury
  stock (unaudited)                                                               (417,967)                       (417,967)

Retirement of treasury
  stock (unaudited)           (405,523,599)       (405,523)       (573,778)        979,301                              --

Net loss (unaudited)                                                                              (672,567)       (672,567)
                             -------------   -------------   -------------   -------------   -------------   -------------
Balance, June 30, 2005       4,390,579,206   $   4,390,580   $  39,981,350   $          --   $ (44,143,281)  $     228,649
                             =============   =============  ==============   =============   =============   =============

The accompanying notes are an integral part of these condensed financial statements

                             CELERITY SYSTEMS, INC.

Notes to Unaudited Condensed Financial Statements

Overview

      Celerity Systems, Inc., a Delaware corporation (the "Company") is a business development company that has elected to be regulated pursuant to
Section 54 of the Investment Company Act of 1940. We intend to focus our investments in developing companies, but do not intend to limit our focus on investment in any particular industry. We intend to seek investments in companies that offer attractive investment opportunities.

1.    Presentation of Unaudited Interim Financial Statements

      The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of June 30, 2005 and for the six months ended June 30, 2005 and 2004, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended December 31, 2004. Certain June 30, 2004 balances have been reclassified to conform with the June 30, 2005 financial statement presentation.

      On May 20, 2003, the Company formed a subsidiary, Celerity Systems, Inc. (a Nevada corporation), ("Celerity NV"). The assets and liabilities related to the existing interactive video business were transferred to Celerity NV for 100% of the common stock of Celerity NV. As this subsidiary is not an investment company, after June 2, 2003 it is not consolidated with the parent company. The Company's investment in Celerity NV is recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively.

      In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

      The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January, 1993 through June 30, 2005 the losses total approximately $44,143,000. These factors taken together with the lack of revenues and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

      On June 3, 2003, the Company elected to become a Business Development Company which is regulated under Section 54 of the Investment Company Act of 1940. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02 in the succeeding twelve month period. Between June 30, 2003 and June 30, 2005, the Company sold 1,289,833,333 shares resulting in net proceeds of $1,360,000.

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

      Stock-Based Compensation

      The Company has not granted any stock options in 2005 and 2004. There was no stock-based compensation to be determined under the fair value method during the six months ended June 30, 2005 and 2004 and there is no difference between net loss as reported and proforma net loss.

2.    Investment in Celerity Systems, Inc. (A Nevada corporation)

      Celerity NV had no operations for the six months ended June 30, 2005. The following table represents Celerity NV's operating results for the six months ended June 30, 2004.

                  Sales                               $        --
                  Cost of Sales                                --
                                                      -----------
                  Gross loss                                   --
                  General and administrative expenses     134,772
                                                      -----------
                  Net loss                               (134,772)
                                                      ===========

      The following table represents Celerity NV's balance sheet as of June 30, 2004.

                  Accounts receivable, net            $    24,319
                  Inventories, net                        299,200
                                                      -----------
                    Total current assets                  323,519
                  Fixed assets, net                        60,433
                  Other                                     1,600
                                                      -----------
                  Total assets                        $   385,552
                                                      ===========

                  Accounts payable                    $   936,488
                  Other current liabilities                23,601
                                                      -----------
                  Total liabilities                       960,089

                  Stockholder Deficit
                  Common stock                                250
                  Additional paid-in capital              499,750
                  Accumulated deficit                  (1,074,637)
                                                      -----------
                  Total stockholder deficit              (574,537)
                                                      -----------
                  Total liabilities and deficit       $   385,552
                                                      ===========

      Celerity NV developed and manufactured, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. Celerity NV also provided a comprehensive content package for education users with over 1,300 titles available. Due to a lack of funding prior to June 30, 2004 Celerity NV has been targeting the education market, to the exclusion of other markets available to them.

      Prior to September 2004, the Company charged Celerity NV for salaries and benefits and a portion of overhead costs as a facility charge. During the first six months of 2004, the Company advanced $224,961 to Celerity NV to fund Celerity NV's operations. This amount resulted in an unrealized depreciation on the investment in Celerity NV of $224,961 as reflected in the statement of operations of the Company.

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

3.    Investment in Sagamore Holdings, Inc.

      In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore") with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advise. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company has rendered no specific services in 2005 or 2004. There have been no events or circumstances occurring in the six months ended June 30, 2005 that would change the valuation. Accordingly, the Board of Directors has continued to include the value of the Sagamore stock in its financial statements as nil and has not recognized any revenue from the transaction

4.    Investment in Yorkville Advisors Management, LLC

      On December 1, 2003 the Company purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2004 and 2003, the Company received proceeds of $1,255,000 and $65,000 respectively from this investment, which amounts have been recorded as dividend income in the statements of operations. In 2005, the Company was informed that Yorkville is in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company's membership interest in Yorkville has been converted into a new class with certain preferential rights entitling the Company to receive consideration equal to the original purchase price of the investment less certain debt of approximately $1,500,000 due to an affiliated company of Yorkville. In the six months ended June 30, 2005, the Company received $5,240,000 net of $1,500,000 to a related party for debt the Company had recorded at $1,681,901. The resulting gain has been recorded as income in the operating statements for the period ended June 30, 2005.

5.    Loss Per Share

      Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.

6.    Issuance of Convertible Debentures

      The long-term debt of the Company includes the following items:

                                            June 30, 2005  December 31, 2004
                                            -------------  -----------------
      4% convertible debentures              $         0     $    12,500
      5% convertible debentures                  232,500       1,812,500
      10% secured convertible debenture                0         705,000
                                             -----------     -----------
                                                 232,500       2,530,000
      Less: Unamortized debt discount                 (0)       (242,988)
                                             -----------     -----------
      Long-term debt less current
        maturities                           $   232,500     $ 2,287,012
                                             ===========     ===========

      During the six months ended June 30, 2005 no convertible debentures were presented for conversion, accordingly, no shares of its common stock were issued.

7.    Stock Buyback Program

      In September 2004 the Board of Directors authorized the Company to establish a stock buyback program whereby the Company would acquire up to 500,000,000 shares of its common stock over a twelve month period from the open market at favorable prices. There was no obligation to acquire any specific number of shares or purchase at any specific price. At December 31, 2004, the Company had acquired 226,843,599 shares at a cost of $561,334 and from January through June 2005, the Company acquired 178,680,000 shares at a cost of $417,967. The acquisitions have been accounted for as treasury stock until the cancellation of 405,523,599 shares on June 2, 2005. The funding was provided primarily through a short term note of $500,000 from a related party through December 2004. In the six month period through June 2005, the purchases were funded from proceeds from the liquidation of its Yorkville investment.

8.    Judgments and Defaults Payable

      In January 2002, the Company terminated the Equity Line of Credit with Cornell Capital Partners, LP because of delays in getting the related shares registered and, also, in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages has been accrued at its maximum amount. The Company has remaining accrued liquidated damages of $36,000 at June 30, 2005.

      In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at June 30, 2005.

      In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at June 30, 2005.

      In addition, certain creditors have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company's accounts payable and are accruing applicable late fees and interest.

9.    Common Stock

      During the six months ended June 30, 2005 the Company did not issue any shares of its common stock.

10.   Subsequent Events

      The Company entered into two business development agreements in 2004 in which the Company was to receive shares of common stock for providing capital formation and management services in the future. However, no consideration has been received and no services performed as of June 30, 2005 and to the date of this report. The Company and the respective parties are currently negotiating a termination agreement.

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

      Going Concern - The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of asset and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January 1993 through June 30, 2005, the losses total approximately $44,143,000. These factors taken together with the lack of revenues and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern. The Company's source of income during 2004 has been dividends from its minority investment in Yorkville Management Advisors, LLC. The Company's investment in the minority interest of Yorkville Management Advisors, LLC was made on December 1, 2003 and the Company has received $1,310,000 in dividend proceeds since that date. As of June 30, 2005, the Company has liquidated all of its interest in Yorkville and will not receive any further dividend income in the future.

Results of Operations

      Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

      Realized loss on investments

      Since the election to operate as a Business Development Company ("BDC") the Company has recorded a realized loss on its investment in Celerity Systems, Inc., a Nevada corporation ("Celerity NV"). This loss is comprised of two elements:

     Effect of recording advances at fair value               $    633,008

     Effect of recording equity investments at fair value          500,000
                                                              ------------
                                                              $  1,133,008
                                                              ------------

      The write-down of the Company's advances to and investment in Celerity NV recognized that without additional sales, there was a substantial risk that Celerity NV would not be able to continue operations. On November 4, 2004, Celerity NV entered into an Asset Purchase Agreement with Escent Systems, Inc. ("Escent") whereby Celerity NV sold its assets and interactive video business to Escent in return for 25% of Escent's equity. Celerity NV also provided $15,000 in cash toward the working capital of the new venture. Because Escent has limited sales history and lack of necessary product and content development capacity, Celerity NV has determined that the fair value of the investment to be nil.

      During the three month period ended June 30, 2004, Celerity NV recorded no sales or gross profit and incurred other general and administrative expenses that resulted in a net loss of $53,404 for the period. During such period Celerity NV received parent company advances of $121,578 to fund its working capital requirements. Management recorded a write-down of the Company's advances since without additional sales, there is a substantial risk that Celerity NV will not be able to continue operations.

      The Company has had no transactions with Celerity NV in the six months ended June 30, 2005

      Dividend income

      Since its investment in Yorkville Advisors Management, LLC ("Yorkville") on December 1, 2003, the Company has received $1,255,000 in 2004 and $65,000 in 2003 in proceeds, which have been recorded as dividend income in the statements of operations. On January 31, 2005 the members of Yorkville decided to wind up its operations and amended its Operating Agreement to establish a new class of membership with preferential rights. The Company's investment interest was converted to this new class of ownership. The preferential rights allowed the Company to receive its investment purchase price returned in cash by December 31, 2005, but receive no other dividend income distributions. During the three month period ended June 30, 2005, the Company has received $3,000,000 in proceeds and the Company has no further interest in Yorkville.

      During the three month period ended June 30, 2004 the Company received $350,000 in proceeds from its investment in Yorkville and recorded these receipts as dividend income in the statement of operations.

      Operating Expenses

      Operating expenses for the second quarter of 2005 were $192,239 compared to $135,785 for the second quarter of 2004, an increase of $56,454 or 41.6%. Increased operating expenses in 2005 can be attributed to higher professional service expenses (approximately $46,000), higher payroll (approximately $2,400) and higher operating and administrative costs (approximately $21,500). Expenses were reduced by lower facility charges ($13,400).

      Amortization of debt offering costs

      Amortization of debt offering costs for the second quarter of 2005 was nil compared to $11,863 in same period of 2004. The debt associated with the debt offering costs was paid off in the first quarter of 2005.

      Beneficial conversion feature - convertible notes

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $53,709 and $48,252 for the three months ended June 30, 2005 and 2004, respectively, an increase of $5,457 or 11.3%. This increase results primarily from the payment of certain debt in 2005 which caused full recognition of the related beneficial conversion feature in this period compared to the longer amortization period for debt not converted.

      Interest Expense

      Interest expense for the three months ended June 30, 2005 was $9,374 compared to $43,819 for the same period in 2004, a decrease of $34,445 or 78.6%. The decrease is attributable to the repayment of debt primarily from the funds from the liquidation of the Yorkville investment in 2005.

      Settlement of Debt

      For the three months ended June 30, 2005, the Company settled certain convertable notes and trade payables wherein the net amount due was increased by $156,408. For the three months ended June 30, 2004 debt settlements resulted in net gains of $39,979.

      Net Loss Attributable to Common Stockholders

      As a result of the foregoing, the Company had a net loss of $371,786, or ($0.00) per share, for the three months ended June 30, 2005 compared to a net gain of $28,682, or $0.00 per share, for the three months ended June 30, 2004, a decrease of $400,468 or 1,396.2%.

      Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

      Unrealized loss on investments

      Since the election to operate as a BDC the Company has recorded a realized loss on its investment in Celerity NV. This loss is comprised of two elements:

     Effect of recording advances at fair value               $    633,008

     Effect of recording equity investments at fair value          500,000
                                                              ------------
                                                              $  1,133,008
                                                              ------------

      The write-down of the Company's advances to and investment in Celerity NV recognized that without additional sales, there was a substantial risk that Celerity NV would not be able to continue operations. On November 4, 2004, Celerity NV entered into an Asset Purchase Agreement with Escent whereby Celerity NV sold its assets and interactive video business to Escent in return for 25% of Escent's equity. Celerity NV also provided $15,000 in cash toward the working capital of the new venture. Because Escent has limited sales history and lack of necessary product and content development capacity, Celerity NV has determined that the fair value of the investment to be nil.

      During the six month period ended June 30, 2004, Celerity NV recorded no sales or gross profit and incurred other general and administrative expenses that resulted in a net loss of $134,773 for the period. During such period Celerity NV received parent company advances of $224,961 to fund its working capital requirements. Management recorded a write-down of the Company's advances since without additional sales, there is a substantial risk that Celerity NV will not be able to continue operations.

      Dividend income

      Since its investment in Yorkville on December 1, 2003, the Company has received $1,255,000 in 2004 and $65,000 in 2003 in proceeds, which have been recorded as dividend income in the statements of operations. On January 31, 2005, the members of Yorkville decided to wind up its operations and amended its Operating Agreement to establish a new class of membership with preferential rights. The Company's investment interest was converted to this new class of ownership. The preferential rights allowed the Company to receive its investment purchase price returned in cash by December 31, 2005, but receive no other dividend income distributions. During the six month period ended June 30, 2005, the Company has received its entire investment cost of $5,240,000 and the Company has no further interest in Yorkville.

      During the six month period ended June 30, 2004, the Company received $695,000 in proceeds from its investment in Yorkville and recorded these receipts as dividend income in the statement of operations.

      Operating Expenses

      Operating expenses for the first six months of 2005 were $392,920 compared to $332,574 for the first six months of 2004, an increase of $60,346 or 18.2%. Increased operating expenses in 2005 can be attributed to higher professional service expenses (approximately $68,800), higher operating and administrative costs (approximately $9,100). Expenses were reduced by lower facility charges and payroll ($17,500).

      Amortization of debt offering costs

      Amortization of debt offering costs for the first six months of 2005 was $40,529 compared to $48,987 in same period of 2004, a decrease of $8,458 or 17.3%. The debt associated with the debt offering costs was paid off in the first quarter of 2005.

      Beneficial conversion feature - convertible notes

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $242,988 and $223,578 for the six months ended June 30, 2005 and 2004, respectively. This increase results primarily from the payment of certain debt in 2005 which caused full recognition of the related beneficial conversion feature in this period compared to the longer amortization period for debt not converted.

      Interest Expense

      Interest expense for the six months ended June 30, 2005 was $68,112 compared to $92,026 for the same period in 2004, a decrease of $23,914 or 26.0%. The decrease is attributable to the repayment of debt primarily from the funds from the liquidation of the Yorkville investment in 2005.

      Settlement of Debt

      For the six months ended June 30, 2005, the Company settled certain convertable notes and trade payables wherein the net amount due was decreased by $32,037. For the six months ended June 30, 2004 debt settlements resulted in net gains of $41,093.

      Net Loss Attributable to Common Stockholders

      As a result of the foregoing, the Company had a net loss of $672,567, or ($0.00) per share, for the six months ended June 30, 2005 compared to a net loss of $186,033, or ($0.00) per share, for the six months ended June 30, 2004 an increase of $486,534 or 261.5%.

      Liquidity and Capital Resources

      The primary source of financing for us since our inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $842,992 as of June 30, 2005 and $1,863 as of December 31, 2004. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that income from our investments generate enough proceeds to fund operations. In addition, our need for cash includes satisfying current liabilities of $567,513, consisting primarily of accounts payable of $423,554, accrued interest and other liabilities of $11,609 and judgments and defaults payable of $115,000, including a judgment of $71,000 obtained by Veja Electronics, Inc. for breach of contract, a judgment of $8,000 obtained by Del Rio Enterprises for non-payment of services, and liquidated damages resulting from the lack of filing a registration statement relating to certain convertible debentures of $36,000. We will need significant new funding from the sale of securities or from proceeds from our investments to fund our ongoing operations and to satisfy the above obligations. We anticipate that preferential distribution proceeds from the liquidation of our investment in Yorkville will provide sufficient funds in 2005 to operate the Company after satisfying certain related party debt of $1,500,000. We currently do not have any commitments for funding.

      As discussed in the overview section, on June 3, 2003 the Company elected to become a BDC, which is regulated under Section 54 of the Investment Company Act of 1940. As a BDC, the Company may sell shares of its common stock up to $5,000,000 in a twelve month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. To that end, at our Annual Meeting of Shareholders held on January 14, 2003, the shareholders approved an increase in our authorized capital stock to 5 billion shares of common stock. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 4, 2003 and June 30, 2005, the Company has sold 1,289,833,333 shares resulting in net proceeds of $1,360,000.

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

      During the six months ended June 30, 2005, we had a net increase in cash of $841,129. Our sources and uses of funds were as follows:

      Cash Flows From Operating Activities. We used net cash of $1,173,404 in our operating activities in the six months ended June 30, 2005. Our net cash used in operating activities resulted primarily from the Company's net loss of $672,567 non-cash income of $181,901 related to the settlement of debt, the acquisition of miscellaneous assets of $150,215 and the payment of accounts payable, judgments and defaults and accrued interest of $463,877. Cash was provided by non-cash expenses of depreciation of fixed assets of 5,600, beneficial conversion feature of $242,988 and debt offering costs of $40,529. In addition, cash was provided by increases in other current liabilities of $6,039.

      Cash Flows From Investing Activities. We provided cash of $5,240,000 in investing activities in the six months ended June 30, 2005 from the proceeds from preferential distributions from Yorkville. As of June 30, 2005, we had no further interest in Yorkville. These funds were used to fund the operating activities of the Company, liquidate certain convertible notes and purchase shares under the Company's stock buyback program.

      Cash Flows From Financing Activities. We used $3,225,467 in net cash for financing activities, consisting primarily of principal payments on debt to a related party of $1,265,000, principal payments on certain convertible debentures and the purchase of treasury stock under the Company's stock buyback program.

      As of June 30, 2005 we had net working capital of approximately $428,358. We have reduced overhead expenses, which will have a favorable impact on cash required to fund the business. We had no significant capital spending or purchase commitments at June 30, 2005 other than a certain lease of corporate office space

      We have no existing bank lines of credit.

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

ITEM 4. CONTROLS AND PROCEDURES

(A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed out internal controls, and there have been no significant changes in our internal controls or in other actors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-Q.

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's six months ended June 30, 2005, the Company `s Principal Executive Officer/Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

      In addition, certain creditors for which we have accrued liabilities and other claims, have threatened litigation if they were not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us.

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

      Report on Form 8-K filed May 6, 2005 pursuant to Item 4.01 (Changes in Registrant's Certifying Accountant) reported that HJ & Associates, L.L.C. has been engaged as its registered public accounting firm, effective May 3, 2005. The Company has not consulted with HJ & Associates on any matters described in paragraph (a)(2)(i) or (ii) of Item 304 of Regulation S-B during the last two years.

      Report on Form 8-K filed August 3, 2005 pursuant to Item 8.01 (Other Events) reported that the Company has engaged the services of Worldwide Stock Transfer, LLC as its new stock transfer agent effective July 26, 2005.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005                        CELERITY SYSTEMS, INC.

                                              By: /s/ Robert Legnosky
                                                 -------------------------------
                                                 Robert Legnosky
                                                 Chief Executive Officer and
                                                 Interim Chief Financial Officer