Form 10-Q
period 2005-09-30
CELERITY SYSTEMS INC
filed 2005-11-14
CIK 1006459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 814-00631

CELERITY SYSTEMS, INC.
(Exact name of registrant as specified in Its charter)

Delaware	52-2050585
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4100 North Fairfax Drive, Suite 1150, Arlington, Virginia	22203-1664
(Address of Principal Executive Offices)	(Zip Code)

(865) 539-5300
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

There were 4,390,579,206 shares of common stock outstanding as of October 24, 2005.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CELERITY SYSTEMS, INC.
Balance Sheets
	(unaudited)
Assets	September 30, 2005	December 31, 2004

Cash	$630,033	$1,863
Other current assets	152,879	2,664
Total current assets	782,912	4,527

Fixed assets, net	29,991	38,391
Investment in Yorkville Advisors Management, LLC, at cost which
approximates fair value	-	5,240,000
Investment in and advances to Celerity Systems-NV, at fair value	-	-
Debt offering costs, net	-	40,529

Total assets	$812,903	$5,323,447

Liabilities and Stockholders' Equity

Accounts payable	$314,568	$473,637
Judgments and defaults payable (including $213,400 to a related party in 2004)	115,000	400,675
Accrued interest ( including $188,366 to a related party in 2004)	14,539	321,629
Notes payable - related party	-	510,000
Other current liabilities	118,802	11,311

Total current liabilities	562,909	1,717,252

Convertible debentures - related party, net	-	583,517
Convertible debentures, net	232,500	1,703,495
	232,500	2,287,012

Total liabilities	795,409	4,004,264

Commitments and contingencies	-	-

Stockholders' Equity
Common stock, $.001 par value, 5,000,000,000 shares authorized,
4,390,579,206 shares and 4,796,102,805 shares issued and outstanding
in 2005 and 2004, respectively	4,390,580	4,796,103
Additional paid-in capital	40,073,252	40,555,128
Treasury stock, at cost - 226,843,599 shares in 2004	-	(561,334)
Accumulated deficit	(44,446,338)	(43,470,714)
Total stockholders' equity	17,494	1,319,183

Total liabilities and stockholders' equity	$812,903	$5,323,447

The accompanying notes are an integral part of these condensed financial statements

CELERITY SYSTEMS, INC.
Statements of Operations (unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Unrealized loss on investments	$-	$(8,141)	$-	$(233,103)
Realized gain on investments	2,016	-	41,960	-
Dividend income	-	260,000	-	955,000
	2,016	251,859	41,960	721,897
General and administrative expenses	271,477	181,684	664,397	514,212
Operating income (loss)	(269,461)	70,175	(622,437)	207,685
Other income (expense)
Amortization of debt offering costs	-	(16,154)	(40,529)	(65,141)
Beneficial conversion feature - convertible debentures	-	(35,688)	(242,988)	(259,266)
Interest expense	(2,930)	(88,183)	(71,042)	(180,208)
Settlement of debt	61,236	1,218	1,372	41,196
Other income	-	-	-	1,114
Total other income (expense)	58,306	(138,807)	(353,187)	(462,305)
Net loss attributable to common stockholders	$(211,155)	$(68,632)	$(975,624)	$(254,620)

Loss per common share, basic and diluted
Net loss per common share attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	4,390,579,206	4,672,900,005	4,457,791,843	4,719,002,971

CELERITY SYSTEMS, INC.
Statements of Cash Flows (unaudited)

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Cash flows from operating activities:
Net loss	$(975,624)	$(254,620)
Adjustments to reconcile net loss to net
cash used in operating activities:
Settlement of debt	(180,001)	1,218
Unrealized loss on investments	-	233,103
Depreciation and amortization	8,400	6,400
Beneficial conversion - convertible notes	242,988	311,579
Amortization of debt offering costs	40,529	65,141
Changes in operating assets and liabilities:
Other assets	(150,215)	(9,380)
Accounts payable	(79,067)	26,211
Judgments and defaults payable	(103,774)	(142,381)
Accrued interest	(307,090)	2,174
Other current liabilities	107,491	(4,318)
Net cash provided by (used in) operating activities	(1,396,363)	235,127

Cash flows from investing activities:
Purchase of fixed assets	-	(6,658)
Advances to Celerity Systems-NV	-	(233,102)
Proceeds from liquidation of Yorkville Advisors Management, LLC	5,240,000	-
Net cash provided by (used in) investing activities	5,240,000	(239,760)

Cash flows from financing activities:
Payments on notes payable - related party	(1,255,000)	(105,000)
Proceeds from convertible debentures		537,500
Principal payments on debt	(1,542,500)	(475,000)
Proceeds from issuance of common stock	-	208,322
Acquisition of treasury stock	(417,967)	(189,808)
Net cash used in financing activities	(3,215,467)	(23,986)

Net increase (decrease) in cash	628,170	(28,619)
Cash, beginning of period	1,863	56,156

Cash, end of period	$630,033	$27,537

Cash paid for:
Interest	$-	$201,285
Taxes	$-	$1,450

The accompanying notes are an integral part of these condensed financial statements

CELERITY SYSTEMS, INC.
Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 2005
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	(Deficit) Equity

Balance December 31, 2004	4,796,102,805	$4,796,103	$40,555,128	$(561,334)	$(43,470,714)	$1,319,183

Acquisition of treasury stock (unaudited)				(417,967)		(417,967)

Retirement of treasury stock (unaudited)	(405,523,599)	(405,523)	(573,778)	979,301		-

Settlement of debt with
related parties (unaudited)			91,902			91,902

Net loss (unaudited)					(975,624)	(975,624)

Balance, September 30, 2005	4,390,579,206	$4,390,580	$40,073,252	$-	$(44,446,338)	$17,494

The accompanying notes are an integral part of these condensed financial statements

CELERITY SYSTEMS, INC.

Notes to Unaudited Condensed Financial Statements

Overview

Celerity Systems, Inc., a Delaware corporation (the “Company”) has operated as a business development company (“BDC”) regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended (the “1940 Act”). On August 29, 2005, the Board of Directors (the “Board”) moved to discontinue as a business development company subject to approval by the stockholders at their next special meeting to be held in December 2005. We intend to seek opportunities to invest in companies that offer attractive investment opportunities.

1.     Presentation of Unaudited Interim Financial Statements

The accompanying interim condensed financial statements and notes to the financial statements for the interim period as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended December 31, 2004. Certain September 30, 2004 balances have been reclassified to conform with the September 30, 2005 financial statement presentation.

On May 20, 2003, the Company formed a subsidiary, Celerity Systems, Inc., a Nevada corporation, (“Celerity NV”). The assets and liabilities related to the existing interactive video business were transferred to Celerity NV for 100% of the common stock of Celerity NV. As this subsidiary is not an investment company, after June 2, 2003, it is not consolidated with the parent company. The Company’s investment in Celerity NV is recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively.

On August 19, 2005, the Company formed a subsidiary, Homeland Security Advisory Services Corp., a Delaware corporation (“HSASC”).  The only assets of HSASC as of the date of this Report are two Strategic Advisor Services Agreements that were transferred to HSASC on August 31, 2005 by C. Thomas McMillen in connection with Mr. McMillen being hired to serve as a Director, President and Chief Executive Officer of the Company. This transfer and the terms of the two Agreements are discussed below under Note 11, “Subsequent Events”.

On October 6, 2005, the Company formed a subsidiary, Homeland Security Advisory Services, LLC, a Delaware limited liability company (“HSASL”).  HSASL has no assets at this time.

On November 3, 2005, the Company formed a subsidiary, IntelliSecure Corp., a Delaware corporation (“IntelliSecure”). IntelliSecure has no assets at this time.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January 1993 through September 30, 2005, the losses total $44,436,338. These factors, taken together with the lack of revenues and the absence of significant financial commitments, raise substantial doubt about the Company’s ability to continue as a going concern.

On June 3, 2003, the Company elected to become a business development company regulated under Section 54 of the Investment Company Act of 1940, as amended. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02 in the succeeding 12-month period. Between June 4, 2003 and January 13, 2004, the last date of sale of securities under this offering, the Company sold 1,289,833,333 shares resulting in net proceeds of $1,360,000.

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

Stock-Based Compensation

The Company has granted options for 580,000,000 shares of the Company’s common stock to C. Thomas McMillen, all of which are subject to the terms and conditions of the Company’s option plan, as such plan may be amended from time-to-time. Since adoption of the option plan is subject to the stockholders’ approval at the upcoming Special Meeting to be held in December 2005 and is therefore not currently in force, and since the Company has not granted any stock options in 2004, there was no stock-based compensation to be determined under the fair value method during the nine months ended September 30, 2005 and 2004 and there is no difference between net loss as reported and pro forma net loss.

2.    Investment in Celerity Systems, Inc. (A Nevada corporation)

Celerity NV had no operations for the nine months ended September 30, 2005. The following table represents Celerity NV’s operating results for the nine months ended September 30, 2004.

Sales	$-0-
Cost of Sales	-0-
Gross loss	-0-
General and administrative expenses	214,221
Net loss	(214,221)

The following table represents Celerity NV’s balance sheet as of September 30, 2004.

Accounts receivable, net	$-0-
Inventories, net	-0-
Total current assets	-0-
Fixed assets, net	-0-
Other	-0-
Total assets	$-0-

Accounts payable	$72,763
Advances from Celerity Systems, Inc.	575,223
Other current liabilities	6,000
Total liabilities	653,986

Stockholder Deficit
Common stock	250
Additional paid-in capital	499,750
Accumulated deficit	(1,153,986)
Total stockholder deficit	(653,986)
Total liabilities and deficit	$-0-

Celerity NV developed and manufactured, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. Celerity NV also provided a comprehensive content package for education users with over 1,300 titles available.

Prior to September 2004, the Company charged Celerity NV for salaries and benefits and a portion of overhead costs as a facility charge. During the first nine months of 2004, the Company advanced $233,103 to Celerity NV to fund Celerity NV’s operations. This amount resulted in an unrealized depreciation on the investment in Celerity NV of $233,103 as reflected in the statement of operations of the Company.

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

3.     Investment in Sagamore Holdings, Inc.

In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. (“Sagamore”) with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advise. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company has rendered no specific services in 2005 or 2004. There have been no events or circumstances occurring in the nine months ended September 30, 2005 that would change the valuation. Accordingly, the Board has continued to include the value of the Sagamore stock in its financial statements as nil and has not recognized any revenue from the transaction

4.    Investment in Yorkville Advisors Management, LLC

On December 1, 2003, the Company purchased a minority interest in Yorkville Advisors Management, LLC (“Yorkville”). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2004 and 2003, the Company received proceeds of $1,255,000 and $65,000, respectively, from this investment, which amounts have been recorded as dividend income in the statements of operations. In 2005, the Company was informed that Yorkville was in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company’s membership interest in Yorkville was converted into a new class with certain preferential rights entitling the Company to receive consideration equal to the original purchase price of the investment less certain debt of approximately $1,500,000 due to Cornell Capital Partners, LP (“Cornell”), an affiliate of Yorkville. In the nine months ended September 30, 2005, the Company received $5,240,000 net of the $1,500,000 due to Cornell, a related party, for debt the Company had recorded at $1,681,901. The resulting gain has been recorded as an addition to additional paid in capital in the balance sheet as of September 30, 2005.

5.    Loss Per Share

Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.

6.    Convertible Debentures

The long-term debt of the Company includes convertible debentures, issued for cash in the normal course of business, and is represented by the following items:

	September 30, 2005	December 31, 2004
4% convertible debentures	$-0-	$12,500
5% convertible debentures	232,500	1,812,500
10% secured convertible debenture	-0-	705,000
	232,500	2,530,000
Less: Unamortized debt discount	(-0-)	(242,988)
Long-term debt	$232,500	$2,287,012[1]

During the nine months ended September 30, 2005, no convertible debentures were presented for conversion, accordingly, no shares of its common stock were issued.

_________
1 This amount represents debentures issued by the Company in the normal course of business during 2003 and 2004, for which the Company received cash. Substantially all of the principal amount of these debentures were issued to unrelated parties; $705,000 was issued to Cornell, a related party.

7.    Stock Buyback Program

In September 2004, the Board authorized the Company to establish a stock buyback program whereby the Company would acquire up to 500,000,000 shares of its common stock over a twelve month period from the open market at favorable prices. There was no obligation to acquire any specific number of shares or purchase at any specific price. At December 31, 2004, the Company had acquired 226,843,599 shares at a cost of $561,334 and from January through September 2005, the Company acquired 178,680,000 shares at a cost of $417,967. The acquisitions have been accounted for as treasury stock until the cancellation of 405,523,599 shares on June 2, 2005. The funding was provided primarily through a short term note of $500,000 from a related party through December 2004. In the nine month period through September 2005, the purchases were funded from proceeds from the liquidation of its Yorkville investment.

8.    Judgments and Defaults Payable

In January 2002, the Company terminated the Equity Line of Credit with Cornell because of delays in getting the related shares registered and, also, in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages has been accrued at its maximum amount. The Company has remaining accrued liquidated damages of $36,000 at September 30, 2005.

In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owed from the cancellation of a purchase order. During 2003 a judgment was rendered against the Company in the amount of $71,000, which has been accrued at September 30, 2005.

In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at September 30, 2005.

In addition, the United States Internal Revenue Service and the Knox County, Tennessee Trustee, creditors for which we have fully accrued liabilities, have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company. These amounts are included in the Company’s accounts payable and are accruing applicable late fees and interest.

9.    Common Stock

During the nine months ended September 30, 2005, the Company did not issue any shares of its common stock.

10.   Reorganization

At Special Meetings held on August 17, 2005 and August 29, 2005, the Board decided to pursue a new strategic direction to focus on owing and operating small and mid-sized businesses that provide homeland security solutions through innovative technologies to both the public and private sector and to drive growth through management, strategic guidance, capital and financial support, and government marketing expertise. To attain this end, the Board moved to approve and recommend several provisions to the Company’s stockholders at the upcoming Special Meeting to be held in December 2005.

First, the name of the Company will be changed to “Homeland Security Capital Company” to more closely describe the nature of the business, provided, however, that such name change will not be effective unless and until the stockholders approve of the Company withdrawing its election to be treated as a BDC under the 1940 Act. Second, the Board moved to increase the number of authorized shares of common stock to twenty billion (20,000,000,000) with a par value of $0.001 per share, and the number of shares of authorized preferred stock to three million (3,000,000) with a par value of $0.01 per share. Third, the Board adopted for recommendation to the stockholders a stock option plan and reservation of seven hundred and twenty million (720,000,000) shares of common stock for issuance thereunder. Fourth, the Board approved for recommendation to the stockholders that the Company withdraw its election as a BDC under the ICA and called for a Special Meeting of Stockholders to occur in December 2005 and established October 7, 2005 as the Record Date to determine the stockholders entitled to vote at such Meeting. Fifth, the Board approved a term sheet regarding the purchase by Cornell of $1 million of convertible preferred stock from the Company. Further, the Board also approved a term sheet regarding a financing agreement whereby Cornell would purchase up to $50 million of the Company’s common stock. Both of these term sheets are subject to definitive agreements. Sixth, the Board moved to accept the resignation of Robert Legnosky as a Director, Chief Executive Officer and President of the Company and to approve the appointment to serve in an unfilled position as a Director, and the employment of C. Thomas McMillen as the Company’s new Chief Executive Officer and President. Mr. Legnosky remained a Director and President of the Company’s subsidiary, Celerity NV. Finally, the Board moved that the Company was directed to prepare and file proxy materials with the United States Securities and Exchange Commission (the “Commission”) to solicit proxies for the December 2005 Special Meeting, and authorized the Company to do all things necessary to effect these changes and transactions.

11.    Subsequent Events

The Company entered into two business development agreements in 2004 in which the Company was to receive shares of common stock for providing capital formation and management services in the future. However, no consideration has been received and no services performed as of September 30, 2005 and to the date of this Report. The Company and the respective parties are currently negotiating a termination agreement.

On August 31, 2005, C. Thomas McMillen transferred two Strategic Advisor Services Agreement, one with Hexa-One, Inc. (“Hexa-One”) and the other with Techalt, Inc. (“Tech-Alt”), to HSASC, a wholly-owned subsidiary of the Company in connection with Mr. McMillen being hired to serve as a Director, President and Chief Executive Officer of the Company. As a result of the assignment of the Hexa-One Agreement, HSASC will receive 250,000 shares of common stock of Hexa-One in exchange for the provision of consulting services. As a result of the assignment of the Tech-Alt Agreement, HSASC will receive: (i) one hundred percent (100%) of the cash proceeds resulting from the sale non-qualified options to purchase three hundred thousand (300,000) shares of common stock of Techalt, less (ii) an amount equal to the taxes assessed against Mr. McMillen as the legal owner of said options in connection with such sale, and (iii) further reduced by any consulting payments to Mr. McMillen for his personal consulting services rendered to Techalt after such date.

On October 6, 2005, the Company closed a Securities Purchase Agreement with Cornell for the purchase of $1,000,000 of Series F Convertible Preferred stock, par value of $0.01 per share (the “Series F Stock”). Upon the termination of the Company’s status as a BDC under the ICA, the Series F Preferred Stock will become convertible at the option of the holder thereof, into such number of fully paid and non-assessable shares of the common stock of the Company, par value $0.001 per share, as is determined by dividing (a) the sum of (i) $1,000,000 (the original purchase price for the Series F Preferred Stock, plus (ii) all accrued but unpaid dividends thereon by (b) the conversion price then in effect. As set forth in the Certificate of Designation of the Series F Preferred Stock, the conversion price is $0.001, as adjusted from time-to-time as provided in such Certificate of Designation.

In connection with the above transaction, the Company issued Cornell one million shares of Series F Stock.

The Company will have the right to redeem upon three calendar days prior written notice to Cornell, all or any part of the Series F Preferred Stock at a redemption price equal to 125% of the amount redeemed. The redemption price, in immediately available funds, will accompany the written notice.

While the Company has elected to be treated as a BDC under Section 54 of the ICA, the holders of the Series F Preferred Stock will not be paid any dividends by the Company. Upon termination of the Company’s election to be treated as a BDC, the Series F Preferred Stock will not accrue dividends unless the aggregate number of shares of the Company’s common stock outstanding at any time and prior to conversion is less than 3,200,000,000 shares. Any such dividends will accrue at 12% per annum and will be paid on a pro rata basis when and if declared by the Board. Dividends will be paid in cash, and dividends will be cumulative and will accrue from the date of issuance whether or not earned or declared and whether or not there exists profits, surplus or other funds legally available for the payment of dividends, provided, however, that no cash dividends or distributions will be declared or paid or set apart for payment on the common stock in any calendar year unless cash dividends or distributions on the Series F Preferred Stock for such calendar year are likewise declared and paid.

The Company intends to use the proceeds that it received in connection with the sale of the Series F Stock to Cornell for general working capital purposes, including funding the Company’s business plans and operations.

Item 2. Management’s Plan of Operation and Discussion and Analysis

Introductory Statements

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,”“will,”“should,”“expect,”“anticipate,”“estimate,”“believe,”“intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on our company’s expectations and are subject to a number of risks and uncertainties, including those described in “Business Risk Factors” of our Form 10-K for the year ended December 31, 2004. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company’s industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The carrying amount of items included in working capital approximates fair value because of the short maturity of those instruments. The carrying value of the Company’s debt approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.

Debt Offering Costs. Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date the remaining unamortized cost is expensed.

Investment Valuation. Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined in good faith by management, and approved by the Board, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

Income Taxes. The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance related to the deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of asset and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since inception in January 1993 through September 30, 2005, the losses total $44,446,338. These factors taken together with the lack of revenues and the absence of significant financial commitments raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s source of income during 2004 has been dividends from its minority investment in Yorkville. The Company’s investment in the minority interest of Yorkville was made on December 1, 2003 and the Company has received $1,310,000 in dividend proceeds since that date. As of September 30, 2005, the Company has liquidated all of its interest in Yorkville and will not receive any further dividend income in the future.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Realized loss on investments

Since the election to operate as a BDC under the ICA, the Company has recorded a realized loss on its investment in Celerity NV. This loss is comprised of two elements:

Effect of recording advances at fair value	$633,008
Effect of recording equity investments at fair value	500,000
$1,133,008

The Company calculates realized loss on investments by totaling the aggregate amount of its initial investment, plus any additional advances made since the beginning of the investment. Unrealized losses on investments are calculated in the same manner, except they are then booked as an allowance for loss/reserve until realized.

The write-down of the Company’s advances to and investment in Celerity NV recognized that without additional sales, there was a substantial risk that Celerity NV would not be able to continue operations. On November 4, 2004, Celerity NV entered into an Asset Purchase Agreement with Escent Systems, Inc. (“Escent”) whereby Celerity NV sold its assets and interactive video business to Escent in return for 25% of Escent’s equity. Celerity NV also provided $15,000 in cash toward the working capital of the new venture. Because Escent has limited sales history and lack of necessary product and content development capacity, Celerity NV has determined that the fair value of the investment to be nil.

During the three month period ended September 30, 2004, Celerity NV recorded no sales or gross profit and incurred other general and administrative expenses that resulted in a net loss of $79,448 for the period. During such period Celerity NV received parent company advances of $8,141 to fund its working capital requirements. Management recorded a write-down of the Company’s advances since without additional sales, there is a substantial risk that Celerity NV will not be able to continue operations.

The Company has had no transactions with Celerity NV in the nine months ended September 30, 2005

Dividend income

Since its investment in Yorkville on December 1, 2003, the Company has received $1,255,000 in 2004 and $65,000 in 2003 in proceeds, which have been recorded as dividend income in the statements of operations. On January 31, 2005, the members of Yorkville decided to wind-up its operations and amended its Operating Agreement to establish a new class of membership with preferential rights. The Company’s investment interest was converted to this new class of ownership. The preferential rights allowed the Company to receive its investment purchase price returned in cash by December 31, 2005, but receive no other dividend income distributions. During the three month period ended September 30, 2005, the Company has received no proceeds and the Company has no further interest in Yorkville.

During the three month period ended September 30, 2004, the Company received $260,000 in proceeds from its investment in Yorkville and recorded these receipts as dividend income in the statement of operations.

Operating Expenses

Operating expenses for the third quarter of 2005 were $271,477 compared to $181,684 for the third quarter of 2004, an increase of $89,793 or 49.4%. Increased operating expenses in 2005 can be attributed to higher payroll due to the signing bonus ($125,000) for C. Thomas McMillen, who serves as a Director, Chief Executive Officer and President of the Company and higher operating costs totaling approximately $135,000. Expenses were reduced by lower facility charges of $27,700 and lower professional fees of $17,400.

Amortization of debt offering costs

Amortization of debt offering costs for the third quarter of 2005 was nil compared to $16,154 in same period of 2004. The debt associated with the debt offering costs was paid-off in the first quarter of 2005.

Beneficial conversion feature - convertible notes

Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to nil and $35,688 for the three months ended September 30, 2005 and 2004, respectively. This decrease results primarily from the payment of the debt prior to the third quarter of 2005 which caused full recognition of the related beneficial conversion feature in that period.

Interest Expense

Interest expense for the three months ended September 30, 2005 was $2,930 compared to $88,183 for the same period in 2004, a decrease of $85,253 or 96.7%. The decrease is attributable to the repayment of debt primarily from the funds from the liquidation of the Yorkville investment in 2005.

Settlement of Debt

For the three months ended September 30, 2005, the Company settled certain trade payables that resulted in net gains of $61,236, compared to the three months ended September 30, 2004 when debt settlements resulted in net gains of $1,218.

Net Loss Attributable to Common Stockholders

As a result of the foregoing, the Company had a net loss of $211,155 or $0.00 per share for the three months ended September 30, 2005, compared to a net gain of $68,632 or $0.00 per share for the three months ended September 30, 2004, an increase of $142,523 or 207.7%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Realized loss on investments

Since the election to operate as a BDC, the Company has recorded a realized loss on its investment in Celerity NV. This loss is comprised of two elements:

Effect of recording advances at fair value	$633,008
Effect of recording equity investments at fair value	500,000
$1,133,008

The Company calculates realized loss on investments by totaling the aggregate amount of its initial investment, plus any additional advances made since the beginning of the investment. Unrealized losses on investments are calculated in the same manner, except they are then booked as an allowance for loss/reserve until realized.

The write-down of the Company’s advances to and investment in Celerity NV recognized that without additional sales, there was a substantial risk that Celerity NV would not be able to continue operations. On November 4, 2004, Celerity NV entered into an Asset Purchase Agreement with Escent whereby Celerity NV sold its assets and interactive video business to Escent in return for 25% of Escent’s equity. Celerity NV also provided $15,000 in cash toward the working capital of the new venture. Because Escent has limited sales history and lack of necessary product and content development capacity, Celerity NV has determined that the fair value of the investment to be nil.

During the nine month period ended September 30, 2004, Celerity NV recorded no sales or gross profit and incurred other general and administrative expenses that resulted in a net loss of $214,223 for the period. During such period, Celerity NV received parent company advances of $233,103 (net of cash recoveries from liquidation of inventories of $61,015) to fund its working capital requirements. Management recorded a write-down of the Company’s advances.

Dividend income

Since its investment in Yorkville on December 1, 2003, the Company has received $1,255,000 in 2004 and $65,000 in 2003 in proceeds, which have been recorded as dividend income in the statements of operations. On January 31, 2005, the members of Yorkville decided to wind-up its operations and amended its Operating Agreement to establish a new class of membership with preferential rights. The Company’s investment interest was converted to this new class of ownership. The preferential rights allowed the Company to receive its investment purchase price returned in cash by December 31, 2005, but receive no other dividend income distributions. During the nine month period ended September 30, 2005, the Company has received its entire investment cost of $5,240,000 and the Company has no further interest in Yorkville.

During the nine month period ended September 30, 2004, the Company received $955,000 in proceeds from its investment in Yorkville and recorded these receipts as dividend income in the statement of operations.

Operating Expenses

Operating expenses for the first nine months of 2005 were $664,397 compared to $514,212 for the first nine months of 2004, an increase of $150,185 or 29.2%. Increased operating expenses in 2005 can be attributed to higher payroll ($113,185), professional service expenses (approximately $51,300), and higher operating and administrative costs (approximately $33,700). Expenses were reduced by lower facility charges ($48,000).

Amortization of debt offering costs

Amortization of debt offering costs for the first nine months of 2005 was $40,529, compared to $65,141 for the same period in 2004, a decrease of $24,612 or 37.8%. The debt associated with the debt offering costs was paid-off in the first quarter of 2005.

Beneficial conversion feature - convertible notes

Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $242,988 and $259,266 for the nine months ended September 30, 2005 and 2004, respectively. This decrease results primarily from the payment of certain debt in 2005 which caused full recognition of the related beneficial conversion feature in this period compared to the longer amortization period for debt not converted.

Interest Expense

Interest expense for the nine months ended September 30, 2005 was $71,042 compared to $180,208 for the same period in 2004, a decrease of $109,166 or 60.6%. The decrease is attributable to the repayment of debt primarily from the funds from the liquidation of the Yorkville investment in 2005.

Settlement of Debt

For the nine months ended September 30, 2005, the Company settled certain convertible notes and trade payables that resulted in net gains of $1,372. For the nine months ended September 30, 2004, debt settlements resulted in net gains of $41,196.

Net Loss Attributable to Common Stockholders

As a result of the foregoing, the Company had a net loss of $975,624, or $0.00 per share, for the nine months ended September 30, 2005, compared to a net loss of $254,620, or $0.00 per share, for the nine months ended September 30, 2004 an increase of $721,004 or 279.2%.

Liquidity and Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. We had cash balances on hand of $630,033 as of September 30, 2005 and $1,863 as of December 31, 2004. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that income from our investments generate enough proceeds to fund operations. In addition, our need for cash includes satisfying current liabilities of $562,909, consisting primarily of accounts payable of $314,568, accrued interest and other liabilities of $133,341, and judgments and defaults payable of $115,000, including a judgment of $71,000 obtained by Veja Electronics, Inc. for breach of contract, a judgment of $8,000 obtained by Del Rio Enterprises for non-payment of services, and liquidated damages resulting from the lack of filing a registration statement relating to certain convertible debentures of $36,000. We will need significant new funding from the sale of securities or from proceeds from our investments to fund our ongoing operations and to satisfy the above obligations. We anticipate that preferential distribution proceeds from the liquidation of our investment in Yorkville will provide sufficient funds in 2005 to operate the Company after satisfying certain related party debt of $1,500,000.

We currently do not have any commitments for funding except as follows: (i) on October 6, 2005, Cornell purchased $1 million of Series F Stock from the Company for net proceeds to the Company of $880,000 before the payment of legal expenses in connection therewith (please refer to page 7 hereof for a description of the Series F Stock and this transaction); and (ii) on August 29, 2005, the Board approved a term sheet regarding a financing agreement whereby Cornell would purchase up to $50 million of the Company’s common stock in connection with the establishment by Cornell of an equity line arrangement for the benefit of the Company. While the term sheet is subject to a definitive agreement being executed by Cornell and the Company and there can be no assurances that such agreement will, in fact, be executed, management believes that there is a substantial likelihood that such an agreement will be executed during the first quarter of 2006, provided that the stockholders of the Company approve of the withdrawal of the Company’s election to be treated as a BDC under Section 54 of the ICA, which will be voted on at the upcoming Special Meeting of Stockholders in December 2005. If such withdrawal is approved and such definite agreement is executed, the Company would then be able to draw on the equity line of credit with Cornell to fund the Company’s business plans. The Company intends to use the proceeds that it receives in connection with the sale of the Series F Stock to Cornell and any funds that it may receive under the equity line with Cornell for general working capital purposes, including funding the Company’s business plans and operations.

As discussed in the overview section, on September 3, 2003, the Company elected to become regulated under Section 54 of the ICA. As a BDC, the Company may sell up to $5,000,000 of its common stock in a 12-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933, as amended. To that end, at our Annual Meeting of Stockholders held on January 14, 2003, the stockholders approved an increase in our authorized capital stock to 5,000,000,000 shares of common stock. On September 4, 2003, the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its common stock at a minimum price of $0.001 to a maximum price of $0.02. Between September 4, 2003 and January 13, 2004, the last date of sales of securities under this offering, the Company sold 1,289,833,333 shares resulting in net proceeds of $1,360,000.

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

During the nine months ended September 30, 2005, we had a net increase in cash of $628,170. Our sources and uses of funds were as follows:

Cash Flows From Operating Activities. We used net cash of $1,396,363 in our operating activities in the nine months ended September 30, 2005. Our net cash used in operating activities resulted primarily from the Company’s net loss of $975,624, non-cash income of $180,001 related to the settlement of debt, the acquisition of miscellaneous assets of $150,215 and the payment of accounts payable, judgments and defaults and accrued interest of $489,931. Cash was provided by non-cash expenses of depreciation of fixed assets of $8,400, beneficial conversion feature of $242,988, and debt offering costs of $40,529. In addition, cash was provided by increases in other current liabilities of $107,491.

Cash Flows From Investing Activities. We provided cash of $5,240,000 in investing activities in the nine months ended September 30, 2005 from the proceeds from preferential distributions from Yorkville. As of September 30, 2005, we had no further interest in Yorkville. These funds were used to fund the operating activities of the Company, liquidate certain convertible notes and purchase shares under the Company’s stock buyback program.

Cash Flows From Financing Activities. We used $3,215,467 in net cash for financing activities, consisting primarily of principal payments on debt to a related party of $1,255,000, principal payments on certain convertible debentures of $1,542,500, and the purchase of treasury stock under the Company’s stock buyback program of $417,967.

As of September 30, 2005 we had net working capital of approximately $220,000. We have reduced overhead expenses, which will have a favorable impact on cash required to fund the business. We had no significant capital spending or purchase commitments at September 30, 2005 other than a certain lease of corporate office space

We have no existing bank lines of credit.

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

Item 4. Controls and procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Interim Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Interim Principal Financial Officer has concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and accumulated and communicated to the Company’s management, including its Principal Executive Officer/Interim Principal Financial Officer (one person), to allow timely decisions regarding required disclosure.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company‘s Principal Executive Officer/Principal Financial Officer (one person) has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There is no pending or threatened litigation against us that occurs outside the ordinary course of our business, except as otherwise noted below:

•
In December 2001, Veja Electronics, Inc. d/b/a Stack Electronics sued us for breach of contract and is seeking damages in excess of $106,000 for products not received by us. During 2003, a judgment was rendered against the Company in the amount of $71,000.

•	In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000.

•
On September 20, 2004, Joseph Banta, et al. filed an action in the United States District Court for the Eastern District of Tennessee at Knoxville, Tennessee in the amount of approximately $60,000 for non-payment of salaries and benefits during a two-month period in 2002. The Company settled this case in full in January 2005.

In addition, the United States Internal Revenue Service and the Knox County, Tennessee Trustee, creditors for which we have fully accrued liabilities and other claims, have threatened litigation if they are not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us.

All liabilities in connection with the foregoing legal proceedings have been accrued on the Company’s financial statements to the extent material or could have a material impact on the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description	Location

31.1	Section 302 Certification	Provided herewith

32.1	Section 906 Certification	Provided herewith

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed by the Company on August 3, 2005 pursuant to Item 8.01 (Other Events) whereby the Company reported that, effective July 26, 2005, it had engaged the services of Worldwide Stock Transfer, LLC as its new stock transfer agent.

Current Report on Form 8-K filed by the Company on August 30, 2005 pursuant to Item 1.01 (Entry into a Material Definitive Agreement) whereby the Company reported that it had entered into two term sheets for a $51 million financial commitment from Cornell Capital Partners, LP. In the same Form 8-K, pursuant to Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers), the Company reported that Robert Legnosky resigned, effective August 30, 2005, as a Director, President and Chief Executive Officer of the Company and the Board of Directors appointed C. Thomas McMillen to be a Director, President and Chief Executive Officer of the Company effective on said date. In the same Form 8-K, pursuant to Item 8.01 (Other Events), the Company reported that the Company intends to pursue a new strategic direction to focus on owning and operating small and mid-sized growth businesses that provide homeland security solutions through innovative technologies to both the public and private sector. The Company also announced on said date in the same Form 8-K its intention to seek stockholder approval to change its name to “Homeland Security Capital Corporation”, its intention to seek stockholder approval to withdraw the Company’s election as a BDC under the ICA, and its intention to move its corporate headquarters to the Washington, D.C. area.

Current Report on Form 8-K filed by the Company on August 31, 2005 pursuant to Item 8.01 (Other Events) whereby the Company reported that effective September 12, 2005, the principal offices of the Company will be located at 4100 North Fairfax Drive, Suite 1150, Arlington, Virginia 22203-1664.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005	CELERITY SYSTEMS, INC.

By: /s/ C. Thomas McMillen
C. Thomas McMillen
President, Chief Executive Officer, and Interim Chief Financial Officer