Form 10-Q/A
period 2005-09-30
CELERITY SYSTEMS INC
filed 2005-12-14
CIK 1006459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

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

1. Financial Highlights

	Nine Months	Year Ended
	September 30	December 31
	2005	2004

Net asset value at beginning of period	$0.00030	$0.00000

Net investment income	0.00001	0.00026

Net realized gains and change in unrealized appreciation and other charges	(0.00021)	(0.00019)

Total from investment operations	(0.00020)	0.00008

Less distributions	NONE	NONE

Net asset value at end of period	$0.00010	$0.00008
	$0.00381	$0.00188

Total return based on market price	-5.2018%	4.0032%

Net assets at end of period	$17,494	$1,319,183
Ratio of expenses to net assets	5816.76%	99.86%
Ratio of net investment income to net assets	0	0
Number of shares outstanding at end of period	4,390,579,206	4,796,102,805

2. Presentation of Unaudited Interim Financial Statements

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

On May 20, 2003, the Company formed a subsidiary, Celerity Systems, Inc. (a Nevada corporation), (“Celerity NV”). The assets and liabilities related to the existing interactive video business were transferred to Celerity NV for 100% of the common stock of Celerity NV. As this subsidiary is not an investment company, after June 2, 2003, it is not consolidated with the parent company. The Company’s investment in Celerity NV is recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively.

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

3. Investment in Celerity Systems, Inc. (A Nevada corporation)

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

4. Investment in Sagamore Holdings, Inc.

In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. (“Sagamore”) with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advise. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company has rendered no specific services in 2005 or 2004. There have been no events or circumstances occurring in the nine months ended September 30, 2005 that would change the valuation. Accordingly, the Board has continued to include the value of the Sagamore stock in its financial statements as nil and has not recognized any revenue from the transaction

5. Investment in Yorkville Advisors Management, LLC

On December 1, 2003, the Company purchased a minority interest in Yorkville Advisors Management, LLC (“Yorkville”). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of common stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2004 and 2003, the Company received proceeds of $1,255,000 and $65,000, respectively, from this investment, which amounts have been recorded as dividend income in the statements of operations. In 2005, the Company was informed that Yorkville was in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company’s membership interest in Yorkville was converted into a new class with certain preferential rights entitling the Company to receive consideration equal to the original purchase price of the investment less certain debt of approximately $1,500,000 due to Cornell Capital Partners, LP (“Cornell”), an affiliate of Yorkville and, also, a stockholder and related party of the Company. In the nine months ended September 30, 2005, the Company received $5,240,000 net of the $1,500,000 settlement price due to Cornell for debt that was contractually entered into and consisted of short term notes and debentures due to Cornell of $1,255,000 with related accrued interest of $105,302 and registration penalty of $311,428. Additionally, the transaction included a $10,000 short term payable to Edward Kidston, a former director for sales commissions which were written off as an offset against a disputed receivable. The Company had originally recorded the difference between the book value of the debt ($1,681,901) and the cash settlement of $1,500,000 as a gain on the liquidation of debt. However upon further consideration, the Company feels that the correct recording should be as an addition to additional paid in capital and has recorded the transaction as such in the balance sheet as of September 30, 2005. The origination of the debt balances arose in the ordinary course of business as arm’s-length transactions that did not involve overreaching by either party, and did not rise as a result of a joint transaction under Section 57 of the Investment Company Act of 1940, as amended (the “ICA”).

6. Loss Per Share

Basic and diluted loss per share were computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.

7. Convertible Debentures

The long-term debt of the Company includes convertible debentures, issued for cash in the normal course of business, and is represented by the following items:

	September 30, 2005	December 31, 2004
4% convertible debentures	$-0-	$12,500
5% convertible debentures	232,500	1,812,500
10% secured convertible debenture	-0-	705,000
	232,500	2,530,000
Less: Unamortized debt discount	(-0-)	(242,988)
Long-term debt	$232,500	$2,287,012

The $2,287,012 of long-term debt noted in the table above arose from the issuance of convertible debentures for cash in the normal course of the Company’s business. The debentures were issued at market rates of 4% to 10% from 2002 to June 2004 and were issued to (i) Cornell in an aggregate amount of $755,000, (ii) unrelated customers of the Company, Misiak and Benesch, in the aggregate amount of $1,250,000, and (iii) 14 unrelated individuals in the aggregate amount of $525,000. Certain of the debentures were issued before the date on which the Company elected to be treated as a BDC under the ICA, June 3, 2003 (the “BDC Election Date”).

All such debentures complied with Section 61(b) of the ICA as of their date of issuance, except that the convertibility feature of these debentures did not comply with Section 61(a)(3)(A)(iii) (Determination of Conversion Price) and Section 61(a)(3)(A)(iv) (Shareholder Approval).

In four instances, the conversion of debt resulted in issuance of common stock of the Company at a price less than NAV, which is contrary to the requirements of the ICA. The individuals that exercised their conversion rights were neither affiliates nor insiders of the Company. The issuance of these shares had a dilutive effect on the Company's stockholders because they were issued at a price below NAV. The conversions had an aggregate dilutive effect of 0.68% and resulted in an aggregate reduction of the Company's net assets of $59,319.86. The Company deems the dilutive effect and the reduction in net assets caused by these conversions to be not material.

No convertible debentures that remain outstanding as of the date hereof will be converted into shares of common stock of the Company unless and until either (i) prior stockholder approval is obtained for such debentures, or (ii) the Company withdraws its election to be treated as a BDC under the ICA. If said election is not withdrawn then the Company will not permit conversion of any convertible debentures without obtaining prior stockholder approval for such debentures.

The Company received $2,530,000 in cash in connection with the incurring of this debt, the balance, $242,988, was unamortized debt discount.

During the nine months ended September 30, 2005, no convertible debentures were presented for conversion, accordingly, no shares of its common stock were issued.

8. Stock Buyback Program

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

9. Judgments and Defaults Payable

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

10. Common Stock

During the nine months ended September 30, 2005, the Company did not issue any shares of its common stock.

11. Reorganization

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

12. Subsequent Events

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

On August 31, 2005, C. Thomas McMillen transferred two Strategic Advisor Services Agreement, one with Hexa-One, Inc. (“Hexa-One”) and the other with Techalt, Inc. (“Tech-Alt”), to HSASC, a wholly-owned subsidiary of the Company, in connection with Mr. McMillen being hired to serve as a Director, President and Chief Executive Officer of the Company. As a result of the assignment of the Hexa-One Agreement, HSASC will receive 250,000 shares of common stock of Hexa-One in exchange for the provision of consulting services. As a result of the assignment of the Tech-Alt Agreement, HSASC will receive: (i) one hundred percent (100%) of the cash proceeds resulting from the sale non-qualified options to purchase three hundred thousand (300,000) shares of common stock of Techalt, less (ii) an amount equal to the taxes assessed against Mr. McMillen as the legal owner of said options in connection with such sale, and (iii) further reduced by any consulting payments to Mr. McMillen for his personal consulting services rendered to Techalt after such date.

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

The Company has had no transactions with Celerity NV in the nine months ended September 30, 2005.

Dividend income

Since its investment in Yorkville on December 1, 2003, the Company has received $1,255,000 in 2004 and $65,000 in 2003 in proceeds, which have been recorded as dividend income in the statements of operations. On January 31, 2005, the members of Yorkville decided to wind-up its operations and amended its Operating Agreement to establish a new class of membership with preferential rights. The Company’s investment interest was converted to this new class of ownership. The preferential rights allowed the Company to receive its investment purchase price returned in cash by December 31, 2005, but receive no other dividend income distributions. During the three month period ended September 30, 2005, the Company has received no proceeds that would be considered as dividend income. However, the Company did receive the remaining $3,000,000 of its original investment capital and the Company has no further interest in Yorkville as of September 30, 2005.

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
$1,133,008

The Company calculates the amount of the realized loss on investments by totaling the aggregate amount of its initial investment, plus any additional advances made since the beginning of the investment. Because of the nature of the operations and the large risk of loss due to the lack of profitable operations, the fair value of this investment has been considered as nil. The amount of the unrealized losses on this investment are calculated in the same manner, except they are then booked as an allowance for loss/reserve until realized.

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

In addition, the United States Internal Revenue Service in its assessment of payroll taxes and the Knox County, Tennessee Trustee with its assessment of tangible personal property taxes, creditors for which we have fully accrued liabilities and other claims, have threatened litigation if they are not paid. We are seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on us.

All liabilities in connection with the foregoing legal proceedings as well as any known liabilities have been accrued on the Company’s financial statements to the extent material or could have a material impact on the Company.

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

Date: December 14, 2005	CELERITY SYSTEMS, INC.

By: /s/ C. Thomas McMillen
C. Thomas McMillen
President, Chief Executive Officer, and Interim Chief Financial Officer