Form 10-Q/A
period 2005-09-30
CELERITY SYSTEMS INC
filed 2005-12-21
CIK 1006459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 2 TO

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

Yes ☑ No ☐

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

Date: December 21, 2005	CELERITY SYSTEMS, INC.

By: /s/ C. Thomas McMillen
C. Thomas McMillen
President, Chief Executive Officer, and Interim Chief Financial Officer