Form 10-K
period 2005-12-31
Homeland Security Capital CORP
filed 2006-04-17
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   (Mark one)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                          Commission File No. 814-00631

                      Homeland Security Capital Corporation
                      -------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                                                 4100 North Fairfax Drive, Suite
                                                    1150, Arlington, Virginia
     Delaware                52-2050585                   22203-1664
     --------                ----------                   ----------
 (State or other            (IRS Employer       (Address of principal executive
   jurisdiction           Identification No.)         offices) (Zip Code)
of incorporation)

Registrant's telephone number, including area code:          (703) 528-7073


                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Exchange Act of 1934. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. |_| Yes |X| No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of the Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

      |_| Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $3,672,421 based on the closing price on the Over-The-Counter Bulletin Board market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the Registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 4,440,560,075 shares of the Registrant's common stock, par value $.001 per share (the "Common Stock") outstanding at April 13, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable

--------------------------------------------------------------------------------

This Annual Report on Form 10-K contains forward-looking statements that involve certain risks and uncertainties. Homeland Security Capital Corporation's actual results could differ materially from the results discussed in the forward-looking statements. See "Description of Business", "Risk Factors" and "Forward-Looking Statements and Associated Risks."

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS..............................1
PART I.......................................................................2
  Item 1.  Business..........................................................2
  Item 1A. Risk Factors......................................................7
  Item 1B. Unresolved Staff Comments........................................12
  Item 2.  Properties.......................................................12
  Item 3.  Legal Proceedings................................................12
  Item 4.  Submission of Matters To a Vote of Security Holders..............12
PART II.....................................................................12
  Item 5.  Market For Common Equity, Related Stock Holder Matters and
  Issuer Purchases of Equity Securities.....................................12
  Item 6.  Selected Financial Data..........................................14
  Item 7.  Management's Discussion and Analysis of Financial Condition
  and Results Of Operations.................................................15
  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk......20
  Item 8.  Financial Statements and Supplementary Data......................20
  Item 9.  Changes In and Disagreements With Accountants on Accounting
  and Financial Disclosure..................................................21
  Item 9A.  Controls and Procedures.........................................21
  Item 9B.  Other Information...............................................22
PART III....................................................................22
  Item 10.  Directors and  Executive Officers...............................22
  Item 11.  Executive Compensation..........................................24
  Item 12.  Security Ownership of Certain Beneficial Owners and
  Management and Related Stockholder........................................26
  Item 13.  Certain Relationships and Related Transactions..................27
  Item 14.  Principal Accountant Fees and Services..........................28
  Item 15.  Exhibits 8-K; Financial Statement Schedules.....................30
SIGNATURES..................................................................33
EXHIBITS
  Exhibit 10.13  2005 Stock Option Plan
  Exhibit 31.1 Section 302 Certification by Chief Executive Officer and Principal Accounting Officer
  Exhibit 32.1 Section 906 Certification by Chief Executive Officer and Principal Accounting Officer

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company's growth strategies, (c) our future financing plans and (d) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

                                     PART I


ITEM 1. BUSINESS


      History

      Homeland Security Capital Corporation (formerly Celerity Systems, Inc.) (together with any subsidiaries shall be referred to as the "Company," "we," "us" and "our") was incorporated in Delaware on August 12, 1997. The Company's original business was to develop and manufacture, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets.

      On June 3, 2003, the Company elected to become a business development company ("BDC"), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended (the "Investment Company Act"). A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. Accordingly, the Company changed its business plan to primarily seek investments in developing companies.

      In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore") with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore Common Stock as consideration for its agreement to provide future services regarding capital formation and management advice. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the outstanding shares of preferred stock, management has considered the value of the stock as nil. Also, the Company has rendered no specific services to Sagamore. Accordingly, the Company has included the value of the Sagamore stock in its financial statements as nil and not recognized any revenue from the transaction.

      In 2004, the Company had investments in two companies, the first being in a wholly-owned subsidiary called Celerity Systems, Inc., a Nevada corporation ("Celerity-Nevada") and the other a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). In the fourth quarter of 2004, Celerity-Nevada was closed with the business and related assets sold. In 2005, Yorkville carried out a winding up of its affairs and liquidated its assets. Yorkville returned the Company's investment in Yorkville as a liquidating distribution.

      On December 30, 2005, at a special stockholders meeting, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to `Homeland Security Capital Corporation' and voted to withdraw the Company's election as a BDC. Accordingly, the Company has changed its business plan to primarily seek acquisition of companies that provide homeland security products and services.

      As part of the Company's new business strategy, we acquired a majority interest in Nexus Technologies Group, Inc. ("Nexus") on February 8, 2006 through the purchase of $3.4 million in preferred stock. Nexus is a mid-Atlantic security integrator for the corporate and governmental security markets. Based in Hawthorne, N.Y., Nexus' subsidiaries began operations in 2001. Nexus specializes in non-proprietary integrated security solutions, including access control, alarm, video, communication, perimeter protection and bomb and metal detection security systems. Where applicable in this annual report, references to the "Company," "we," "us" and "our" shall include Nexus.


      Business Overview

      The Company is seeking to build consolidated enterprises through the acquisition and integration of multiple businesses in the homeland security industry. We will seek to create long-term shareholder value by taking controlling interests in companies that provide homeland security products and services and helping them develop through superior operations, management and acquisitions. Our value creation strategy is designed to foster significant growth at our platform companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge. We are targeting emerging companies in fragmented sectors of the homeland security industry. These target companies are generating revenues from promising security products and services but face challenges in scaling their businesses to capitalize on opportunities in the homeland security industry.

      Our goal is to become the leading consolidator of product and service companies in the fragmented homeland security industry. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team, and our ability to address the needs of our management teams will allow us to achieve our goal of being the "consolidator of choice" of acquisition candidates in the homeland security industry.

      In order to achieve our goal, we will focus on: (1) identifying acquisition candidates which meet our consolidation criteria including the presence of a strong management team as a platform company; (2) attracting and acquiring companies through implantation of our decentralized management approach coupled with strong performance incentives including the use of earnouts and contingent purchase payments for selling managers; (3) achieving operating efficiencies and synergies by combining non-customer related administrative functions, implementing system and technology improvements and purchasing products and services in large volumes; and (4) acquiring follow-on companies that provide complementary products or services to our platform companies

      We will offer a range of operational and management services to each of our companies through a team of dedicated professionals. Our companies will compensate us for such services. We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our platform companies, and our executives provide mentoring, advice and guidance to develop the management of these companies.

      In general, we expect to hold our ownership interest in our platform companies as long as we believe that the company meets our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a company no longer meets our strategic criteria, we will consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. We may achieve liquidity events through a number of means, including sales of an entire company or sales of our interest in a company, which may include, in the case of public companies owned by us, sales in the open market or in privately negotiated sales and public offerings of the company's securities. We may, in certain cases, take our companies public through a registered spinoff or stock dividend distribution by distributing our subsidiary's stock held by us to our public stockholders and subsequently registering such shares with the United States Securities and Exchange Commission (the "Commission"). Alternatively, we may utilize a rights offering with respect to particular platform company. A rights offering is an initial public offering of a company directed to our stockholders. It involves the grant by a company to our stockholders of transferable rights to buy shares of the company's stock at a price established by the company, us, and the underwriter, and supported by two independent valuations. Our stockholders are able to exercise the rights, thereby participating in the initial public offering.


      The Industry

      We believe the homeland security industry is among the fastest growing industries in the United States. We expect that the billions of dollars of governmental and private sector expenditures for homeland security should result in increased demand for homeland security products and services. We believe that this anticipated growth should create attractive acquisition opportunities with significant potential for capital appreciation.

      The homeland security industry is not an easily defined market. In July 2002, the Department of Homeland Security published the National Strategy for the Homeland Security, which defines homeland security as "a concerted national effort to prevent terrorist attacks within the United States, reduce America's vulnerability to terrorism, and minimize the damage and recover from attacks that do occur." It identifies six mission areas:

      o     Intelligence and Warning

      o     Border and Transportation Security

      o     Domestic Counterterrorism

      o     Protection of Critical Infrastructure and Key Assets

      o     Defense Against Catastrophic Threats

      o     Emergency Preparedness and Response

      According to Homeland Security Research Corporation, a market research firm, assuming no new major terrorist attack, the worldwide homeland security market, including private sector expenditures, is forecasted to grow by nearly 100% from $231 billion in 2006 to $518 billion in 2015. According to USBX Advisory Services, an investment bank serving the security industry, the overall security industry is highly fragmented with over 130 large, public players and thousands of emerging private companies in the industry. Another significant trend impacting the homeland security industry is the growing decentralized procurement for homeland security products and services between federal, state and local levels. We believe that the highly fragmented nature of the homeland security industry and of its procurement, is driving growth and consolidation of the industry.


      Our Solution

      We offer the financial, managerial and operational resources to address the challenges facing our companies. We believe that our experience in developing and operating companies enables us to identify and attract companies with the greatest potential for success and to create value for our stockholders.


      Management and Operational Support

      We offer management and operational support to our platform companies. We believe these services provide our companies with significant competitive advantages in their individual markets. The resources that we can provide our companies in order to accelerate their development include the following:

      o Marketing. The identification of the company's market position and the development and implementation of effective market penetration, branding and marketing strategies.

      o Business Development. Providing access to the initial reference customers and external marketing channels that generate growth opportunities through strategic partnerships, joint ventures or acquisitions.

      o Technology. The strategic assessment of technology market opportunities and trends; the design, development and commercialization of proprietary technology solutions; and access to complementary technologies and strategic partnerships.

      o Operations. Significant management interaction to optimize a company's business, ranging from the establishment of facilities and administrative processes to the operations and financial infrastructure a growing enterprise requires.

      o Legal and Financial. The development of appropriate corporate, legal and financial structures and the expertise to execute a wide variety of corporate and financial transactions.

      We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our companies. Our executives provide mentoring, advice and guidance to develop the management of our companies. Our executives will generally serve on the boards of directors of our companies and work with them to develop and implement strategic and operating plans. Achievement of these plans is measured and monitored through reporting of performance measurements and financial results.

      We believe our business model provides us with competitive advantages. Our decentralized management approach allows managers of our acquired companies to benefit from the economies of a larger organization while simultaneously retaining local operational control, enabling them to provide flexible and responsive service to customers. Such an approach could, however, limit possible consolidation efficiencies and integration efforts. In addition, although our management team has experience in acquiring and consolidating businesses, we are unlikely to have experience in the specific sectors of the homeland security industry that we select for consolidation. We, therefore, expect to rely in part upon management of acquired companies or other individuals who are experienced in the sectors which we pursue for consolidation.


      Operating Strategy

      Capitalize on Cross-Selling Opportunities. We intend to leverage our current client relationships by cross-selling the range of services offered by our various platform companies. For example, we believe cross-selling opportunities will increase as we acquire businesses in other sectors of the homeland security industry.

      Achieve Operating Efficiencies. We intend to achieve operating efficiencies within our various platform companies. For example, as new businesses are acquired, we believe our existing technology infrastructure can support additional customers. At the corporate level, we will also seek to combine certain administrative functions, such as financial reporting, insurance, employee benefits and legal support and to realize volume purchasing advantages with respect to travel and other purchases across the Company.

      Leverage Platform Company Autonomy. We plan to conduct our operations on decentralized basis whereby management of each platform company will be responsible for its day-to-day operations, sales relationships and the identification of additional acquisition candidates in their respective sectors. Our senior management will provide the platform companies with strategic oversight and guidance with respect to acquisitions, financing, marketing, operations and cross selling opportunities. We believe that a decentralized management approach will result in better customer service by allowing management of each platform company the flexibility to implement policies and make decisions based on the needs of customers. This is in contrast to the traditional consolidation approach used by other consolidators in which the owners/operators ad their employees are often relieved of management responsibility as a result of complete centralization of management in the consolidated enterprises.

      Implement Technology. We intend to utilize technology to enhance our efficiency and ability to monitor our various companies. We believe we will be able to increase the operating margin of combined acquired companies by using operating and technology systems to improve and enhance the operations of the combined acquired companies. We believe that many of our acquired companies have not made material investments in such operating and technology systems because, as independent entities, they lack the necessary scale to justify the investment. We believe the implantation of such systems may significantly increase the efficiency of our acquired companies.


      Acquisition Strategy

      Identify and Pursue Strategic Consolidation Opportunities. We intend to capitalize upon consolidation opportunities in the homeland security industry by acquiring companies in growing sectors that will benefit from economies of scale having some or all of the following characteristics: (i) generating revenues and preferably profits with established customers; (ii) long-term growth prospects for products and services offered; (iii) experienced management team willing to continue managing the enterprise; (iv) significant acquisition consideration that is performance-based; and (v) a highly fragmented sector of the homeland security characterized by significant potential smaller acquisition targets with few market leaders in the sector. We believe that the homeland security sectors in which we will pursue consolidation opportunities are fragmented and often headed by owners/operators who desire some liquidity and may be unable to gain the scale necessary to access the capital markets effectively or to access the government markets that are characterized by complex and bureaucratic processes, protracted sales cycles, and diffused procurement between federal, state and local levels.

      Acquire Complementary Businesses. We intend to acquire businesses that offer marketing services in which each of our platform companies operates. We believe that adding geographic breadth and increasing our presence within geographic regions will allow us to service its clients more efficiently and cost effectively. As our customers' industries continue to consolidate, we believe that national coverage and technology capabilities will become increasingly important.

      Acquire Strategic New Businesses. We believe that there are numerous other attractive fragmented sectors within the homeland security industry, such as products and services for the intelligence industry, medical and public health disaster management, surveillance and monitoring, or remote sensing. By entering any one or more of these sectors, we may realize additional operating and revenue synergies across our platform companies, and may leverage existing relationships with to create cross-selling opportunities.

      Business Development Agreements

      The Company entered into two agreements in 2004 in which the Company was to receive shares of common stock for providing capital formation and management services in the future. However, no consideration has been received and no services performed as of December 31, 2005 and to the date of this report. The Company and the respective parties have terminated the agreement.


      Celerity-Nevada

      Celerity-Nevada was a wholly owned subsidiary that engaged, either directly or indirectly through third parties, in the production, sale and distribution of digital set top boxes and digital video services. Celerity-Nevada, through arrangements with other parties, offered end-to-end systems for customers. It also provided a comprehensive content package for educational users with over 1,300 titles available, and a content package, Celerivision, for use in entertainment deployments, such as condominiums, the hospitality industry, and multihousing properties. Celerity-Nevada also maintained valuable software functionality and applications, which it incorporated in some of its products and services. The Company played an active role in supervising the operations of Celerity-Nevada. On September 14, 2004, the Board of Directors of the Company determined that Celerity-Nevada would cease operations and perform an orderly liquidation of its business interests and related assets. Accordingly, in November 2004, Celerity-Nevada sold its business and certain assets related to the business activities plus cash of $15,000 for working capital, to Escent Systems, Inc. in exchange for 25% of Escent Systems, Inc. stock. Because of the lack of operations and uncertainty of continued operations, Celerity-Nevada has not assigned any value to the investment.


      Yorkville Advisors Management, LLC

      On December 1, 2003 the Company purchased a minority interest in Yorkville. Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of Common Stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2004, the Company received $1,255,000 in distributions from this investment, which has been recorded as dividend income in the consolidated statements of operations.

      On February 11, 2005, the Company became entitled to receive a consideration equal to the original purchase price of $5,240,000 less certain related party debt of approximately $1,500,000 in connection with the Company's Preferential Rights Membership Interest in Yorkville, pursuant to the terms of Yorkville's Limited Liability Company Agreement, as amended. Accordingly, upon its receipt of the distribution, the Company no longer has any ownership interest in Yorkville.

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


      Recent Business Developments

      On February 8, 2006, we acquired a majority interest in Nexus. Nexus provides integrated security systems for the corporate and governmental security market. With offices in the New York City and Philadelphia areas, Nexus serves the entire mid-Atlantic region. Nexus launched its own brand of security integration, which leveraged more than 50 years of industry experience. By utilizing the latest technologies, Nexus provides innovative, engineered and scaleable solutions to effectively protect people, property and assets for regional and national organizations.

      Nexus has a reputation for its expertise in system engineering and installation of enterprise-wide and integrated security solutions for: access control, photo identification, visitor management, closed circuit television, perimeter detection, intrusion detection and intercom system as well a variety of other services through its four offices and its strategic network of partners located throughout North America. Nexus' competencies include: engineered design, network integration, project managed installations, CAD documentation, system commissioning and professional on-going support.


      Employees

      As of April 12, 2006, we had 32 full time employees. All employees fulfilled management or administrative roles. This level of staffing is adequate for the current level of operations. Our employees are not represented by a union or governed by a collective bargaining agreement and we believe that our relationship with our employees is good. We also employ a number of contractors and consultants on a regular basis.

ITEM 1A. RISK FACTORS

      This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures or business combinations that may be announced after the date hereof. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.


We have a limited operating history which makes it difficult to evaluate our current business and future prospects

      The Company intends to consolidate companies in the homeland security industry. Until its recent acquisition of Nexus, the Company had not generated any revenues other than interest income on its cash since 2003. The Company's ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such acquired business and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.


We are dependent upon key personnel who would be difficult to replace and whose loss could impede our development

      The Company believes that its success will depend principally upon the experience of C. Thomas McMillen, its Chairman and Chief Executive Officer. Although Mr. McMillen has substantial experience in acquiring and consolidating businesses, our other personnel does not have significant experience in managing companies formed for the specific purpose of consolidating one or more industries or in managing businesses in the homeland security industry. As a result, the Company likely will depend on the senior management of any significant businesses it acquires in the future. Such acquired senior management may not be suitable to the Company's business model or combined operations.

      If the Company loses the services of one or more of its current executives, the Company's business could be adversely affected. The Company may not successfully recruit additional personnel and any additional personnel that are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. The Company does not intend to maintain key man life insurance with respect to any of its executive officers. See "Management."


Appropriate acquisitions may not be available which may adversely effect our growth

      The Company has only recently begun its acquisition program. On February 8, 2006, the Company acquired majority ownership of its first business, Nexus. The results of the Company's planned operations are dependent upon the Company's ability to identify, attract and acquire additional desirable acquisition candidates, which may take considerable time. The Company may not be successful in identifying, attracting or acquiring additional acquisition candidates, in integrating such candidates into the Company or in realizing profits from any acquisition candidates, if acquired. The failure to complete additional acquisitions or to operate the acquired companies profitably would have a material adverse effect on the Company's business, financial condition and/or results of operations.


If our consolidation strategy is not successful, our operations and financial condition will be adversely affected

      One of the Company's strategies is to increase its revenues, the range of products and services that it offers and the markets that it serves through the acquisition of additional homeland security businesses. To date, the Company has completed one acquisition and has signed nonbinding letters of intent with the two other companies. Investors have no basis on which to evaluate the possible merits or risks of any future acquisition candidates' operations and prospects. Although management of the Company will endeavor to evaluate the risks inherent in any particular acquisition candidate, the Company may not properly ascertain all of such risks.

      Management of the Company has virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and broad discretion. Management may not succeed in selecting acquisition candidates that will be profitable or that can be integrated successfully. Although the Company intends to scrutinize closely the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, the Company's assessment of management may not prove to be correct. The Company may enlist the assistance of other persons to assess the management of acquisition candidates.

      One of the key elements of the Company's internal growth strategy is to improve the profitability and increase the revenues of acquired businesses. The Company will seek to improve the profitability and increase the revenues of acquired businesses by various means, including combining administrative functions, eliminating redundant facilities, implementing system and technology improvements, purchasing products and services in large quantities and cross-selling products and services. The Company's ability to increase revenues will be affected by various factors, including the Company's ability to expand the products and services offered to the customers of acquired companies, develop national accounts and attract and retain a sufficient number of employees to perform the Company's services. There can be no assurance that the Company's internal growth strategies will be successful.

Our inability to successfully integrate our acquisition may adversely affect our operations and financial condition

      The Company's business model is based upon an aggressive and rapid acquisition program. No assurance can be given that the Company will be able to successfully integrate its future acquisitions without substantial costs, delays or other problems. The costs of such acquisitions and their integration could have an adverse effect on short-term operating results. Such costs could include severance payments to employees of such acquired companies, restructuring charges associated with the acquisitions and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs. Any failure by the Company to make acquisitions would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company may be unable to replicate the success in consolidating various industries that other consolidators have achieved.

      The Company may not be able to execute successfully its consolidation strategy or anticipate all of the changing demands that consolidation transactions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. In addition, the rapid pace of acquisitions may adversely affect the Company's efforts to integrate acquisitions and manage those acquisitions profitably. Moreover, it is possible that neither management of the Company nor management of any of the acquired companies will have the necessary skills to manage a company implementing an aggressive acquisition program. The Company may seek to recruit additional managers to supplement the incumbent management of the acquired companies but the Company may not have the ability to recruit additional managers with the skills necessary to enhance the management of the acquired companies. Any or all of these factors could have a material adverse effect on the Company's business, financial condition and/or results of operations.


Competition and industry consolidation may limit our ability to implement our business strategies

      The Company expects to face significant competition to acquire homeland security businesses from larger companies that currently pursue, or are expected to pursue, acquisitions as part of their growth strategies and as the industry undergoes continuing consolidation. Such competition could lead to higher prices being paid for acquired companies.

      The Company believes that the homeland security industry will undergo considerable consolidation during the next several years. The Company expects that, in response to such consolidation it will consider from time to time additional strategies to enhance stockholder value. These include, among others, strategic alliances and joint ventures; purchase, sale and merger transactions with other large companies; and other similar transactions. In considering any of these strategies, the Company will evaluate the consequences of such strategies, including, among other things, the potential for leverage that would result from such a transaction, the tax effects of the transaction, and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.


Failure to qualify for investment company act exemptions could adversely effect our growth and financial condition

      The regulatory scope of the Investment Company Act extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act also may apply to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities that bring it within the Investment Company Act's definition of an investment company. The Company believes that its principal activities, which will involve acquiring control of operating companies and providing managerial and consulting services, will not subject the Company to registration and regulation under the Investment Company Act. The Company intends to remain exempt from investment company regulation either by not engaging in investment company activities or by qualifying for the exemption from investment company regulation available to any company that has no more than 45% of its total assets invested in, and no more than 45% of its income derived from, investment securities, as defined in the Investment Company Act.

      There can be no assurance that the Company will be able to avoid registration and regulation as an investment company. In the event the Company is unable to avail itself of an exemption or safe harbor from the Investment Company Act, the Company may become subject to certain restrictions relating to the Company's activities, as noted below, and contracts entered into by the Company at such time that it was an unregistered investment company may be unenforceable. The Investment Company Act imposes substantive requirements on registered investment companies including limitations on capital structure, restrictions on certain investments, prohibitions on transactions with affiliates and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company could have a material adverse effect on the Company.


Our financial condition could be harmed if businesses we acquire failed to comply with applicable laws or have other undisclosed liabilities

      Any business that we acquire may have been subject to many of the same laws and regulations to which our business is subject and possibly to others, including laws and regulations impacting companies that do business with federal, state and local governments. If any business that we acquire has not conducted its business in compliance with applicable laws and regulations, we may be held accountable or otherwise suffer adverse consequences, such as significant fines or unexpected termination of contracts. Businesses we acquire may have other undisclosed liabilities we do not discover during the acquisition process that could result in liability to us or other unanticipated problems, such as product liability claims. Unexpected liabilities such as these could materially adversely affect our business, financial condition and results of operations.


Costs arising from our any future acquisitions could adversely affect our financial condition

      Any acquisition that we make could result in the use of our cash, incurrence and assumption of debt, contingent liabilities, significant acquisition-related expenses, amortization of certain identifiable intangible assets, and research and development write-offs, and could require us to record goodwill and other intangible assets that could result in future impairments that could harm our financial results. We will likely incur significant transaction costs pursuing acquisitions, including acquisitions that may not be consummated. We may not be able to generate sufficient revenues from our acquisitions to offset their costs, which could materially adversely affect our financial condition.


If we are unable to effectively manage our growth, our ability to implement our business strategy and our operating results will likely be materially adversely affected

      Our efforts to acquire and collaborate with complementary businesses have placed, and will likely continue to place, a significant strain on our management, administrative, operating and financial infrastructures. Our management will be required to devote considerable time to our acquisition and integration efforts, which will reduce the time they will have to implement our business and growth strategy. To manage our business and planned growth effectively, we must successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and businesses and manage expanded operations. We are still in the process of developing and implementing our operating and financial systems, including our internal systems and controls, which will be critical to properly managing expanded operations. This process will be made more difficult as a public company, because, among other things, we are required to develop effective internal controls over financial reporting and to comply with the related management certification and auditor attestation requirements of the Sarbanes-Oxley Act of 2002. If we are unable to make these improvements in our operating and financial reporting systems and to otherwise effectively manage our growth, our ability to implement our business strategy and our operating results will likely be materially adversely affected.


Because our operating results may fluctuate significantly and may be below the expectations of analysts and investors, the market price for our stock may be volatile

      Our operating results are difficult to predict and may fluctuate significantly in the future. As a result, our stock price may be volatile. The following factors, many of which are outside our control, can cause fluctuations in our operating results and volatility in our stock price:

      o expenses incurred in pursuing and closing acquisitions and in follow-up integration efforts;

      o changes in customers' budgets and procurement policies and priorities, and funding delays, particularly with respect to government contracts;

      o new competitors and the introduction of enhanced products from new or existing competitors;

      o unforeseen legal expenses, including litigation and bid protest costs;

      o unanticipated delays or problems in releasing new products and services; and

      o the amount and timing of our investments in research and development activities and manufacturing improvements.

      The deferral or loss of one or more significant contracts could materially adversely affect our operating results, particularly if there are significant sales and marketing expenses associated with the deferred or lost contracts. Additionally, we base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs to compensate for an unexpected near-term shortfall in revenues.

      Actual or anticipated fluctuations in our operating results could cause our stock price to decline. Due to fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors and our stock price could decline as a result.


Government spending priorities may change in a manner adverse to our business

      A substantial portion of our revenues may result from sales of our products and services to federal, state and local governments for programs in the homeland security industry, many of which are funded by the Department of Homeland Security and other federal government agencies. Our business may depend to a significant extent on continued government expenditures on homeland security and related programs and policies. Government contracts are conditioned upon the continuing availability of legislative appropriations. Congress and state and local legislatures typically appropriate funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded and additional monies are normally committed to the contract by the procuring agency only as appropriations are made for future fiscal years. While spending authorization by the federal, state and local governments for homeland security programs has increased in recent years, and in particular after the September 11, 2001 terrorist attacks, future expenditures for these programs may decrease or shift to programs in areas where we do not provide products or services. A significant decline in government expenditures or a shift of expenditures away from programs that are supported by our products and services could materially adversely affect our business, revenues and operating results.


Obligations of our chief executive officer may create a conflict of interest that could adversely affect the Company<129>fs operations

      Our Chairman and Chief Executive Officer, C. Thomas McMillen ("McMillen") is required to devote at least 25 hours per week to the Company pursuant to an employment agreement, dated as of August 29, 2005, with the Company (the "McMillen Employment Agreement"). Mr. McMillen also serves as Chairman of Fortress America Acquisition Corporation ("FAAC"), a blank check company that completed an initial public offering in July 2005 that is seeking a merger or acquisition target in the homeland security industry. The officers and directors of FAAC, including McMillen, have agreed in principle, until the earlier of a business combination, liquidation or such time as they cease to be an officer or director, to present to FAAC for its consideration, prior to presentation to any other entity, including the Company, any business opportunity which may reasonably be required to be presented to them under Delaware law, subject, however, to any pre-existing fiduciary or contractual obligations they might have. The initial target business or businesses that FAAC acquires must have a collective fair market value equal to at least 80% of its net assets of its net assets at the time of acquisition or approximately in excess of $34 million. The Company's acquisition focus is primarily on companies with market values less than $20 million. While the McMillen Employment Agreement does not preclude McMillen from competing with the Company through his position as an officer of FAAC, the initial acquisition focus of the two companies from a size-standpoint will be significantly different. It is possible that FAAC will become a competitor of ours if the business it acquires serves markets or sectors of the homeland security industry the Company is serving.

      In 2003, McMillen also co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident providers. While McMillen's employment agreement with the Company does not preclude him from competing with the Company through his ownership interest in Global Secure Corp., McMillen has currently no active role with Global Secure Corp. It is possible that Global Secure Corp. will become a competitor of ours if the Company acquires companies serving the critical incident response marketplace.


General Risks


We May Need To Raise Additional Capital On Terms Unfavorable To Our
Stockholders

      Based on our current level of operations, we believe that our cash flow from operations will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the next calendar year. However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the defense and security industries. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our traditional and recently required operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our existing businesses.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stock:

      o     with a price of less than $5.00 per share;

      o     that are not traded on a "recognized" national exchange;

      o whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stock must still have a price of not less than $5.00 per share); or

      o stock in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

      In addition to the "penny stock" rules promulgated by the Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock.

      Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

We Do Not Expect To Pay Dividends With Respect To Our Common Stock Which May Hinder Our Ability To Attract Additional Capital

      The Company has not paid any dividends on its Common Stock to date. The payment of any dividends will be within the discretion of the Company's Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.


ITEM 2. PROPERTIES

      In November 2004, the Company entered into a lease for a facility with approximately 1,500 square feet of office space at 146 Maryville Pike, Suite 201, Knoxville, Tennessee. The initial term of the lease is from November 15, 2004 to November 14, 2007, with an option to renew for two additional three-year periods. Lease payments are $850 per month including all utilities and property maintenance expenses. In December 2004, the Company amended the lease so as to add approximately 1,100 additional square feet of office space for an additional $350 per month for a twelve-month period. The lease for the additional space was not renewed and it has expired. Effective September 12, 2005, the principal office of the Company was moved to 4100 North Fairfax Drive, Suite 1150, Arlington, VA 22206-1664. The Company has entered into an arrangement to pay $4,000 per month for this office space. The Company is winding up its affairs in Knoxville, TN and is negotiating for the termination of the existing lease.


ITEM 3. LEGAL PROCEEDINGS

      In September 2004, Joseph Banta, et al. filed an action in the United States District Court for the Eastern District of Tennessee at Knoxville, Tennessee in the amount of approximately $72,000. The Company has accrued this amount at December 31, 2004 and the claims were settled in full in January 2005.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a Special Meeting of its stockholders (the "Special Meeting") on December 30, 2005 for the following purposes: (i) to elect four (4) directors to the Company's Board of Directors (the "Board"), two of which to be elected by the holders of a majority of the outstanding shares of Common Stock (the "Common Stock Director-Nominees") and two (2) of which to be elected by the holders of a majority of the outstanding shares of Series F Preferred Stock of the Company (the "Preferred Stock Director-Nominees"); (ii) to vote on an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Homeland Security Capital Corporation"; (iii) to vote on an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 5,000,000,000 to 20,000,000,000; (iv) to vote on the adoption of the "Celerity 2005 Stock Option Plan" (the "2005 Plan"); and (v) to vote on the withdrawal of the Company's election to be treated as a BDC under Section 54 of the Investment Company Act.

      The Common Stock Director-Nominees were C. Thomas McMillen and Carl J. Rickertsen. The Preferred Stock Director-Nominees were Zev E. Kaplan and Philip
A. McNeill. At the Special Meeting, the holders of a majority of the outstanding shares of Common Stock elected both Common Stock Director-Nominees, approved of the name change of the Company, the increase in the number of authorized shares of Common tock, the adoption of the 2005 Plan, and the withdrawal of the Company's election to be treated as a BDC under the ICA. Also at the Special Meeting, the holders of a majority of the Series F Preferred Stock elected both Preferred Stock Director-Nominees.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


      Market Information

      The Common Stock ceased trading on the Nasdaq SmallCap Market on October 21, 1999. The Company's Common Stock is currently traded on the OTC Electronic Bulletin Board under the symbol "HMSC.OB".

      The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. This information was obtained from the Pink Sheets, LLC.

Fiscal Year 2005                                               High       Low
                                                             --------   --------
4th Quarter  (October - December, 2005)                      $ 0.0038   $ 0.0019
3rd Quarter (July - September, 2005)                         $ 0.0026   $ 0.0010
2nd Quarter (April - June, 2005)                             $ 0.0029   $ 0.0008
1st Quarter (January - March, 2005)                          $ 0.0027   $ 0.0010
Fiscal Year 2004                                               High       Low
                                                             --------   --------
4th Quarter  (October - December, 2004)                      $ 0.0039   $ 0.0011
3rd Quarter (July - September, 2004)                         $ 0.0018   $ 0.0008
2nd Quarter (April - June, 2004)                             $ 0.0019   $ 0.0010
1st Quarter (January - March, 2004)                          $ 0.0038   $ 0.0012
Fiscal Year 2003                                               High       Low
                                                             --------   --------
4th Quarter (October - December, 2003)                       $ 0.0330   $ 0.0050
3rd Quarter (July - September 2003)                          $ 0.0180   $ 0.0020
2nd Quarter (April - June, 2003)                             $ 0.3100   $ 0.0009
1st Quarter (January - March, 2003)                          $ 0.0027   $ 0.0011

      Holders

      As of April 13, 2006, there were approximately 322 holders of record of the Common Stock.


      Dividends

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


      Equity Compensation Plan Information

      The following table sets forth certain information as of December 31, 2005, concerning our equity compensation plans:

                                                  Number of
                                                 securities
                                                    to be
                                                   issued       Weighted
                                                    upon         average
                                                  exercise      exercise        Number of
                                                     of         price of       securities
                                                 outstanding   outstanding      remaining
                                                  options,      options,        available
                                                  warrants      warrants       for future
                                                 and rights    and rights       issuance
                                                 -----------   -----------     -----------
Plan category                                        (a)         (b)             (c)
                                                 -----------   -----------     -----------
Equity compensation plans approved by security
  holders                                        580,000,000         .0008     140,000,000(1)
Equity compensation plans not approved by
  security holders(2)                            216,000,000         .0014               0
                                                 -----------   -----------     -----------
Total                                            796,000,000        .00096     140,000,000
                                                 ===========   ===========     ===========

(1)   Available for issuance pursuant to the 2005 Plan.
(2) Includes non-qualified options to purchase common stock issued to each of our non-employee directors.

      Recent Sales Of Unregistered Securities

      2005

      On October 6, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"), pursuant we issued to Cornell a total of $1,000,000 of Series F Convertible Preferred stock, par value $0.01 per share (the "Series F Preferred Stock"). Upon the termination of the Company's status as a BDC under the Investment Company Act the Series F Preferred Stock became convertible at the option of Cornell into such number of fully paid and non-assessable shares of our Common Stock, as is determined by dividing (a) the sum of (i) $1,000,000 (the original purchase price for the Series F Preferred Stock), plus (ii) all accrued but unpaid dividends thereon by (b) the conversion price then in effect. As set forth in the Certificate of Designation of the Series F Preferred Stock, the conversion price is $0.001, as adjusted from time to time as provided in the Certificate of Designation. As of December 31, 2005, none of the Series F Preferred Stock has been converted into shares of Common Stock.

      The Company converted $10,724, including accrued interest, of the convertible debentures into 7,149,333 shares of Common Stock.


      2004

      The Company issued 140,000,000 shares of its Common Stock to various persons for cash for a total of $193,500.

      The Company converted $247,125, including accrued interest, of the convertible debentures into 241,727,920 shares of Common Stock.

      The Company issued 1,500,000 shares of Common Stock with a value of $2,250 as payment for certain directors' fees.

      The Company issued convertible debentures in the principal amount of $537,500.

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

      The Company converted $322,500 of Series B Preferred Stock and $40,000 of Series E Preferred Stock into 2,645,000 shares of Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data should be read in conjunction with out "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. As discussed in Notes 1 and 2 to the Consolidated Financial Statements the Company elected to become a Business Development Company on June 3, 2003. The results of operations for 2003 are divided into two periods, the "As a Business Development Company" period and "Prior to becoming a Business Development Company" period. Different accounting principles are used in the preparation of the financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods prior to June 3, 2003 are not comparable to the period commencing on June 3, 2003 and are not expected to be representative of our financial results in the future.

                                        As a Business
                                     Development Company
                                ---------------------------
                                                               Period from
                                  Year Ended     Year Ended    June 3, 2003    Period from     Year Ended     Year Ended
                                 December 31,   December 31,   to December   January 1, 2003  December 31,   December 31,
                                    2005           2004         31, 2003     to June 2, 2003      2002           2001
                                ------------   ------------   ------------   ---------------  ------------   ------------
Income Statement Data:
Unrealized gain (loss) on
  investments                   $     48,907   $   (290,887)  $   (842,121)  $          --    $       --     $       --
Dividend income                         --        1,255,000         65,000              --            --             --
Revenues                                --             --             --                --         649,815        403,997
Net loss attributable to
  common stockholders             (1,307,345)      (353,260)      (941,132)         (617,716)   (4,609,706)    (4,791,361)
Net loss per common share from
  continuing operations, basic
  and diluted                   $       0.00   $       0.00   $       0.00   $          0.00  $      (0.08)  $      (1.17)

Total assets                    $  1,263,024   $  5,323,447   $  5,507,140               N/A  $  2,129,293   $  3,709,977

Long-term debt                       222,500      2,287,012      2,089,485               N/A     3,117,520      2,980,168

Redeemable preferred stock           100,000           --             --                 N/A       362,500      1,010,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

      The following information should be read in conjunction with the consolidated financial statements of HSCC and the notes thereto appearing elsewhere in this filing. Statements in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this prospectus that are not statements of historical or current fact constitute "forward-looking statements."


      Overview

      The Company was incorporated in Delaware on August 12, 1997. The Company's business was to develop and manufacture, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. On June 3, 2003, the Company elected to become a BDC to be regulated pursuant to Section 54 of the Investment Company Act. A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. After the election to become a BDC, the Company changed its business plan to primarily seek investments in developing companies.

      In September 2004, the Company entered into a business development agreement with Sagamore with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advice. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the outstanding shares of preferred stock, management has considered the value of the stock as nil. Also, the Company has rendered no specific services to Sagamore. Accordingly, the Company has included the value of the Sagamore stock in its financial statements as nil and not recognized any revenue from the transaction.

      In 2004, the Company had investments in two companies, the first being in a wholly-owned subsidiary called Celerity-Nevada and the other a minority interest in Yorkville. In the fourth quarter of 2004, Celerity-Nevada was closed with the business and related assets sold. Yorkville returned the Company's investment in Yorkville to the Company as a liquidating distribution.

      On December 30, 2005, at a special stockholders meeting, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to 'Homeland Security Capital Corporation' and voted to withdraw the Company's election as a BDC. Accordingly, the Company has changed its business plan to primarily seek acquisition of companies that provide homeland security products and services.

      As part of its new business strategy, on February 8, 2006, the Company acquired a majority interest in Nexus. Nexus, with offices in the New York City and Philadelphia areas, provides integrated security systems for the corporate and governmental security market. Nexus, whose operations began in 2001, leverages more than 50 years of industry experience. By utilizing the latest technologies, Nexus provides innovative, engineered and scaleable solutions to effectively protect people, property and assets for regional and national organizations.


      Results Of Operations


      Year Ended December 31, 2005 Compared To Year Ended December 31, 2004


            Realized Loss On Investments

      In 2004, the Company recorded a realized loss on its investment in Celerity - Nevada of $290,887. This loss was due to the effect of recording advances at fair value. There were no realized losses on investments in 2005.


            Dividend Income

      From its investment in Yorkville, 2003, the Company has received $0 in 2005 and $1,255,000 in 2004 in proceeds, which have been recorded as dividend income in the statements of operations. On January 31, 2005 the members of Yorkville amended its Operating Agreement to establish a new class of membership with preferential rights. The Company's investment interest was converted to this new class of ownership. The preferential rights allowed the Company to receive its investment purchase price returned in cash by December 31, 2005, but receive no other dividend income distributions. The Company received this distribution in full in 2005 and recorded it as a reduction of its investment.


            Operating Expenses

      Operating expenses, which consist entirely of general and administrative expenses, were $1,007,984 for 2005 compared to $714,215 for 2004, an increase of 41.1%. Increased operating expenses in 2005 can be attributed to higher personnel expenses (approximately $215,000) due to the addition of executive personnel because of the changes to the strategic refocus of the Company's operations. The Company increased its marketing costs by approximately $12,000, its legal and professional costs by approximately $175,000 due to the implementation of the new focus. These expenses were partially offset by reductions in facility occupancy costs including related depreciation of approximately $108,000.


            Amortization Of Debt Offering Costs

      Amortization of debt offering costs for 2005 was $40,529 compared to $125,374 for the year ended December 31, 2004, or a decrease of 67.7%. This decrease results from a lower level of debt being converted to common shares and no new debt offerings 2005 as compared to 2004.


            Beneficial Conversion Feature - Convertible Notes

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $242,988 and $380,027 for the years ended December 31, 2005 and 2004, respectively. This decrease of 36.1% results from a lower level of debt being converted to common shares in 2005 as compared to 2004 and no new debt with beneficial conversion feature being offered in 2005.


            Interest Expense

      Interest expense for 2005 was $98,055 compared to $187,887 for 2004, a decrease of 47.8%. In 2005, the Company paid a significant amount of debt from the proceeds from the liquidation of its investment in Yorkville and did not issue new debt. This resulted in lower average debt outstanding during 2005 as compared to 2004.

            Settlement Of Debt

      During 2005 and 2004, the Company settled certain trade payables, convertible debentures and accrued interest of approximately $3,055,000 and $611,000, respectively. These debt settlements resulted in a realized gain of $33,304 recorded in 2005 compared to $89,016 for 2004, which represents a change of 62.6% over 2004. Also, in 2005, there was a related party gain of $81,901, which was credited to APIC.


            Net Loss Attributable To Common Stockholders

      As a result of the foregoing, the Company had a net loss of $1,307,345, or $0.00 per share, for the year ended December 31, 2005 compared to a net loss of $353,260, or $0.00 per share, for the year ended December 31, 2004.


      Year Ended December 31, 2004 Compared To Year Ended December 31, 2003


            Realized Loss On Investments

      Since the election to operate as a BDC, the Company has recorded a realized loss on its investment in Celerity-Nevada. This loss is comprised of two elements:

2003
Effect of recording advances at fair value            $  342,121
Effect of recording equity
investments at fair value                                500,000
                                                      ----------
                                                         842,121
                                                      ==========

2004
Effect of recording advances at fair value               290,887
                                                      ----------
                                                      $1,133,008
                                                      ----------

      The write-down of the Company's advances to and investment in Celerity-Nevada recognized that without additional sales, there was a substantial risk that Celerity-Nevada would not be able to continue operation. On November 4, 2004, Celerity-Nevada entered into an Asset Purchase Agreement with Escent Systems, Inc. whereby Celerity-Nevada sold its assets and interactive video business to Escent Systems, Inc. in return for 25% of Escent Systems, Inc.'s equity. Celerity-Nevada also provided $15,000 in cash toward the working capital of the new venture. Because Escent Systems, Inc. has limited sales history and lack of necessary product and content development capacity, Celerity-Nevada has determined that the fair value of the investment to be nil.

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


            Operating Expenses

      Operating expenses, which consist entirely of general and administrative expenses, for 2004 were $714,215 compared to 2003 of $651,267, or 9.66%.
Increased operating expenses in 2004 can be attributed to higher payroll expenses (approximately $150,000) due to adjustment for the reversal of certain accrued wages of $90,000 in 2003 offset by management implemented cost saving initiatives for legal, accounting and occupancy costs.


            Amortization Of Debt Offering Costs

      Amortization of debt offering costs for 2004 was $125,374 compared to $467,871 for the year ended December 31, 2003. This decrease of 73.2% results from a lower level of debt being converted to common shares and debt offerings with minimal offering costs in 2004 as compared to 2003.

            Beneficial Conversion Feature - Convertible Notes

      Non-cash interest expense relating to amortization of a beneficial conversion feature for the various convertible debentures issues amounted to $380,027 and $905,800 for the years ended December 31, 2004 and 2003, respectively. This decrease of 58.1% results from a lower level of debt being converted to common shares in 2004 as compared to 2003.


            Interest Expense

      Interest expense for 2004 was $187,887, a decrease of 59.8% compared to $467,869 for the entire year ended December 31, 2003. In 2003, the Company recorded a charge for liquidated damages of approximately $228,700 due to the late filing of certain registration statements in 2003. In 2004 the Company did not incur any such charge.


            Settlement Of Debt

      During 2004 and 2003 the Company settled certain trade payables, convertible debentures and accrued interest of approximately $611,000 and $4,099,000, respectively. These debt settlements resulted in a realized gain of $89,016 recorded in 2004, a decrease of 94.8% compared to $1,711,080 for the entire year ended December 31, 2003.


            Net Loss Attributable To Common Stockholders

      As a result of the foregoing, the Company had a net loss of $353,260, or $0.00 per share, for the year ended December 31, 2004 compared to a net loss of $1,558,848, or $0.00 per share, for the entire year ended December 31, 2003.


      Liquidity And Capital Resources

      From our inception through December 31, 2005, we have raised approximately $47,428,000 through the issuance of common and preferred stock and debt. We had cash balances on hand of $1,094,061 as of December 31, 2005 and $1,863 as of December 31, 2004. Our primary need for cash is to fund our ongoing operations until such time that the income from our acquired companies generates enough proceeds to fund overall operations. In addition, our need for cash includes satisfying current liabilities of $498,304 consisting primarily of accounts payable of $384,792, accrued interest of $64,911 and judgments, defaults and other payables of $48,601.

      On October 6, 2005, we entered into a Securities Purchase Agreement with Cornell pursuant we issued to Cornell a total of $1,000,000 of Series F Preferred Stock. Pursuant to the agreement, upon the termination of the Company's status as a BDC under the Investment Company Act the Series F Preferred Stock would become convertible at the option of Cornell into such number of fully paid and non-assessable shares of the our Common Stock, as is determined by dividing (a) the sum of (i) $1,000,000 (the original purchase price for the Series F Preferred Stock), plus (ii) all accrued but unpaid dividends thereon by (b) the conversion price then in effect. As set forth in the Certificate of Designation of the Series F Preferred Stock, the conversion price is $0.001. As of December 31, 2005, no shares of Series F Convertibles Stock have been converted by Cornell.

      On August 29, 2005, the Company entered into term sheet agreement with Cornell to enter into a $50 million standby equity distribution agreement (the "SEDA Financing"). The SEDA Financing is contingent upon the Company's withdrawal of its BDC status under the Investment Company Act, which withdrawal was made on January 5, 2006. Based on the SEDA term sheet, Cornell shall commit to purchase up to $50 million of Common Stock of the Company over the course of 24 months after an effective registration of the Common Stock. The Company shall have the right, but not the obligation, to sell Common Stock to Cornell, in an advance up to $1,000,000. Upon closing, the Company shall issue to Cornell restricted shares and/or warrants of the Company's Common Stock in an amount equal to 2% of the Commitment Amount based on a share price of $0.001 per share. The number of restricted shares issued shall be limited to less than 4.9% of the total outstanding shares of the Company at closing. Upon each advance, Cornell shall receive directly from escrow cash compensation equal to 5% of the gross proceeds of such advance. The Company shall sell to Cornell Capital the Common Stock at a purchase price equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five consecutive trading days after the date an advance notice is given to Cornell Capital. As of April 17, 2006, the Company has not received any definitive documents in connection with the SEDA Financing. The final terms and conditions of the SEDA Financing may be subject to modification as mutually agreed upon by the Company and Cornell Capital at the time of entering into definitive agreements.

      Our holdings of 7,500,000 shares of Sagamore common stock received in September 2004 as consideration for the Company entering into a service agreement has not, and is not expected to, generate dividends for the foreseeable future.

      During the year ended December 31, 2005, we had a net increase in cash of $1,092,198. Our sources and uses of funds were as follows:

      Cash Flows From Operating Activities. Net cash used in operating activities amounted to $1,877,458 in the year ended December 31, 2005, compared to net cash provided of $379,473 for the year ended December 31, 2004. The positive cash flows primarily result from non-cash expenses of $14,085 from depreciation, $242,988 on beneficial conversion of convertible notes, $40,529 on amortization of debt offering costs, $268,304 for settlement of debt and other cash flow adjustments offset by the net loss of $1,307,345 incurred in 2005 and changes in current assets and liabilities of $604,185.

      Cash Flow From Investing Activities. We provided cash of $5,240,000 in investing activities in the year ended December 31, 2005 from the liquidation of the investment in Yorkville Advisors Management, LLC.

      Cash Flows From Financing Activities. We used $2,270,344 in net cash from financing activities, consisting primarily of payment of notes payable to related parties of $500,000, repayment of related party debentures and other debt of $2,198,099 and the purchase of treasury stock of $417,968. Funds were received from the issuance of Series F Preferred Stock of $1,000,000 net of costs of $154,277.

      As of December 31, 2005, we had net working capital of approximately $740,414. During the second half of 2005, the Company changed its business focus to concentrate on the homeland security industry, which should have a positive impact on the operations of the Company in the future. We had no significant capital spending or purchase commitments at December 31, 2005.


      Contractual Obligations And Commercial Commitments

      The following chart sets forth the Company's contractual obligations and commercial commitments as of December 31, 2005.

                                                     Payments Due by Period
                                       ------------------------------------------------
                                                   Less                         After
                                                  than 1     1-3       4-5       5
Contractual  Obligations                Total      Year     Years     Years     Years
                                       --------  --------  --------  --------  --------
Long-Term Debt                         $222,500  $222,500  $   --    $   --    $   --
Current Obligations                     404,691   404,691      --        --        --
Operating Leases                         19,550    10,200     9,350      --        --
Unconditioned Purchase
Obligations                                --        --        --        --        --
Other Long-Term Obligations                --        --        --        --        --
                                       --------  --------  --------  --------  --------
   Total Contractual Cash Obligations  $646,741  $637,391  $  9,300  $   --    $   --
                                       ========  ========  ========  ========  ========

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


      Off-Balance Sheet Arrangements

      There are no off-balance sheet arrangements entered into by the Company.


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


      Commodity Price Risk

      We no not have any business involving commodities; therefore, we do not have any commodity price risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Notes thereto can be found beginning with "Index to Financial Statements," following Part III of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective April 22, 2005, the Company dismissed Marcum & Kliegman LLP as its independent registered public accounting firm. Marcum & Kliegman's reports on the Registrant's consolidated financial statements for each of the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles. However, Marcum and Kliegman's reports each contained an explanatory paragraph about the Company's ability to continue as a going concern. During the years ended December 31, 2004 and 2003, as well as the subsequent interim period through April 22, 2005, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their reports of the Registrant's consolidated financial statements for such years.

      On May 3, 2005, the Company engaged HJ & Associates, LLC as its principal accountant to audit the Company's financial statements.


ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

      Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of C. Thomas McMillen, our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the guidelines established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

      Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 9B. Other Information

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The following sets forth the name, age and positions, of the Company's executive officers and directors as of April 13, 2006. Also set forth below is information as to the principal occupation and background for such persons. No family relationships exist between these individuals and they have not been a party to any bankruptcy or receivership proceeding, any criminal proceeding, or has been enjoined from participating in any business, including the securities industry or otherwise during the last five years. No director or officer is a director of any other reporting company.


      Executive Officers And Directors

      Our executive officers and directors are as follows:

Name                 Age    Position                 Period Served
------------------   ---    ---------------------    ---------------------------
C. Thomas McMillen   53     President, Chief         August 30, 2005 to Present
                            Executive Officer and
                            Chairman of the Board

Carl J. Rickertsen   46     Director                 December 30, 2005 to
                                                     Present

Zev E. Kaplan        53     Director                 December 30, 2005 to
                                                     Present

Philip A. McNeill    46     Director                 December 30, 2005 to
                                                     Present

      Below are biographies of our executive officers and directors:

C. Thomas McMillen, President, Chief Executive Officer And Chairman Of The Board

Mr. McMillen, age 53, has served as the Company's Chief Executive Officer and President since August 30, 2005. Mr. McMillen also currently serves as Chairman of Fortress America Acquisition Corporation, a blank check company focused on the homeland security industry, which completed its initial public offering in July 2005. In March 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises' London stock exchange listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, LLC ("Washington Capital"), a merchant bank and one of our stockholders since 2003. Mr. McMillen also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. Mr. McMillen has also been an independent consultant throughout his career. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland in 1974, and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar in 1978.


      Carl J. Rickertsen, Director

      Mr. Rickertsen, age 46, is currently Managing Partner of Pine Creek Partners, a private equity investment firm, a position he has held since January 2004. From January 1998 until January 2004, Mr. Rickertsen was Chief Operating Officer and a Partner at Thayer Capital Partners, a private equity investment firm. From September 1994 until January 1998, Mr. Rickertsen was a Managing Partner at Thayer. Mr. Rickertsen was a founding Partner of three Thayer investment funds totaling over $1.4 billion and is a published author. Mr. Rickertsen is also a member of the Board of Directors of MicroStrategy, Inc., a software company; Convera Corporation, a search-engine software company; and United Agri Products, a distributor of farm and agricultural products. Mr. Rickertsen received a B.S. from Stanford University in 1983 and an M.B.A. from Harvard Business School in 1987.

      Zev. E. Kaplan, Director

      Mr. Kaplan, age 53, is the founder of a law firm concentrating its practice in the areas of transportation, infrastructure, government relations, business and administrative law. Mr. Kaplan is currently General Counsel to Cash Systems Inc., a publicly traded company in the financial services business, a position he has held since March 2005. From April 1995 to the present, Mr. Kaplan has been General Counsel to the Regional Transportation Commission of Southern Nevada, where he played a key policy role in the start-up of the local transit systems and their facilities. In addition, Mr. Kaplan has had a key role in the planning and financing of numerous major public infrastructure projects in Las Vegas. Prior to starting his law firm, Mr. Kaplan spent 15 years in government service in the following capacities: Senior Deputy District Attorney with the Clark County District Attorney's Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Kaplan received his J.D. from Southwestern University School of Law in 1978 and attended Georgetown University for post-graduate legal studies; received an MBA from the University of Nevada, Las Vegas in 1978; and received a B.S. from the Smith School of Business at the University of Maryland in 1974.


      Philip A. McNeill, Director

      Mr. McNeill, age 46, is a Managing Partner and the Chief Investment Officer of SPP Mezzanine Partners, the General Partner of SPP Mezzanine Funding, LP, a position he has held since November 2003. Prior to forming SPP Mezzanine Partners, Mr. McNeill served as Managing Director of Allied Capital Corporation, where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in 1998 until he left Allied Capital in 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the SBIC investment division of M&T Bank, where he was a Vice President of M&T Capital/M&T Bank and an investment professional from 1988 to 1993. Mr. McNeill serves on the Board of Advisors of the National Foundations for Teaching Entrepreneurship for the Greater Washington Region and volunteers to mentor young entrepreneur students in inner-city schools. Mr. McNeill graduated from Syracuse University in 1981 with a B.S. in Business Administration, with concentrations in Accounting, Finance, and Law & Public Policy. Mr. McNeill earned his MBA from Harvard Business School in 1985.


      Term of Office

      Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors.


      Family Relationships

      To our knowledge, there are no family relationships between any of the directors or executive officers of the Company.


      Legal Proceedings

      To our knowledge, none of the Company's directors have been involved in legal proceedings.


      Committees Of The Board Of Directors

      Audit Committee. Philip A. McNeill and Zev E. Kaplan serve as the members of the Audit Committee. Both are independent members of the Board. The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall qualify of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit, to discuss the audited financial statements. The Audit Committee met two times in 2005. Mr. McNeill serves as the audit committee financial expert.

      Compensation Committee. Carl J. Rickertsen, Philip A. McNeill and Zev E. Kaplan serve as the members of the Compensation Committee. The Compensation Committee is responsible for making recommendations to the Board regarding compensation arrangements for the Company's officers and for making recommendations to the Board regarding the adoption of any employee benefit plans and the grant of stock options or other benefits under such plans. The Compensation Committee met one time in 2005.

      Audit Committee Reports. Philip A. McNeill, a member of the Audit Committee, has reviewed and discussed with its independent auditors the matters required to be discussed by SAS 61. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and has discussed with the independent accountant the independent accountant's independence. Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the most recent fiscal year.


      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act, requires the Company's Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of reports filed with the Company, it appears that Mr. McNeill did not file with the Commission the required reports under Section 16(a) of the 1934 Act for the fiscal year 2005.


      Code of Ethics

      On March 16, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with Commission as an Exhibit to the Company's Form 10-K for the year ended December 31, 2003.


ITEM 11. EXECUTIVE COMPENSATION


      Summary Compensation Table

      The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2005, 2004 and 2003. Mr. C. Thomas McMillen became our Chief Executive Officer on August 30, 2005. Mr. Legnosky's withdrew as President, Chief Executive Officer and Chairman of the Board on August 30, 2005, however, he has retained employment since that date.

                           Summary Compensation Table

                                             Annual Compensation                                    Long Term Compensation
                               ------------------------------------------------------  --------------------------------------------
                                                                                          Awards
                                                                                       -----------
                                                                          All Other     Restricted    Securities
                                                                            Annual        Stock       Underlying        All Other
Name and Principal Position        Year         Salary        Bonus      Compensation    Award(s)       Options       Compensation
-----------------------------  ------------  ------------  ------------  ------------  ------------  ------------     ------------
C. Thomas McMillen,                    2005  $     40,293  $    125,000          --            --     580,000,000(1)          --
  Chairman of the Board,               2004  $          0          --            --            --            --               --
  Chief Executive Officer and          2003  $          0          --            --            --            --               --
  President
Robert B. Legnosky                     2005  $    121,875  $     20,000          --            --            --               --
  Former Chairman of the
  Board,                               2004  $     84,167          --
  Chief Executive Officer and          2003  $     63,333          --
  President

(1) On August 29, 2005, McMillen was granted option to purchase 580,000,000 shares of Common Stock pursuant to the McMillen Employment Agreement. Of these options, 116,000,000 shares of Common Stock vested on August 30, 2005 the date the Employment Agreement was executed by the parties thereto.

      Option/SAR Grants Table

      The following table sets forth, for the fiscal year ended December 31, 2005 certain information regarding the options/SARs granted to the named executive officers of the Company.

                                  % Total
                                 Options/SARs
                                  Granted to
                      No. of      Employees                                     Grant
                    Securities     in year        Exercise                       Date
                    Underlying      ended          or Base                     Present
                   Options/SARs    December         Price                       Value
                      Granted      31, 2005         ($ per     Expiration      ($ per
Name                    (#)          (%)            Share)        Date        share)(1)
                   ------------  ------------   ------------  ------------  ------------
C. Thomas
  McMillen, Chief
  Executive
  Officer and
  President         580,000,000           100%         .0008     8/29/2015         .0008


      (1) The estimated grant date present value has been calculated using a Black-Scholes option-pricing model with the following material assumptions: (i) a risk-free interest rate of 4.40%] (at August 29, 2005), (ii) expected volatility of 427%, (iii) an expected life of 10 years and (iv) no dividend yield.


      Aggregated Option/SAR Exercises And Fiscal Year-End Option/SAR Values
      Table

      The following table sets forth certain information regarding options exercised in the fiscal year ended December 31, 2005 by the named executive officers of the Company.

                                                                               Number of Securities       Value of Unexercised
                                                                              Underlying Unexercised          In-the-Money
                                                                                 Options/SARs at             Options/SARs at
                               Shares                                          Fiscal Year End (#)         Fiscal Year End (R)
                            Acquired on                    Value                   Exercisable/         Exercisable/Unexercisable
Name                        Exercise (#)                Realized ($)               Unexercisable                   (1)
------------------  --------------------------  --------------------------  --------------------------  --------------------------
C. Thomas McMillen                        --                          --      232,000,000/348,000,000/             185,600/278,400


(1) In accordance with the rules of the SEC, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $.0016 per share, the closing price of the Common Stock as reported on the OTC Electronic Bulletin Board on December 30, 2005, the last trading day of 2005.

      Long-Term Incentive Plans - Awards In Last Fiscal Year

      The Company did not grant any long-term incentive plan awards in the fiscal year ended December 31, 2005.


      Director Compensation

      Each Director of the Company, except Mr. McMillen, is entitled to receive $20,000 in annual compensation for his services on the Board, of which $5,000 will be paid each calendar quarter. Each Director of the Company will be reimbursed for reasonable expenses incurred in connection with their service on the Board.

      Upon election to the Board of Directors on December 30, 2005, each director except Mr. McMillen, was granted options to purchase 72,000,000 shares of Common Stock, of which 8,000,000 vested upon their election to the Board, and the remainder will vest in 8,000,000 increments at the end of each calendar quarter thereafter. The exercise price for the stock options granted upon election was $.0014 per share, which represents the closing sales price on the date of the grant. These options expire 10 years from their grant date.

      Stock Option Plans

      There were 796,000,000 options outstanding at December 31, 2005 and no options outstanding at December 31, 2004.

      On August 29, 2005, the Board adopted the 2005 Stock Option Plan under which the Company reserved 720,000,000 shares of Common Stock for issuance. Participants eligible under this plan are key employees and non-employee Directors. In connection with his employment by the Company and appointment to the Board on August 29, 2005, McMillen was previously granted options to purchase 580,000,000 shares of Common Stock (the "McMillen Options"). The McMillen Options vested (or will vest) as follows: (i) options to acquire 116,000,000 shares of Common Stock vested on August 29, 2005, and (ii) options to acquire 116,000,000 additional shares of Common Stock will vest at the end of each of the first, second, third and fourth calendar quarters following the initial vesting date.


      Employment Contracts

      On August 29, 2005, the Company and Mr. McMillen entered into the McMillen Employment Agreement whereby the Company hired Mr. McMillen to serve as its Chief Executive Officer and President for a term of two years, and renewable by mutual agreement of the Company and Mr. McMillen. Mr. McMillen's initial annual salary under this agreement was $120,000 with the possibility of a performance bonus. Pursuant to the McMillen Employment Agreement, McMillen was awarded options to acquire a total of 580,000,000 shares of Common Sock as described above. Mr. McMillen also received a sign-on bonus of $125,000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

      The following table sets forth, information with respect of the beneficial ownership as of April 13, 2006, for any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock.

                                                  Shares
                                               Beneficially         Percent
Name and Address              Title of Class      Owned           of Class (1)
----------------------------  --------------  --------------     --------------
Cornell Capital Partners, LP    Common Stock     370,698,873(2)            8.35%
101 Hudson St
Jersey City, NJ 07302

(1) Applicable percentage of ownership is based on 4,440,560,075 shares of Common Stock outstanding as of April 13, 2006, together with securities convertible or exercisable into shares of Common Stock within 60 days for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of April 13, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Out of these shares, 50,000,000 shares of Common Stock were acquired as compensation pursuant to a Securities Purchase Agreement, dated February 6, 2006, by and between the Company and Cornell Capital, pursuant to which the Company issued to Cornell Capital a Convertible Debenture in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell Capital is entitled to convert the Debenture at a conversion price into Common Stock, provided that Cornell Capital cannot convert into shares of Common Stock that would cause Cornell Capital to own more than 4.9% of the issued and outstanding Common Stock. The Debenture has an interest at 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. The remaining shares of Common Stock beneficially owned by Cornell Capital were acquired from the issuer through various private placement transactions.

      Directors And Executive Officers

      The following table shows the amount of capital stock of the Company beneficially owned by the Company's directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as of April 13, 2006.

      The applicable percentage of beneficial ownership is based on 4,440,560,075 shares of Common Stock outstanding as of April 13, 2006 together with securities convertible or exercisable into shares of Common Stock within 60 days for each shareholder. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of April 13, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our common stock. Unless otherwise indicated, all of the shares are owned directly, and the person has sole voting and dispositive power. Except as otherwise indicated, the business address for each of the following persons is 4100 North Fairfax Drive, Suite 1150, Arlington, Virginia 22203-1664.

                                                         Shares
                                                      Beneficially          Percent
Name and Address                     Title of Class      Owned             of Class
-----------------------------------  --------------  --------------     --------------
C. Thomas McMillen                     Common Stock   1,598,000,000(1)            35.9%
Carl J. Rickertsen                     Common Stock      16,000,000(2)             0.4%
Zev E. Kaplan                          Common Stock      16,000,000(3)             0.4%
Philip A McNeill                       Common Stock      16,000,000(4)             0.4%
All Officers and Directors as Group    Common Stock   1,646,000,000               37.6%

(1) Mr. McMillen acquired 1,250,000,000 shares of Common Stock pursuant to the terms of that certain Stock Purchase Agreement, dated August 29, 2005, by and between McMillen and Cornell. On August 29, 2005, McMillen was granted option to purchase 580,000,000 shares of Common Stock pursuant to the McMillen Employment Agreement. Out of these, 116,000,000 shares of Common Stock vested on August 29, 2005, the date the Employment Agreement was executed by the parties thereto.
(2) Mr. Rickertsen was granted options to purchase 72,000,000 shares of Common Stock pursuant to the terms of the 2005 Stock Option Plan, of which 8,000,000 were exercisable on December 30, 2005. The balance vests in 8,000,000 increments each calendar quarter thereafter.
(3) Mr. Kaplan was granted options to purchase 72,000,000 shares of Common Stock pursuant to the terms of the 2005 Stock Option Plan, of which 8,000,000 were exercisable on December 30, 2005. The balance vests in 8,000,000 increments each calendar quarter thereafter.
(4) Mr. McNeill was granted options to purchase 72,000,000 shares of Common Stock pursuant to the terms of the 2005 Stock Option Plan, of which 8,000,000 were exercisable on December 30, 2005. The balance vests in 8,000,000 increments each calendar quarter thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 1, 2003, the Company purchased a minority interest in Yorkville for a purchase price of $5,240,000. Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The acquisition was funded through the sale of 2,000,000,000 shares of Common Stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. During the year ended December 31, 2005, the Company did not receive any dividend income from this investment.

      At December 31, 2004, the Company had an outstanding note payable to a principal holder of equity securities of the Company in the amount of $500,000. This note was repaid in 2005.

      At December 31, 2004, the Company had an outstanding demand note payable to a former member of the Company's Board of Directors in the amount of $10,000 that arose from the normal course of business. This note was repaid in 2005.

      On February 11, 2005, the Company became entitled to receive a distribution of $5,240,000 from Yorkville in connection with the Company's Preferential Rights Membership Interest in Yorkville, pursuant to the terms of Yorkville's Limited Liability Company Agreement, as amended. Accordingly, upon its receipt of the distribution in 2005, the Company no longer has any ownership interest in Yorkville.

      The Company's ownership interest in Yorkville was originally a minority Common Membership Interest. Pursuant to the terms of a Second Amendment to the Limited Liability Company Agreement of Yorkville entered into on January 31, 2005 among Yorkville and the other equity owners of Yorkville, the Company's minority Common Membership Interest was reconstituted as Preferential Rights Interest. As a result, the Company became entitled to receive dividends and other distributions of Yorkville's available assets in an amount up to the purchase price paid by the Company for its original Common Membership Interest. The $5,240,000 preferential distribution was received by the Company in 2005 and the proceeds represent the entire purchase price paid by the Company for its original Common Membership Interest.

      We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from and unaffiliated third party. Furthermore, any future transactions or loans between the Company and its officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      HJ & Associates audited our financial statements for the year ended December 31, 2005 and Marcum & Kliegman audited our financial statements for the year ended December 31, 2004.

      Audit Fees. During the year ended December 31, 2005, HJ & Associates billed us an aggregate of $29,643 for professional services rendered for:

      o Audit of our annual financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2005.

      o Review of our financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2005.

      During the year ended December 31, 2004 Marcum & Kliegman billed us an aggregate of $56,192 for professional services rendered for:

      o Audit of our annual financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003.

      o Review of our financial statements included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2004 and 2003.

      Audit-Related Fees. During the years ended December 31, 2005 and 2004 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

      Tax Fees. During the years ended December 31, 2005 and 2004 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

      All Other Fees. During the years ended December 31, 2005 and 2004 Marcum & Kliegman and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading "Audit Fees."

      All services provided by HJ & Associates or Marcum & Kliegman have been pre-approved by the Audit Committee before HJ & Associates or Marcum & Kliegman began to perform those services.

      No services were rendered by HJ & Associates pursuant to paragraph
(c)(7)(ii)C of Rule 2-01 of Regulation S-X.

                                     PART V


ITEM 15. EXHIBITS 8-K; FINANCIAL STATEMENT SCHEDULES

      (a) Documents filed as part of this report:

      See index to Consolidated Financial Statements attached, which are filed as part of this report.

      (b) Exhibits:

Exhibit No.    Description                        Location
------------   --------------------------------   ---------------------------------
3.1            Certificate of Incorporation of    Incorporated by reference to
               Registrant                         Exhibit 3.1 to the Registration
                                                  Statement on SB-2 filed with the
                                                  SEC on August 13, 1997

3.2            By laws of Registrant              Incorporated by reference to
                                                  Exhibit 3.2 to the Registration
                                                  Statement on SB-2 filed with the
                                                  SEC on August 13, 1997

3.3            Certificate of Designation of      Incorporated by reference to the
               Series C Preferred Stock           Registration Statement on Form
                                                  SB-2 filed with the SEC on
                                                  October 18, 2001

3.4            Certificate of Designation of      Incorporated by reference to
               Series D Preferred Stock           Exhibit 3.4 to Form 10-KSB filed
                                                  with the SEC on March 27, 2002

3.5            Certificate of Designation of      Incorporated by reference to
               Series E Preferred Stock           Exhibit 3.4 to Form 10-KSB filed
                                                  with the SEC on March 27, 2002

3.6            Certificate of Amendment to        Incorporated by reference to
               Certificate of Incorporation of    Exhibit 3.6 to Form 10-KSB filed
               Registrant, dated August 23, 2002  with the SEC on April 15, 2005

3.7            Certificate of Amendment to        Incorporated by reference to
               Certificate of Incorporation of    Exhibit 3.7 to Form 10-KSB filed
               Registrant, dated April 17, 2002   with the SEC on April 15, 2005

3.8            Certificate of Amendment to        Incorporated by reference to
               Certificate of Incorporation,      Exhibit 3.1 to Form 8-K filed
               dated January 5,  2006             with the SEC on February 2, 2006

3.9            Certificate of Designation for     Incorporated by reference to
               the Series F Convertible           Exhibit 99.2 to Form 8-K filed
               Preferred Stock                    with the SEC on October 7, 2005

3.10           Certificate of Designation for     Incorporated by reference to
               the Series G Convertible           Exhibit 3.1 to Form 8-K filed
               Preferred Stock                    with the SEC on February 14, 2006

4.1            Form of Underwriter's Warrant      Incorporated by reference to
                                                  Exhibit 4.1 to Amendment No. 1 to
                                                  Registration Statement on SB-2
                                                  filed with the SEC on October 8,
                                                  1997

Exhibit No.    Description                        Location
------------   --------------------------------   ---------------------------------
4.2            Form of Convertible Debenture due  Incorporated by reference to
               February 2009                      Exhibit 4.1 to Form 8-K filed
                                                  with the SEC on February 14, 2006

10.1           Preferred Stock Term Sheet by and  Incorporated by reference to between Cornell Capital Partners,  Exhibit 10.1 to Form 8-K filed
               LP and Registrant                  with the SEC on August 31, 2005

10.2           SEDA Term Sheet by and between     Incorporated by reference to
               Cornell Capital Partners, LP and   Exhibit 10.2 to Form 8-K filed
               Registrant                         with the SEC on August 31, 2005

10.3           Employment Agreement by and        Incorporated by reference to
               between C. Thomas McMillen and     Exhibit 10.3 to Form 8-K filed
               Registrant                         with the SEC on August 31, 2005

10.4           Indemnification Agreement by and   Incorporated by reference to
               between C. Thomas McMillen and     Exhibit 10.4 to Form 8-K filed
               Registrant                         with the SEC on August 31, 2005

10.5           Securities Purchase Agreement      Incorporated by reference to
               dated as of October 6, 2005, by    Exhibit 99.1 to Form 8-K filed
               and between Registrant and         with the SEC on October 7, 2005
               Cornell Capital Partners, LP

10.6           Escrow Agreement, dated as of      Incorporated by reference to
               October 6, 2005, by and between    Exhibit 99.3 to Form 8-K filed
               Registrant and Cornell Capital     with the SEC on October 7, 2005
               Partners, LP

10.7           Securities Purchase Agreement,     Incorporated by reference to
               dated February 6, 2006, by and     Exhibit 10.1 to Form 8-K filed
               between Registrant and Cornell     with the SEC on February 14, 2006
               Capital Partners, LP

10.8           Investor Registration Rights       Incorporated by reference to
               Agreement, dated February 6,       Exhibit 10.2 to Form 8-K filed
               2006, by and between Registrant    with the SEC on February 14, 2006
               and Cornell Capital Partners, LP

10.9           Investment Agreement, dated        Incorporated by reference to
               February 6, 2006, by and between   Exhibit 10.3 to Form 8-K filed
               Registrant and Cornell Capital     with the SEC on February 14, 2006
               Partners, LP

10.10          Security Agreement dated February  Incorporated by reference to
               6, 2006, by and between            Exhibit 10.4 to Form 8-K filed
               Registrant and Cornell Capital     with the SEC on February 14, 2006
               Partners, LP

10.11          Agreement and Plan of Merger,      Incorporated by reference to
               dated February 8, 2006, by and     Exhibit 10.1 to Form 8-K filed
               among Nexus Technologies Group,    with the SEC on February 14, 2006
               Inc., Corporate Security
               Solutions, Inc., CSS
               Acquisitions, Inc. and certain
               other persons named therein

10.12          Series A Convertible Preferred     Incorporated by reference to
               Stock Purchase Agreement, dated    Exhibit 10.2 to Form 8-K filed
               February 8, 2006, by and between   with the SEC on February 14, 2006
               Registrant and Nexus
               Technologies Group, Inc.

10.13          2005 Stock Option Plan             Filed herewith

14.1           Code of Business Conduct           Incorporated by reference as
               and Ethics                         Exhibit 14.1 to Form 10-KSB on
                                                  April 14, 2004

31.1           Certification of the Chief         Provided herewith
               Executive Officer and Principal
               Accounting Officer pursuant to
               Rule 13a-14(a) of the Exchange
               Act

32.1           Certification of the Chief         Provided herewith
               Executive Officer and Principal
               Accounting Officer pursuant to
               18 U.S.C. Section 1350 as adopted
               pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

      (c) Reports on Form 8-K:

      Report on Form 8-K filed February 18, 2005 pursuant to Item 5 (Other Events) reported that on February 11, 2005, the Company became entitled to receive a distribution of $5,200,000 from Yorkville Advisors Management, LLC pursuant to the terms of a Preferential Rights Membership Interest in Yorkville.

      Report on Form 8-K filed April 19, 2005 pursuant to Item 5.02 (Departure of Directors or Principal Officers) reported that, effective April 15, 2005, David Leigh resigned as a member of the Board of Directors. Mr. Leigh resigned for personal reasons and not based on any disagreement with the Company.

      Report on Form 8-K filed April 27, 2005 pursuant to Item 4.01 (Changes in Registrant's Certifying Accountant) reported that, effective April 22, 2005, based on the recommendation of an approval by the audit committee and the Board of Directors, Marcum & Kliegman has been dismissed as it independent registered public accounting firm.

      Report on Form 8-K filed May 6, 2005 pursuant to Item 4.01 (Changes in Registrant's Certifying Accountant) reported that, effective May 3, 2005, based on the recommendation of an approval by the audit committee and the Board of Directors, HJ & Associates is engaged to provide services as its certified public accountants.

      Report on Form 8-K filed August 31, 2005 pursuant to Item 1.01 (Entry into a Material Definitive Agreement) that the Company had entered into two term sheets for a $51,000,000 financing commitment from Cornell Capital Partners, LP to finance, in two parts, the Company's new strategic direction. The financing will be subject to the execution of definitive documentation.

      Report on Form 8-K filed August 31, 2005 pursuant to Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) effective August 30, 2005, Robert Legnosky resigned as President and a Director of the Corporation and the Corporation's Board of Directors appointed C. Thomas McMillen to be the President, Chief Executive Officer and a Director of the Corporation. In connection with his appointment, Mr. McMillen and the Corporation executed an Employment Agreement and an Indemnification Agreement. Mr. McMillen also purchased 1,250,000,000 shares of Common Stock of the Corporation from Cornell Capital Partners, LP.

      Report on Form 8-K filed August 31, 2005 pursuant to Item 8.01 (Other Events) that it is the Corporation's intention to pursue a new strategic direction; to focus on owning and operating small and mid-sized growth businesses that provide homeland security solutions through innovative technologies to both the public and private sector and to drive growth through management, strategic guidance, capital and financial support, and government marketing expertise.

      The Corporation also announced its intention to seek shareholder approval to change the name from "Celerity Systems, Inc." to "Homeland Security Capital Corporation" in order to better reflect the Company's new direction and objective to become a major player in the homeland security industry. As part of its reorganization, the Company will seek shareholder approval to withdraw its election as a business development company under the Investment Company Act of 1940, as amended.

      Report on Form 8-K filed August 31, 2005 pursuant to Item 8.01 (Other Events) that, effective September 12, 2005, the principal office of the Corporation will be located at 4100 North Fairfax Drive, Suite 1150, Arlington, Virginia 22203-1664.

      Report on Form 8-K filed October 7, 2005 pursuant to Item 1.01(Entry into a Material Definitive Agreement) that on October 6, 2005, the Company entered into a security purchase agreement with Cornell Capital Partners, LP, under which the Company issued to Cornell Capital Partners, LP $1,000,000 of Series F Convertible Stock. Pursuant to the agreement, upon the termination of the Company's BDC under the Investment Company Act, the Series F Preferred Stock will become convertible at the option on the holder thereof, into Common Stock of the Company, par value $0.001 at a conversion price, starting at $0.001 and being adjusted from time to time. The Company will have the right to redeem all or part of the Series F Preferred Stock at a redemption price equal to 125% of the amount redeemed.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL
CORPORATION

/s/ C. Thomas McMillen
-------------------------------
C. Thomas McMillen                President, Chief Executive     April 17, 2006
                                  Officer and Interim Chief
                                  Financial Officer

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                 Title                                 Date
-----------------------   ----------------------------------    ----------------

/s/ C. Thomas McMillen    President, Chief Executive Officer     April 17, 2006
-----------------------   and Chairman of the Board
C. Thomas McMillen        (Principal Executive Officer)
                          (Principal Accounting Officer)


/s/ Carl J. Rickertsen    Director                               April 17, 2006
-----------------------
Carl J. Rickertsen


/s/ Zev E. Kaplan         Director                               April 17, 2006
-----------------------
Zev E. Kaplan


/s/ Philip A. McNeill     Director                               April 17, 2006
-----------------------
Philip A. McNeill

                      HOMELAND SECURITY CAPITAL CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of HJ & Associates, LLC ...........................................  F-1

Report of Marcum & Kliegman LLP .........................................   F-2

Balance Sheets as of December 31, 2005 and 2004 .........................   F-3

Statements of Operations for the Years Ended
 December 31, 2005, 2004 and 2003 .......................................   F-5

Statement of Changes in Stockholders' Equity (Deficit)
 for the Years Ended December 31, 2005, 2004 and 2003 ...................   F-6

Statements of Cash Flows for the Years Ended
 December 31, 2005, 2004 and 2003 .......................................   F-8

Notes to Financial Statements ...........................................  F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Homeland Security Capital Corporation
(formerly Celerity Systems, Inc.)
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Homeland Security Capital Corporation (formerly Celerity Systems, Inc.) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed more fully in Note 7 to the financial statements, investments amounting to $0 (0% of net assets) at December 31, 2005 have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Security Capital Corporation (formerly Celerity Systems, Inc.) as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


/s/ HJ & Associates, LLC
------------------------------------
HJ & Associates, LLC
Salt Lake City, Utah
April 4, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Homeland Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Homeland Security Capital Corporation (formerly Celerity Systems, Inc.) (the "Company") as of December 31, 2004 and the related statement of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 2004 and for the period from January 1, 2003 to June 2, 2003 and the period from June 3, 2003 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Capital Corporation (formerly Celerity Systems, Inc.) as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and for the period from January 1, 2003 to June 2, 2003 and the period from June 3, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, accounting principles used in the preparation of the consolidated financial statements beginning June 3, 2003 and the periods from June 3, 2003 (upon conversion to a business development company under the Investment Company Act of 1940, as amended) are different than those of prior periods and therefore are not directly comparable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had recurring losses since inception of approximately $43,470,000 and continues to suffer cash flow and working capital shortages. As of December 31, 2004, the Company had negative net working capital of approximately $1,713,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in note 6 and note 8, the consolidated financial statements include securities whose values have been estimated by the Board of Directors. Those estimated values may differ significantly from the values that ultimately would be realized.



Marcum & Kliegman LLP

New York , New York
March 11, 2005, except for Note 22(b)which is as of March 31, 2005

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARY
(formerly Celerity Systems, Inc.)

Consolidated Balance Sheets

                                                                                 December 31,
                                                                       -------------------------------
                                                                            2005             2004
                                                                       --------------   --------------
 Assets

  Cash                                                                 $    1,094,061   $        1,863

  Other current assets                                                        144,657            2,664
                                                                       --------------   --------------

        Total current assets                                                1,238,718            4,527
                                                                       --------------   --------------

Fixed assets, net                                                              24,306           38,391

Investment in Yorkville Advisors Management, LLC, at cost which

   approximates fair value (see Note 6)                                          --          5,240,000

Debt offering costs, net                                                         --             40,529
                                                                       --------------   --------------

     Total assets                                                      $    1,263,024   $    5,323,447
                                                                       ==============   ==============

Liabilities and Stockholders' Equity

Accounts payable                                                       $      384,792   $      473,637

Judgments and defaults payable (including $213,400 to a related party
     at 2004)                                                                  44,000          400,675

Accrued interest (including $188,366 to a related party at 2004)               64,911          321,629

Notes payable - related party                                                    --            510,000

Other current liabilities                                                       4,601           11,311
                                                                       --------------   --------------

     Total current liabilities                                                498,304        1,717,252

Convertible debentures - related party, net                                      --            583,517

Convertible debentures, net                                                   222,500        1,703,495
                                                                       --------------   --------------

                                                                              222,500        2,287,012
                                                                       --------------   --------------

     Total liabilities                                                        720,804        4,004,264
                                                                       --------------   --------------

Commitments and contingencies                                                    --               --

Stockholders' Equity

Preferred stock, $0.01 par value, 3,000,000 shares authorized,
     1,000,000 shares issued and outstanding at 2005                          100,000             --

Common stock, $0.001 par value, 20,000,000,000 shares authorized,
     4,397,728,539 and 4,796,102,805 issued and outstanding
      in 2005 and 2004, respectively                                        4,397,729        4,796,103

Additional paid-in capital                                                 41,822,550       40,555,128

Treasury stock, at cost - 226,843,599 shares at 2004                             --           (561,334)

Accumulated deficit                                                       (45,778,059)     (43,470,714)
                                                                       --------------   --------------

     Total stockholders' equity                                               542,220        1,319,183
                                                                       --------------   --------------

     Total liabilities and stockholders' equity                        $    1,263,024   $    5,323,447
                                                                       ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARY
(formerly Celerity Systems, Inc.)

Consolidated Statements of Operations

                                                                                                                Prior to
                                                                                                               Becoming a
                                                                                                                Business
                                                                                                              Development
                                                                As a Business Development Company               Company
                                                   ------------------------------------------------------   ----------------
                                                                                          Period from        Period from
                                                      Year Ended         Year Ended        June 3, 2003        January 1,
                                                     December 31,       December 31,       to December        2003 to June
                                                         2005               2004             31, 2003            2, 2003
                                                   ----------------   ----------------   ----------------   ----------------
Realized and unrealized gain (loss) on
investments                                        $         48,907   $       (290,887)  $       (842,121)  $           --

   Dividend income                                             --            1,255,000             65,000               --
                                                   ----------------   ----------------   ----------------   ----------------
            Gross income (loss)
                                                             48,907            964,113           (777,121)              --

      General and administrative expenses                 1,007,984            714,215            351,001            300,266
                                                   ----------------   ----------------   ----------------   ----------------
            Operating income (loss)
                                                           (959,077)           249,898         (1,128,122)          (300,266)
   Other income (expense)

      Amortization of debt offering costs                   (40,529)          (125,374)          (372,808)           (95,063)

      Beneficial conversion feature - convertible
        debentures                                         (242,988)          (380,027)          (709,720)          (196,080)

      Interest expense                                      (98,055)          (187,887)          (265,467)          (202,402)

      Settlement of debt                                     33,304             89,016          1,534,985            176,095

      Other income                                             --                1,114               --                 --
                                                   ----------------   ----------------   ----------------   ----------------

   Total other income (expense)                            (348,268)          (603,158)           186,990           (317,450)
                                                   ----------------   ----------------   ----------------   ----------------
           Net loss attributable to common
             stockholders                          $     (1,307,345)  $       (353,260)  $       (941,132)  $       (617,716)
                                                   ================   ================   ================   ================
 Loss per common share, basic and diluted

     Net loss per common share, basic and diluted  $          (0.00)  $          (0.00)  $          (0.00)  $          (0.00)

     Beneficial conversion feature - preferred
       stock                                                  (0.00)             (0.00)             (0.00)             (0.00)
                                                   ----------------   ----------------   ----------------   ----------------
 Net loss per common share attributable to common
   stockholders                                    $          (0.00)  $          (0.00)  $          (0.00)  $          (0.00)
                                                   ================   ================   ================   ================

           Weighted average shares outstanding -
             basic and diluted                        4,440,850,576      4,701,086,889      1,046,447,945        283,614,763
                                                   ================   ================   ================   ================

The accompanying notes are an integral part of these consolidated financial statements

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARY
(formerly Celerity Systems, Inc.)

Consolidated Statement of Changes in Stockholders' (Deficit) Equity

For the years ended December 31, 2005 and 2004 and 2003

                                                                                                                    Net Unrealized
                                                                   Common Stock           Additional                 Depreciation
                                              Preferred    ---------------------------     Paid-In       Treasury         on
                                                Stock         Shares         Amount        Capital        Stock       Investments
                                              ----------   -------------   -----------   ------------    --------   ---------------

Balance, January 1, 2003                                     246,325,579       246,325     36,058,793          --                --

 Issuance of convertible debentures
with beneficial conversion feature                                                            198,200

 Issuance of common stock as payment of
certain consulting  fees, payroll and
accounts payable items                                         4,555,617         4,556          3,924

 Conversion of convertible debentures to
shares of common stock                                       228,023,673       228,024         67,976

 Conversion of convertible preferred
stock to shares of common stock                                2,645,000         2,645        359,855

 Net loss

                                              ----------   -------------   -----------   ------------    --------   ---------------

 Balance, June 3, 2003                                --     481,549,869       481,550     36,688,748          --                --

 Issuance of common stock for cash                         3,149,833,333     3,149,833      2,016,667

  Issuance of convertible debentures
with beneficial conversion feature                                                            291,290

 Issuance of common stock as payment of
director's fees                                               61,830,000        61,830            313

 Conversion of convertible debentures to
shares of common stock                                       860,260,207       860,260      1,547,672

 Net loss                                                                                                                  (842,121)
                                              ----------   -------------   -----------   ------------    --------   ---------------

 Balance, December 31, 2003                           --   4,553,473,409     4,553,473     40,544,690          --          (842,121)

 Issuance of common stock for cash                           140,000,000       140,000         53,500

 Issuance of common stock as payment of
certain consulting  fees, payroll and
accounts payable items                                         1,500,000         1,500            750

 Conversion of convertible debentures to
shares of common stock                                       241,727,920       241,728          5,397

 Acquisition of treasury stock                                                                           (751,141)

 Cancellation of treasury stock                             (140,598,524)     (140,598)       (49,209)    189,807
 Unrealized depreciation of investment
in Celerity NV                                                                                                             (290,887)
 Transfer of unrealized depreciation to
permanent loss on investment in Celerity NV                                                                               1,133,008

 Net loss

                                              ----------   -------------   -----------   ------------    --------   ---------------

 Balance, December 31, 2004                           --   4,796,102,805     4,796,103     40,555,128    (561,334)               --

  Issuance of 1,000,000 shares of
convertible preferred stock with
beneficial conversion feature                    100,000                                      845,723

 Amortization of beneficial conversion
feature and accretion of redeemable
convertible preferred stock                                                                 1,000,000

 Conversion of convertible debentures to
shares of common stock                                         7,149,333         7,149          3,577

 Gain on settlement of related party
debt                                                                                           91,901

 Acquisition of treasury stock                                                                           (417,968)

 Cancellation of treasury stock                             (405,523,599)     (405,523)      (573,779)    979,302

 Net loss
                                              ----------   -------------   -----------   ------------    --------   ---------------

 Balance, December 31, 2005                   $  100,000   4,397,728,539   $ 4,397,729   $ 41,922,550    $     --   $            --
                                              ==========   =============   ===========   ============    ========   ===============

                                                                    Total
                                                                Stockholders'
                                               Accumulated        (Deficit)
                                                 Deficit           Equity
                                              --------------    -------------

Balance, January 1, 2003                         (41,558,606)      (5,253,488)

 Issuance of convertible debentures
with beneficial conversion feature                                    198,200

 Issuance of common stock as payment of
certain consulting  fees, payroll and
accounts payable items                                                  8,480

 Conversion of convertible debentures to
shares of common stock                                                296,000

 Conversion of convertible preferred
stock to shares of common stock                                       362,500

 Net loss                                           (617,716)        (617,716)

                                              --------------    -------------

 Balance, June 3, 2003                           (42,176,322)      (5,006,024)

 Issuance of common stock for cash                                  5,166,500

  Issuance of convertible debentures
with beneficial conversion feature                                    291,290

 Issuance of common stock as payment of
director's fees                                                        62,143

 Conversion of convertible debentures to
shares of common stock                                              2,407,932

 Net loss                                            (99,011)        (941,132)
                                              --------------    -------------

 Balance, December 31, 2003                      (42,275,333)       1,980,709

 Issuance of common stock for cash                                    193,500

 Issuance of common stock as payment of
certain consulting  fees, payroll and
accounts payable items                                                  2,250

 Conversion of convertible debentures to
shares of common stock                                                247,125

 Acquisition of treasury stock                                       (751,141)

 Cancellation of treasury stock                                            --
 Unrealized depreciation of investment
in Celerity NV                                       290,887               --
 Transfer of unrealized depreciation to
permanent loss on investment in Celerity NV       (1,133,008)              --

 Net loss                                           (353,260)        (353,260)

                                              --------------    -------------

 Balance, December 31, 2004                      (43,470,714)       1,319,183

  Issuance of 1,000,000 shares of
convertible preferred stock with
beneficial conversion feature                                         845,723

 Amortization of beneficial conversion
feature and accretion of redeemable
convertible preferred stock                       (1,000,000)              --

 Conversion of convertible debentures to
shares of common stock                                                 10,726

 Gain on settlement of related party
debt                                                                   91,901

 Acquisition of treasury stock                                       (417,968)

 Cancellation of treasury stock                                            --

 Net loss                                         (1,307,345)      (1,307,345)
                                              --------------    -------------

 Balance, December 31, 2005                   $  (45,778,059)   $     542,220
                                              ==============    =============

The accompanying notes are an integral part of these consolidated financial statements

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARY
(formerly Celerity Systems, Inc.)

Consolidated Statements of Cash Flows

                                                                                                                 Prior to
                                                                                                                Becoming a
                                                                                                                 Business
                                                                                                                Development
                                                                 As a Business Development Company                Company
                                                       ---------------------------------------------------   ---------------
                                                                                             Period from
                                                          Year Ended        Year Ended     June 3, 2003 to     Period from
                                                         December 31,      December 31,     December 31,     January 1, 2003
                                                            2005               2004             2003         to June 2, 2003
                                                       ---------------   ---------------   ---------------   ---------------
Cash flows from operating activities:

   Net loss                                            $    (1,307,345)  $      (353,260)  $      (941,132)  $      (617,716)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

            Settlement of debt                              (268,304))           (89,016)       (1,534,985)         (176,095)

            Unrealized loss on investment                         --             290,887           842,121              --

            Depreciation and amortization                       14,085            17,664              --              17,289

            Beneficial conversion - convertible notes          242,988           380,027           709,720           196,080

            Amortization of debt offering costs                 40,529           125,374           372,808            95,063

            Loss on abandonment of fixed assets                   --                --                --              46,561

            Shares of common stock issued as payment
             for consulting fees, payroll and
             directors' fees                                      --               2,250            67,143             8,479

     Changes in operating other current assets and liabilities:

            Inventories                                           --                --                --             (34,322)

            Other current assets                              (141,992)            4,100            (6,764)             --

            Accounts payable                                    (8,803)           70,209          (325,708)          (50,734)

            Judgements and defaults payable                   (285,675)         (141,214)             --                --

            Accrued interest                                  (165,328)           78,007           215,486           212,222

            Other current liabilities                            2,387            (5,555)         (157,995)           (8,163)
                                                       ---------------   ---------------   ---------------   ---------------
                    Net cash provided by (used in)
                         operating activities               (1,877,458)          379,473          (759,306)         (311,336)

Cash flows from investing activities:

   Purchase of fixed assets                                       --             (17,738)          (38,317)             --

   Advances to Celerity Systems-NV                                --            (290,887)         (297,356)             --

   Acquisition of minority interest in Yorkville
    Advisors' Management, LLC                                     --                --          (5,240,000)             --

   Liquidation of minority interest in Yorkville
    Advisors' Management, LLC                                5,240,000              --                --                --
                                                       ---------------   ---------------   ---------------   ---------------
                    Net cash provided by (used in)
                     investing activities                    5,240,000          (308,625)       (5,575,673)             --


Cash flows from financing activities:

   Proceeds from notes payable - related party                    --             500,000            15,000            25,000

   Payments on  notes payable - related party                 (500,000)         (105,000)         (163,950)             --

   Proceeds from convertible debentures                           --             537,500         1,380,000           299,000

   Principal payments on debt - related party               (2,198,099)         (500,000)           (7,591)             --

   Proceeds from issuance of common stock                         --             193,500         5,166,500              --

   Purchase of treasury stock                                 (417,968)         (751,141)             --                --
   Proceeds from preferred stock offering, net of
     offering costs                                            845,723              --                --                --

   Debt offering costs                                            --                --                --             (16,500)
                                                       ---------------   ---------------   ---------------   ---------------
                    Net cash provided by (used in)
                         financing activities               (2,270,344)         (125,141)        6,389,959           307,500


Net increase (decrease) in cash                              1,092,198           (54,293)           54,980            (3,836)

Cash, beginning of period                                        1,863            56,156             1,176             5,012
                                                       ---------------   ---------------   ---------------   ---------------

Cash, end of period                                    $     1,094,061   $         1,863   $        56,156   $         1,176
                                                       ===============   ===============   ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements

                      HOMELAND SECURITY CAPITAL CORPORATION
                        (Formerly CELERITY SYSTEMS, INC.)
                   Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Homeland Security Capital Corporation (formerly Celerity Systems, Inc.) (the "Company"), a Delaware corporation, is a consolidator in the fragmented homeland security industry. The company is focused on long-term value by taking controlling interest and developing its subsidiary companies through superior operations and management. The Company intends to acquire businesses that provide homeland security product and service solutions, growing organically and by acquisitions. The targets are emerging companies that are generating revenues from promising security products and services but face challenges in scaling their businesses to capitalize on the opportunities in the homeland security industry. Prior to changing its focus, the Company was a closed-end management investment company that was initially formed to design, develop, integrate, install, operate and support interactive video services hardware and software ("interactive video") systems. On June 3, 2003, the Company elected to become a Business Development Company ("BDC") that is regulated under the Investment Company Act of 1940, as amended ("Investment Company Act"). A BDC is an investment company designed to assist eligible portfolio companies with capital formation and which are required to offer, and many times do render, substantial and continuing management advice. As contemplated by this transaction, the Company materially changed its business plan to primarily seek investments in developing companies that offer attractive investment opportunities. However, at its stockholders' meeting on December 30, 2005, the Company approved the withdrawal of the Company's election as a BDC and the Company changed its focus.

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

Since its designation as a BDC the Company's principal investment has been a minority ownership interest in Yorkville Advisors Management, LLC (Note 6).

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest. However, for periods after December 31, 2005, the Company will consolidate controlled companies.

2. Conversion to Business Development Company and Subsequent Withdrawal

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

At its annual meeting on December 30, 2005, the stockholders passed a resolution to withdraw the Company's election as a BDC under Section 54 of the Investment Company Act. The termination of the Company's BDC status occurred on January 5, 2006. Financial statements for periods subsequent to December 31, 2005 will be prepared on the basis used prior to becoming a BDC.

3. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Homeland Security Capital Corporation (a Delaware corporation) and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Fixed Assets - Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in income. The Company periodically evaluates the carrying value by considering the future cash flows generated by the assets. Management believes that the carrying value reflected in the consolidated financial statements is fairly stated based on these criteria.

Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date the remaining unamortized cost is expensed.

                                                         2005           2004
                                                      ----------     ----------
January 1,                                            $   40,529     $  165,903
New debt offering costs                                        0              0
Amortization                                             (40,529)      (125,374)
                                                      ----------     ----------
December 31,                                          $        0     $   40,529
                                                      ==========     ==========

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

Revenue Recognition - For the interactive video business, the Company recorded revenues upon shipment of goods and after all risks and rewards of ownership of the related products has passed to the buyer. The Company recorded sales for services upon the completion of training and ratably over the life of any maintenance or support agreement. The Company's general sales terms required a deposit with the order and the balance upon delivery, except for educational sales that are handled on a net 30 basis. During the fourth quarter of 2004, Management closed this business.

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

Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock based compensation as permitted in SFAS 123.

In December 2005, the Company issued to directors and an officer of the Company options to purchase 796,000,000 shares of common stock of the Company, par value $0.001 per share (the "Common Stock") in the future. The Company recorded no compensation expense for the current period, as the exercise price of the options was equal to the fair market value of the Common Stock at the grant date.

The Company had no stock options granted in 2004 or 2003. Further, the Company recorded no compensation expense related to options granted in 2002 and 2005 as the exercise price of the options was equal to the fair market value of the Company's Common Stock at grant dates. In 2004, the Company's directors further voided all existing options and warrants.

Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the Plan issued in 2002 and 2005 consistent with the method of SFAS 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                               2005             2004             2003
                                          --------------   --------------   --------------
Net loss                                  $   (1,307,345)  $     (353,260)  $   (1,558,848)
Less: stock-based compensation expense
      determined under fair value method        (219,200)             -0-              -0-
                                          --------------   --------------   --------------
Net loss as adjusted                      $   (1,526,545)  $     (353,260)  $   (1,558,848)
                                          ==============   ==============   ==============

Net value per share
       Basic and Diluted - as reported    $        (0.00)  $        (0.00)  $        (0.00)
       Basic and Diluted - pro forma      $        (0.00)  $        (0.00)  $        (0.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005; risk-free interest rate of 4.4%, volatility between 426% and 456% and expected lives of ten years.

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

Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 established a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2005, the Company believes that there has been no impairment of its long-lived assets.

Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. Expenses incurred were $11,541, 0 and $4,640 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In 2005, these conditions that raised substantial doubt about the Company's ability to continue as a going concern have been alleviated due to additional capital raised by the Company.

4. Election as a Business Development Company

On June 3, 2003, the Company filed with the Securities and Exchange Commission to become a BDC, a company which is regulated under Section 54 of the Investment Company Act. As a BDC, the Company may sell shares of its freely trading Common Stock in amounts up to $5,000,000 in a twelve-month period. Shares sold are exempt from registration under Regulation E of the Securities Act of 1933. On June 4, 2003 the Company filed an Offering Circular Under Regulation E to sell up to $4,500,000 of its Common Stock at a minimum price of $0.001 to a maximum price of $0.02. Between June 3, 2003 and December 31, 2004 the Company sold 1,289,833,333 shares of Common Stock resulting in net proceeds of $1,360,000.

On December 30, 2005, the stockholders authorized the withdrawal as a BDC and the Company changed its focus to pursue investment opportunities in the homeland security industry.

5. Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets are as follows:

                                                         2005           2004
                                                      ----------     ----------
Property and equipment                                $   42,978     $   56,055
Accumulated depreciation                                 (18,672)       (17,664)
                                                      ----------     ----------
                                                      $   24,306     $   38,391
                                                      ==========     ==========

Depreciation expense in 2005, 2004 and 2003 was $14,085, $17,664 and $17,289,
respectively. In 2003, the Company recorded a loss on abandonment charge on the disposal of certain fixed assets of $46,561 in connection with certain abandoned projects.

6. Investment in Yorkville Advisors' Management, LLC

On December 1, 2003, the Company purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of Common Stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. These shares were issued subsequent to December 31, 2003. During the year ended December 31, 2004 and 2003, the Company received $1,255,000 and $65,000 respectively in dividend income from this investment, which has been recorded as Dividend Income in the consolidated statements of operations. In 2005, the Company was informed that Yorkville was in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company's membership interest in Yorkville has been converted into a new class with certain preferential rights and shall receive consideration equal to the original purchase price less certain debt of approximately $1,500,000 due to an affiliated company of Yorkville. The Company received this consideration in full and in cash by May 3, 2005.

7. Investment in Celerity Systems, Inc. (A Nevada corporation)

The following table represents Celerity NV's statement of operations.

Celerity NV had no operations in 2005. The following table represents Celerity NV's statements of operations for the years ended December 31, 2004 and 2003.

                                                        2004            2003
                                                    ------------   ------------
Sales                                                     65,900   $    247,945
Cost of Sales                                            299,200         86,949
                                                    ------------   ------------
                                                        (233,300)       160,996
Inventory write-downs and adjustments                  1,076,369
                                                    ------------   ------------
Gross loss                                              (233,300)      (915,373)
General and administrative expenses                      212,647        193,660
                                                    ------------   ------------
Operating loss                                          (445,947)    (1,109,033)
                                                    ------------   ------------
Other income (expense)                                   (75,432)             -
Interest expense                                          (5,682)             -
Settlement of debt                                       319,340        174,950
                                                    ------------   ------------
Total other income (expense)                             243,907        169,268
                                                    ------------   ------------
Net loss                                            $   (202,039)  $   (939,765)
                                                    ============   ============

The following table represents Celerity NV's balance sheets as of December 31, 2005 and 2004.

                                                     2005             2004
                                                --------------   --------------

Total current assets
                                                --------------   --------------
Total assets                                    $          -0-   $          -0-

Other current liabilities
                                                --------------   --------------
Total current liabilities                       $          -0-   $          -0-

Stockholder Deficit
Common stock                                               250              250
Additional paid-in capital                           1,141,554        1,141,554
Accumulated deficit                                 (1,141,804)      (1,141,804)
                                                --------------   --------------
Total stockholder deficit                                  -0-               -0-
                                                --------------   --------------
Total liabilities and deficit                   $          -0-   $           -0-
                                                ==============   ==============

Celerity NV developed and manufactured, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets. Celerity NV also provided a comprehensive content package for education users with over 1,300 titles available. Due to a lack of funding Celerity NV had been targeting the education market, to the exclusion of other markets available to us. During the fourth quarter of 2003, an informal arrangement concerning a pending sale was terminated and the Company determined that a significant portion of the inventory was not salable. As a result, during the fourth quarter of 2003, Celerity NV recorded a reserve adjustment of $1,068,870. The write down results from a lower of cost or market valuation on certain parts and finished goods.

The Company charged Celerity NV for salaries and benefits and a portion of costs as a facility charge. Additionally, the Company advanced funds for any inventory purchases or other costs necessary to complete a sale or to maintain the systems previously sold. During 2004 and 2003, the Company advanced $290,887 and $342,121 to Celerity NV. No additional amounts were advanced during 2005. The Company advances plus the initial investment of $500,000 in net assets transferred to Celerity NV resulted in an unrealized depreciation on the investment in Celerity NV of $1,133,008 as reflected in the statement of operations of the Company since its formation as a BDC. At December 31, 2004, the Company forgave its receivable from Celerity NV and Celerity NV credited $641,804 to additional paid in capital.

In 2003, the subsidiary Company had sales of $247,945 to Kidston Communications, representing 100% of its total sales. Kidston Communications operates in the education market and is controlled by Edward Kidston, a director of the Company until October 30, 2002. Kidston Communications had an agreement that it could purchase products from our Company at a five percent discount to list price.

Because of lack of sales of systems and consequent lack of operating profits, the Company's directors decided to cease operations and dispose of the remaining business and related assets. Accordingly, the Company entered into a sales agreement with Escent Systems, Inc. whereby the Company transferred all the assets and business plus $15,000 for working capital in return for a 25% equity position in Escent Systems, Inc. Since the net assets of Celerity NV had been written to nil, there was no further loss recorded on the transaction. . Because of the lack of operations and uncertainty of continued operations, Celerity NV has not assigned any value to the investment.

8. Investment in Sagamore Holdings, Inc.

In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore") with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore Common Stock as consideration for its agreement to provide future services regarding capital formation and management advice. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company rendered no specific services in 2005 or 2004. Accordingly, the Company has included the value of the Sagamore stock in its financial statements as nil and not recognized any revenue from the transaction

9. Judgments and defaults payable

At December 31, 2004, amounts shown in this account reflect $151,275 in judgements recorded against the Company and $249,400 of liquidated damages accrued as a result of not filing an effective registration statement for certain convertible debentures.

At December 31, 2005 amounts shown in this account reflect $8,000 in judgments recorded against the Company and $36,000 of liquidated damages accrued as a result of not filing an effective registration statement for certain convertible debentures.

10. Income Taxes

The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31 are as follows:

                                                                  2005               2004
                                                            ----------------   ----------------
Current                                                                 --                 --
Valuation allowance for net current deferred tax assets                 --                 --
                                                            ----------------   ----------------

       Total net current deferred tax asset                 $           --     $           --

Noncurrent:
    Net operating loss and research credit carryforwards    $     14,852,000   $     13,508,000
    Property and equipment                                              --                 --
                                                            ----------------   ----------------
                                                                  14,852,000         13,508,000
Valuation allowance for net noncurrent deferred tax assets       (14,852,000)       (13,508,000)
                                                            ----------------   ----------------

       Total net noncurrent deferred tax asset              $           --     $           --
                                                            ================   ================

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset.

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 34% as a result of the following:

                                           2005           2004            2003
                                       ------------   ------------   ------------
Computed "expected" tax (benefit)      $   (444,000)  $   (120,000)  $   (530,000)
State income tax (benefit), net of
     federal income tax benefit             (52,000)       (14,000)       (62,000)
Beneficial conversion feature expense        92,000        129,000        359,000
Amortization Debt Offering                   15,400              -              -
Loss of benefit of deferred tax asset       388,600          5,000        233,000
                                       ------------   ------------   ------------
                                       $        --    $        --    $        --
                                       ============   ============   ============

At December 31, 2005, the Company had an available net operating loss carryforward of approximately $39,000,000. The increases in 2005 are due primarily to the timing differences of certain inventory and accounts receivable valuations which were recognized in the financial statements in 2003 and which are being allowed as realized tax deductions in 2004. These deductions create net operating loss carryforwards which in certain circumstances could become limited due to a change in control of the subsidiary. These amounts are available to reduce the Company's future taxable income and expire in the years 2011 through 2025.

11. Notes Payable, Long Term Debt and Equity Line of Credit

Notes Payable - Related Party

In April 2000, the Company received $195,000 from an individual who later became a member of the Company's Board of Directors. The note was due in April 2002 and bears interest at 9%. In April 2002, the Company defaulted on payments due of $125,000 plus accrued interest, aggregating to approximately $135,000. The Company agreed to a final settlement in 2003 which resulted in income from settlement of debt of $1,012.

In November 2004, the Company received $500,000 from a principal holder of the Company's equity securities. The note bears interest at 12% and is due interest only on a monthly basis through November 2005 when the instrument matures and the entire balance is due. The note was paid in full on February 18, 2005 from proceeds from the liquidation of the Yorkville investment.

At December 31, 2004, the Company had an outstanding non interest bearing demand note payable to a former member of the Company's Board of Directors in the amount of $10,000. Settlement of the note was made in 2005 by a credit to additional paid in capital.

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

In 2002, the Company issued $800,000 aggregate principal amount of 4% convertible debentures resulting in net proceeds of approximately $726,000. The debentures have a term of five years and are convertible into Common Stock, at the option of the holder, at a price equal to 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding conversion. At December 31, 2002, $400,000 of the debentures had converted to shares of Common Stock and $400,000 was exchanged as part of the 10% convertible debenture disclosed below.

In September 2002, the Company issued a 10% convertible debenture of $1,500,000 to a related party in exchange for 4% debentures due of $998,478, related accrued interest of $161,522 and additional proceeds, net of approximately $34,000 of offering costs, of approximately $306,000. This debenture was secured by all of the Company's assets. This debenture had a term of five years and was convertible into the Company's Common Stock, at the option of the holder, at a price equal to 87.5% of the lowest closing bid price of the Common Stock for the five trading days immediately preceding conversion, or $0.06 per share. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $540,550 was to be amortized as a non-cash interest expense over the five year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount was be recognized as a non-cash interest expense. During 2002, the related party sold $500,000 of this debenture, of which none remains outstanding at December 31, 2005. During 2003, the related party sold $145,000 of this debenture, of which none remains outstanding at December 31, 2005. During 2004, $465,000 was paid to two unrelated debenture holders at carrying value. At December 31, 2004, $285,000 of the debentures had converted to 228,023,673 shares of Common Stock and $510,000 had been repaid. In February 2005, the remaining $705,000 outstanding amount, due to a related party, was paid in full.

During 2003, the Company issued $429,000 aggregate principal amount of 5% convertible debentures, resulting in proceeds, net of $16,500 of debt issue costs, of $413,500. The debentures have a term of three years and are convertible into Common Stock, at the option of the holder, at a price equal to $0.001. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible debentures and as additional paid-in capital. This discount of $328,200 would be amortized as a non-cash interest expense over the three year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount would be expensed. During 2004, $369,000 of the debentures had converted to shares of Common Stock and $10,000 had been repaid. The $50,000 which remained outstanding, all due to a related party, was paid in full in 2005.

In 2003, the Company issued $1,250,000 aggregate principal amount of 5% convertible debentures. These debentures have a term of three years and are convertible into the Company's Common Stock, at the option of the holder, at a price equal to 80% of the lowest closing bid price of the Common Stock for the five trading days immediately preceding conversion. The Company recognized a beneficial conversion feature for the convertible debentures as a discount on the convertible on the convertible debentures and as additional paid-in capital. This discount of $161,290 was being amortized as a non-cash interest expense over the three year period from the date of issuance to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount would be recognized as a non-cash interest expense. In May 2005, the debentures were paid off in full from proceeds from the Yorkville liquidation.

The Company issued $537,500 aggregate principal amount of 5% convertible debentures in 2004. The debentures have a term of two years and are convertible into the Company's Common Stock, at the option of the holder, at a price equal to $0.001. Since there was substantially no difference in the market value of the stock at the date of the debenture compared to the exercise price, there was no beneficial conversion feature for the convertible debentures. In 2004, $25,000 of the debentures was repaid. In 2005, $10,000 of the debentures was converted into 7,149,333 shares of Common Stock and $280,000 was repaid leaving $222,500 remaining outstanding at December 31, 2005.

Equity Line of Credit Agreement

The Company issued $5,686,000 aggregate principal amount of 4% convertible debentures in 2001 and $1,005,000 in 2000 under a line of credit dated December 31, 1999. The debentures have a term of five years and are convertible into the Company's Common Stock at the option of the holder, at a price equal to 75% of the average closing bid price of the Common Stock for the five trading days immediately preceding conversion. As of December 31, 2004, $5,188,500 of the debentures had converted to shares of Common Stock, $700,000 had been converted into a 10% secured convertible debenture and $790,000 had been redeemed. At December 31, 2004 there were $12,500 outstanding 4% convertible debentures and none outstanding at December 31, 2005.

There is no effective registration statement as to the issuance of common shares in connection with certain debentures, approximately $1,200,000, issued in 2001 under the 1999 Line of Credit Agreement. The Company is required to pay liquidated damages in the form of increased interest, at the rate of 2% per month to a maximum of 24%, on the convertible debentures as a result of our failure to timely file such registration statement and have it declared effective by the Securities and Exchange Commission. At December 31, 2005, we have accrued $36,000, which represents all of the liquidating damages due, as additional interest expense for this item. This amount has been included in judgments and defaults payable as a demand payable in the accompanying consolidated balance sheet.

Beneficial Conversion Features of Debt

The Company recognized a beneficial conversion feature for the various convertible debentures issued in 2003 and 2002 as discounts on the convertible debentures and additional paid-in capital. This discount of $489,490 and $452,252 for 2003 and 2002 respectively, was to be amortized as a non-cash interest expense over the three or five-year period between the date of issuance of the convertible debentures to the stated redemption date of the debentures. Upon conversion prior to the stated date of redemption the remaining unamortized discount was immediately expensed. Non-cash interest expense amounted to $242,988 and $380,027 for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company has $222,500 in debentures outstanding, all of which is due in 2006 and none of which has unamortized debt discount associated with it.

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

Series F

      On October 6, 2005, the Company issued 1,000,000 shares of Series F Preferred Stock to Cornell Capital Partners, LP, ("Cornell Capital), a related party, pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The preferred stock is convertible into shares of Common Stock at a conversion price equal to $0.001 per share, subject to availability, at any time after the termination of the Company's status as a BDC. The stockholders voted to terminate the Company's election as a BDC in its special meeting on December 30, 2005. Although not convertible until the termination of the Company's status as a BDC, on the date of issuance of the Series F Preferred Stock, the effective conversion price was at a discount to the price of the Common Stock into which it was convertible. The Company recorded a $1,000,000 dividend relative to the beneficial conversion feature. As of December 31, 2005, none of the Series F Preferred Stock has been converted into shares of Common Stock.

13. Stock Options

The Company established a stock option plan in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board of Directors approved the issuance of up to 8,946 options to acquire common shares of which 2,100 were outstanding at December 31, 2002. There were no outstanding options at December 31, 2005 and 2004, respectively.

 In 1997, the Company established an additional stock option plan under which 10,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 250 and 3,627 shares outstanding under the 1997 plan at December 31, 2004, 2003 and 2002, respectively. In 2001, the Company established an additional stock option plan under which 500,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 0 and 25,200 shares outstanding under the 2001 plan at December 31, 2005, 2004 and 2003, respectively.

In 2002, the Company established an additional stock option plan under which 10,000,000 options to acquire common shares were reserved for issuance. There were options to purchase 0, 0 and 760,000 shares outstanding under the 2002 plan at December 31, 2005, 2004 and 2003, respectively.

In 2005, the Company established an additional stock option plan under which 720,000,000 options to acquire common shares were reserved for issuance. There are 580,000,000 options issued to C. Thomas McMillen, its President and CEO that were outstanding at December 31, 2005. These options vested 116,000,000 at the grant date (August 29, 2005) and 116,000,000 will vest each calendar quarter for the next year.

Outside of the stock option plan, each of the directors was granted options to purchase 72,000 shares of common stock. Of these options 8,000,000 at the grant date (December 30, 2005) and 8,000,000 each quarter for eleven quarters thereafter for a total of 72,000,000 options for each of these directors. These options expire 10 years from the grant date.

                                            2005                        2004                         2003
                                 --------------------------  ---------------------------  ---------------------------
                                                 Weighted                      Weighted                    Weighted
                                                 Average                       Average                     Average
                                                 Exercise                      Exercise                    Exercise
                                   Options        Price        Options          Price       Options         Price
                                 ------------  ------------  ------------   ------------  ------------   ------------
Outstanding at beginning of
  Year                                   --    $       --         785,450   $       0.04     7,105,727   $       0.03
  Granted                         796,000,000       0.00096          --             --            --             --
  Exercised                              --            --            --             --            --             --
  Forfeited                              --            --        (785,450)          0.04    (6,320,277)          0.07
                                 ------------  ------------  ------------   ------------  ------------   ------------
Outstanding at end of year        796,000,000  $    0.00096          --     $       --         785,450   $       0.04
                                 ============  ============  ============   ============  ============   ============
Options exercisable at year End   256,000,000  $    0.00096          --     $       --         397,818   $       0.01
                                 ============  ============  ============   ============  ============   ============


14. Common Stock Warrants

2000 Warrants

In August 2000, the Company placed $410,000 of Series A convertible preferred stock. In connection with this placement, the agent received warrants to purchase 18,000 shares of Common Stock at $14.00 per share. The $202,800 fair value of these warrants was recorded as a part of the offering. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.00%, expected dividends of zero, volatility of 175.95% and expected lives of up to five years. These warrants expired in August 2005.

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

15. Stock Buyback Program

In September 2004, the Company was authorized to establish a stock buyback program whereby the Company would acquire up to 500,000,000 shares of its Common Stock over a twelve month period from the open market at favorable prices. There was no obligation to acquire any specific number of shares or purchase at any specific price. At December 31, 2004, the Company had acquired 226,843,599 shares at a cost of $561,334 and had accounted for the purchase as treasury stock. The funding was provided primarily through a short term note of $500,000 from a related party. During 2005, the Company acquired 178,680,000 additional shares at a cost of $417,966 funded from proceeds from the liquidation of its Yorkville investment. The Company has retired all shares acquired under the program in 2005.

16. Settlement of Trade Payable and Convertible Debentures

During 2005, the Company settled certain trade payables, convertible debentures, and accrued interest of $3,055,000. Such settlement resulted in a gain on forgiveness of approximately $33,300. In 2005, there was also a related-party gain of $81,901, which was credited to APIC.

During 2004, the Company settled certain trade payables, convertible debentures and accrued interest of $611,000. Such settlements resulted in a gain on forgiveness of approximately $89,000.

17. Loss Per Share

Basic and diluted loss per share was computed by dividing net loss applicable to Common Stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 362,500,000, 2,470,119,429 and 1,623,420,188 at December 31, 2005 and 2004 and 2003, respectively, are not included in the computation of per share amounts in the periods as the effect would be antidilutive.

18. Cash Flows

Supplemental disclosure of cash flow information for the years ended December 31, 2005 and 2004 and 2003, are as follows:

                                                     2005      2004      2003
                                                   --------  --------  --------
Cash paid during the year for:
Interest                                           $516,165  $120,343  $ 17,409
Taxes                                              $      0  $      0  $      0

Non Cash Investing and Financing activities include:

2005

The Company converted $10,724, including accrued interest, of the convertible debentures into 7,149,333 shares of Common Stock.

On October 6, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital, pursuant to which the Company issued to Cornell a total of $1,000,000 of Series F Convertible Preferred stock, par value $0.01 per share (the "Series F Preferred Stock"). Upon the termination of the Company's status as a BDC under the Investment Company Act, the Series F Preferred Stock would become convertible at the option of Cornell Capital into such number of fully paid and non-assessable shares of our Common Stock, as is determined by dividing
(a) the sum of (i) $1,000,000 (the original purchase price for the Series F Preferred Stock), plus (ii) all accrued but unpaid dividends thereon by (b) the conversion price then in effect. As set forth in the Certificate of Designation of the Series F Preferred Stock, the conversion price is $0.001, as adjusted from time to time as provided in the Certificate of Designation. As of December 31, 2005, none of the Series F Preferred Stock has been converted into shares of Common Stock.

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

The Company converted $322,500 of Series B Preferred Stock and $40,000 of Series E Preferred Stock into 2,645,000 shares of Common Stock.

19. Commitments and Contingencies

In 2004, the Company has entered into several agreements to provide management and other services to unrelated companies in 2005 and thereafter. One such company, Sagamore Holdings, Inc., has issued 7,500,000 shares of stock to the Company for those services. Because of senior securities issued by Sagamore, the Common Stock received by the Company has been valued at nil and as of December 31, 2005, the Company had provided no services to Sagamore Holdings, Inc.

In December 2004 several prior employees brought an action against the Company for back wages and benefits in a prior period. The Company had accrued $72,275 for potential damage awards at December 31, 2004. In January 2005, the Company settled the claims and paid the awards in cash.

In addition, certain creditors, with debt aggregating approximately $160,000, have threatened litigation if not paid. The Company is seeking to make arrangements with these creditors. There can be no assurance that any claims, if made, will not have an adverse effect on the Company.

As of December 31, 2004, the Company leased office space in Knoxville, Tennessee under a lease agreement that expired in December 2007. Effective September 12, 2005, the Company moved its offices to Arlington, Virginia. The Company is in the process of negotiating a cancellation agreement for the Knoxville location that will reduce future rents. However, at December 31, 2005, the future minimum lease payments by year, and in the aggregate, under this operating lease are as follows:

 2006                  $ 9,600
 2007                    9,200
                       -------
                       $18,800
                       =======

Rent expense for operating leases was $14,400, $91,009 and $65,175 for 2005, 2004 and 2003, respectively.

In December 2001, EJA Electronics, Inc. (D/B/A Stack Electronics) sued the Company for breach of contract and is seeking damages in excess of $106,000. This action relates to amounts alleged to be owned from the cancellation of a purchase order. During 2003, a judgement was rendered against the Company in the amount of $71,000 which has been accrued as part of the judgements and defaults payable at December 31, 2005.

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

21. Selected Quarterly Data-Unaudited

         The following table sets forth certain quarterly information for each of the eight quarters ended with the quarter ended December 31, 2005. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or any future quarter.

                                                            2005
                                  ---------------------------------------------------------
                                   Quarter 1      Quarter 2      Quarter 3      Quarter 4
                                  ------------   ------------   ------------   ------------
Realized gain on investment       $       --     $     39,944   $      2,016   $      6,947
Dividend income                           --             --             --             --
Net sales                                 --             --             --             --
Gross income (loss)                       --           39,944          2,016          6,947
Net loss                              (300,781)      (371,786)      (211,155)      (423,623)
Loss per common share-basic
  and diluted                     $       --     $       --     $       --     $       --

                                                           2004
                                  ---------------------------------------------------------
                                   Quarter 1      Quarter 2      Quarter 3      Quarter 4
                                  ------------   ------------   ------------   ------------
Unrealized loss on investment     $   (103,383)  $   (121,578)  $     (8,141)  $    (58,745)
Dividend income                        345,000        350,000        260,000        300,000
Net sales                                 --             --             --             --
Gross income (loss)                    241,617        228,422        251,859        241,255
Net loss                              (214,714)        28,682        (68,632)       (98,596)
Loss per common share-basic
  and diluted                     $       --     $       --     $       --     $       --

22. Subsequent Events


Series G Preferred Stock


On February 6, 2006, the Company entered into an Investment Agreement with Cornell Capital, pursuant to which the Company exchanged with Cornell Capital 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 450,000,000 shares of the Company's Common Stock owned by Cornell Capital. Each share of Series G Preferred Shares may be converted, at Cornell Capital's discretion, into 450 shares of the Common Stock. The Series G Preferred Shares are senior to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10 plus any accrued and unpaid dividends. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville Advisors Management, LLC in connection with the transaction.


In connection with the Investment Agreement, the Company entered into an Investor Registration Rights Agreement with the Cornell Capital pursuant to which the company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series G Preferred Shares. The Company also filed a Certificate of Designation with the State of Delaware amending its certificate of incorporation to include the rights and terms of the Series G Preferred Shares.


Sale of Convertible Debentures


On February 6, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital, which provided for the purchase by Cornell Capital of a Convertible Debenture (the "Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell Capital is entitled to convert the Debenture at a conversion price into Common Stock, provided that Cornell Capital cannot convert into shares of Common Stock that would cause Cornell Capital to own more than 4.9% of the issued and outstanding Common Stock. The Debenture has an interest at 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.


Pursuant to a Security Agreement between the Company and Cornell Capital, the Company's obligations under the Debenture are secured by a pledge of all of its assets. Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $20,000 in structuring fees and diligence fees, all to Yorkville Advisors Management, LLC. Accordingly, the Company is entitled to receive net proceeds of approximately $3,580,000 upon issuance of the Debenture. The Company has also issued to Cornell Capital 50,000,000 shares of the Common Stock pursuant to this transaction.

In connection with the Securities Purchase Agreement, the Company entered into an Investor Registration Rights Agreement with Cornell Capital pursuant to which Cornell Capital agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

Acquisition of Nexus Technologies Group


On February 8, 2006, Nexus, a subsidiary of the Company, completed its acquisition of Corporate Security Solutions, Inc., a Pennsylvania corporation ("CSS") pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated February 8, 2006, by and among Nexus, Corporate Security Solutions, Inc., CSS Acquisition, Inc. and certain other persons named therein. Pursuant to the Merger Agreement, CSS Acquisition, Inc., a wholly owned subsidiary of Nexus, merged with and into CSS (the "Merger") with CSS surviving the Merger. The stockholders of CSS received an aggregate of 3,675,000 shares of Nexus common stock in exchange for all of the issued and outstanding CSS common stock. Of these shares, 3,000,000 are deemed restricted stock and are subject to vesting and performance provisions.

Upon the effectiveness of the Merger, the Company gained control of 82.1% of the voting power of Nexus.

Acquistion of Nexus Preferred Shares

On February 8, 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with Nexus Technologies Group, Inc. ("Nexus"). Pursuant to the Purchase Agreement, the Company purchased 3,400,000 shares of Nexus Series A Convertible Preferred Stock (the "Nexus Preferred Shares") for an aggregate purchase price of $3,400,000. The Company also committed to purchase an additional 6,400,000 Nexus Preferred Shares, in one or more transactions, at a purchase price of $1.00 per share at any time prior to February 8, 2008.

Each Nexus Preferred Share accrues dividends cumulatively at the rate of eight percent (8%) per annum and is convertible into one (1) share of the Nexus common stock at any time by the Company, subject to adjustment for stock dividends, stock splits, and similar events. Each Nexus Preferred Share is entitled to one vote as if converted into Nexus common stock. The holders of the outstanding Nexus Preferred Shares, as a class, have the right to elect a majority of the board of directors of Nexus. Each Nexus Preferred Share has a liquidation preference of $1.00 per share plus any accrued and unpaid dividends.


Recent Option Issuances

In January 2006, the Company issued 60,000,000 options to purchase common stock to James Maurer, its Vice President of Finance. The options vest quarterly pro rata over three years and have an exercise price of $0.0017.

In January 2006, the Company issued 10,000,000 options to purchase common stock to Mara Volcov, its Executive Assistant. The options vest quarterly pro rata over three years and have an exercise price of $0.0017.

                             CELERITY SYSTEMS, INC.
                             2005 STOCK OPTION PLAN


1. Purpose of the Plan

The purpose of this Stock Option Plan (this "Plan") is to advance the interests of Celerity Systems, Inc. (the "Company") by providing to directors of the Company and to key employees of the Company who have substantial responsibility for the direction and management of the Company additional incentives to exert their best efforts on behalf of the Company, to increase their proprietary interest in the success of the Company, to reward outstanding performance and to provide a means to attract and retain persons of outstanding ability to the service of the Company. Options granted under this Plan may qualify as incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").


2. Administration

This Plan shall be administered by a committee (the "Committee") comprised of at least two members of the Company's Board of Directors who each shall be (a) a "non-employee director," as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, unless administration of the Plan by "non-employee directors" is not then required for exemptions under Rule 16b-3 to apply to transactions under the Plan, (b) not an "interested person," as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "Act"), and (c) an "outside director" as defined under Section 162(m) of the Code, unless the action taken pursuant to the Plan is not required to be taken by "outside directors" to qualify for tax deductibility under Section 162(m) of the Code. The Committee shall interpret this Plan and, to the extent and in the manner contemplated herein, shall exercise the discretion reserved to it hereunder. The Committee may prescribe, amend and rescind rules and regulations relating to this Plan and to make all other determinations necessary for its administration. The decision of the Committee on any interpretation of this Plan or administration hereof, if in compliance with the provisions of the Act and regulations promulgated thereunder, shall be final and binding with respect to the Company, any optionee or any person claiming to have rights as, or on behalf of, any optionee.


3. Shares Subject to the Plan

The shares subject to option and the other provisions of this Plan shall be shares of the Company's common stock, par value $.001 per share (the "shares"). Subject to the provisions hereof concerning adjustment, the total number of shares that may be purchased upon the exercise or surrender of stock options granted under this Plan shall not exceed 720,000,000 shares, which includes all shares with respect to which options have been granted or surrendered for payment in cash or other consideration pursuant to this Plan. In the event any option shall cease to be exercisable in whole or in part for any reason, the shares which were covered by such option, but as to which the option had been exercised, shall again be available under this Plan. Shares may be made available from authorized, unissued or reacquired stock or partly from each.


4. Participants

(a) Key Employees. The Committee shall determine and designate from time to time those key employees of the Company who shall be eligible to participate in this Plan. The Committee shall also determine the number of shares to be offered from time to time to each optionee. In making these determinations, the Committee shall take into account the past service of each such officer to the Company, the present and potential contributions of such officer to the success of the Company and such other factors as the Committee shall deem relevant in connection with accomplishing the purposes of this Plan; provided that the Committee shall determine that each grant of options to an optionee, the number of shares offered thereby and the terms of such option are in the best interests of the Company and its shareholders. The date on which the Committee approves the grant of any option to an officer of the Company shall be the date of issuance of such option. The agreement documenting the award of any option granted pursuant to this paragraph 4(a) shall contain such terms and conditions as the Committee shall deem advisable, including but not limited to being exercisable only in such installments as the Committee may determine.

(b) Non-Employee Directors. Non-employee directors will be eligible to participate in the Plan upon issuance of an order by the Securities and Exchange Commission pursuant to Section 61(a)(3)(B)(i)(II) of the Act and then only in accordance with the terms and conditions of such order.

(c) Option Agreements. Agreements evidencing options granted to different optionees or at different times need not contain similar provisions. Options that are intended to be ISOs will be designated as such; any option not so designated will be treated as a nonqualified stock option.


5. Option Price

Each option agreement shall state the price at which the subject option may be exercised, which shall not be less than the current fair market value of the shares at the date of issuance of an option; provided, that the exercise price of any option that is intended to be an ISO and that is granted to a holder of 10% or more of the Company's shares shall not be less than 110% of such current fair market value.


6. Option Period

Each option agreement shall state the period or periods of time within which the subject option may be exercised, in whole or in part, by the optionee as may be determined by the Committee; provided, that the option period shall not exceed 10 years from the date of issuance of the option and, in the case of an option that is intended to be an ISO and that is granted to a holder of 10% or more of the Company's shares, shall not exceed five years.


7. Payment for Shares

Full payment for shares purchased shall be made at the time of exercising the option in whole or in part. Payment of the purchase price shall be made in cash (including check, bank draft or money order).


8. Transferability of Options

Options shall not be transferable other than by will, intestacy, or as otherwise permitted by the Act, provided that a transfer will not be permitted to the extent that it would result in adverse tax consequences for the optionee under
Section 83 or Section 422 of the Code.


9. Termination of Options

All rights to exercise options shall terminate one-hundred eighty days (180) after any optionee ceases to be a director or a key employee of the Company except as otherwise provided by the Committee in an option agreement, and no options will vest after an optionee's termination date. Notwithstanding the foregoing, however, where an optionee's service as a director or key employee of the Company terminates as a result of the optionee's death or his total and permanent disability, the optionee or the executors or administrators or legatees or distributees of the estate, as the case may be, shall have the right, from time to time within one (1) year after the optionee's total and permanent disability or death and prior to the expiration of the term of the option, to exercise any portion of the option not previously exercised, in whole or in part, as provided in the respective option agreement.


10. Effect of Change in Stock Subject to the Plan

Subject to any required action by the shareholders of the Company and the provisions of applicable corporate law, the number of shares represented by the unexercised portion of an option, the number of shares which has been authorized or reserved for issuance hereunder, and the number of shares covered by any applicable vesting schedule hereunder, as well as the exercise price of a share represented by the unexercised portion of an option, shall be adjusted as determined by the Committee to reflect any merger, share exchange, reorganization, consolidation, recapitalization, reclassification, distribution, stock dividend, stock split, reverse stock split, split-up, spin-off, issuance of rights or warrants or other similar transaction or event affecting the shares after adoption of the Plan.

11. General Restriction

Each option shall be subject to the requirement that, if at any time the Board of Directors shall determine, in its discretion, that the listing, registration or qualification of the shares subject to such option upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such option or the issue or purchase of the shares thereunder, such option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company. Subject to the limitations of paragraph 6, no option shall expire during any period when exercise of such option has been prohibited by the Board of Directors or the rules and regulations of the Securities and Exchange Commission, including Regulation BTR, but shall be extended for such further period so as to afford the optionee a reasonable opportunity to exercise his option.


12. Miscellaneous Provisions

(a) No optionee shall have rights as a shareholder with respect to shares covered by his option until the date of exercise of his option.

(b) The granting of any option shall not impose upon the Company any obligation to appoint or to continue to appoint as a director or key employee any optionee, and the right of the Company to terminate the employment of any key employee or other employee, or service of any director, shall not be diminished or affected by reason of the fact that an option has been granted to such optionee.

(c) Options shall be evidenced by stock option agreements in such form and subject to the terms and conditions of this Plan as the Committee shall approve from time to time, consistent with the provisions of this Plan. Such stock option agreements may contain such other provisions, as the Committee in its discretion may deem advisable. In the case of any discrepancy between the terms of the Plan and the terms of any option agreement, the Plan provisions shall control.

(d) For purposes of the Plan, the fair market value means, with respect to a share, if the shares are then listed and traded on a national securities exchange or quoted on a national securities association, the closing sales price of a share on such exchange or association on the date of grant of an options. If the shares are not traded on a national securities exchange or association, then the fair market value, with respect to a share, shall mean the current net asset value of a share.

(e) The aggregate fair market value (determined as of the date of issuance of an option) of the shares with respect to which an option, or portion thereof, intended to be an ISO is exercisable for the first time by any optionee during any calendar year (under all incentive stock option plans of the Company) shall not exceed $100,000.

(f) All options issued pursuant to this Plan shall be granted within 10 years from the earlier of the date of adoption of this Plan (or any amendment thereto requiring shareholder approval pursuant to the Code) or the date this Plan (or any amendment thereto requiring shareholder approval pursuant to the Code) is approved by the shareholders of the Company.

(g) The grant of any option under this Plan in violation of the Act shall be null and void.

(h) A leave of absence granted to an employee does not constitute an interruption in continuous employment for purposes of this Plan as long as the leave of absence does not extend beyond one year.

(i) Any notices given in writing shall be deemed given if delivered in person or by certified mail; if given to the Company addressed to the Company's Chief Financial Officer, 122 Perimeter Park Drive, Knoxville, TN 37922; and, if to an optionee, in care of the optionee at his or her last address on file with the Company.

(j) This Plan and all actions taken by those acting under this Plan shall be governed by the substantive laws of the State of Delaware without regard to any rules regarding conflict-of-law or choice-of-law.

(k) All costs and expenses incurred in the operation and administration of this Plan shall be borne by the Company.


13. Change of Control

In the event of a Change of Control (as hereinafter defined), all then-outstanding options will become fully vested and exercisable as of the Change of Control.

"Change in Control" means the occurrence of any of the following events:

(i) An acquisition in one or more transactions (other than directly from the Company) of any voting securities of the Company by any Person (as defined below) immediately after which such Person has Beneficial Ownership (as defined below) of fifty percent or more of the combined voting power of the Company's then outstanding voting securities; provided, however, in determining whether a Change in Control has occurred, voting securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (A) an employee benefit plan (or a trust forming a part thereof) maintained by (I) the Company or (II) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary"), (B) the Company or its Subsidiaries, or (C) any Person in connection with a "Non-Control Transaction" (as hereinafter defined);

(ii) The individuals who, as of the date hereof are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least a majority of the members of the Board or, following a Merger (as defined below), the board of directors of the ultimate Parent Corporation (as defined below); provided, however, that if the election, or nomination for election by the Company's common stockholders, of any new director was approved by a vote of at least a majority of the Incumbent Board (or, with respect to the directors who are not "interested persons" as defined in Act, by a majority of the directors who are not "interested persons" serving on the Incumbent Board), such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of an actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Proxy Contest; or

(iii) The consummation of:

      (A) A merger, consolidation or reorganization involving the Company (a "Merger") or an indirect or direct subsidiary of the Company, or to which securities of the Company are issued, unless:

            (I) the stockholders of the Company, immediately before a Merger, own, directly or indirectly immediately following the Merger, more than fifty percent of the combined voting power of the outstanding voting securities of (1) the corporation resulting from the Merger (the "Surviving Corporation") if fifty percent or more of the combined voting power of the then outstanding voting securities of the Surviving Corporation is not Beneficially Owned, directly or indirectly, by another Person or group of Persons (a "Parent Corporation"), or
(2) if there is one or more Parent Corporations, the ultimate Parent
Corporation,

            (II) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for a Merger constitute at least a majority of the members of the board of directors of (1) the Surviving Corporation or (2) the ultimate Parent Corporation, if the ultimate Parent Corporation, directly or indirectly, owns fifty percent or more of the combined voting power of the then outstanding voting securities of the Surviving Corporation, and

            (III) no Person other than (1) the Company, (2) any Subsidiary, (3) any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation, any Subsidiary, or the ultimate Parent Corporation, or (4) any Person who, together with its Affiliates (as defined below), immediately prior to a Merger had Beneficial Ownership of fifty percent or more of the then outstanding voting securities, owns, together with its Affiliates, Beneficial Ownership of fifty percent or more of the combined voting power of the then outstanding voting securities of (1) the Surviving Corporation or (2) the ultimate Parent Corporation.

Each transaction described in clauses (I) through (III) above shall herein be referred to as a "Non-Control Transaction."

      (B) A complete liquidation or dissolution of the Company (other than where assets of the Company are transferred to or remain with a Subsidiary or Subsidiaries of the Company).

      (C) The direct or indirect sale or other disposition of all or substantially all of the assets of the Company to any Person (other than (1) a transfer to a Subsidiary, (2) under conditions that would constitute a Non-Control Transaction with the disposition of assets being regarded as a Merger for this purpose, or (3) the distribution to the Company's stockholders of the stock of a Subsidiary or any other assets).

Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding voting securities as a result of the acquisition of voting securities by the Company which, by reducing the number of voting securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of voting securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional voting securities which increases the percentage of the then outstanding voting securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.


14. Amendment and Termination

The Board of Directors may modify, revise or terminate this Plan at any time and from time to time. While the Board of Directors may seek shareholder approval of an action modifying a provision of the Plan where it is determined that such shareholder approval is advisable under the provisions of applicable law, the Board of Directors shall be permitted to make any modification or revision to any provision of this Plan without shareholder approval. This Plan shall terminate when all shares reserved for issuance hereunder have been issued upon the exercise of options, or by action of the Board of Directors pursuant to this paragraph, whichever shall first occur.

15. Effective Date of the Plan

The Plan shall become effective upon the latest to occur of (1) adoption by the Board of Directors, and (2) approval of this Plan by the shareholders of the Company.