Form 10QSB
period 2006-03-31
Homeland Security Capital CORP
filed 2006-05-22
CIK 1006459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                             Commission file number
                                    814-00631
                                    ---------

                      HOMELAND SECURITY CAPITAL CORPORATION
                      -------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                    59-2050585
                  --------                                    ----------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
              or Organization)                            Identification No.)

        4100 N. Fairfax Drive, #1150
                Arlington, VA                                    22203
                -------------                                    -----
  (Address of principal executive offices)                     (Zip code)

                                 (703) 528-7073
                (Issuer's Telephone Number, Including Area Code)

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

                                                          Yes |_| No |X|

There were 4,039,159,719 par value $.001 per share, shares of common stock outstanding as of May 22, 2006.

------------------------

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended December 31, 2005. Certain March 31, 2005 balances have been reclassified to conform to the March 31, 2006 financial statement presentation.

HOMELAND SECURITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets

                                                                      (unaudited)
Assets                                                               March 31, 2006    December 31,2005
                                                                     --------------    ----------------
  Cash                                                                $  1,618,643       $  1,094,061
  Accounts receivable                                                    2,673,577                 --
  Inventories                                                              104,195                 --
  Costs in excess of billings on uncompleted contracts                     112,663                 --
  Other current assets                                                     176,646            144,656
                                                                      ------------       ------------
        Total current assets                                             4,685,724          1,238,717
                                                                      ------------       ------------

Fixed assets, net                                                          227,671             24,306
Due from officers in subsidiaries                                          240,000                 --
Deferred financing costs - net                                             491,112                 --
                                                                      ------------       ------------

     Total assets                                                     $  5,644,507       $  1,263,023
                                                                      ============       ============

Liabilities and Stockholders' Equity

Accounts payable                                                      $  1,104,959       $    384,791
Judgments and defaults payable                                              44,000             44,000
Accrued interest                                                            96,965             64,911
Billings in excess of costs on uncompleted contracts                        78,921                 --
Derivative liability                                                     3,909,822                 --
Other current liabilities                                                  139,565              4,601
                                                                      ------------       ------------

     Total current liabilities                                           5,374,232            498,303
Convertible debentures - related party,
    net of $3,286,667 discount                                             713,333                 --
Convertible debentures, net                                                147,500            222,500
                                                                      ------------       ------------
                                                                           860,833            222,500
                                                                      ------------       ------------

     Total liabilities                                                   6,235,065            720,803
                                                                      ------------       ------------

Commitments and contingencies                                                   --                 --

Minority interest in consolidated subsidiaries                             308,921                 --

Stockholders' Equity
Preferred stock Series F                                                   100,000            100,000
Preferred stock Series G                                                   100,000                 --
Common stock, $.001 par value, 20,000,000,000 shares authorized,
     4,053,447,204 shares issued and outstanding                         4,053,447          4,397,729
Additional paid-in capital                                              42,370,477         41,822,550
Accumulated deficit                                                    (47,523,403)       (45,778,059)
                                                                      ------------       ------------
     Total stockholders' equity                                           (899,479)           542,220
                                                                      ------------       ------------

     Total liabilities and stockholders' equity                       $  5,644,507       $  1,263,023
                                                                      ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements

HOMELAND SECURITY CAPITAL CORPORATION
Condensed Consolidated Statements of Operations (unaudited)

                                                                        Three Months          Three Months
                                                                       Ended March 31,       Ended March 31,
                                                                             2006                 2005
                                                                       ---------------       ---------------
Sales                                                                  $       688,030       $            --
                                                                       ---------------       ---------------

Cost of sales
   Materials                                                                   380,246                    --
   Labor                                                                       261,098
   Other                                                                       123,727                    --
                                                                       ---------------       ---------------
     Total cost of sales                                                       765,071                    --
                                                                       ---------------       ---------------
     Gross profit (Deficit) on sales                                           (77,041)                   --
     General and administrative expenses                                     1,056,331               200,681
                                                                       ---------------       ---------------
           Operating income (loss)                                          (1,133,372)             (200,681)
  Other income (expense)
     Amortization of debt offering costs                                       (28,888)              (40,529)
     Beneficial conversion feature - convertible debentures                         --              (189,279)
     Amortization of debt discount                                            (193,333)
     Interest expense                                                          (38,601)              (58,738)
     Settlement of debt                                                             --               188,446
     Minority interest in loss of consolidated subsidiary                       68,879                    --
     Other expense                                                            (420,029)                   --
                                                                       ---------------       ---------------
  Total other income (expense)                                                (611,972)             (100,100)
                                                                       ---------------       ---------------
          Net loss attributable to common stockholders                 $    (1,745,344)      $      (300,781)
                                                                       ===============       ===============

Loss per common share, basic and diluted
Net loss per common share attributable to common stockholders          $         (0.00)      $         (0.00)
                                                                       ===============       ===============

          Weighted average shares outstanding - basic and diluted        4,191,801,872         4,768,446,271
                                                                       ===============       ===============

The accompanying notes are an integral part of these condensed consolidated financial statements

HOMELAND SECURITY CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                           Three Months     Three Months
                                                                          Ended March 31,  Ended March 31,
                                                                               2006             2005
                                                                          ---------------  ---------------
Cash flows from operating activities:
   Net loss                                                                 $(1,745,344)     $  (300,781)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
            Settlement of debt                                                       --         (181,901)
            Stock issued for payment of expenses                                226,317               --
            Depreciation and amortization                                         2,300            2,800
            Beneficial conversion - convertible notes                                --          189,279
            Amortization of debt discount                                       193,333
            Amortization of debt offering costs                                  28,888           40,529
            Financing costs of debenture and related derivative                 429,822
            Changes in operating assets and liabilities:
                Accounts Receivable                                          (2,546,890)
                Inventories                                                    (104,195)
                Other assets                                                   (271,340)
                Accounts payable                                                720,168           17,145
                Judgments and defaults payable                                       --         (103,774)
                Accrued interest                                                 32,054         (209,108)
                Other current liabilities                                       216,213            4,230
                                                                            -----------      -----------
                    Net cash used in operating activities                    (2,818,674)        (541,581)

Cash flows from investing activities:
   Purchase of fixed assets                                                    (205,665)              --
   Increase in other assets                                                    (240,000)
   Minority interest in consolidated subsidiaries                               308,921
   Proceeds from liquidation of Yorkville Advisors Management, LLC                   --        2,240,000
                                                                            -----------      -----------
                    Net cash provided by (used in) investing activities        (136,744)       2,240,000

Cash flows from financing activities:
   Proceeds from convertible debentures - related party                       4,000,000               --
   Cost of convertible debentures - related party                              (520,000)              --
   Proceeds from convertible debentures
   Payments on  notes payable - related party                                        --       (1,330,000)
   Acquisition of treasury stock                                                     --         (228,321)
                                                                            -----------      -----------
                    Net cash provided by (used in) financing activities       3,480,000       (1,558,321)

Net increase in cash                                                            524,582          140,098
Cash, beginning of period                                                     1,094,061            1,863
                                                                            -----------      -----------

Cash, end of period                                                         $ 1,618,643      $   141,961
                                                                            ===========      ===========

Cash paid for:
     Interest                                                               $     7,505      $   245,000
                                                                            ===========      ===========
     Taxes                                                                  $        --      $        --
                                                                            ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Equity For the three months ended March 31, 2006

                                                        Common Stock            Additional                         Total
                                    Preferred   ----------------------------      Paid-In      Accumulated     Stockholders'
                                      Stock         Shares         Amount         Capital        Deficit      (Deficit) Equity
                                    ---------   --------------    ----------    -----------    ------------   ----------------
Balance December 31, 2005            $100,000    4,397,728,539    $4,397,729    $41,822,550    $(45,778,059)     $   542,220

Issuance of preferred stock
   Series G                           100,000                                       710,000                          810,000
   Exchanged for common stock                     (450,000,000)     (450,000)      (360,000)                        (810,000)

Conversion of debentures to common
   stock                                            55,718,665        55,718         21,610                           77,328

Value of vested stock options                                                       136,317                          136,317

Issuance of common stock for fees                   50,000,000        50,000         40,000                           90,000

Net loss (unaudited)                                                                             (1,745,344)      (1,745,344)
                                     --------   --------------    ----------    -----------    ------------      -----------
Balance, March 31, 2006              $200,000    4,053,447,204    $4,053,447    $42,370,477    $(47,523,403)     $  (899,479)
                                     ========   ==============    ==========    ===========    ============      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

                      HOMELAND SECURITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006

      Overview

      Homeland Security Capital Corporation (formerly Celerity Systems, Inc.) (the "Company" or "HMSC"), a Delaware corporation, is a consolidator in the fragmented homeland security industry. The company is focused on long-term value by taking controlling interests in and developing its subsidiary companies through superior operations and management. The Company intends to acquire businesses that provide homeland security product and service solutions, growing organically and by acquisitions. The targets are emerging companies that are generating revenues from promising security products and services but face challenges in scaling their businesses to capitalize on the opportunities in the homeland security industry. Prior to changing its focus, the Company was a closed-end management investment company that was initially formed to design, develop, integrate, install, operate and support interactive video services hardware and software ("interactive video") systems. On June 3, 2003, the Company elected to become a Business Development Company ("BDC") that is regulated under the Investment Company Act of 1940, as amended ("Investment Company Act"). A BDC is an investment company designed to assist eligible portfolio companies with capital formation and which are required to offer, and many times do render, substantial and continuing management advice. As contemplated by this election, the Company materially changed its business plan to primarily seek investments in developing companies that offer attractive investment opportunities. However, at its stockholders' meeting on December 30, 2005, the Company's stockholders approved the withdrawal of the Company's election as a BDC and the Company changed its focus to the homeland security industry.

1.    Presentation of Unaudited Interim Financial Statements

      On May 20, 2003, the Company formed a subsidiary, Celerity Systems, Inc., a Nevada corporation, ("Celerity NV"). The assets and liabilities related to the existing interactive video business were transferred to Celerity NV for 100% of the common stock. As this subsidiary is not an investment company, between June 3, 2003 and December 31, 2005, it is not consolidated with the parent company. During fourth quarter 2003, management assessed its investment in Celerity NV and based upon market conditions recorded a write-down of its investment to nil. In September 2004, management decided to close the interactive video business, write the assets down to nil and have an orderly liquidation of the business and the assets of Celerity NV. The Company subsequently entered into an asset purchase agreement with Escent System, Inc. ("Escent"). Celerity NV thereupon exchanged all of its assets and business interests as well as a cash payment of $15,000 for working capital to Escent in return for 25% of the ownership of Escent. Escent is a start up company without a significant sales history. The future of the interactive video business is dependent upon continued research and development of both equipment and content and Escent may not be able to secure financing to fund that research and development. Therefore, the Company has considered the fair value of its investment in Escent to be nil. The Company exercises no business or managerial controls over Escent's operations and the Company guarantees no debt or advances to Escent.

      During its designation as a BDC the Company's principal investment was a minority ownership interest in Yorkville Advisors Management, LLC ("Yorkville").

      In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act") and Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company does not consolidate portfolio company investments in which the Company has a controlling interest. However, for periods after December 31, 2005, the Company will consolidate controlled companies.

      The results of operations for the three months ended March 31, 2005 reflect the Company's results as a BDC. Accounting principles used in the preparation of the financial statements between June 3, 2003 and December 31, 2005 are different than those of prior or subsequent periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

      At its annual meeting on December 30, 2005, the stockholders passed a resolution to withdraw the Company's election as a BDC under Section 54 of the Investment Company Act. The termination of the Company's BDC status occurred on January 5, 2006. Financial statements for periods subsequent to December 31, 2005 will be prepared on the basis used prior to becoming a BDC.

2.    Stock-Based Compensation

      In December 2005, the Company issued to directors and an officer of the Company options to purchase 796,000,000 shares of common stock par value $0.001 per share (the "Common Stock") in the future. In February 2006, the Company issued 60,000,000 options to a contractor and 10,000,000 options to an employee of the Company to purchase shares of Common Stock of the Company in the future.

      Of the options granted in 2005 and 2006, options to purchase 145,833,333 shares of Common Stock vested during the three month period ended March 31, 2006. The Company recorded $136,317 as compensation expense related to the vesting of these options.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2006; risk-free interest rate of 4.4%, volatility between 426% and 456% and expected lives of ten years.

3.    Investment in Celerity Systems, Inc. (A Nevada corporation)

      Celerity NV had no operations for the three months ended March 31, 2006 or for the three months ended March 31, 2005.

      Celerity NV developed and manufactured, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets.

      Because of lack of sales of systems and consequent lack of operating profits, the Company's directors decided to cease operations and dispose of the remaining business and related assets. Accordingly, the Company entered into a sales agreement with Escent whereby the Company transferred all the assets and business plus $15,000 for working capital in return for a 25% equity position in Escent. Since the net assets of Celerity NV had been written to nil, there was no further loss recorded on the transaction. Because of the lack of operations and uncertainty of continued operations, Celerity NV has not assigned any value to the investment.

4.    Investment in Sagamore Holdings, Inc.

      In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore') with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advise. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company has rendered no specific services in 2006 or 2005. There have been no events or circumstances occurring in the three months ended March 31, 2005 that would change the valuation. Accordingly, the Board of Directors has continued to include the value of the Sagamore stock in its financial statements as nil and has not recognized any revenue from the transaction

5.    Investment in Yorkville Advisors Management, LLC

      On December 1, 2003, the Company purchased a minority interest in Yorkville, which is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. The acquisition was funded through the sale of 2,000,000,000 shares of Common Stock to the aforementioned private equity fund, resulting in net proceeds of $4,000,000 and the balance paid using the proceeds received from the issuance of convertible notes payable. These shares were issued subsequent to December 31, 2003. During the year ended December 31, 2004 and 2003, the Company received $1,255,000 and $65,000 respectively in dividend income from this investment, which has been recorded as Dividend Income in the consolidated statements of operations. In 2005, the Company was informed that Yorkville was in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company's membership interest in Yorkville has been converted into a new class with certain preferential rights and shall receive consideration equal to the original purchase price less certain debt of approximately $1,500,000 due to an affiliated company of Yorkville. The Company received this consideration in full and in cash by May 3, 2005.

6.    Series G Preferred Stock

      On February 6, 2006, the Company entered into an Investment Agreement with Cornell Capital Partners, LP, pursuant to which the Company exchanged with Cornell Capital Partners 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 450,000,000 shares of the Company's Common Stock owned by Cornell Capital Partners. Each share of Series G Preferred Shares may be converted, at Cornell Capital Partners' discretion, into 450 shares of the Common Stock. The Series G Preferred Shares are senior to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10 plus any accrued and unpaid dividends. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville in connection with the transaction.

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

7.    Sale of Convertible Debentures

      On February 6, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital, which provided for the purchase by Cornell Capital of a Convertible Debenture (the "Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell Capital is entitled to convert the Debenture at a conversion price into Common Stock, provided that Cornell Capital cannot convert into shares of Common Stock that would cause
Cornell Capital to own more than 4.9% of the issued and outstanding Common Stock. The Debenture has an interest at rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

      Pursuant to a Security Agreement between the Company and Cornell Capital, the Company's obligations under the Debenture are secured by a pledge of all of its assets. Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $20,000 in structuring fees and diligence fees, all to Yorkville. Accordingly, the Company is entitled to receive net proceeds of approximately $3,580,000 upon issuance of the Debenture. The Company has also issued to Cornell Capital 50,000,000 shares of Common Stock pursuant to this transaction.

      In connection with the Securities Purchase Agreement, the Company entered into an Investor Registration Rights Agreement with Cornell Capital pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

      In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature will be accounted for as a derivative liability, with the fair value recorded in earnings each period.

8.    Acquisition of Nexus Preferred Shares

      On February 8, 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with Nexus Technologies Group, Inc. ("Nexus"). Pursuant to the Purchase Agreement, the Company purchased 3,400,000 shares of Nexus Series A Convertible Preferred Stock (the "Nexus Preferred Shares") for an aggregate purchase price of $3,400,000. The Company also committed to purchase an additional 6,400,000 Nexus Preferred Shares, in one or more transactions and subject to certain conditions, at a purchase price of $1.00 per share at any time prior to February 8, 2008.

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

      The following is an unaudited condensed statement of operations for the three months ended March 31, 2006 showing the combined results of operations of the Company and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2006:

                                                               Pro Forma
                                HMSC             Nexus         Adjustments       Pro Forma
                             -----------      -----------      -----------      -----------
      Sales                  $        --      $ 1,256,817      $        --      $ 1,256,817

      Net loss               $(1,125,435)     $  (656,315)     $  (212,994)     $(1,994,744)

      Net loss per share            0.00             0.00               --             0.00

      Since the Company operated during 2005 as a BDC with an entirely different business strategy and had no meaningful operations for the three months ended March 31, 2005, we believe that it would not provide a meaningful comparison to provide a pro forma unaudited condensed statement of operations showing the combined results of operations of the Company and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2005.

      Investment in Nexus Technology Group

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

10.   Loss Per Share

      Basic and diluted loss per share were computed by dividing net loss attributable to Common Stock by the weighted average number of common shares outstanding during each period. Potential common equivalent shares are not included in the computation of per share amounts in the periods because the Company reported a net loss and their effect would be anti-dilutive.

11.   Long-term Debt

      The long-term debt of the Company includes the following items:

                                                               March 31, 2006  December 31, 2005
                                                               --------------  -----------------
                  5% convertible debentures - 2004                $147,500          $222,500
                  5% convertible debentures - 2006                 713,333               -0-
                                                                  --------          --------
                  Long-term debt less current maturities          $860,833          $222,500
                                                                  ========          ========

      During the three months ended March 31, 2006 $75,000 in face value of convertible debentures plus accrued interest of $2,329 were presented for conversion, accordingly, 55,718,665 shares of Common Stock were issued.

12.   Stock Buyback Program

      In September 2004, the Board of Directors authorized the Company to establish a stock buyback program whereby the Company would acquire up to 500,000,000 shares of its Common Stock over a twelve month period from the open market at favorable prices. There was no obligation to acquire any specific number of shares or purchase at any specific price. At December 31, 2004, the Company had acquired 226,843,599 shares at a cost of $561,334 and from January through March 2005, the Company acquired 87,180,000 shares at a cost of $228,321. The acquisitions have been accounted for as treasury stock. The funding was provided primarily through a short term note of $500,000 from a related party through December 2004. In the three month period through March 2005, the purchases were funded from proceeds from the liquidation of its Yorkville investment. When the buyback program was complete, the Company retired all shares acquired under the program.

13.   Judgments and Defaults Payable

      In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement, entered into with Cornell Capital. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages has been accrued at its maximum amount. The Company has remaining accrued liquidated damages of $36,000 at March 31, 2006 and 2005.

      In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003 a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at March 31, 2006.

14.   Common Stock

      During the three months ended March 31, 2006, the Company issued 50,000,000 share of Common Stock valued at $90,000 in partial payment for costs of issuance on its 5% convertible debenture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Introductory Statements

      Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-K for the year ended December 31, 2005. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company's industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

      Overview

      Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the 'Company,' 'we,' 'us' and 'our') was incorporated in Delaware on August 12, 1997, and is located in Arlington, Virginia. The Company focuses on the acquisition and development of homeland security business.

      The Company's original business was to develop and manufacture, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets.

      On June 3, 2003, the Company elected to become a business development company ("BDC"), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended (the "Investment Company Act"). A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. The Company then changed its business plan to primarily seek investments in developing companies.

      On December 30, 2005, at a special stockholders meeting (the "Special Meeting"), the stockholders of the Company voted to amend the Articles of the Company to change the name to 'Homeland Security Capital Corporation' and voted to withdraw the Company's election as a BDC. Accordingly, the Company has changed its business plan to primarily seek acquisition of companies that provide homeland security products and services.

      As part of the Company's new business strategy, the Company acquired a majority interest in Nexus Technologies Group, Inc. ("Nexus") on February 8, 2006 through the purchase of $3.4 million in preferred stock of Nexus. Nexus is a mid-Atlantic security integrator for the corporate and governmental security markets. Based in Hawthorne, N.Y., Nexus' subsidiaries began operations in 2001. Nexus specializes in non-proprietary integrated security solutions, including access control, alarm, video, communication, perimeter protection and bomb and metal detection security systems. Where applicable in this annual report, references to the 'Company,' 'we,' 'us' and 'our' shall include Nexus.

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

      Revenue Recognition - Nexus recognizes revenues on its security system installation and integration contracts using the percentage of completion method.

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

      Results of Operations

      Three Months Ended March 31, 2006 Compared With the Three Months Ended March 31, 2005

      Revenues

      For the three months ended March 31, 2006, the Company had sales of $688,030 consisting of fees earned by Nexus on security systems installation and integration contracts. The Company had no sales for the three month period ended March 31, 2005. The increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

      Cost of goods sold

      For the three months ended March 31, 2006, cost of sales was $765,071 consisting of materials, labor and other costs incurred by Nexus associated with security systems installation and integration contracts. The Company had no cost of sales for the three months ended March 31, 2005. The increase in cost of sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

      General and administrative expenses

      General and administrative expenses for the three month periods ended March 31, 2006 and March 31, 2005 were $1,056,331 and $200,681, respectively.
The increase of 81% in general and administrative expenses is primarily due to general and administrative expenses of Nexus for the period ($448,434), professional fees and other expenses incurred in the acquisition of Nexus ($159,475), stock based compensation expense for the period ($136,317), as well as various professional fees, personnel costs and other expenses incurred in connection with the Company's change in business strategy.

      Other income and expense

      The Company had other expenses of $611,972 for the three months ended March 31, 2006, consisting of amortization of debt offering cost of $28,888, debt discount amortization of $193,333, interest expense of $38,601, and expense related to derivative liability of $429,822. These expenses were offset by recording a minority interest in the loss of the consolidated Nexus subsidiary of $68,879 and interest income of $9,793. The Company had other expenses for the three months ended March 31, 2005 were $100,100, consisting of amortization of debt offering costs of $40,529, amortization of the beneficial conversion feature related to various convertible debentures of $189,279, interest expense of $58,738 and a gain on settlement of debt of $188,446.

      Net loss

      As a result of the foregoing, the Company recorded a net loss for the three months ended March 31, 2006 of $1,552,011 and a net loss for the three months ended March 31, 2005 of $300,781. This represents an increase in the net loss of 83% compared to the three months ended March 31, 2005.

      Liquidity and Capital Resources

      The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The Company had cash on hand of $1,618,643 at March 31, 2006 and $1,094,061 at December 31, 2005. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

      While we currently do not have any commitments in place for additional funding, on August 29, 2005, the Company entered into term sheet agreement with Cornell Capital Partners to enter into a $50 million standby equity distribution agreement (the "SEDA Financing"). Based on the SEDA term sheet, Cornell Capital Partners will commit to purchase up to $50 million of Common Stock of the Company over the course of 24 months after an effective registration of the Company's common stock, par value $.001 per share (the "Common Stock"). The Company will have the right, but not the obligation, to sell Common Stock to Cornell Capital Partners, in advances up to $1,000,000 each. Upon closing, the Company will issue to Cornell restricted shares and/or warrants of the Company's Common Stock in an amount equal to 2% of the commitment amount based on a share price of $0.001 per share. The number of restricted shares issued shall be limited to less than 4.9% of the total outstanding shares of the Company at closing. Upon each advance, Cornell Capital Partners shall receive directly from escrow cash compensation equal to 5% of the gross proceeds of such advance. The Company shall sell to Cornell Capital the Common Stock at a purchase price equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five consecutive trading days after the date an advance notice is given to Cornell Capital Partners. As of May 18, 2006, the Company has not received any definitive documents in connection with the SEDA Financing. The final terms and conditions of the SEDA Financing may be subject to modification as mutually agreed upon by the Company and Cornell Capital Partners at the time of entering into definitive agreements.

      During the three months ended March 31, 2006, we had a net increase in cash of $524,582. Our source and uses of funds were as follows:

      Cash Flows from Operating Activities

      We used net cash of $2,818,674 in our operating activities during the three month period ended March 31, 2006. Our net cash used in operating activities resulted primarily from the Company's net loss of $1,745,344 and a use of $1,953,990 from net changes in operating assets and liabilities, offset by a gain in cash of $226,317 from stock issued as compensation and for payment of expenses, $2,300 in depreciation and amortization, $193,333 in amortization of debt discount, $28,888 in amortization of debt offering costs, and $429,822 related to financing costs and derivative liability.

      Cash Flows from Investing Activities

      We used net cash of $136,744 in our investing activities during the three month period ended March 31, 2006, consisting primarily $205,665 in purchases of fixed assets and an increase of $240,000 in other assets, offset by an increase of $308,921 in minority interest in consolidated subsidiaries.

      Cash Flows from Financing Activities

      We provided cash of $3,480,000 from financing activities during the three month period ended March 31, 2006, consisting of $4,000,000 in proceeds from convertible debentures issued less $520,000 in costs associated with the issuance of those debentures.

      As of March 31, 2006, we had negative net working capital of $688,508.

      ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures:

      As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Accounting Officer (which is one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Accounting Officer has concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the "Commission") and accumulated and communicated to the Company's management, including its Principal Executive Officer/Principal Accounting Officer, to allow timely decisions regarding required disclosure.

      (b) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer/Principal Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company entered into a Securities Purchase Agreement with Cornell Capital Partners, dated as of February 6, 2006, which provided for the purchase by Cornell Capital Partners of a Convertible Debenture (the "Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the Debenture shall be equal to the lesser of (1) $0.01 or
(2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell Capital Partners will be entitled to convert the Debenture at a conversion price into Common Stock, provided that Cornell Capital Partners cannot convert into shares of Common Stock that would cause Cornell Capital to own more than 4.9% of the issued and outstanding Common Stock. The Debenture will bear interest at 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed. The Company also issued to Cornell Capital Partners 50,000,000 shares of Common Stock pursuant to their transaction.

      On February 6, 2006, the Company entered into an Investment Agreement with Cornell Capital Partners, pursuant to which the Company exchanged with Cornell Capital Partners 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 450,000,000 shares of the Company's Common Stock owned by Cornell Capital Partners. Each share of Series G Preferred Shares may be converted, at Cornell Capital Partners' discretion, into 450 shares of the Common Stock. The Series G Preferred Shares are senior to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10 plus any accrued and unpaid dividends. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville Advisors Management, LLC in connection with the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this filing:

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit No    Description                                                Location
-----------------------------------------------------------------------------------------------------------------------------------
3.1           Certificate of Amendment to Certificate of                 Incorporated by reference as Exhibit 3.1 to Form
              Incorporation                                              8-K filed with the Commission on February 6, 2006

3.2           Certificate of Designation for the Series G                Incorporated by reference as Exhibit 3.1 to Form
              Convertible Preferred Stock                                8-K filed with the Commission on February 14, 2006

4.1           Form of Convertible Debenture due February 2009            Incorporated by reference as Exhibit 4.1 to Form
                                                                         8-K filed with the Commission on February 14, 06

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit No    Description                                                Location
-----------------------------------------------------------------------------------------------------------------------------------
10.1          Securities  Purchase  Agreement  dated  February 6,        Incorporated by reference as Exhibit 10.1 to Form
              2006,  by and  between  Homeland  Security  Capital        8-K filed with the Commission on February 14, 2006
              Corporation and Cornell Capital Partners LP

10.2          Investment Agreement dated February 6, 2006, by            Incorporated by reference as Exhibit 10.2 to Form
              and between Homeland Security Capital Corporation          8-K filed with the Commission on February 14, 2006
              and Cornell Capital Partners LP

10.3          Investor   Registration   Rights   Agreement  dated        Incorporated by reference as Exhibit 10.3 to Form
              February 6, 2006, by and between Homeland  Security        8-K filed with the Commission on February 14, 2006
              Capital Corporation and Cornell Capital Partners LP

10.4          Investor Registration Rights Agreement dated               Incorporated by reference as Exhibit 10.4 to Form
              February 14, 2006, by and between Homeland                 8-K filed with the Commission on February 14, 2006
              Security Capital Corporation and Cornell Capital
              Partners LP

10.5          Security  Agreement  dated February 6, 2006, by and        Incorporated by reference as Exhibit 10.5 to Form
              between Homeland  Security Capital  Corporation and        8-K filed with the Commission on February 14, 2006
              Cornell Capital Partners, LP.

10.6          Agreement and Plan of Merger, dated February 14,           Incorporated by reference as Exhibit 10.1 to Form
              2006, by and among Nexus Technologies Group, Inc.,         8-K filed with the Commission on February 14, 2006
              Corporate Security Solutions, Inc., CSS
              Acquisitions, Inc. and certain other persons named
              therein.

10.7          Series A Convertible Preferred Stock Purchase              Incorporated by reference as Exhibit 10.2 to Form
              Agreement, dated February 14, 2006, by and between         8-K filed with the Commission on February 14, 2006
              Homeland  Security  Capital  Corporation  and Nexus
              Technologies Group, Inc.

10.8          2005 Stock Option Plan                                     Provided herewith

31.1          Certification by Chief Executive Officer and               Provided herewith
              Principal Accounting Officer pursuant to 15 U.S.C.
              Section 7241, as adopted pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

32.1          Certification by Chief Executive Officer and               Provided herewith
              Principal Accounting Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002

      (b) Reports of Form 8-K:

      On January 5, 2006, the Company filed a Current Report on Form 8-K reporting the results of the Special Meeting of its stockholders held on December 30, 2005, whereby, among other actions, the stockholders (i) approved amendments to the Company's Certificate of Incorporation to change the name of the Company to 'Homeland Security Capital Corporation'; and to increase the number of authorized shares of Common Stock of the Company from 5,000,000,000 to 20,000,000,000.

      On January 6, 2006, the Company filed a Current Report on Form 8-K to correct a typographical mistake in its Form 8-K filed on January 5, 2006.

      On February 6, 2006, the Company filed a Current Report on Form 8-K to disclose the filing of its amended Certificate of Incorporation and the Company's new ticker symbol.

      On February 14, 2006, the Company filed a Current Report on Form 8-K to disclose the entry into an Investment Agreement, dated February 6, 2006, with Cornell Capital Partners, and related ancillary documents, pursuant to which the Company exchanged with Cornell Capital 1,000,000 shares of Series G Preferred Shares for 450,000,000 shares of the Company's Common Stock owned by Cornell Capital. The Form 8-K also disclosed the entry into a Securities Purchase Agreement, dated February 6, 2006, with Cornell Capital Partners, whereby Cornell Capital Partners purchased a Debenture in the amount of $4,000,000, which debenture is convertible into Common Stock.

      On February 14, 2006, the Company filed a Current Report on Form 8-K to disclose the entry into a Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with Nexus, pursuant to which, the Company purchased 3,400,000 shares of Nexus Series A Convertible Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $3,400,000 (the "Offering"). The Company also committed to purchase an additional 6,400,000 Preferred Shares, in one or more transactions, at a purchase price of $1.00 per share at any time prior to February 14, 2008, subject to certain conditions. Additionally, on February 14, 2006, Nexus completed its acquisition of Corporate Security Solutions, Inc., a Pennsylvania corporation ("CSS") pursuant to the terms of an Agreement and Plan of Merger, dated February 14, 2006, by and among Nexus, Corporate Security Solutions, Inc., CSS Acquisition, Inc. and certain other persons named therein. Immediately following the Merger and the Offering, the Company will control 82.1% of the voting power of Nexus.

      On March 15, 2006, the Company filed a Current Report on Form 8-K to disclose the entry into two Letters of Intent. On March 8, 2006, the Company and SecurityInc., a single-source manufacturer of active radio frequency identification (RFID) enabled security solutions for commercial and government sectors, entered into a non-binding letter of intent for a business combination between a subsidiary of the Company and SecurityInc. On March 9, 2006, the Company and Viscom Systems, Inc., a security integrator based in Cambridge, Massachusetts, entered into a non-binding letter of intent for a business combination between a subsidiary of the Company and Viscom Sytems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION


/s/ C. Thomas McMillen
------------------------
C. Thomas McMillen               President, Chief Executive         May 22, 2006
                                 Officer and Interim Chief
                                 Financial Officer