Form 10QSB
period 2006-06-30
Homeland Security Capital CORP
filed 2006-08-14
CIK 1006459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                             Commission file number
                                    814-00631

                      HOMELAND SECURITY CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

             Delaware                                             59-2050585
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
              or Organization)                              Identification No.)

       4100 N. Fairfax Drive, #1150
              Arlington, VA                                         22203
 (Address of principal executive offices)                         (Zip code)

                                 (703) 528-7073
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      There were 4,155,380,536 par value $.001 per share, shares of common stock outstanding as of August 14, 2006.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-QSB and Article 10 of Regulation S-B. Accordingly, these inteim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended December 31, 2005. Certain June 30, 2005 balances have been reclassified to conform to the June 30, 2006 financial statement presentation.

                      HOMELAND SECURITY CAPITAL CORPORATION
                           Consolidated Balance Sheets

                                                                     June 30, 2006   December 31,2005
                                                                     -------------   ----------------
                                                                      (unaudited)
ASSETS

  Cash                                                               $    646,280      $  1,094,061
  Accounts receivable                                                   3,404,003                --
  Inventories                                                              52,776                --
  Costs in excess of billings on uncompleted contracts                    515,449                --
  Other current assets                                                    172,893           144,657
                                                                     ------------      ------------
    Total current assets                                                4,791,401         1,238,718
                                                                     ------------      ------------
  Fixed assets, net                                                       206,232            24,306
  Deferred officers' compensation                                         240,000                --
  Deferred financing costs - net                                          447,780                --
                                                                     ------------      ------------
    Total assets                                                     $  5,685,413      $  1,263,024
                                                                     ============      ============

Liabilities and Stockholders' Equity

  Accounts payable                                                   $  1,107,841      $    384,792
  Judgments and defaults payable                                           44,000            44,000
  Accrued interest                                                        129,810            64,911
  Billings in excess of costs on uncompleted contracts                    523,681                --
  Derivative liability                                                  2,674,923                --
  Other current liabilities                                               134,232             4,601
                                                                     ------------      ------------
    Total current liabilities                                           4,614,487           498,304
  Convertible debentures - related party,
    net of $2,996,667 discount                                          1,003,333                --
  Convertible debentures, net                                                  --           222,500
                                                                     ------------      ------------
                                                                        1,003,333           222,500
                                                                     ------------      ------------
     Total liabilities                                                  5,617,820           720,804
                                                                     ------------      ------------
Commitments and contingencies                                                  --                --
  Minority interest in consolidated subsidiaries                          205,499                --
  Stockholders' Equity (deficit)
  Preferred stock Series F                                                100,000           100,000
  Preferred stock Series G                                                100,000                --
  Common stock, $.001 par value, 20,000,000,000 shares authorized,
    4,155,380,536 and 4,397,728,539
    shares issued and outstanding, respectively                         4,155,381         4,397,729
  Additional paid-in capital                                           42,556,343        41,822,550
  Accumulated deficit                                                 (47,049,630)      (45,778,059)
                                                                     ------------      ------------
  Total stockholders' equity (deficit)                                   (137,906)          542,220
                                                                     ------------      ------------
     Total liabilities and stockholders' equity (deficit)            $  5,685,413      $  1,263,024
                                                                     ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                      HOMELAND SECURITY CAPITAL CORPORATION
                Consolidated Statements of Operations (unaudited)

                                                            Three Months     Three Months      Six Months       Six Months
                                                                Ended            Ended            Ended           Ended
                                                            June 30, 2006    June 30, 2005    June 30, 2006   June 30, 2005
                                                           --------------   --------------   --------------   -------------
Sales                                                      $    2,053,707   $           --   $    2,741,737   $         --
                                                           --------------   --------------   --------------   ------------
Cost of sales
  Materials                                                       888,314               --        1,268,560             --
  Labor                                                           278,001                           539,099
  Other                                                                --               --          123,727             --
    Total cost of sales                                         1,166,315               --        1,931,386             --
                                                           --------------   --------------   --------------   ------------
    Gross profit on sales                                         887,392               --          810,351             --
    General and administrative expenses                         1,273,635          192,239        2,329,966        392,920
                                                           --------------   --------------   --------------   ------------
      Operating income (loss)                                    (386,243)        (192,239)      (1,519,615)      (392,920)
Other income (expense)
    Amortization of debt offering costs                           (43,332)              --          (72,220)       (40,529)
      Beneficial conversion feature - convertible
      debentures                                                       --          (53,709)              --       (242,988)
    Amortization of debt discounts                               (290,000)              --         (483,333)            --
    Interest expense                                              (51,934)          (9,374)         (90,535)       (68,112)
    Settlement of debt                                             13,276         (156,408)          13,276         32,038
    Minority interest in loss of consolidated subsidiary           (8,654)              --           60,225             --
    Other income (expense)                                      1,240,660           39,944          820,631         39,944
                                                           --------------   --------------   --------------   ------------
Total other income (expense)                                      860,016         (179,547)         248,044       (279,647)
                                                           --------------   --------------   --------------   ------------
      Net income (loss) attributable
       to common stockholders                              $      473,773   $     (371,786)  $   (1,271,571)  $   (672,567)
                                                           ==============   ==============   ==============   ============
Income (loss) per common share, basic and diluted
Net income (loss) per common share attributable
  to common stockholders - basic                           $         0.00   $         0.00   $         0.00   $       0.00
                                                           ==============   ==============   ==============   ============
  - diluted                                                $         0.00   $           --   $           --   $         --
                                                           ==============   ==============   ==============   ============

  Weighted average shares outstanding - basic               4,144,179,071    4,428,073,650    4,167,858,917    491,955,173
                                                           ==============   ==============   ==============   ============
  - dliuted                                                 4,435,012,404               --               --             --
                                                           ==============   ==============   ==============   ============



         The accompanying notes are an integral part of these condensed consolidated financial statements

                      HOMELAND SECURITY CAPITAL CORPORATION
                Consolidated Statements of Cash Flows (unaudited)

                                                                      Six Months      Six Months
                                                                        Ended           Ended
                                                                    June 30, 2006   June 30, 2005
                                                                    -------------   -------------
Cash flows from operating activities:
  Net loss                                                           $(1,271,571)    $  (672,567)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Settlement of debt                                                 (11,514)       (181,901)
      Stock issued for payment of expenses                               271,216              --
      Depreciation and amortization                                       21,065           5,600
      Beneficial conversion - convertible notes                               --         242,988
      Amortization of debt discount                                     (321,744)             --
      Amortization of debt offering costs                                 72,220          40,529
      Changes in operating assets and liabilities:
        Accounts Receivable                                           (3,277,316)             --
        Inventories                                                      (52,776)             --
        Other assets                                                    (670,373)       (150,215)
        Accounts payable                                                 723,050         (50,083)
        Judgments and defaults payable                                        --        (103,774)
        Accrued interest                                                  76,413        (310,020)
        Other current liabilities                                        653,312           6,039
                                                                     -----------     -----------
          Net cash provided by (used in) operating activities         (3,788,018)     (1,173,404)

Cash flows from investing activities:
  Purchase of fixed assets                                              (202,991)             --
  Increase in other assets                                              (240,000)             --
  Minority interest in consolidated subsidiaries                         205,499              --
  Proceeds from liquidation of Yorkville Advisors Management, LLC             --       5,240,000
                                                                     -----------     -----------
          Net cash provided by (used in) investing activities           (237,492)      5,240,000

Cash flows from financing activities:
  Proceeds from convertible debentures - related party                 4,000,000              --
  Cost of convertible debentures - related party                        (430,000)             --
  Conversion of convertible debentures                                  (222,500)             --
  Common stock issued for convertible debentures                         230,229
  Payments on notes payable                                                  --      (1,542,500)
  Payments on notes payable - related party                                  --      (1,265,000)
  Acquisition of treasury stock                                               --        (417,967)
                                                                     -----------     -----------
          Net cash used in financing activities                        3,577,729      (3,225,467)

Net increase (decrease) in cash                                         (447,781)        841,129
Cash, beginning of period                                              1,094,061           1,863
                                                                     -----------     -----------
Cash, end of period                                                  $   646,280     $   842,992
                                                                     ===========     ===========
Cash paid for:
  Interest                                                           $    17,410     $   302,040
                                                                     ===========     ===========
  Taxes                                                              $        --     $        --
                                                                     ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

             HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 2006

                                                                                                               Total
                                                        Common Stock           Additional                  Stockholders'
                                     Preferred   --------------------------      Paid-       Accumulated     (Deficit)
                                       Stock        Shares         Amount      In Capital      Deficit        Equity
                                     ---------   -------------   ----------   -----------   ------------   -------------
Balance December 31, 2005             $100,000   4,397,728,539   $4,397,729   $41,822,550   $(45,778,059)   $   542,220
Issuance of preferred stock
  Series G                             100,000                                    710,000                       810,000
  Exchanged for common stock                      (450,000,000)    (450,000)     (360,000)                     (810,000)
Conversion of debentures to common                 157,651,997      157,652        72,577                       230,229
Value of vested stock options                                                     271,216                       271,216
Issuance of common stock for fees                   50,000,000       50,000        40,000                        90,000
Net loss (unaudited)                                                                          (1,271,571)    (1,271,571)
                                                                                            ------------    -----------
Balance, June 30, 2006                $200,000   4,155,380,536   $4,155,381   $42,556,343   $(47,049,630)   $  (137,906)
                                      ========   =============   ==========   ===========   ============    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                      HOMELAND SECURITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2006

      Overview

      Homeland Security Capital Corporation (formerly Celerity Systems, Inc.) (the "Company" or "HMSC"), a Delaware corporation, is a consolidator in the fragmented homeland security industry. The Company is focused on long-term value by taking controlling interests in and developing its subsidiary companies through superior operations and management. The Company intends to acquire businesses that provide homeland security product and service solutions, growing organically and through acquisitions. The targets are emerging companies that are generating revenues from promising security products and services but face challenges in scaling their businesses to capitalize on the opportunities in the homeland security industry. Prior to changing its focus, the Company was a closed-end management investment company that was initially formed to design, develop, integrate, install, operate and support interactive video services hardware and software ("interactive video") systems. On June 3, 2003, the Company elected to become a Business Development Company ("BDC") that is regulated under the Investment Company Act of 1940, as amended ("Investment Company Act"). A BDC is an investment company designed to assist eligible portfolio companies with capital formation and which are required to offer, and many times do render, substantial and continuing management advice. As contemplated by this election, the Company materially changed its business plan to primarily seek investments in developing companies that offer attractive investment opportunities. However, at its stockholders' meeting on December 30, 2005, the Company approved the withdrawal of the Company's election as a BDC and the Company changed its focus to the homeland security industry.


1.    Presentation of Unaudited Interim Financial Statements

      On May 20, 2003, the Company formed a subsidiary, Celerity Systems, Inc., a Nevada corporation, ("Celerity NV"). The assets and liabilities related to the Company's existing interactive video business were transferred to Celerity NV for 100% of the common stock. As this subsidiary is not an investment company, between June 3, 2003 and December 31, 2005, it is not consolidated with the parent company.

      During its designation as a BDC, the Company's principal investment was a minority ownership interest in Yorkville Advisors Management, LLC ("Yorkville").

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

      The results of operations for the three and six months ended June 30, 2005 reflect the Company's results as a BDC. Accounting principles used in the preparation of the financial statements between June 3, 2003 and December 31, 2005 are different than those of prior or subsequent periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

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

      Of the options granted in December 2005 and February 2006, options to purchase 290,833,333 shares of Common Stock vested during the six month period ended June 30, 2006 and the Company recorded $271,217 as compensation expense related to the vesting of these options.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2006; risk-free interest rate of 4.4%, volatility between 426% and 456% and expected lives of ten years.

3.    Investment in Celerity Systems, Inc. (A Nevada corporation)

      Celerity NV had no operations for the six months ended June 30, 2006 or for the six months ended June 30, 2005.

      Because of lack of sales of systems and consequent lack of operating profits, the Company's directors decided in September 2004 to cease operations and dispose of the remaining business and related assets. Accordingly, the Company entered into a sales agreement with Escent Systems, Inc. whereby the Company transferred all the assets and business plus $15,000 for working capital in return for a 25% equity position in Escent Systems, Inc. Since the net assets of Celerity NV had been written to nil, there was no further loss recorded on the transaction. Because of the lack of operations and uncertainty of continued operations, Celerity NV has not assigned any value to the investment.

4.    Investment in Sagamore Holdings, Inc.

      In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore') with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advise. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company has rendered no specific services in 2006 or 2005. There have been no events or circumstances occurring in the six months ended June 30, 2006 that would change the valuation. Accordingly, the Board of Directors has continued to include the value of the Sagamore stock in its financial statements as nil and has not recognized any revenue from the transaction.

5.    Investment in Yorkville Advisors Management, LLC.

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

      The following is an unaudited condensed statement of operations for the six months ended June 30, 2006 showing the combined results of operations of the Company and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2006:

                                                  Pro Forma
                          HMSC        Nexus      Adjustments    Pro Forma
                     ------------  -----------   -----------   -----------
Sales                $         --  $ 2,741,737                 $ 2,741,737
Net loss             $ (1,271,571)  $ (704,090)    $60,225     $(1,915,436)
Net loss per share           0.00         0.00          --            0.00

      Since the Company operated during 2005 as a BDC with an entirely different business strategy and had no meaningful operations for the six months ended June 30, 2005, we believe that it would not provide a meaningful comparison to provide a pro forma unaudited condensed statement of operations showing the combined results of operations of the Company and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2005.

7.    Investment in Nexus Technology Group

      On February 8, 2006, Nexus, a subsidiary of the Company, completed its acquisition of Corporate Security Solutions, Inc., a Pennsylvania corporation ("CSS") pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated February 8, 2006, by and among Nexus, CSS, CSS Acquisition, Inc. and certain other persons named therein. Pursuant to the Merger Agreement, CSS Acquisition, Inc., a wholly owned subsidiary of Nexus, merged with and into CSS (the "Merger") with CSS surviving the Merger. The stockholders of CSS received an aggregate of 3,675,000 shares of Nexus common stock in exchange for all of the issued and outstanding CSS common stock. Of these shares, 3,000,000 are deemed restricted stock and are subject to vesting and performance provisions. Upon the effectiveness of the Merger, the Company maintained of Nexus with control with its 82.1% of the voting power of Nexus.


8.    Series G Preferred Stock

      On February 6, 2006, the Company entered into an Investment Agreement with Cornell Capital Partners, LP, pursuant to which the Company exchanged with Cornell Capital Partners 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 450,000,000 shares of the Company's Common Stock owned by Cornell Capital Partners. Each share of Series G Preferred Shares may be converted, at Cornell Capital Partners' discretion, into 450 shares of the Common Stock. The Series G Preferred Shares are senior in rank to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10 plus any accrued and unpaid dividends. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville in connection with the transaction.

      In connection with the Investment Agreement, the Company entered into an Investor Registration Rights Agreement with the Cornell Capital Partners pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series G Preferred Shares. The Company also filed a Certificate of Designation with the State of Delaware amending its Certificate of Incorporation to include the rights and terms of the Series G Preferred Shares.

9.    Sale of Convertible Debentures

      On February 6, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, which provided for the purchase by Cornell Capital Partners of a Convertible Debenture (the "Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the Debenture shall be equal to the lesser of (1) $0.01 or
(2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell Capital Partners is entitled to convert the Debenture at a conversion price into Common Stock, provided that Cornell Capital Partners cannot convert into shares of Common Stock that would cause Cornell Capital Partners to own more than 4.9% of the issued and outstanding Common Stock. The Debenture has an interest at rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

      Pursuant to a Security Agreement between the Company and Cornell Capital Partners, the Company's obligations under the Debenture are secured by a pledge of all of its assets. Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $20,000 in structuring fees and diligence fees, all to Yorkville. Accordingly, the Company received net proceeds of approximately $3,580,000 upon issuance of the Debenture. The Company has also issued to Cornell Capital Partners 50,000,000 shares of Common Stock pursuant to this transaction.

      In connection with the Securities Purchase Agreement, the Company entered into an Investor Registration Rights Agreement with Cornell Capital Partners pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

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

10.   Income or Loss Per Share

      Basic and diluted imcome or loss per share were computed by dividing net income or loss attributable to Common Stock by the weighted average number of common shares outstanding during each period.

11.   Long-term Debt

      The long-term debt of the Company includes the following items:

                                         June 30, 2006   December 31, 2005
                                         -------------   -----------------
5% convertible debentures - 2004           $    - 0 -         $222,500
5% convertible debentures - 2006            1,003,333            - 0 -
                                           ----------         --------
Long-term debt less current maturities     $1,003,333         $222,500
                                           ==========         ========

      During the six months ended June 30, 2006, $222,500 in face value of convertible debentures plus accrued interest of $19,243 were presented for conversion, accordingly, 157,651,997 shares of Common Stock were issued.

12.   Stock Buyback Program

      In September 2004, the Board of Directors authorized the Company to establish a stock buyback program whereby the Company would acquire up to 500,000,000 shares of its Common Stock over a twelve month period from the open market at favorable prices. There was no obligation to acquire any specific number of shares or purchase at any specific price. At December 31, 2004, the Company had acquired 226,843,599 shares at a cost of $561,334 and from January through March 2005, the Company acquired 87,180,000 shares at a cost of $228,321. The acquisitions have been accounted for as treasury stock. The funding was provided primarily through a short term note of $500,000 from a related party through December 2004. In the three month period ended March 31, 2005, the purchases were funded from proceeds from the liquidation of its Yorkville investment. When the buyback program was complete, the Company retired all shares acquired under the program.

13.   Judgments and Defaults Payable

      In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement, entered into with Cornell Capital Partners. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages has been accrued at its maximum amount. The Company has remaining accrued liquidated damages of $36,000 at June 30, 2006 and 2005.

      In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003, a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at June 30, 2006.

14.   Common Stock

      During the six months ended June 30, 2006, the Company issued 50,000,000 shares of Common Stock valued at $90,000 in partial payment for costs of issuance on its 5% convertible debenture.

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

      Overview

      Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the `Company,' `we,' `us' and `our') was incorporated in Delaware on August 12, 1997, and is located in Arlington, Virginia. The Company focuses on the acquisition and development of homeland security businesses.

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

      On December 30, 2005, at a special stockholders meeting (the "Special Meeting"), the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to `Homeland Security Capital Corporation' and voted to withdraw the Company's election as a BDC. Accordingly, the Company has changed its business plan to primarily seek acquisition of companies that provide homeland security products and services.

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

      As part of the Company's new business strategy, the Company acquired a majority interest in Nexus Technologies Group, Inc. ("Nexus") on February 8, 2006 through the purchase of $3.4 million in preferred stock of Nexus. Nexus is a mid-Atlantic security integrator for the corporate and governmental security markets. Based in Hawthorne, N.Y., Nexus' subsidiaries began operations in 2001. Nexus specializes in non-proprietary integrated security solutions, including access control, alarm, video, communication, perimeter protection and bomb and metal detection security systems. Where applicable in this annual report, references to the `Company,' `we,' `us' and `our' shall include Nexus.

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

      Results of Operations

      Three Months Ended June 30, 2006 Compared With the Three Months Ended June 30, 2005

      Revenues

      For the three months ended June 30, 2006, the Company had sales of $2,053,707 consisting of fees earned by Nexus on security systems installation and integration contracts. The Company had no sales for the three month period ended June 30, 2005. The increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

      Cost of goods sold

      For the three months ended June 30, 2006, cost of sales was $1,166,315 consisting of materials, labor and other costs incurred by Nexus associated with security systems installation and integration contracts. The Company had no cost of sales for the three months ended June 30, 2005. The increase in cost of sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

      General and administrative expenses

      General and administrative expenses for the three months ended June 30, 2006 were $1,273,635 compared to $192,239 for the three months ended June 30, 2005. The increase of $1,081,396 or 562% in general and administrative expenses is primarily due to general and administrative expenses that were incurred in the acquisition of Nexus. The increase consisted of additional professional fees of $38,125 for the acquisition of Nexus, additional personnel costs of $701,138, increases in facility and insurance expenses of $188,085 and general administrative costs of $154,048. These costs and other expenses were incurred in connection with the Company's change in business strategy for the three month period.

      Other income and expense

      The Company had net other income of $860,016 for the three months ended June 30, 2006 compared to net other expenses of $(179,547) for the three months ended June 30, 2005 for an increase of $1,039,563 or 579%. Income was increased by a positive change in the derivative valuation of $1,194,955, settlement of trade payables of $169,684 and interest income of $5,761. Other income and expense was decreased by increases in interest expense of $42,560, amortization of debt discounts of $236,291, amortization of debt offering costs of $43,332 and recording of minority interest in the consolidated Nexus subsidiaries of $8,654.

      Net income (loss)

      As a result of the foregoing, the Company recorded a net income of $473,773 for the three months ended June 30, 2006 compared to a net loss of $371,786 for the three months ended June 30, 2005. This represents an increase in the net income of $845,559 or 227%.

      Six Months Ended June 30, 2006 Compared With the Six Months Ended June 30, 2005

      Revenues

      For the six months ended June 30, 2006, the Company had sales of $2,741,737, consisting of fees earned by Nexus on security systems installation and integration contracts. The Company had no sales for the six month period ended June 30, 2005. The increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

      Cost of goods sold

      For the six months ended June 30, 2006, cost of sales was $1,931,386, consisting of materials, labor and other costs incurred by Nexus associated with security systems installation and integration contracts. The Company had no cost of sales for the six months ended June 30, 2005. The increase in cost of sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

      General and administrative expenses

      General and administrative expenses for the six months ended June 30, 2006 were $2,329,966 compared to $392,920 for the six months ended June 30, 2005. The increase of $1,937,046 or 493% in general and administrative expenses is primarily due to general and administrative expenses that were incurred in the acquisition of Nexus. The increase consisted of additional professional fees of $242,089 for the acquisition of Nexus, additional personnel costs of $1,255,457, increases in facility and insurance expenses of $184,604 and general administrative costs of $254,896. These costs and other expenses were incurred in connection with the Company's change in business strategy for the six month period.

      Other income and expense

      The Company had net other income of $248,044 for the six months ended June 30, 2006 compared to net other expenses of $(279,647) for the six months ended June 30, 2005 for an increase of $527,691 or 189%. Income was increased by a positive change in the derivative valuation of $805,077, recording a minority interest in the loss of the consolidated Nexus subsidiary of $60,225, and interest income of $15,554. Other income and expense was decreased by increases in interest expense of $22,423, amortization of debt discounts of $240,345, amortization of debt offering costs of $31,691, a reduction in the settlement of trade payables of $18,762 and a reduction in investment income of $39,944.

      Net loss

      As a result of the foregoing, the Company recorded a net loss of $1,271,571 for the six months ended June 30, 2006 and a net loss of $672,567 for the six months ended June 30, 2005. This represents an increase in the net loss of $599,004 or 89%.

      Liquidity and Capital Resources

      The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The Company had cash on hand of $646,280 at June 30, 2006 and $1,094,061 at December 31, 2005. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

      While we currently do not have any commitments in place for additional funding, on August 29, 2005, the Company entered into term sheet agreement with Cornell Capital Partners to enter into a $50 million standby equity distribution agreement (the "SEDA Financing"). Based on the SEDA term sheet, Cornell Capital Partners shall commit to purchase up to $50 million of Common Stock of the Company over the course of 24 months after an effective registration of the Company's common stock, par value $.001 per share (the "Common Stock"). The Company shall have the right, but not the obligation, to sell Common Stock to Cornell Capital Partners, in advances up to $1,000,000 each. Upon closing, the Company shall issue to Cornell restricted shares and/or warrants of the Company's Common Stock in an amount equal to 2% of the commitment amount based on a share price of $0.001 per share. The number of restricted shares issued shall be limited to less than 4.9% of the total outstanding shares of the Company at closing. Upon each advance, Cornell Capital Partners shall receive directly from escrow cash compensation equal to 5% of the gross proceeds of such advance. The Company shall sell to Cornell Capital Partners the Common Stock at a purchase price equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five consecutive trading days after the date an advance notice is given to Cornell Capital Partners. As of August 14, 2006, the Company has not received any definitive documents in connection with the SEDA Financing. The final terms and conditions of the SEDA Financing may be subject to modification as mutually agreed upon by the Company and Cornell Capital Partners at the time of entering into definitive agreements.

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

      During the six months ended June 30, 2006, we had a net decrease in cash of $(447,781). Our sources and uses of funds were as follows:

      Cash Flows from Operating Activities

      We used net cash of $(3,788,018) in our operating activities during the six month period ended June 30, 2006. Our net cash used in operating activities resulted primarily from the Company's net loss of $(1,271,571) for the six months ended June 30, 2006, a use of $(2,547,690) from net changes in operating assets and liabilities for the six months ended June 30, 2006 and the net change in derivative and debt discounts of $321,744. These uses have been offset by $271,216 from the use of stock issued as compensation and for payment of expenses, $21,065 in depreciation and amortization and $72,220 in amortization of debt offering costs for the six months ended June 30, 2006.

      Cash Flows from Investing Activities

      We used net cash of $(237,492) in our investing activities during the six month period ended June 30, 2006, consisting primarily $202,991 in purchases of fixed assets and an increase of $240,000 in other assets, offset by an increase of $205,499 in minority interest in consolidated subsidiaries.

      Cash Flows from Financing Activities

      We provided cash of $3,577,729 from financing activities during the six month period ended June 30, 2006, consisting of $4,000,000 in proceeds from convertible debentures issued less $430,000 in costs associated with the issuance of those debentures. We also converted debentures and received net proceeds of $7,729 in cash.

      As of June 30, 2006, we had positive net working capital of $176,914.

      ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures:

      As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer/Principal Accounting Officer (which is one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer/Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the "Commission") and accumulated and communicated to the Company's management, including its Chief Executive Officer/ Principal Accounting Officer, to allow timely decisions regarding required disclosure.

      (b) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company`s Chief Executive Officer/Principal Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this filing:

Exhibit No                   Description                                  Location
----------   ----------------------------------------   ----------------------------------------
3.1          Certificate of Amendment to Certificate    Incorporated by reference as Exhibit 3.1
             of Incorporation                           to Form 8-K filed with the Commission on
                                                        February 6, 2006

3.2          Certificate of Designation for the         Incorporated by reference as Exhibit 3.1
             Series G Convertible Preferred Stock       to Form 8-K filed with the Commission on
                                                        February 14, 2006

4.1          Form of Convertible Debenture due          Incorporated by reference as Exhibit 4.1
             February 2009                              to Form 8-K filed with the Commission on
                                                        February 14, 06

10.1         Securities Purchase Agreement dated        Incorporated by reference as Exhibit
             February 6, 2006, by and between           10.1 to Form 8-K filed with the
             Homeland Security Capital Corporation      Commission on February 14, 2006
             and Cornell Capital Partners LP

10.2         Investment Agreement dated February 6,     Incorporated by reference as Exhibit
             2006, by and between Homeland Security     10.2 to Form 8-K filed with the
             Capital Corporation and Cornell Capital    Commission on February 14, 2006
             Partners LP

10.3         Investor Registration Rights Agreement     Incorporated by reference as Exhibit
             dated February 6, 2006, by and between     10.3 to Form 8-K filed with the
             Homeland Security Capital Corporation      Commission on February 14, 2006
             and Cornell Capital Partners LP

10.4         Investor Registration Rights Agreement     Incorporated by reference as Exhibit
             dated February 14, 2006, by and between    10.4 to Form 8-K filed with the
             Homeland Security Capital Corporation      Commission on February 14, 2006
             and Cornell Capital Partners LP

Exhibit No                   Description                                  Location
----------   ----------------------------------------   ----------------------------------------
10.5         Security Agreement dated February 6,       Incorporated by reference as Exhibit
             2006, by and between Homeland Security     10.5 to Form 8-K filed with the
             Capital Corporation and Cornell Capital    Commission on February 14, 2006
             Partners, LP.

10.6         Agreement and Plan of Merger, dated        Incorporated by reference as Exhibit
             February 14, 2006, by and among Nexus      10.1 to Form 8-K filed with the
             Technologies Group, Inc., Corporate        Commission on February 14, 2006
             Security Solutions, Inc., CSS
             Acquisitions, Inc. and certain other
             persons named therein.

10.7         Series A Convertible Preferred Stock       Incorporated by reference as Exhibit
             Purchase Agreement, dated February 14,     10.2 to Form 8-K filed with the
             2006, by and between Homeland Security     Commission on February 14, 2006
             Capital Corporation and Nexus
             Technologies Group, Inc.

31.1         Certification by Chief Executive Officer   Provided herewith
             and Principal Accounting Officer
             pursuant to 15 U.S.C. Section 7241, as
             adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

32.1         Certification by Chief Executive Officer   Provided herewith
             and Principal Accounting Officer
             pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

      (b)   Reports of Form 8-K:

      On January 5, 2006, the Company filed a Current Report on Form 8-K reporting the results of the Special Meeting of its stockholders held on December 30, 2005, whereby, among other actions, the stockholders (i) approved amendments to the Company's Certificate of Incorporation to change the name of the Company to `Homeland Security Capital Corporation'; and to increase the number of authorized shares of Common Stock of the Company from 5,000,000,000 to 20,000,000,000.

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

      On March 15, 2006, the Company filed a Current Report on Form 8-K to disclose the entry into two Letters of Intent. On March 8, 2006, the Company and SecurityInc., a single-source manufacturer of active radio frequency identification (RFID) enabled security solutions for commercial and government sectors, entered into a non-binding letter of intent for a business combination between a subsidiary of the Company and SecurityInc. On March 9, 2006, the Company and Viscom Systems, Inc., a security integrator based in Cambridge, Massachusetts, entered into a non-binding letter of intent for a business combination between a subsidiary of the Company and Viscom Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION


/s/ C. Thomas McMillen
-------------------------------
C. Thomas McMillen
President, Chief Executive Officer and
Interim Chief Financial Officer

August 14, 2006