Form 10QSB
period 2006-09-30
Homeland Security Capital CORP
filed 2006-11-14
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There were 4,155,380,536 par value $.001 per share, shares of common stock outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended December 31, 2005. Certain September 30, 2005 balances have been reclassified to conform to the September 30, 2006 financial statement presentation.

HOMELAND SECURITIES CAPITAL CORPORATION
Consolidated Balance Sheets
	(unaudited)
Assets	September 30, 2006	December 31, 2005
Cash	$2,597,408	$1,094,061
Accounts receivable	4,332,009	-
Inventories	649,917	-
Costs in excess of billings on uncompleted contracts	613,358	-
Other current assets	106,368	144,656
Total current assets	8,299,060	1,238,717
Fixed assets, net	427,492	24,306
Deferred officers' compensation	134,730	-
Deferred financing costs - net	958,483	-
Goodwill	2,920,555	-
Total assets	$12,740,320	$1,263,023
Liabilities and Stockholders' Equity
Accounts payable	$2,100,025	$384,791
Judgments and defaults payable	44,000	44,000
Accrued interest	93,097	64,911
Billings in excess of costs on uncompleted contracts	576,294	-
Derivative liability	6,021,699	-
Other current liabilities	842,821	4,601
Total current liabilities	9,677,936	498,303
Convertible debentures - related party,
net of $6,041,522 discount	1,958,478	-
Convertible debentures, net	-	222,500
	1,958,478	222,500
Total liabilities	11,636,414	720,803
Commitments and contingencies	-	-
Minority interest in consolidated subsidiaries	2,040,458	-
Stockholders' Equity (Deficit)
Preferred stock Series F	100,000	100,000
Preferred stock Series G	100,000	-
Common stock, $.001 par value, 20,000,000,000 shares authorized,
4,155,380,536 and 4,397,728,539 shares
issued and outstanding, respectively	4,155,381	4,397,729
Additional paid-in capital	42,774,010	41,822,550
Accumulated deficit	(48,065,943)	(45,778,059)
Total stockholders' equity (Deficit)	(936,552)	542,220
Total liabilities and stockholders' equity	$12,740,320	$1,263,023

The accompanying notes are an integral part of these condensed consolidated financial statements

HOMELAND SECURITIES CAPITAL CORPORATION
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Sales	$2,599,608	$-	$5,341,345	$-

Cost of sales
Materials	1,175,556	-	2,444,116	-
Labor	516,518		1,055,617
Other	-	-	123,727	-
Total cost of sales	1,692,074	-	3,623,460	-
Gross profit on sales	907,534	-	1,717,885	-
General and administrative expenses	1,547,020	271,477	3,876,986	664,397
Operating income (loss)	(639,486)	(271,477)	(2,159,101)	(664,397)
Other income (expense)
Interest expense	(80,445)	(2,930)	(170,980)	(71,042)
Beneficial conversion feature - convertible debentures	-	-	-	(242,988)
Amortization of debt discounts	(385,282)	-	(868,615)	-
Amortization of debt offering costs	(59,160)	-	(131,380)	(40,529)
Adjustment of fair value of derivitave liability	83,361		888,438
Minority interest in loss of consolidated subsidiary	58,317	-	118,542	-
Settlement of debt	-	61,236	13,275	1,372
Other income (expense)	6,382	2,016	21,937	41,960
Total other income (expense)	(376,827)	60,322	(128,783)	(311,227)
Net loss attributable to common stockholders	$(1,016,313)	$(211,155)	$(2,287,884)	$(975,624)

Loss per common share, basic and diluted
Net loss per common share attributable
to common stockholders	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding -
basic and diluted	4,155,380,536	4,390,579,206	4,163,653,748	4,457,791,843

The accompanying notes are an integral part of these condensed consolidated financial statements

HOMELAND SECURITIES CAPITAL CORPORATION
Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss	$(2,287,884)	$(975,624)
Adjustments to reconcile net loss to net
cash used in operating activities:
Settlement of debt	(3,785)	(180,001)
Equity in earnings of subsidiaries	(118,542)	-
Stock issued for payment of expenses	578,883	-
Depreciation and amortization	35,466	8,400
Beneficial conversion - convertible notes	-	242,988
Amortization of debt discount	(19,823)	-
Amortization of debt offering costs	131,380	40,529
Changes in operating assets and liabilities:
Accounts Receivable	(4,205,322)	-
Inventories	(649,917)	-
Other assets	(701,757)	(150,215)
Accounts payable	1,710,633	(79,067)
Judgments and defaults payable	-	(103,774)
Accrued interest	39,700	(307,090)
Other current liabilities	1,419,115	107,491
Net cash provided by (used in) operating activities	(4,071,853)	(1,396,363)

Cash flows from investing activities:
Purchase of fixed assets	(438,652)	-
Increase in goodwill of subsidiaries	(3,055,285)	-
Minority interest in consolidated subsidiaries	2,159,000	-
Proceeds from liquidation of Yorkville Advisors Management, LLC	-	5,240,000
Net cash provided by (used in) investing activities	(1,334,937)	5,240,000

Cash flows from financing activities:
Proceeds from convertible debentures - related party	8,000,000	-
Cost of convertible debentures - related party	(1,089,863)	-
Payments on notes payable	-	(1,542,500)
Payments on notes payable - related party	-	(1,255,000)
Acquisition of treasury stock	-	(417,967)
Net cash used in financing activities	6,910,137	(3,215,467)

Net increase (decrease) in cash	1,503,347	628,170
Cash, beginning of period	1,094,061	1,863
Cash, end of period	$2,597,408	$630,033
Cash paid for:
Interest	$115,674	$-
Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 2006
				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance December 31, 2005	$100,000	4,397,728,539	$4,397,729	$41,822,550	$(45,778,059)	$542,220

Issuance of preferred stock
Series G (unaudited)	100,000			710,000		810,000
Exchanged for common stock (unaudited)		(450,000,000)	(450,000)	(360,000)		(810,000)

Conversion of debentures to common
(unaudited)		157,651,997	157,652	72,577		230,229

Value of vested stock options (unaudited)				334,020		334,020

Value of vested warrants (unaudited)				154,863		154,863

Issuance of common stock for fees
(unaudited)		50,000,000	50,000	40,000		90,000

Net loss (unaudited)					(2,287,884)	(2,287,884)

Balance, September 30, 2006	$200,000	4,155,380,536	$4,155,381	$42,774,010	$(48,065,943)	$(936,552)

The accompanying notes are an integral part of these condensed consolidated financial statements

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2006

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

The results of operations for the three and nine months ended September 30, 2005 reflect the Company's results as a BDC. Accounting principles used in the preparation of the financial statements between June 3, 2003 and December 31, 2005 are different than those of prior or subsequent periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

At its annual meeting on December 30, 2005, the stockholders passed a resolution to withdraw the Company's election as a BDC under Section 54 of the Investment Company Act. The termination of the Company's BDC status occurred on January 5, 2006. Financial statements for periods subsequent to December 31, 2005 will be prepared on the basis used prior to becoming a BDC.

2.  Stock-Based Compensation

In December 2005, the Company issued to directors and an officer of the Company options to purchase 796,000,000 shares of common stock par value $0.001 per share (the "Common Stock") in the future. In February 2006, the Company issued 60,000,000 options to a contractor and 10,000,000 options to an employee of the Company to purchase shares of Common Stock of the Company in the future. In July 2006, the Company issued an aggregate of  85,000,000 options to two employees to purchase shares of Common Stock of the Company in the future.

Of the options granted in December 2005 and February and July 2006, options to purchase 329,207,666 shares of Common Stock vested during the nine month period ended September 30, 2006 and the Company recorded $334,020 as compensation expense related to the vesting of these options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2006; risk-free interest rate of 4.4%, volatility between 180% and 456% and expected lives of ten years.

In September 2006 10,000,000 options issued to an employee in February 2006 were forfeited.

3. Investment in Celerity Systems, Inc. (A Nevada corporation)

Celerity NV had no operations for the nine months ended September 30, 2006 or for the nine months ended September 30, 2005.

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

4.  Investment in Sagamore Holdings, Inc.

In September 2004, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore") with an effective date of October 4, 2004. The Company received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advice. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company has rendered no specific services in 2006 or 2005. There have been no events or circumstances occurring in the nine months ended September 30, 2006 that would change the valuation. Accordingly, the Board of Directors has continued to include the value of the Sagamore stock in its financial statements as nil and has not recognized any revenue from the transaction.

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

The following is an unaudited condensed statement of operations for the nine months ended September 30, 2006 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2006:

			Pro Forma
	HMSC	Nexus	Adjustments	Pro Forma

Sales	$392,841	$4,948,504		$5,341,345
Net loss	$(1,761,563)	$(526,321)	$60,225	$(2,348,109)
Net loss per share	0.00	0.00	—	0.00

Since the Company operated during 2005 as a BDC with an entirely different business strategy and had no meaningful operations for the nine months ended September 30, 2005, we believe that it would not provide a meaningful comparison to provide a pro forma unaudited condensed statement of operations showing the combined results of operations of the Company and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2005.

7.  Investment in Nexus Technology Group

On February 8, 2006, Nexus, a subsidiary of the Company, completed its acquisition of Corporate Security Solutions, Inc., a Pennsylvania corporation ("CSS") pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated February 8, 2006, by and among Nexus, CSS, CSS Acquisition, Inc. and certain other persons named therein. Pursuant to the Merger Agreement, CSS Acquisition, Inc., a wholly owned subsidiary of Nexus, merged with and into CSS (the "Merger") with CSS surviving the Merger. The stockholders of CSS received an aggregate of 3,675,000 shares of Nexus common stock in exchange for all of the issued and outstanding CSS common stock. Of these shares, 3,000,000 are deemed restricted stock and are subject to vesting and performance provisions. Upon the effectiveness of the Merger, the Company maintained control of Nexus with its 82.1% of the voting power of Nexus.

In July 2006, as part of a restructuring and post closing adjustments, 3,000,000 shares of Nexus restricted common stock were cancelled and 450,000 shares of Nexus common stock was forfeited pursuant to agreements with the stockholders of CSS. Following this transaction, the Company controlled 92.9% of the voting power of Nexus.

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

9. Sale of Convertible Debentures (2006 A)

On February 6, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, which provided for the purchase by Cornell Capital Partners of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 A Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell Capital Partners is entitled to convert the 2006 A Debenture at a conversion price into Common Stock, provided that Cornell Capital Partners cannot convert into shares of Common Stock that would cause Cornell Capital Partners to own more than 4.9% of the issued and outstanding Common Stock. The 2006 A Debenture has an interest rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the 2006 A Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

Pursuant to a Security Agreement between the Company and Cornell Capital Partners, the Company's obligations under the 2006 A Debenture are secured by a pledge of all of its assets. Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $20,000 in structuring fees and diligence fees, all to Yorkville. Accordingly, the Company received net proceeds of approximately $3,580,000 upon issuance of the Debenture. The Company has also issued to Cornell Capital Partners 50,000,000 shares of Common Stock pursuant to this transaction.

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

10.  Acquisition of Security Holding Corp.

On August 21, 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Security Holding Corp. (“Security”). On August 22, 2006, pursuant to the Purchase Agreement, the Company purchased 3,000,000 shares of Security Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $3,000,000 (the “Offering”). The Company also committed to purchase an additional 2,000,000 Preferred Shares, in one or more transactions, at a purchase price of $1.00 per share at any time prior to August 21, 2008.

Each Preferred Share will accrue dividends cumulatively at the rate of eight percent (8%) per annum and is convertible into one (1) share of the Security common stock at any time by the Company, subject to adjustment for stock dividends, stock splits, and similar events. Each Preferred Share will be entitled to one vote as if converted into Security common stock. The holders of the outstanding Preferred Shares, as a class, so long as they maintain voting control of Security, will have the right to designate a majority of the board of directors of Security. Each Preferred Share will have a liquidation preference of $1.00 per share plus any accrued and unpaid dividends.

The following is an unaudited condensed statement of operations for the nine months ended September 30, 2006 showing the combined results of operations of the Company and Security as though the Company had acquired the Security Preferred Shares on January 1, 2006:

			Pro Forma
	HMSC	Security	Adjustments	Pro Forma
Sales	$4,948,504	$392,841	$86,541	$5,427,886
Net loss	$(2,125,986)	$(161,898)	$(222,663)	$(2,510,547)
Net loss per share	0.00	0.00	—	0.00

Since the Company operated during 2005 as a BDC with an entirely different business strategy and had no meaningful operations for the nine months ended September 30, 2005, we believe that it would not provide a meaningful comparison to provide a pro forma unaudited condensed statement of operations showing the combined results of operations of the Company and Security as though the Company had acquired the Security Preferred Shares on January 1, 2005.

On August 22, 2006, Security completed its acquisition of Security Holding Enterprises, Inc., a Wisconsin corporation ("SHEI"), pursuant to the terms of an Agreement and Plan of Merger (the “Agreement"), dated August 21, 2006, by and among Security, SHEI and certain other persons named therein (the “Sellers”). Immediately following the Merger and the Offering, the Company will control 61.2% of the voting power of Security. Pursuant to the Merger Agreement, SHEI merged with and into Security (the "Merger") with Security surviving the Merger. Security issued 1,900,000 of its common stock to the former owners of Security resulting in a minority interest of 38.8%. The former owners, by achieving certain performance thresholds, can earn an additional 600,000 shares of Security common stock (the “Escrowed Shares”) based on performance in the 2007. If the Escrowed Shares are earned, the minority interest would be 45.5%. Further, Security issued 10,000,000 restricted shares of Security common stock (the “Restricted Shares”) to the former owners of Security and certain Security employees. The Restricted Shares will vest upon Security achieving a specific enterprise valuation, as determined by an independent valuation company by the second quarter of 2010. In addition, in the future, the Sellers may receive up to an aggregate 2,500,000 shares of Security common stock (“Earn Out Shares”) if certain performance criteria are achieved by Security. If the Escrowed Shares and all of the Restricted Shares and Earn Out Shares are issued to the former owners the Company would have a minority interest in Security of 19.4%.

11.  Series A Preferred Stock of Security Holding Corp.

On August 21, 2006, the Company entered into a Purchase Agreement with Security. On August 22, 2006, pursuant to the Purchase Agreement, the Company purchased 3,000,000 shares of Security Preferred Shares for an aggregate purchase price of $3,000,000. The Company also committed to purchase an additional 2,000,000 Preferred Shares, in one or more transactions, at a purchase price of $1.00 per share at any time prior to August 21, 2008. Management reviewed the allocation of the purchase price among the assets acquired considering any intangible assets with a finite life and concluded the allocation of $2,462,297 to goodwill was reasonable under the circumstances.

Each Preferred Share will accrue dividends cumulatively at the rate of eight percent (8%) per annum and is convertible into one (1) share of the Security common stock at any time by the Company, subject to adjustment for stock dividends, stock splits, and similar events. Each Preferred Share will be entitled to one vote as if converted into Security common stock. The holders of the outstanding Preferred Shares, as a class, so long as they maintain voting control of Security, will have the right to designate a majority of the board of directors of Security. Each Preferred Share will have a liquidation preference of $1.00 per share plus any accrued and unpaid dividends.

12.  Sale of Convertible Debentures (2006 B)

On August 21, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, which provided for the purchase by Cornell Capital Partners of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 B Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The 2006 B Debenture has an interest at rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 B Debenture. If the Common Stock is trading below the conversion price at the date of redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to twenty percent of the amounts redeemed and accrued interest. Pursuant to a Security Agreement between the Company and Cornell Capital Partners, the Company's obligations under the 2006 B Debenture are secured by a pledge of all of its assets.

Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $15,000 in structuring fees and diligence fees, all to Yorkville. Also, the Company paid interest due on the 2006 A Debenture in the amount of $107,945 out of the proceeds. Accordingly, the Company received net proceeds of $3,477,055 upon issuance of the 2006 B Debenture.

In connection with the Securities Purchase Agreement, the Company issued a warrant to Cornell Capital Partners exercisable into 100,000,000 shares of the Company’s Common Stock. The warrant has an exercise price equal to $0.01, which may be adjusted under terms of the warrant, and has a term of five years from the date of issuance on August 21, 2006. The Company also entered into an Investor Registration Rights Agreement with Cornell Capital Partners pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

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

13.  Entry into Polimatrix Joint Venture

On September 18, 2006, the Company entered into a joint venture with Polimaster, a leader in the development and manufacturing of equipment for monitoring, detecting, locating and identifying nuclear and radioactive materials. The joint venture will operate as Polimatrix, Inc., which will be owned 51% by the Company. The Polimatrix products and systems offer technology that provides a networked approach to hardware and software solutions for detection, identification, communication and mapping of nuclear and radioactive materials.

14.  Income or Loss Per Share

Basic and diluted income or loss per share were computed by dividing net income or loss attributable to Common Stock by the weighted average number of common shares outstanding during each period.

15.  Long-term Debt

The long-term debt of the Company includes the following items:
	September 30, 2006		December 31, 2005

5% convertible debentures - 2004	$	- 0 -	$222,500
5% convertible debentures – 2006 A		1,293,333	- 0 -
5% convertible debentures – 2006 B		665,145	- 0 -
Long-term debt less current maturities		$1,958,478	$222,500

During the nine months ended September 30, 2006, $222,500 in face value of convertible debentures plus accrued interest of $19,243 were presented for conversion, accordingly, 157,651,997 shares of Common Stock were issued.

16.  Stock Buyback Program

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

17.  Judgments and Defaults Payable

In January 2002, the Company terminated the Equity Line of Credit entered into on September 14, 2001 due to delays in getting related shares registered and in order to pursue other types of financing arrangements. As a result, the Company does not have an effective registration statement including common shares to be issued in connection with certain debentures issued in 2001 and the first quarter of 2002 under the 1999 Line of Credit Agreement, entered into with Cornell Capital Partners. The Company is required to pay liquidated damages in the form of increased interest on the convertible debentures as a result of not filing an effective registration statement for these debentures at a rate of 2% of the principle plus interest per month. The liability for liquidated damages has been accrued at its maximum amount. The Company has remaining accrued liquidated damages of $36,000 at September 30, 2006 and 2005.

In 2003, Del Rio Enterprises sued the Company for non-payment of services rendered. During 2003, a judgment was rendered against the Company in the amount of $8,000. This amount has been accrued at September 30, 2006.

18.  Warrants

As part of the cost of issuance of its 2006 B Debenture, the Company issued 100,000,000 warrants for the purchase of shares of Common Stock at $0.01 per share over the next five years. The fair value of the warrants is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; risk-free interest rate of 4.4%, volatility of 181% and expected life of five years. The resultant value of $154,863 was added to the cost of the issuance and is being amortized over the three year life of the 2006 B Debenture.

19.  Common Stock

During the nine months ended September 30, 2006, the Company issued 50,000,000 shares of Common Stock valued at $90,000 in partial payment for costs of issuance on its 2006 A Debenture.

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

Overview

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the ‘Company’, ‘we’, ‘us’ and ‘our’) was incorporated in Delaware on August 12, 1997, and is located in Arlington, Virginia. The Company focuses on the acquisition and development of homeland security businesses.

The Company’s original business was to develop and manufacture, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets.

On September 3, 2003, the Company elected to become a business development company ("BDC"), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended (the "Investment Company Act"). A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. The Company then changed its business plan to primarily seek investments in developing companies.

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

The Company is seeking to build consolidated enterprises through the acquisition and integration of multiple businesses in the homeland security industry. The Company seeks to create long-term shareholder value by taking controlling interests in companies that provide homeland security products and services and helping them develop through superior operations, management and acquisitions. The Company’s value creation strategy is designed to foster significant growth at our platform companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge. The company is targeting emerging companies in fragmented sectors of the homeland security industry. These target companies are generating revenues from promising security products and services but face challenges in scaling their businesses to capitalize on opportunities in the homeland security industry.

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

The Company acquired a majority interest in Security Holding Corporation (“Security”) on August 22, 2006 through the purchase of $3 million of preferred stock in Security. Security manufactures, designs and supports radio frequency identification (“RFID”) security and access control devices for the commercial and governmental security markets. Based in Milwaukee, Wisconsin, Security and its subsidiaries specialize in proprietary and non-proprietary RFID products, including access control, asset tracking and the integration of multiple disciplines of electronic security and environmental and operational systems.

On September 18, 2006, the Company entered into a joint venture with Polimaster, a leader in the development and manufacturing of equipment for monitoring, detecting, locating and identifying nuclear and radioactive materials. The joint venture will operate as Polimatrix, Inc., which will be owned 51% by the Company. The Polimatrix products and systems offer technology that provides a networked approach to hardware and software solutions for detection, identification, communication and mapping of nuclear and radioactive materials.

Where applicable in this quarterly report, references to the ‘Company’, ‘we’, ‘us’ and ‘our’ shall include Nexus, Security and Polimatrix.

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

Revenue Recognition - Nexus recognize revenues on their security system installation and integration contracts using the percentage of completion method. Security and Polimatrix recognize revenue based on sale of their products and services.

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

Results of Operations

Three Months Ended September 30, 2006 Compared With the Three Months Ended September 30, 2005

Revenues

For the three months ended September 30, 2006, the Company had sales of $2,599,608 consisting of fees earned on security systems installation, integration contracts and product sales. The Company had no sales for the three month period ended September 30, 2005. The increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Cost of goods sold

For the three months ended September 30, 2006, cost of sales was $1,692,074 consisting of materials, labor and other costs incurred by the Company and associated with security systems installation, integration contracts and product sales. The Company had no cost of sales for the three months ended September 30, 2005. The increase in cost of sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2006 were $1,547,020 compared to $271,477 for the three months ended September 30, 2005. The increase of $1,275,543 or 470% in general and administrative expenses is primarily due to general and administrative expenses that were incurred in the acquisitions and operations of Nexus and Security. The increase consisted of additional professional fees of $113,382, additional personnel costs of $840,145, increases of marketing costs of $90,304, increases in travel cost of $157,256 and general administrative costs of $74,456. These costs and other expenses were incurred in connection with the Company's change in business strategy for the three month period.

Other income and expense

The Company had net other expense of $376,827 for the three months ended September 30, 2006 compared to net other income of $60,322 for the three months ended September 30, 2005 for an increase in expenses of $437,149 or 725%. Income was increased by interest income of $4,366 and recording of minority interest in the consolidated losses of subsidiaries of $58,317. Other income and expense was decreased by a decrease in the settlement of trade payables of $61,236 and increases in interest expense of $77,515, amortization of debt discounts of $385,282, amortization of debt offering costs of $59,160 and offset by a positive change in the derivative valuation of $83,361.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss of $1,016,313 for the three months ended September 30, 2006 compared to a net loss of $211,155 for the three months ended September 30, 2005. This represents an increase in the net loss of $805,158 or 381%.

Nine Months Ended September 30, 2006 Compared With the Nine Months Ended September 30, 2005

Revenues

For the nine months ended September 30, 2006, the Company had sales of $5,341,345, consisting of fees earned by the Company on security systems installation, integration contracts, and product sales. The Company had no sales for the nine month period ended September 30, 2005. The increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Cost of goods sold

For the nine months ended September 30, 2006, cost of sales was $3,623,460, consisting of materials, labor and other costs incurred by the Company associated with security systems installation, integration contracts and product sales. The Company had no cost of sales for the nine months ended September 30, 2005. The increase in cost of sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2006 were $3,876,986 compared to $664,397 for the nine months ended September 30, 2005. The increase of $3,212,589 or 484% in general and administrative expenses is primarily due to general and administrative expenses that were incurred in the acquisition of Nexus and Security and increased operating costs. The increase consisted of additional professional fees of $355,470 for the acquisition of Nexus and Security, additional personnel costs of $2,095,603, increases in facility and insurance expenses of $185,159, increase in marketing costs of $101,575, increase in travel costs of $254,468 and general administrative costs of $220,314. These costs and other expenses were incurred in connection with the Company's change in business strategy for the nine month period.

Other income and expense

The Company had net other expenses of $128,783 for the nine months ended September 30, 2006 compared to net other expenses of $311,227 for the nine months ended September 30, 2005 for a decrease of $182,444 or 59%. Income was increased by a positive change in the derivative valuation of $888,438, recording a minority interest in the loss of the consolidated subsidiaries of $118,542 and settlement of debts of $11,903. Other income and expense was decreased by a reduction of investment income of $20,023, increases in interest expense of $99,938, amortization of debt discounts of $625,627 and amortization of debt offering costs of $90,851.

Net loss

As a result of the foregoing, the Company recorded a net loss of $2,287,884 for the nine months ended September 30, 2006 and a net loss of $975,624 for the nine months ended September 30, 2005. This represents an increase in the net loss of $1,312,260 or 131%.

Liquidity and Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The Company had cash on hand of $2,597,408 at September 30, 2006 and $1,094,061 at December 31, 2005. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

While we currently do not have any commitments in place for additional funding, on August 29, 2005, the Company entered into term sheet agreement with Cornell Capital Partners to enter into a $50 million standby equity distribution agreement (the "SEDA Financing"). Based on the SEDA term sheet, Cornell Capital Partners shall commit to purchase up to $50 million of Common Stock of the Company over the course of 24 months after an effective registration of the Company's common stock, par value $.001 per share (the "Common Stock"). The Company shall have the right, but not the obligation, to sell Common Stock to Cornell Capital Partners, in advances up to $1,000,000 each. Upon closing, the Company shall issue to Cornell restricted shares and/or warrants of the Company's Common Stock in an amount equal to 2% of the commitment amount based on a share price of $0.001 per share. The number of restricted shares issued shall be limited to less than 4.9% of the total outstanding shares of the Company at closing. Upon each advance, Cornell Capital Partners shall receive directly from escrow cash compensation equal to 5% of the gross proceeds of such advance. The Company shall sell to Cornell Capital Partners the Common Stock at a purchase price equal to 98% of the market price, which is defined as the lowest closing bid price of the Common Stock during the five consecutive trading days after the date an advance notice is given to Cornell Capital Partners. As of November 14, 2006, the Company has not received any definitive documents in connection with the SEDA Financing. The final terms and conditions of the SEDA Financing may be subject to modification as mutually agreed upon by the Company and Cornell Capital Partners at the time of entering into definitive agreements.

The Company entered into a Securities Purchase Agreement with Cornell Capital Partners, dated as of February 6, 2006, which provided for the purchase by Cornell Capital Partners of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 A Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell Capital Partners will be entitled to convert the 2006 A Debenture at a conversion price into Common Stock, provided that Cornell Capital Partners cannot convert into shares of Common Stock that would cause Cornell Capital to own more than 4.9% of the issued and outstanding Common Stock. The 2006 A Debenture will bear interest at 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 A Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the 2006 A Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

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

On August 22, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, which provided for the purchase by Cornell Capital Partners of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 B Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The 2006 B Debenture has an interest at rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 B Debenture. If the Common Stock is trading below the conversion price at the date of redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to twenty percent of the amounts redeemed and accrued interest Pursuant to a Security Agreement between the Company and Cornell Capital Partners, the Company's obligations under the 2006 B Debenture are secured by a pledge of all of its assets.

During the nine months ended September 30, 2006, we had a net increase in cash of $1,503,347. Our sources and uses of funds were as follows:

Cash Flows from Operating Activities

We used net cash of $4,071,853 in our operating activities during the nine month period ended September 30, 2006. Our net cash used in operating activities resulted primarily from the Company's net loss of $2,287,884 for the nine months ended September 30, 2006, a use of $2,379,819 from net changes in current operating assets and liabilities for the nine months ended September 30, 2006 and the minority interests in the losses of the subsidiaries and settlement of debt totaling $130,056 and change in derivative and debt discounts of $19,823. These uses have been offset by $424,020 from the use of stock issued as compensation and for payment of expenses, $154,863 from the issuance of warrants as part of the cost of issue of debt, $35,466 in depreciation and amortization and $131,380 in amortization of debt offering costs for the nine months ended September 30, 2006.

Cash Flows from Investing Activities

We used net cash of $1,334,937 in our investing activities during the nine month period ended September 30, 2006, consisting primarily $438,652 in purchases of fixed assets and an increase of $3,055,285 in goodwill in subsidiaries, offset by an increase of $2,159,000 in minority interest in consolidated subsidiaries.

Cash Flows from Financing Activities

We provided cash of $6,910,137 from financing activities during the nine month period ended September 30, 2006, consisting of $8,000,000 in proceeds from convertible debentures issued less $1,089,863 in costs associated with the issuance of those debentures.

As of September 30, 2006, we had a deficit in net working capital of $1,378,876.

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

(b) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company’s Chief Executive Officer/Principal Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell Capital”), which provides for the purchase by Cornell Capital of a secured convertible debenture (the “Debenture”) in the amount of $4,000,000. The Debenture is convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), based on a conversion price which shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The Debenture bears interest at 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the closing bid price of the Common Stock is trading below the conversion price at the time of the redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest. Pursuant to a Pledge and Security Agreement between the Company and Cornell Capital, issued in connection with the Debenture, the Company's obligations under the Debenture are secured by a pledge of all of its assets. The Company will use the proceeds from this sale of securities primarily to purchase the Series A Convertible Preferred Stock of Security Holding Corp.

 In connection with the Securities Purchase Agreement, the Company issued a warrant to Cornell Capital for 100,000,000 shares of the Company’s Common Stock. The warrant has an exercise price equal to $0.01, which may be adjusted under the terms of the warrant, and has a term of five years from the date of issuance on August 21, 2006. The Company also entered into an Investor Registration Rights Agreement with the Cornell Capital pursuant to which the Company is obligated to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No	Description	Location
3.1	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on February 6, 2006

3.2	Certificate of Designation for the Series G Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on February 14, 2006

4.1	Form of Convertible Debenture due February 2009	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the Commission on February 14, 06

Exhibit No	Description	Location

10.1	Securities Purchase Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on February 14, 2006

10.2	Investment Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on February 14, 2006

10.3	Investor Registration Rights Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on February 14, 2006

10.4	Investor Registration Rights Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on February 14, 2006

10.5	Security Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners, LP.	Incorporated by reference as Exhibit 10.5 to Form 8-K filed with the Commission on February 14, 2006

10.6	Agreement and Plan of Merger, dated February 8, 2006, by and among Nexus Technologies Group, Inc., Corporate Security Solutions, Inc., CSS Acquisitions, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on February 14, 2006

10.7	Series A Convertible Preferred Stock Purchase Agreement, dated February 8, 2006, by and between Homeland Security Capital Corporation and Nexus Technologies Group, Inc.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on February 14, 2006

10.8	Securities Purchase Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on August 24, 2006

10.9	Investor Registration Rights Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on August 24, 2006

10.10	Pledge and Security Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on August 24, 2006

10.11	Secured Convertible Debenture, dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on August 24, 2006

10.12	Warrant dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.5 to Form 8-K filed with the Commission on August 24, 2006

Exhibit No	Description	Location

10.13	Agreement and Plan of Merger, dated August 21, 2006, by and among Security Holding Corp., Security Holding Enterprises, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on August 29, 2006

10.14	Series A Convertible Preferred Purchase Agreement, dated August 21, 2006, among Homeland Security Capital Corporation and Security Holding Corp.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on August 29, 2006

31.1	Certification by Chief Executive Officer/Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer/Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

By:	/s/ C. Thomas McMillen
Name: C. Thomas McMillen
Title: President, Chief Executive Officer, Principal Accounting Officer and Interim Chief Financial Officer
Date:	November 14, 2006