Form 10KSB
period 2006-12-31
Homeland Security Capital CORP
filed 2007-04-02
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 814-00631

Homeland Security Capital Corporation
(Exact Name of Registrant as Specified in Charter)

Delaware	52-2050585	4100 North Fairfax Drive, Suite 1150, Arlington, Virginia 22203-1664
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)	(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (703) 528-7073

Common Stock, par value $.001 per share
(Title of Class)

Securities Registered Under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value

Securities Registered Under Section 12(g) of the Exchange Act: None

Indicate by check mark if the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State registrant’s revenues for the fiscal year ended December 31, 2006 were: $8,682,245.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 26, 2007, was approximately $2,280,000 based on the closing price on the Over-The-Counter Bulletin Board market. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 4,175,525,035 shares of the Registrant’s common stock, par value $.001 per share (the “Common Stock”) outstanding at March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

[Not applicable]

This Annual Report on Form 10-KSB contains forward-looking statements that involve certain risks and uncertainties. Homeland Security Capital Corporation’s actual results could differ materially from the results discussed in the forward-looking statements. See “Description of Business”, “Risk Factors” and “Forward-Looking Statements and Associated Risks.”

i

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, our (a) projected revenues and profitability, (b) growth strategies, (c) future financing plans and (d) anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” beginning on page 14 and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

ITEM 1. BUSINESS

History

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is a consolidator in the fragmented homeland security industry. The Company is focused on creating long-term value by taking a controlling interest in and developing its subsidiary companies through superior operations and management. We intend to operate businesses that provide homeland security products and services solutions, growing organically and by acquisitions. The Company is targeting emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues and improve cash flows.

The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” The Company’s original business was to develop and manufacture digital set top boxes and digital video servers for interactive television and high speed internet networks ("interactive video"). The Company also designed, developed, installed, and supported CD-ROM software products for business applications. In February 2001, the Company completed the sale of its CD-ROM segment. The sales of interactive video products were made direct to its customers, except for the education market which was conducted through a network of distributors.

On June 3, 2003, the Company elected to become a business development company (“BDC”), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. Accordingly, the Company changed its business plan to primarily seek investments in developing companies.

As a BDC, the Company had three investments. First, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore") and received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advice. These shares no longer have any value. Second, the Company had direct investments in two companies, the first being in a wholly-owned subsidiary named Celerity Systems, Inc., a Nevada corporation ("Celerity-Nevada"), and the other a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). In the fourth quarter of 2004, Celerity-Nevada was closed with the business and related assets sold. Yorkville returned the Company’s investment in Yorkville to the Company as a liquidating distribution.

On December 30, 2005, at a special stockholders meeting, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the corporate name to “Homeland Security Capital Corporation” and voted to withdraw the Company’s election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisition of, and joint ventures with, companies that provide homeland security products and services.

Business Overview

We are seeking to build consolidated enterprises through the acquisition and integration of multiple businesses in the homeland security industry. We are seeking to create long-term stockholder value by taking controlling interests in companies that provide homeland security products and services and helping them develop through superior operations, management and acquisitions. Our value creation strategy is designed to foster significant growth at our platform companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge. We are targeting emerging and established companies in fragmented sectors of the homeland security industry. These target companies are generating revenues from promising technologies and security products and services but face challenges in scaling their businesses to capitalize on opportunities in the homeland security industry.

Our goal is to become the leading consolidator of product and service companies in the fragmented homeland security industry. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team, and our ability to address the needs of our subsidiary management teams will allow us to achieve our goal of being the “consolidator of choice” of acquisition candidates in the homeland security industry.

In order to achieve our goal, we will focus on:

•	identifying acquisition candidates which meet our consolidation criteria, including the presence of a strong management team as a platform company;

•
attracting and acquiring companies through implantation of our decentralized management approach coupled with strong performance incentives, including the use of earnouts and contingent purchase payments for selling managers;

•
achieving operating efficiencies and synergies by combining non-customer related administrative functions, implementing system and technology improvements and purchasing products and services in large volumes; and

•	acquiring follow-on companies that provide complementary products or services to our platform companies.

We offer a range of operational and management services to each of our companies through a team of dedicated professionals. Our subsidiaries will compensate our holding company for such services. We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our platform companies, and our executives provide mentoring, advice and guidance to develop the management of these companies.

In general, we expect to hold our ownership interest in our platform companies as long as we believe that such companies meet our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a platform company or other subsidiary no longer meets our strategic criteria, we will consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. We may achieve liquidity events through a number of means, including sales of an entire company or sales of our interest in a company, which may include, in the case of public companies owned by us, sales in the open market or in privately negotiated sales and public offerings of the company’s securities. We may, in certain cases, take our platform companies public through a registered spinoff or stock dividend distribution by distributing our subsidiary’s stock held by us to our public stockholders and subsequently registering such shares with the United States Securities and Exchange Commission (the “SEC”). Alternatively, we may utilize a rights offering with respect to particular platform company. A rights offering is an initial public offering of a company directed to our stockholders. It involves the grant by a company to our stockholders of transferable rights to buy shares of the company’s stock at a price established by the company, us, and the underwriter, and supported by two independent valuations. Our stockholders are able to exercise the rights, thereby participating in the initial public offering.

The Industry

We believe the homeland security industry is among the fastest growing industries in the United States. We believe that the billions of dollars of governmental and private sector expenditures for homeland security should result in increased demand for homeland security products and services. We also believe that this anticipated growth should create attractive acquisition opportunities with significant potential for capital appreciation.

The homeland security industry is not an easily defined market. In July 2002, the Department of Homeland Security published the National Strategy for the Homeland Security, which defines homeland security as “a concerted national effort to prevent terrorist attacks within the United States, reduce America’s vulnerability to terrorism, and minimize the damage and recover from attacks that do occur.” It identifies six mission areas:

•	Intelligence and Warning

•	Border and Transportation Security

•	Domestic Counterterrorism

•	Protection of Critical Infrastructure and Key Assets

•	Defense Against Catastrophic Threats

•	Emergency Preparedness and Response

According to Homeland Security Research Corporation, a market research firm, assuming no new major terrorist attack, the worldwide homeland security market, including private sector expenditures, is forecasted to grow by nearly 100% from $231 billion in 2006 to $518 billion in 2015. According to USBX Advisory Services, an investment bank serving the security industry, the overall security industry is highly fragmented with over 130 large, public players and thousands of emerging private companies in the industry. Another significant trend impacting the homeland security industry is the growing decentralized procurement for homeland security products and services between federal, state and local levels. We believe that the highly fragmented nature of the homeland security industry, and of its procurement, is driving growth and consolidation of the industry.

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

Management and Operational Support

We offer management and operational support to our platform companies. We believe these services provide our companies with significant competitive advantages in their individual markets. The resources that we can provide our companies in order to accelerate their development include the following:

•	Marketing. The identification of the company’s market position and the development and implementation of effective market penetration, branding and marketing strategies.

•
Business Development. Providing access to the initial reference customers and external marketing channels that generate growth opportunities through strategic partnerships, joint ventures or acquisitions.

•
Technology. The strategic assessment of technology market opportunities and trends; the design, development and commercialization of proprietary technology solutions; and access to complementary technologies and strategic partnerships.

•
Operations. Significant management interaction to optimize a company’s business, ranging from the establishment of facilities and administrative processes to the operations and financial infrastructure a growing enterprise requires.

•	Legal and Financial. The development of appropriate corporate, legal and financial structures and the expertise to execute a wide variety of corporate and financial transactions.

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

Operating Strategy

Capitalize on Cross-Selling Opportunities. We leverage our current client relationships by cross-selling the range of products and services offered by our various platform companies. For example, we believe cross-selling opportunities will increase as we acquire businesses in other sectors of the homeland security industry.

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

Leverage Platform Company Autonomy. We conduct our operations on decentralized basis whereby management of each platform company will be responsible for its day-to-day operations, sales and service relationships and the identification of additional acquisition candidates in their respective sectors. Our senior management will provide the platform companies with strategic oversight and guidance with respect to acquisitions, financing, marketing, operations and cross selling opportunities. We believe that a decentralized management approach will result in better customer service by allowing management of each platform company the flexibility to implement policies and make decisions based on the needs of customers. This management approach is in contrast to the traditional consolidation approach used by other consolidators in which the owners/operators and their employees are often relieved of management responsibility as a result of complete centralization of management in the consolidated enterprises.

Implement Technology. We utilize technology to enhance our efficiency and ability to monitor our various companies. We believe we will be able to increase the operating margin of combined acquired companies by using operating and technology systems to improve and enhance the operations of the combined acquired companies. We believe that many of our acquired companies have not made material investments in such operating and technology systems because, as independent entities, they lack the necessary scale to justify the investment. We believe the implantation of such systems may significantly increase the efficiency of our acquired companies.

Acquisition Strategy

Identify and Pursue Strategic Consolidation Opportunities. We seek to capitalize upon consolidation opportunities in the homeland security industry by acquiring companies in growing sectors that will benefit from economies of scale having some or all of the following characteristics:

•	generating revenues and preferably profits with established customers;

•	long-term growth prospects for products and services offered;

•	experienced management team willing to continue managing the enterprise;

•	significant acquisition consideration that is performance-based; and

•	a highly fragmented sector of the homeland security industry characterized by significant potential smaller acquisition targets with few market leaders in the sector.

We believe that the homeland security sectors in which we will pursue consolidation opportunities are fragmented and often headed by owners/operators who desire some liquidity and may be unable to gain the scale necessary to access the capital markets effectively. These owner/operators also may not have access to the government markets that are characterized by complex and bureaucratic processes, protracted sales cycles, and diffused procurement between federal, state and local levels.

Acquire Complementary Businesses. We intend to acquire businesses that offer additional expertise and cross-selling opportunities for our platform companies' operations. We also believe that adding complementary businesses may offer geographic breadth and expand our target markets. Increasing our presence within geographic regions will allow us to service our clients more efficiently and cost effectively. As our customers’ industries continue to consolidate, we believe that national coverage and technology capabilities will become increasingly important.

Acquire Strategic New Businesses. We believe that there are numerous attractive fragmented sectors within the homeland security industry, such as products and services for the intelligence industry, medical and public health disaster management, surveillance and monitoring or remote sensing. By entering any one or more of these sectors, we may realize additional operating and revenue synergies across our platform companies, and may leverage existing relationships to create cross-selling opportunities.

Our Platform Companies

We currently conduct our operations through three majority-owned subsidiaries. The following chart provides certain information about those subsidiaries at December 31, 2006:

Name, Address And Headquarters	Place Of Formation	Ownership Percentage	Business

Nexus Technologies Group, Inc. 7 West Cross Street Hawthorne, NY 10532 www.nexusna.com	Delaware, USA	93% (remaining 7% owned by Nexus management and directors)	Nexus Technologies Group, Inc. (“Nexus”) was formed in February 2006 and designs, develops and installs integrated security systems in the Mid-Atlantic region.

Security Holding Corp. 10125 S. 52nd Street Franklin, WI 53132 www.securityinc.com	Delaware, USA	61% (remaining 39% owned by SHC management and directors)
Security Holding Corp. (“SHC”) was formed in August 2006 and develops, manufactures and distributes proprietary radio frequency identification (“RFID”) products, access control devices and security software.

Polimatrix, Inc. 4100 N. Fairfax Drive Suite 1150 Arlington, VA 22203 www.polimatrix.com	Virginia, USA	51% (remaining 49% owned by Polimaster, Inc.)
Polimatrix, Inc. (“PMX”) was formed in September 2006 and designs and manufactures proprietary network capable nuclear and radiological detection and isotope identification devices and distributes other nuclear and radiological detection equipment.

As a result of our ownership percentage and control of the boards of directors of the above subsidiaries, we consolidate the results of operations, excluding the minority interests.

Platform Company Businesses and Products

During 2006, our revenues were generated from (1) sales of RFID products, access control panels and software products (SHC) and (2) engineering, design and installation of security systems and related services (Nexus). We believe that sales from these products and services, as well as nuclear and radiological detection products sold through PMX, will continue to increase during 2007, due mainly to the (i) increase in the number of products being offered through SHC and the new customers being attracted by that subsidiary; (ii) the introduction of the RadFlash radiological detection device sold by PMX; and (iii) the growth in our backlog of services provided by Nexus to approximately $10,000,000. Additionally, in 2007 each of these platform companies will have been in operation as a subsidiary of the Company on a continuous basis, which we believe will enable them to better estimate staffing needs, inventory levels and products and services offered.

Nexus Technologies Group, Inc.

In February 2006, the Company organized Nexus as a new subsidiary and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously with its formation, Nexus acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”), a Pennsylvania corporation doing business as Nexus Technologies Group. Nexus, through CSS, provides integrated security systems for the corporate and governmental security markets. CSS, organized in 2004, provides its own brand of security integration, taking advantage of the rapidly growing field of electronic security. CSS currently has a strong presence in the Mid-Atlantic region with a focus on the New York City market.

The market for integrated security applications is one that is rapidly growing as the business and public sectors continue to recognize the importance and benefits of protecting their personnel, facilities and assets. Nexus is positioned to capitalize on this trend and lead the industry in system design and innovation. By leveraging a unique combination of the latest technology and 50 years of industry experience, Nexus provides innovative, engineered and scaleable solutions to effectively protect people, property and assets for regional, national and international organizations. Based on a solid reputation for excellence, Nexus is typically contracted for the more technically challenging security integration projects.

Nexus has developed a strong niche in the electronic security market through its ability to engineer an open-ended system which combines previously separated systems into one. This enables clients to utilize open-ended technology between existing security technology and newly developed technology in the security sector.

As a systems integrator, Nexus primarily designs, customizes, installs, connects and maintains closed circuit television and access control systems for customers in the private and public sectors. Either together or on a stand-alone basis, these systems detect and/or reduce crime, prevent unauthorized entry and record evidence of infractions or incidents. These systems have proven to be an effective tool in improving building and facility security management.

Nexus has also utilized its security engineering capabilities to expand regionally in the multi-billion dollar electronic security market by contracting for more technically challenging projects initiated by medium- to larger-sized clients. Recently, Nexus has undertaken projects in a variety of markets, including: financial services, corporate and commercial, healthcare, government, utility services, public transportation, airports, industrial complexes, museums, prisons, higher education and data centers, as well as a national accounts program, geared for Fortune 500 companies.

Nexus builds partnerships with customers by working closely with them to completely understand their specific needs. Security system solutions are a business process that impacts all departments in the complex organizations we serve. Nexus understands that to achieve the proper system, an in-depth understanding of the client’s business and their management information systems is vital. By taking the time to achieve a clear understanding of the client’s objectives, Nexus is able to maximize return on investment, system performance and customer satisfaction. Key tenets of the Nexus delivery program include:

•	Provide excellent care and superior service to our customers

•	Deliver consistency and uniformity for each project

•	Put forth fully engineered solutions

•	Engineer technology-driven and scalable solutions

•	Possess in-house technical knowledge of all the technologies utilized

•	Provide professional project management for all projects

The objective of Nexus is to become a leading systems integrator in security that extends its customer base across the country. The key elements of the Company’s strategy involve:

•	Continued application of new proven technological solutions for customer security needs

•	Aggressive marketing to larger customers and projects regionally and nationally

•	Growth by acquisitions of, and joint ventures with, selected systems integrators in complimentary geographic areas of the country

•	Expansion of our work force in technical, marketing and managerial fields as well as our dealer network to capitalize on emerging business opportunities

•	Establishment of additional offices in strategic business locations

To maintain Nexus’ competitive edge, it is our policy to consistently seek and utilize nationally recognized third parties’ advanced technologies applicable to our customers’ and the marketplace’s evolving needs.

Nexus is a non-proprietary provider of integrated security solutions including access control, alarm/intrusion, CCTV, communication, perimeter protection and bomb and metal detection security systems. Nexus is aligned with most of the major industry Original Equipment Manufacturers (OEMs), which provides our clients with flexibility and cost efficiency. This is a key aspect of the Nexus business model. While the technology that Nexus incorporates into its integrated electronic security systems is highly sophisticated and proprietary, Nexus has followed a policy of using commercial off-the-shelf technology (COTS) for the individual components that make up a system. This minimizes development costs on the front-end and ensures and provides the system with scalability and lower maintenance costs on the back-end.

The systems developed by Nexus pull together all core facility security systems and seamlessly integrate information from these different enterprise subsystems. Ultimately, its engineered solutions enable its customers to have information they need to make critical decisions quickly and correctly.

Information technology and networking always are critically important to corporate security infrastructure. Nexus products and services are grounded in IT standards. By utilizing the latest software industry practices and standards in the selection of its strategic partners, Nexus’ efforts bring the power of leading-edge technology and flexibility of open systems architecture to a previously proprietary security market.

Nexus maintains the highest standards by continually reviewing and improving all of our work processes, procedures and policies to ensure our internal and external customer requirements are completely satisfied. The success of Nexus is measured by the satisfaction of its customers and subsequently, by the growth of its customer base.

Security Holding Corp.

In August 2006, we acquired a majority interest in SHC, through the purchase of $3,000,000 of SHC’s convertible preferred stock. Simultaneous with our acquisition of SHC, SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”), a Wisconsin corporation, through a merger with SHC. SHEI owned 100% of the outstanding equity of each of Auto Access Identification, Inc. (“AAID”), SecurityInc, LLC (“SI”) and Cyberlynk (“CL”). Upon the consummation of the acquisition, SHEI ceased operations, leaving its aforementioned subsidiaries wholly owned by SHC. Also, in August 2006, SHC acquired substantially all of the assets of Compass Technologies Inc. (“CTI”), a Delaware company, for $500,000 in cash.

SHC’s and its subsidiaries’ strategy includes the following principles:

•	Provide products that integrate new technologies and exclusive features when doing so enhances the safety and security of our customers’ people, property, information, and business mission

•	Create high-value products and market them at a more competitive price and superior performance levels than our competitors

•	Commit to providing the best possible service and continually strive to exceed our customers’ expectations

•	Offer a customer-centered provider of products and services committed to solutions that meet our customers’ specific needs

•	Provide the performance, reliability, and scalability that customers expect from a dedicated leader

SHC, through its subsidiaries, provides numerous products and services to a variety of corporate and government customers. The following is a brief description of each subsidiary:

SecurityInc, LLC. SecurityInc, LLC is a Milwaukee-based company that includes a management and engineering team with more than 100 years of combined experience in the RFID, security and access control industries. SI offers full solutions for access control, asset protection and asset tracking for commercial, institutional and government clients. It sells, through its internal sales force and national distributors, electronic access control panels used to secure entry points in buildings, active and passive RFID components and systems used in tracking people, vehicles and high-value assets, enterprise software used for electronically coordinating security, environmental and electrical systems in single or multi-building environments and specialty designed and engineered products for custom applications.

Auto Access Identification. Auto Access Identification is a Peachtree City, Georgia-based value added manufacturer and master distributor of RFID-enabled solutions for the residential, commercial and government markets. AAID markets its products through an internal sales force as well as a network of strategic partners including OEMs, distributors, VARs, system integrators and installing dealers. For more than six years, AAID has been supplying its strategic partners with ultra long-range tags and readers, typically used in a specially designed and engineered configuration, and AAID has more than 2,000 worldwide installations. AAID primarily performs installations at corporate facilities, parking facilities, military bases and gated residential communities.

Compass Technologies, Inc. Compass Technologies, Inc is an Exton, Pennsylvania-based technology company which designs, manufactures and supports forward-thinking access control and security management software systems designed to control and integrate multiple disciplines of electronic security, environmental and operational systems for virtually any size facility. CTI currently has approximately 130 installations in state and federal government locations and institutions of higher learning. Based on .Net technology, a complete solution for access control applications is available incorporating video badging, global interlocks, touch screen and peer-to-peer capabilities. With an architecture providing easy expansion from the smallest system to the largest enterprise application, a simple building block approach to complete security integration can be achieved.

CyberLynk, Inc.  CyberLynk, Inc. is a Milwaukee-based provider of redundant server applications, IT and router support infrastructure, FTP site hosting and spam and virus removal services. Founded in 1995, CL currently serves over 1,500 customers with a variety of products, services and support.

Polimatrix, Inc.

In September 2006, we formed Polimatrix, Inc., a U.S.-based joint venture with Polimaster, Inc. (“Polimaster”), a company involved in the field of nuclear and radiological detection and isotope identification. Polimaster has been in the nuclear and radiological detection business for several years, with their technology widely in use in the U.S. Department of State, US Secret Service, Coast Guard and the New York Police Department.

Major threats to national security are the potential detonation of a nuclear bomb with its significant economic and human costs or, alternatively, the potential detonation of a “dirty bomb”, a radiological dispersion device (“RDD”) that is not a nuclear bomb and does not result in a nuclear explosion. Rather, a RDD is a device that contains radioactive materials attached to explosive materials that, when detonated, releases radiation over a wide area causing physical and environmental contamination, economic damage, and physical harm.

The current deployment of nuclear and radiological detection devices around the world has been compared to a “Maginot line of defense.” Most of the current detection devices are fixed as to location and are deployed at perimeter borders and ports. The current non-perimeter devices are located at obvious, easily avoided, areas such as New York’s Times Square, bridges and tunnels. The vast majority of these devices are “dumb” devices and are not networked and many of them are without isotope identification capability. Many of these devices are easily defeated if the nuclear or radiological materials are lightly shielded.

Although PMX had no material operations in 2006, we were able to identify several potential governmental and commercial customers, who are concerned with nuclear and radiological terrorist threats, and to start preliminary development on a proprietary line of products, whose technology is licensed from Polimaster, to be used in portable handheld devices for networked nuclear and radiological detection and isotope identification. In December 2006, this line of devices, named RadFlash, was demonstrated to potential commercial customers and several government agencies at both the federal and state levels. We are currently field-testing this line of products across several types of communication and IT networks.

RadFlash is an exclusive line of devices which are highly cost effective, networked and capable of rapid isotope identification, while eliminating many of the false positives inherent in most of our competition’s products. The unique advantages allow rapid low cost deployment of a distributed detection network that is randomized and layered. A major deployment of the RadFlash system will cost less than the competitors’ systems, systems that only have a fraction of the capabilities of the RadFlash system. The RadFlash network also provides real-time situational awareness and empowers command, control and communications.

Accordingly, the PMX strategy includes:

•	Widespread deployment of a small, smart, networked isotope identification device that is comparably inexpensive

•
Deploy devices with governmental and nongovernmental individuals where interactions with terrorists are most likely to occur (postal workers, rental car agencies, toll booths and law enforcement agencies)

•
Saturate cities with networked devices effectively creating a randomized, layered and distributed network putting terrorists constantly at risk, degrading their ability to act, move, operate and attack (taxi cabs, subways, courier services and police and fire departments)

•	Keep devices small, scaleable, simple to use and understand and enabling real-time networked communications for command and control tracking

Significant Customers

As of December 31, 2006, we did not have a concentration of customers in any of our subsidiaries that accounted for a material portion of our consolidated revenues or consolidated net accounts receivable.

Significant Suppliers

As of December 31, 2006 our AAID subsidiary purchased substantially all of its RFID tags, readers and associated components from Wavetrend Technologies Limited (“Wavetrend”), a foreign company whose primary manufacturing facilities are located in South Africa. If our relationship with Wavetrend were to terminate or if AAID were unable to purchase RFID products from them, for any reason, our business could be materially adversely affected.

Research and Development

Consistent with our product development strategy, we are seeking to identify and evaluate new products and services in all our subsidiaries. During 2006, research and development expenses were approximately $130,000, all of which was expended for RFID and software technologies in our SHC subsidiaries.

During 2007, we expect to continue to focus our research and development efforts on existing and new products for homeland security applications. These efforts will continue the research and development we performed in 2006. Although we have made promising advances during 2006, we did not develop any new products as of December 31, 2006 which materially added to our revenues. While we continue to move forward with our research and development programs and to pursue the establishment of additional proprietary patented, copyrighted or trademarked products, we do not expect at this time to receive significant revenues in 2007 from these products.

Patents and Proprietary Rights

We rely primarily on a combination of patents, copyrights and trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, processes and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property. See “Risk Factors” on page 14.

SHC’s subsidiary, CTI, currently has two U.S. patents (US Patent No. 6,529,137 dated March 4, 2003 and US Patent No. 6,925,337 dated August 2, 2005). We also have two U.S. registered trademarks issued in the name of CTI (Registration Nos. 2369958 and 2807071) in addition to several copyrights also issued in that name. Ongoing work in the area of our RFID and security software (some of which is currently being performed by outside entities) may also lead to patentable inventions.

In January 2006, we entered into an exclusive licensing agreement with Innovative Control Systems, Inc. ("ICS") that entitles ICS to exclusive intellectual property rights, including all patents and patent applications, know-how, utility models, rights in industrial designs, trademarks and service marks, covering a specialized line of RFID tags and readers. The license requires payment by ICS of a royalty based on a percentage of its or its sublicensees’ net sales of products derived from the technology covered by the licensing agreement.

In July 2005, we entered into an exclusive licensing agreement with Accuteck, LLC that entitles us to the sole license of the know-how, as well as all processes and trademarks which relate to the products sold by us designated SDC, TAG and READER which have been or will be developed by or in conjunction with related group companies and contractors. In consideration of the payment of $180,000, we received a perpetual, exclusive, transferable, assignable right and license with the right to grant sublicenses of the know-how to manufacture the products.

In September 2006, we entered into an exclusive licensing agreement with Polimaster that entitles us to the exclusive intellectual property rights of the RadFlash product (other than in Japan, Egypt and the countries that comprised the former Soviet Union). The licensing agreement has a term that expires on December 31, 2007 but automatically renews for 10 one-year periods. The licensing agreement may be terminated by Polimaster if certain contractual milestones are not achieved by the end of the 2008 and 2009 calendar years. Polimaster is entitled to receive a 5% royalty fee based on gross revenues for the sale of the product. Polimaster has filed a patent application on the RadFlash product. We can offer no assurances that any patents will be awarded related to the product.

Competition

Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we. Some of our competitors may form partnerships or alliances with other large homeland security companies, with the resulting entity possessing greater market strength than we have. Many of the areas in which we either compete or intend to compete are rapidly evolving. Competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of product performance, proprietary position and price and performance, in many cases the first company to introduce a product to the market will obtain at least a temporary competitive advantage over subsequent market entrants. We face competition in all of our subsidiaries as described below.

Nexus. A large number of companies are involved in the security integration industry, an industry that received a significant impetus from the events of September 11, 2001. Many of these companies (such as Henry Brothers Electronics, Inc. and Diebold, Inc.) are significantly larger than Nexus and generally have greater financial resources at their disposal. We believe that our unique approach to business in this sector of the industry coupled with our highly engineered security system design and installation and our management teams’ many years of experience will be attractive to the marketplace. Given the size and importance of the homeland security market, we anticipate that even greater competition will emerge. Additionally, within the services segment of homeland security, there will continue to be significant additions to security services required. There will be continued pressure within this business segment by larger service providers such as Henry Brothers Electronics, Inc.; however, there are niche segments that provide us significant opportunities.

Security Holding Corp. A large number of domestic and international companies are involved in the RFID, access control and security software industries. Many of these companies (such as Access International, Inc., Savi Technology, DSX Access Systems, Inc. and IDenticard Systems) are significantly larger than SHC and generally have greater financial resources at their disposal. We believe that we are well-positioned in each of these security industry segments in that we are able to design, manufacture and deliver complete security solutions, to a variety of OEMs, distributors, VARs, system integrators and installing dealers at a lower cost when compared to our competitors. Our low cost manufacturing and distribution process is a result of efficiencies obtained through a streamlined approach to employment levels, sub-contract agreements and inventory management. Additionally, we design and manufacture non-standard products for our customers, products our competitors typically will not make.

Polimatrix. The market for nuclear, radiological and isotope detection devices as applied to homeland security is new but rapidly growing. Many large domestic and international companies (such as Thermo Scientific and Canberra) have recently added a nuclear and radiological detection product line, either through acquisition or development. These companies are significantly larger than PMX and have greater financial resources than PMX. Our recent entry into this industry segment is through a joint venture with a long established, well respected company. We believe that through our partners’ past success in this industry and our financial resources and management expertise, we will be able to gain a significant foothold in this emerging industry. Also, our development efforts have been concentrated primarily in handheld networked nuclear and radiological detection equipment. This niche segment of the market has less competitors and has no clear leader.

Manufacturing and Supply

We do not have any written agreements with our suppliers. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources of supply could have a materially adverse affect on our relations with our customers.

Generally, with the exception of our RFID products, we find the products necessary for our operations to be readily available, either from the general marketplace for raw materials that are commonly available or through our suppliers.

Government Regulation

Regulation by government authorities or international agencies in the United States and other countries is a significant consideration in the research, development, production, distribution and marketing of our RFID and radiological detection products. In order to test, manufacture, distribute, market and sell products, we must follow safety and other standards established by applicable regulatory authorities. We may be subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions and manufacturing practices, and the use, storage and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing activities. The regulations potentially material to our business are summarized below.

RFID Products. Federal Communications Commission (“FCC”) regulations in the U.S. are applicable to all RFID devices manufactured and sold.  The only exemptions are government applications and those places that are exempt because of a site license that may be issued on request and inspection by an FCC authorized facility. Currently, active readers, which we sell, have been focused on specifically by the FCC because they emit large amounts of energy as they search for passive tags in their range. All products sold and purchased from Wavetrend are marked with appropriate FCC labeling. In this case, because a passive reader is used, there is no transmission of energy from the reader. Regardless, the reader must still be FCC approved. The manufacturer is responsible for accurate testing and labeling. Active tags produce little energy therefore they generally do not interfere with other electronic devices. If our RFID products were to be found unacceptable by the FCC, our operations would be adversely effected, likely to a material degree.

Nuclear and Radiological Detection. The federal government does not specifically regulate performance of our nuclear and radiological detection devices.  However, in developing and testing our devices we use a number of radiological isotopes and materials to verify product effectiveness. Many of these isotopes are regulated by the IAEA and require the users to obtain and maintain a current license to possess these materials. Also the IAEA regulates the purchase, shipment and storage of such materials and we are subject to random inspection to assure compliance with specific regulations. If we fail to comply with the appropriate regulations or are not granted a renewal of our license, for any reason, the development of our products could be adversely effected. Additionally, there are American National Standards Institute (“ANSI”) standards that our devices must meet in order to meet the requirements for federal grant funds.  PMX devices have been tested by Department of Homeland Security and other third-party validators and have been shown to meet these standards.  As a result, our devices are listed on the Responder Knowledge Base list of available products and can be procured with such grant funds.  Similar standards exist through the IAEA, and our devices also comport with these international standards.  Beyond these general standards, individual procurements typically include qualifications that devices must meet to be procured.  These procurement standards by necessity must be evaluated on a case by case basis.

Product Liability and Insurance

Our business exposes us to substantial product, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, installation, marketing, distribution, and in the use of our products and operations. We have, and will attempt to renew, product liability insurance in order to protect ourselves from such potential exposures; however there can be no guarantee that upon expiration of our current coverage, adequate insurance coverage will be available, or, if available, that the cost will be acceptable. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions. Additionally, we intend to apply for “Homeland Security product coverage” under the United States Safety Act. If this application is accepted, we, our manufactures and our customers would be covered for liability of that product in the event the specified product was in place during an occurrence defined as a terrorism attack.

Employees

As of March 26, 2007, we had 58 full-time employees. We have:

21 employees in our Nexus subsidiary;

34 employees in our SHC subsidiary (including SI, CTI, AAID and CL); and

3 employees in our corporate offices.

We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement. We also employ a number of contractors or consultants on a regular basis.

The address of our principal executive offices and our telephone and facsimile numbers at that address and our website address are:

Homeland Security Capital Corporation 4100 N. Fairfax Drive, Suite 1150 Arlington, VA 22203 Telephone No.: (703) 528-7073 Facsimile No.: (703) 528-0956 www.hscapcorp.com

Our Common Stock trades under the symbol “HMSC.OB.”

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

We Have A Limited Operating History Which Makes It Difficult To Evaluate Our Current Business And Future Prospects And May Cause Our Revenues To Decline

The Company consolidates companies in the homeland security industry. Until its acquisitions of Nexus and Security Holding Corp. in 2006, the Company had not generated any revenues other than interest income on its cash since 2002. The Company’s ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such acquired business and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.

We Are Dependent Upon Key Personnel Who Would Be Difficult To Replace And Whose Loss Could Impede Our Development

The Company believes that its success depends principally upon the experience of C. Thomas McMillen, its Chairman and Chief Executive Officer. Although Mr. McMillen has substantial experience in acquiring and consolidating businesses, our other personnel do not have significant experience in managing companies formed for the specific purpose of consolidating one or more industries (other than McMillen’s experience in managing Fortress America Acquisition Corporation (“FAAC”)) or in managing businesses in the homeland security industry. As a result, the Company likely will rely significantly on the senior management of any significant businesses it acquires in the future. Such acquired senior management may not be suitable to the Company’s business model or combined operations.

If the Company loses the services of one or more of its current executives, the Company’s business could be adversely affected. The Company may not successfully recruit additional personnel and any additional personnel that are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. The Company does maintain key man life insurance with respect to Mr. McMillen in amount of $5 million. See “Management.”

Appropriate Acquisitions May Not Be Available Which May Adversely Effect Our Growth

The results of the Company’s planned operations are dependent upon the Company’s ability to identify, attract and acquire additional desirable acquisition candidates, which may take considerable time. The Company may not be successful in identifying, attracting or acquiring additional acquisition candidates, in integrating such candidates into the Company or in realizing profits from any acquisition candidates, if acquired. The failure to complete additional acquisitions or to operate the acquired companies profitably would have a material adverse effect on the Company’s business, financial condition and/or results of operations.

If Our Consolidation Strategy Is Not Successful, Our Operations And Financial Condition Will Be Adversely Affected

One of the Company’s strategies is to increase its revenues, the range of products and services that it offers and the markets that it serves through the acquisition of additional homeland security businesses. To date, the Company has completed three acquisitions and has signed a nonbinding letter of intent with one other company. Investors have no basis on which to evaluate the possible merits or risks of any future acquisition candidates’ operations and prospects. Although management of the Company will endeavor to evaluate the risks inherent in any particular acquisition candidate, the Company may not properly ascertain all of such risks.

Management of the Company has virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and broad discretion. Management may not succeed in selecting acquisition candidates that will be profitable or that can be integrated successfully. Although the Company intends to scrutinize closely the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, the Company’s assessment of management may not prove to be correct. The Company may enlist the assistance of other persons to assess the management of acquisition candidates.

One of the key elements of the Company’s internal growth strategy is to improve the profitability and increase the revenues of acquired businesses. The Company will seek to improve the profitability and increase the revenues of acquired businesses by various means, including combining administrative functions, eliminating redundant facilities, implementing system and technology improvements, purchasing products and services in large quantities and cross-selling products and services. The Company’s ability to increase revenues will be affected by various factors, including the Company’s ability to expand the products and services offered to the customers of acquired companies, develop national accounts and attract and retain a sufficient number of employees to perform the Company’s services. There can be no assurance that the Company’s internal growth strategies will be successful.

Obligations Of Our Chief Executive Officer May Create A Conflict Of Interest That Could Adversely Affect The Company’s Operations

Our Chairman and Chief Executive Officer, C. Thomas McMillen (“McMillen”) is required to devote at least 25 hours per week to the Company pursuant to an employment agreement, dated as of August 30, 2005, with the Company (the “McMillen Employment Agreement”). Mr. McMillen also serves as Vice Chairman of Fortress International Group, Inc. (“FIG”), a mission critical firm that is the successor company to Fortress America Acquisition Corporation that completed an initial public offering in July 2005. The officers and directors of FIG, including McMillen, have an obligation, so long as they are an officer or director, to present to FIG for its consideration, prior to presentation to any other entity, including the Company, any business opportunity which may reasonably be required to be presented to them under Delaware law, subject, however, to any pre-existing fiduciary or contractual obligations they might have. The McMillen Employment Agreement does not preclude McMillen from competing with the Company through his position as an officer of FIG. It is possible, however, that FIG will become a competitor of ours if the business it acquires serves markets or sectors of the homeland security industry the Company is serving.

Our Inability To Successfully Integrate Our Acquisitions May Adversely Affect Our Operations And Financial Condition

The Company’s business model is based upon an aggressive acquisition program. No assurance can be given that the Company will be able to successfully integrate its future acquisitions without substantial costs, delays or other problems. The costs of such acquisitions and their integration could have an adverse effect on short-term operating results. Such costs could include severance payments to employees of such acquired companies, restructuring charges associated with the acquisitions and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs. Any failure by the Company to make acquisitions would have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the Company may be unable to replicate the success in consolidating various industries that other consolidators have achieved.

The Company may not be able to execute successfully its consolidation strategy or anticipate all of the changing demands that consolidation transactions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. In addition, the rapid pace of acquisitions may adversely affect the Company’s efforts to integrate acquisitions and manage those acquisitions profitably. Moreover, it is possible that neither management of the Company nor management of any of the acquired companies will have the necessary skills to manage a company implementing an aggressive acquisition program. The Company may seek to recruit additional managers to supplement the incumbent management of the acquired companies but the Company may not have the ability to recruit additional managers with the skills necessary to enhance the management of the acquired companies. Any or all of these factors could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company believes that the homeland security industry will undergo considerable consolidation during the next several years. The Company expects that, in response to such consolidation and in light of the Company’s financial resources, it will consider from time to time additional strategies to enhance stockholder value. These include, among others, strategic alliances and joint ventures; purchase, sale and merger transactions with other large companies; and other similar transactions. In considering any of these strategies, the Company will evaluate the consequences of such strategies, including, among other things, the potential for leverage that would result from such a transaction, the tax effects of the transaction, and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

Failure To Qualify For Investment Company Act Exemptions Could Adversely Effect Our Growth And Financial Condition

The regulatory scope of the Investment Company Act extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act also may apply to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities that bring it within the Investment Company Act’s definition of an investment company. The Company believes that its principal activities, which will involve acquiring control of operating companies and providing managerial and consulting services, will not subject the Company to registration and regulation under the Investment Company Act. The Company intends to remain exempt from investment company regulation either by not engaging in investment company activities or by qualifying for the exemption from investment company regulation available to any company that has no more than 45% of its total assets invested in, and no more than 45% of its income derived from, investment securities, as defined in the Investment Company Act.

There can be no assurance that the Company will be able to avoid registration and regulation as an investment company. In the event the Company is unable to avail itself of an exemption or safe harbor from the Investment Company Act, the Company may become subject to certain restrictions relating to the Company’s activities, as noted below, and contracts entered into by the Company at such time that it was an unregistered investment company may be unenforceable. The Investment Company Act imposes substantive requirements on registered investment companies including limitations on capital structure, restrictions on certain investments, prohibitions on transactions with affiliates and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company could have a material adverse effect on the Company.

Potential Tax Consequences Of Our Acquisitions May Adversely Affect Our Financial Conditions

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to the Company, the acquisition candidate and their respective stockholders. Nonetheless, the Internal Revenue Service (the “IRS”) or appropriate state tax authorities may not ultimately agree with the Company’s tax treatment of a consummated business combination. To the extent that the IRS or state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to the Company, the acquisition candidate and/or their respective stockholders.

We May Be Dependent On Government Contracts For A Substantial Portion Of Our Revenues, And Any Reduction In The Amount Of Business We Do With Federal, State And Local Governments And Government Agencies Could Have A Material Adverse Effect On Our Revenues, Operating Results And Financial Condition

We may derive a substantial portion of our revenues from contracts with federal, state and local governments and government agencies, including subcontracts under government prime contracts, and the success and growth of our business will continue to depend on our potential and current successful procurement of government contracts either directly or through prime contractors. Many of our government customers, such as the Department of Defense, the Department of Homeland Security and the Department of Health and Human Services, as well as state and local critical incident response agencies, are subject to stringent budgetary constraints and political considerations, and our business, revenues and operating results may be materially adversely affected if levels of government expenditures and authorizations for critical incident response related programs decrease, remain constant or shift to programs in areas where we do not provide products and services. Traditionally, the opportunities to generate significant profit margins under government contracts are limited. This is particularly true with respect to certain government contracts and subcontracts we may perform that are subject to cost-allowability and reasonableness limitations that have no counterpart in the private sector. In addition, our business under government contracts may be adversely affected if:

•
our reputation or relationship with government agencies is impaired and reflected in past-performance ratings, which increasingly have become the determining factor among bidders in competitive procurements;

•
we are prevented from entering into new government contracts, including subcontracts issued under prime government contracts, or extending existing government contracts based on violations or suspected violations of procurement laws or regulations;

•
we are not granted security clearances or import or export licenses that may be required to sell our products to domestic or foreign governments or such security clearances or import or export licenses are revoked;

•	there is a change in government procurement procedures; or

•	we are suspended from contracting with a domestic or foreign government or any significant law enforcement agency.

These and other factors could cause governments and governmental agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at will or to abstain from exercising options to renew contracts, any of which could have a material adverse effect on our business, revenues and operating results.

Our Strategy Of Generating Growth Through Acquisitions Has Risks And There Is No Assurance We Will Succeed, Which Could Materially Harm Our Business And Prospects For Growth

We have pursued an acquisition strategy in order to build our business of providing an integrated suite of products and services to participants in the homeland security industry. We have acquired two operating companies to date and have entered into a joint venture with respect to PMX. We intend to continue to pursue the acquisition of companies with products and services that can be integrated with our existing offerings. Our acquisition strategy is important to the success of our business because it supports our strategy of selling a broad platform of integrated offerings for customers who we believe prefer to buy multiple product and service offerings from fewer vendors. However, we may not be able to identify and acquire appropriate target businesses in the future at reasonable prices or at all. Other companies also pursue acquisitions of companies in the critical incident response marketplace and we expect competition for acquisition candidates in our industry to increase, which may mean fewer suitable acquisition opportunities for us, as well as higher acquisition prices. In addition, even if we are successful in acquiring target companies, we may have difficulty integrating the acquired companies’ product and service offerings with our existing offerings and sales channels, which would reduce the benefits to us of the acquisitions and limit the effectiveness of our strategy. If we are unable to successfully pursue our strategy of acquiring complementary businesses, our business, financial condition, and growth prospects could be materially adversely affected.

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

Costs Arising From Our Future Acquisitions Could Adversely Affect Our Financial Condition

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

Our operating results are difficult to predict and may fluctuate significantly in the future. As a result, our stock price may be volatile. The following factors, many of which are outside our control, can cause fluctuations in our operating results and volatility in our stock price:

•	expenses incurred in pursuing and closing acquisitions and in follow-up integration efforts;

•	changes in customers’ budgets and procurement policies and priorities, and funding delays, particularly with respect to government contracts;

•	new competitors and the introduction of enhanced products from new or existing competitors;

•	unforeseen legal expenses, including litigation and bid protest costs;

•	unanticipated delays or problems in releasing new products and services; and

•	the amount and timing of our investments in research and development activities and manufacturing improvements.

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

We Will Be Required To Evaluate Our Internal Controls Over Financial Reporting Under Section 404 Of The Sarbanes-Oxley Act Of 2002, Which Could Result In A Loss Of Investor Confidence In Our Financial Reports And Have An Adverse Effect On The Price Of Our Shares Of Common Stock

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our year ending December 31, 2008, the report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We have identified certain material weaknesses in our internal controls over financial reporting that we are in the process of addressing. We cannot be certain that we will be able to complete our evaluation of our internal controls, testing and any required remediation in a timely fashion once we become subject to the requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls beginning with our year ending December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

Failure to comply with the new rules may also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, on committees of our board of directors, or as executive officers.

General Risks

We May Need To Raise Additional Capital On Terms Unfavorable To Our Stockholders

Based on our current level of operations, we believe that our cash flow from operations, together with amounts we are able to borrow under our existing lines of credit, will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the foreseeable future. However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the defense and security industries. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our traditional and recently required operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our existing businesses.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our Common Stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange;

•	whose price is not quoted on the NASDAQ automated quotation system (NASDAQ-listed stock must still have a price of not less than $5.00 per share); or

•
in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

In addition to the “penny stock” rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired degree. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We Do Not Expect To Pay Dividends With Respect To Our Common Stock Which May Hinder Our Ability To Attract Additional Capital

The Company has not paid any dividends on its Common Stock to date. The payment of any dividends will be within the discretion of the Company’s Board of Directors. The Board of Directors expects to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future

We Have Historically Had Severe Working Capital Shortages, Even Following Significant Financing Transactions

Although we raised capital totaling approximately $9,000,000 (net of expenses) during the last two fiscal years we have had working capital shortages in the past, and our consolidated financial statements for the twelve months ended December 31, 2006, indicate that we have a working capital deficit of $3,569,679.

We issued 5% Debentures aggregating $4 million in August 2006 (net proceeds of $3.585 million after payment of fees and expenses). In February 2006, the same investor purchased an additional $4 million of 5% Debentures (net proceeds of $3.580 million after payment of fees and expenses).

Based on the amount of capital we have remaining and our current negative cash flow from operations and investing activities, we anticipate that we may continue to incur a working capital deficit unless we are able to substantially increase our revenue or reduce our expenses, thereby generating positive cash flow from operations and (ultimately) operating income. As a result of our recent financing activities, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow throughout our 2007 fiscal year.

We Have Raised Capital And Issued Securities During The Years Ended December 31, 2006 And 2005, And Subsequently Which Has Resulted (And Will In The Future When Warrant Exercises Or Conversions Occur Result) In Dilution To Our Existing Stockholders; This Was Accomplished To Provide Necessary Working Capital Or Obtain Assets And Services.  We Will Likely Issue More Securities To Raise Additional Capital Or To Obtain Other Services Or Assets, Any Of Which May Result In Substantial Additional Dilution

During the course of the last two fiscal years, we have raised capital of approximately $9,000,000 (net proceeds of approximately $8 million after payment of fees and expenses) to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of Common Stock, convertible preferred stock and common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors and the exercise of previously issued common stock warrants and stock options. During this same period of time, we issued common stock warrants and shares of Common Stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing stockholders—both as a reduction of their percentage ownership in the Company and because of issuances that will be, when warrants are exercised or debentures are converted, at prices below the market.

The 5% Debentures, Series F Preferred Stock (the “Series F Stock”) and the Series G Preferred Stock (the “Series G Stock”), have significant restrictions on our ability to raise any additional capital.  If we raise additional working capital, we will likely have to issue additional shares of our Common Stock and common stock warrants at prices that may dilute the interests of our existing stockholders.

Accounting Charges Resulting From Our Issuance Of Our Debentures May Lead To Significant Non-Cash Charges Which Would Adversely Impact Future Interest Expense, Net Income And Earnings Per Share And May Also Lead To Future Volatility In Our Financial Statement Components

The issuance of the 5% Debentures has resulted in the classification of certain warrants and the conversion feature embedded in the 5% Debentures as derivative liability instruments (a $6,187,211 current derivative liability at December 31, 2006).  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations.  Additionally, we will be required to record significant non-cash interest charges over the life of the 5% Debentures (in addition to interest expense relating to the 5% interest rate borne by the 5% Debentures which will be paid in cash or shares of our Common Stock, at the holder’s option).  The combination of these two factors will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

If Demand For Any Of Our Products Grows Suddenly, We May Lack The Resources To Meet Demand Or We May Be Required To Increase Our Capital Spending Significantly

If we are able to develop and market our products successfully, we may experience periods of rapid growth that place a significant strain on our financial and managerial resources.  Through our research and development efforts we are also attempting to develop additional products and lines of business.  Our ability to manage growth effectively, particularly given our increasing scope of operations, will require us to continue to implement and improve our management, operational and financial information systems, and will require us to develop the management skills of our personnel and to train, motivate and manage our employees.  Our failure to effectively manage growth could increase our costs of operations and reduce our margins and liquidity, which could have a material adverse effect on our business, financial condition and results of operations.

Our Common Stock Is Vulnerable To Pricing And Purchasing Actions That Are Beyond Our Control And, Therefore, Persons Acquiring Or Holding Our Shares Or Warrants May Be Unable To Resell Their Shares At A Profit As A Result Of This Volatility

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of technological innovations or new products by us or our competitors, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing and development schedules, technological innovations or new products by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, and economic and other external factors all affect the market price of our securities.

The Continuously Adjustable Conversion Price Feature Of Our 5% Debentures Could Require Us To Issue A Large Number Of Shares, Which Would Cause Dilution To Our Existing Stockholders And May Encourage Investors To Make Short Sales Of Our Common Stock, Which Could Depress The Price Of Our Common Stock

We may be obligated to issue an extremely large number of shares upon the conversion of the 5% Debentures we have issued (or have agreed to issue) because the conversion price is to be the lower of (a) $0.01 per share or (b) 90% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the thirty trading days immediately preceding the conversion date (“Market Conversion Price”).  Hence, the number of shares of our Common Stock issuable upon conversion of the 5% Debentures will increase if the market price of our stock declines, which may cause dilution to our existing stockholders.  Furthermore, the significant downward pressure on the price of the Common Stock as the holder of the 5% Debentures converts and sells material amounts of Common Stock could encourage short sales by investors. Such short sales could place further downward pressure on the price of the Common Stock, which in turn would lead to further dilution.  In addition, not only the sale of shares issued upon conversion or exercise of debentures or warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the Common Stock.

Outstanding Debentures, Options And Warrants May Make It Difficult For Us To Obtain Additional Capital On Reasonable Terms

As of December 31, 2006, we had 5% Debentures aggregating $8 million in principal amount outstanding. The aggregate principal of the 5% Debentures are convertible into approximately 9.88 billion shares of Common Stock, assuming a conversion price of $.00081 (based upon a 10% discount to the lowest daily VWAP for the thirty trading days prior to December 31, 2006 which is lower than the fixed conversion price of $0.01).  The holders’ rights to convert the 5% Debentures and associated warrants are, however, subject to certain share issuance limitations.  In addition, we had outstanding options and Common Stock warrants for the purchase of up to 1.106 billion shares of Common Stock at an average exercise price of approximately $0.001928 per share.  If all of the outstanding options, debentures and common stock warrants were to be converted, they would represent approximately 72% of our outstanding common shares on a fully diluted basis.  Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our Common Stock when it is to their economic advantage to do so.  Therefore, even with lower current market prices for our Common Stock, the market overhang of such a large number of warrants, options, convertible preferred stock and convertible debentures may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

If We Fail To Effect And Maintain Registration Of The Common Stock Issued Or Issuable Pursuant To Conversion Of Our Convertible Debentures, Or Certain Of Our Outstanding Common Stock Warrants, We May Be Obligated To Pay The Investors Of Those Securities Liquidated Damages

We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding Common Stock and Common Stock underlying outstanding convertible debentures and common stock warrants.  Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933.  One of those obligations relates to a requirement to file a new registration for shares issuable pursuant to the (a) 5% Debentures issued in February 2006, certain shares of Common Stock and the Series F Stock by May 7, 2007 and to achieve effectiveness of that registration statement by August 5, 2007 and (b) 5% Debentures issued in August 2006 and the related warrants by November 22, 2007 and to achieve effectiveness of that registration statement by February 20, 2008.  If we are unable to meet the these filing or effectiveness obligations, we would be obligated to pay the holder of these securities liquidated damages equal to 2% of the liquidated value of these securities outstanding (approximately $9 million assuming no conversions) for each 30 day period after the applicable date as the case may be. The liquidated damages may be paid in cash or shares of our Common Stock if registered, at the holder’s option.

If we fail to meet any obligations we have to have effective and current registration statements available, we may become obligated to pay damages to investors to the extent they may be entitled to damages.  We cannot offer any assurances that we will be able to maintain the required current information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

ITEM 2.PROPERTIES

The Company subleases approximately 1,850 square feet of office space, which serves as its and Polimatrix’s executive offices, at 4100 N. Fairfax Drive, Suite 1150, Arlington, VA 22203 from Washington Capital Advisors, LLC (“Washington Capital”) on a month to month basis. Lease payments are $4,600 per month and include utilities, furniture and equipment. Washington Capital is wholly owned by C. Thomas McMillen, our Chairman and CEO.

We lease approximately 2,500 square feet of office space at 7 West Cross Street, Hawthorne, NY 10532 which serves as Nexus’ administrative offices. The lease terminates February 9, 2008. Lease payments are $3,955 per month, inclusive of utilities and taxes.

We lease approximately 8,208 and 3,075 square feet of office and warehouse space from Bridgestone Capital, LLC (“Bridgestone”) at 10125 S. 52nd Street, Franklin, WI 53132 which serves, respectively, as SHC’s administrative offices, SI’s administrative offices and warehouse and CL’s administrative offices and warehouse. Included in the leases are furniture and equipment and in the case of CL, tax and utilities. Lease payments were $7,794 and $3,250 per month, respectively. SHC and SecurityInc’s lease expires December 31, 2009 and CL’s lease expires June 30, 2010. Bridgestone is owned by Joel Konicek and Jim Peroutka, the CEO and Chief Techincal Officer, respectively, of SHC.

We sublease approximately 5,000 square feet of office and warehouse space at 101 TDK Boulevard, Suite E, Peachtree City, GA, 30269 which serves as AAID’s administrative offices and warehouse. Lease payments are approximately $2,342 per month, not inclusive of utilities or taxes. In addition, AAID has agreed to reimburse the landlord fifty percent (50%) of the cost of the HVAC system maintenance contract. The lease terminates January 31, 2008.

We lease approximately 5,127 square feet of office space at 15 East Uwchlan Avenue, Suite 428 and 430, Exton, PA  19341 which serves as CTI’s administrative offices and warehouse. Lease payments are approximately $6,323 per month, not inclusive of utilities or taxes. The lease terminates May 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently traded on the OTC Electronic Bulletin Board under the symbol “HMSC.OB”. The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of Common Stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. This information was obtained from Bloomberg L.P.

Fiscal Year 2006	High	Low
4th Quarter (October - December, 2006)	$0.01000	$0.00092
3rd Quarter (July - September, 2006)	$0.00288	$0.00112
2nd Quarter (April - June, 2006)	$0.00419	$0.00181
1st Quarter (January - March, 2006)	$0.00488	$0.00137

Fiscal Year 2005	High	Low
4th Quarter (October - December, 2005)	$0.0038	$0.0019
3rd Quarter (July - September, 2005)	$0.0026	$0.0010
2nd Quarter (April - June, 2005)	$0.0029	$0.0008
1st Quarter (January - March, 2005)	$0.0027	$0.0010

Holders

As of March 26, 2007, there were approximately 322 holders of record of our Common Stock.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006, concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	690,000,000	$0.00092	30,000,000 (1)
Equity compensation plans not approved by security holders (2)	276,000,000	$0.00147	-
Total	966,000,000	$0.00108	30,000,000

(1)	Available for issuance pursuant to the Company’s 2005 Stock Option Plan (the “2005 Plan”).

(2)	Includes non-qualified options to purchase Common Stock issued to each of our non-employee directors and one consultant.

Recent Sales Of Unregistered Securities

During the year ended December 31, 2006, we made the following issuances of our securities that were not registered under the Securities Act:

On February 6, 2006, we entered into an Investment Agreement with Cornell Capital Partners, LP (“Cornell”) pursuant to which we exchanged 1,000,000 shares of our Series G Convertible Preferred Stock (the “Series G Stock”) for 450,000,000 shares of our Common Stock held by Cornell. Each share of Series G Stock is convertible, at the discretion of Cornell, into 450 shares of Common Stock. The holders of the Series G Stock are not entitled to receive any dividends. As of December 31, 2006, none of the Series G Stock had been converted into shares of Common Stock. The issuance of the Series G Stock is intended to be exempt from registration by virtue of Section 4(2) of the Securities Act and the provisions of Regulation D thereunder, based on the Company’s belief that the issuance of the Series G Stock did not involve a public offering, as all of the purchasers were “accredited” investors and no general solicitation was involved in the offering.

On February 6, 2006, we entered into a Securities Purchase Agreement with Cornell pursuant to which we sold secured convertible debentures (the “February Debentures”) in the amount of $4,000,000. The February Debentures are convertible into Common Stock at a conversion price equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The February Debentures bear interest at 5% per annum and the maturity date is February 6, 2009. The issuance and sale of the Debentures is intended to be exempt from registration by virtue of Section 4(2) of the Securities Act and the provisions of Regulation D thereunder, based on the Company’s belief that the offer and sale of the Debentures did not involve a public offering, as the purchaser was an “accredited” investor and no general solicitation was involved in the offering.

On February 6, 2006, we issued 50,000,000 shares of Common Stock to Cornell as fees in connection with the issuance of the February Debentures. The issuance of these shares is intended to be exempt from registration by virtue of Section 4(2) of the Securities Act.

On August 21, 2006, we entered into a Securities Purchase Agreement with Cornell pursuant to which we sold secured convertible debentures (the “August Debentures”) in the amount of $4,000,000. The August Debentures are convertible into Common Stock at a conversion price equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The August Debentures bear interest at 5% per annum and the maturity date is August 21, 2009. The issuance and sale of the Debentures is intended to be exempt from registration by virtue of Section 4(2) of the Securities Act and the provisions of Regulation D thereunder, based on the Company’s belief that the offer and sale of the Debentures did not involve a public offering, as the purchaser was an “accredited” investor and no general solicitation was involved in the offering.

On August 21, 2006, in connection with the sale of the August Debentures, we issued to Cornell a warrant to purchase 100,000,000 shares of Common Stock. The warrant has an exercise price equal to $0.01 (subject to certain adjustments as set forth therein) and has a term that expires on August 20, 2011. This issuance was made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

In December 2006, we issued to our financial advisor warrants to purchase 20,000,000 of our Common Stock. These warrants have an exercise price of $0.0011 per share and have a term of five years from the date of issuance. These warrants were issued as consideration for financial advisory services. This issuance was made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

In December 2006, we issued to our investor relations firm warrants to purchase 20,000,000 of our Common Stock. These warrants have an exercise price of $0.0036 per share and have a term of four years from the date of issuance. These warrants were issued as part of the consideration for investor relations services. This issuance was made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

In 2006, $222,500 of our convertible debentures were converted into 177,795,830 shares of Common Stock at an average conversion price of $0.0015. These transactions were exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing. Statements in this Management’s Discussion and Analysis or Plan of Operation and elsewhere in this prospectus that are not statements of historical or current fact constitute “forward-looking statements.”

Overview

Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997, and is located in Arlington, Virginia. The Company focuses on the acquisition and development of homeland security businesses.

The Company’s original business from 1997 through 2003 was to develop and manufacture, at third party plants, digital set top boxes and digital video servers for the interactive television and high speed Internet markets.

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

On December 30, 2005, at a special stockholders meeting (the "Special Meeting"), the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to “Homeland Security Capital Corporation” and voted to withdraw the Company's election as a BDC. Accordingly, the Company has changed its business plan to primarily seek acquisition of companies that provide homeland security products and services.

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

As part of the Company's new business strategy, the Company acquired a majority interest in Nexus on February 8, 2006 through the purchase of $3.4 million in preferred stock of Nexus. Nexus is a mid-Atlantic security integrator for the corporate and governmental security markets. Based in Hawthorne, N.Y., Nexus' subsidiaries began operations in 2004. Nexus specializes in non-proprietary integrated security solutions, including access control, alarm, video, communication, perimeter protection and bomb and metal detection security systems.

The Company acquired a majority interest in SHC on August 22, 2006 through the purchase of $3 million of preferred stock in SHC. SHC manufactures, designs and supports RFID security and access control devices for the commercial and governmental security markets. Based in Milwaukee, WI, SHC and its subsidiaries specialize in proprietary and non-proprietary RFID products, including access control, asset tracking and the integration of multiple disciplines of electronic security and environmental and operational systems.

On September 18, 2006 the Company entered into a joint venture with Polimaster, a leader in the development and manufacturing of equipment for monitoring, detecting, locating and identifying nuclear and radioactive materials. The joint venture will operate as Polimatrix, Inc., which will be owned 51% by the Company. The PMX products and systems offer technology that provides a networked approach to hardware and software solutions for detection, identification, communication and mapping of nuclear and radioactive materials.

Where applicable in this annual report, references to the ‘Company’, ‘we’, ‘us’ and ‘our’ shall include Nexus, SHC and PMX.

The following analysis of the results of operation attempts to compare the results of operations from the year ended December 31, 2006 with the year ended December 31, 2005. Since the Company has changed its business strategy and implemented that new strategy for the entire year of 2006, the financial statements for the two years are not prepared on the same accounting basis and are not comparable.

The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing. Statements in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this prospectus that are not statements of historical or current fact constitute "forward-looking statements."

Results Of Operations

Fiscal Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenues

For the fiscal year ended December 31, 2006, the Company had sales of $8,682,245 consisting of fees earned on security systems installation, integration contracts and product sales. The Company had no sales for the year ended December 31, 2005. The increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Cost of goods sold

For the fiscal year ended December 31, 2006, cost of sales was $6,642,653 consisting of materials, labor and other costs incurred by the Company and associated with security systems installation, integration contracts and product sales. The Company had no cost of sales for the year ended December 31, 2005. The increase in cost of sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Operating expenses

Operating expenses for the year ended December 31, 2006 were $6,439,264 compared to $1,007,984 for the year ended December 31, 2005. The increase of $5,431,280 or 539% in operating expenses is primarily due to expenses associated with the operation of business as an operating entity and general and administrative expenses that were incurred in the acquisitions and operations of Nexus and SHC. The increase consisted of additional marketing costs of $139,003; personnel costs of $3,432,063; insurance and facility costs of $263,836; travel costs of $472,057; other operating costs of $145,289; depreciation of assets of $97,963; professional fees of $444,107; and administrative costs of 436,962. These costs and other expenses were incurred in connection with the Company's change in business strategy for the twelve month period.

Other income and expense

The Company had net other expense of $1,438,713 for the year ended December 31, 2006 compared to $299,361 for the year ended December 31, 2005 for an increase in net expenses of $1,139,352 or 381%. Income was increased by settlement of payables of $57,964 and recording of minority interest in the consolidated losses of subsidiaries of $651,372. Other income and expense was decreased by a decrease in interest income of $17,773 and increases in interest expense of $199,821, amortization of debt discounts of $1,030,405, amortization of debt offering costs of $181,672 and a loss in the derivative valuation of $419,017.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss of $5,838,385 for the year ended December 31, 2006 compared to a net loss of $1,307,345 for the year ended December 31, 2005. This represents an increase in the net loss of $4,531,040 or 347%.

Liquidity and Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $1,214,183 at December 31, 2006 and $1,094,061 at December 31, 2005. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash flow to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require additional funding in order to make additional acquisitions.

The Company entered into a Securities Purchase Agreement with Cornell, dated as of February 6, 2006, which provided for the purchase by Cornell of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 A Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. Cornell will be entitled to convert the 2006 A Debenture at a conversion price into Common Stock, provided that Cornell cannot convert into shares of Common Stock that would cause Cornell to own more than 4.9% of the issued and outstanding Common Stock. The 2006 A Debenture will bear interest at 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 A Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the 2006 A Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

On February 6, 2006, the Company entered into an Investment Agreement with Cornell, pursuant to which the Company exchanged with Cornell 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 450,000,000 shares of the Company's Common Stock owned by Cornell. Each share of Series G Preferred Shares may be converted, at Cornell’s discretion, into 450 shares of the Common Stock. The Series G Preferred Shares are senior to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10 plus any accrued and unpaid dividends. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville in connection with the transaction.

On August 21, 2006, the Company entered into a Securities Purchase Agreement with Cornell, which provided for the purchase by Cornell of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 B Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. The 2006 B Debenture has an interest at rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 B Debenture. If the Common Stock is trading below the conversion price at the date of redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to twenty percent of the amounts redeemed and accrued interest Pursuant to a Security Agreement between the Company and Cornell, the Company's obligations under the 2006 B Debenture are secured by a pledge of all of its assets.

During the year ended December 31, 2006, we had a net increase in cash of $120,122. Our sources and uses of funds were as follows:

Cash Flows from Operating Activities

We used net cash of $6,090,042 in our operating activities during the year ended December 31, 2006. Our net cash used in operating activities resulted primarily from the Company's net loss of $5,838,385 for the year ended December 31, 2006, a use of $2,365,214 from net changes in current operating assets and liabilities for the year ended December 31, 2006 and the minority interests in the losses of the subsidiaries and settlement of debt totaling $651,372. These uses have been offset by $519,550 from the use of stock issued as compensation and for payment of expenses, $309,988 from the valuation of doubtful accounts receivable, $112,048 in depreciation and amortization, $222,201 in amortization of debt offering costs and $1,692,410 for the amortization of debt discounts and the valuation losses for changes in derivative liability for the year ended December 31, 2006.

Cash Flows from Investing Activities

We used net cash of $557,268 in our investing activities during the year ended December 31, 2006, consisting of primarily $57,263 in purchases of fixed assets and $500,000 in the purchase of a subsidiary.

Cash Flows from Financing Activities

We provided cash of $6,767,427 from financing activities during the year ended December 31, 2006, consisting of $8,000,000 in proceeds from convertible debentures issued less $1,089,863 in costs associated with the issuance of those debentures, and $142,710 in payments of notes. We also converted debentures and received net proceeds of $33,902.

As of December 31, 2006, we had a deficit in net working capital of $(3,569,679).

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has adopted SFAS No. 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

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

Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date, the remaining unamortized cost is expensed.

Revenue Recognition - Revenue is recognized when earned. The Company recognizes revenues from the sale of products as the sales cycle is completed by delivery and acceptance of the products. The Company recognizes revenue from the services it provides using the percentage completion method of accounting for longer term contracts. Revenue from service contracts lasting for up to one year are recognized when the services are performed. Cash payments in advance are recorded as deferred revenue and are recorded as revenue when the products are shipped or the services are performed.

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

Segment Reporting - Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company's operations are classified into two principal reporting segments that provide different products or services.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item is included in the appendix attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2005, the Company engaged HJ & Associates, LLC as its principal accountant to audit the Company's financial statements. There have been no disagreements between us and HJ & Associates on any matter of accounting principles, practices or financial statement disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. C. Thomas McMillen, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Principal Accounting Officer have concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2006, due to certain material weaknesses in internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Our auditors believe that our methodology for measuring percent of completed contracts for our Nexus subsidiary could lead to a material misstatement of revenue. We intend to cooperate with our auditors in 2007 to address this material weakness.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the name, age and positions of our executive officers and directors as of March 26, 2007. Also set forth below is information as to the principal occupation and background for such persons. No family relationships exist between these individuals and they have not been a party to any bankruptcy or receivership proceeding, any criminal proceeding, or been enjoined from participating in any business, including the securities industry or otherwise during the last five years.

Executive Officers And Directors

Our executive officers and directors are as follows:

Name	Age	Position	Period Served
C. Thomas McMillen	54	President, Chief Executive Officer and Chairman of the Board	August 30, 2005 to Present

Carl J. Rickertsen	46	Director	December 30, 2005 to Present

Zev E. Kaplan	54	Director	December 30, 2005 to Present

Philip A. McNeill	47	Director	December 30, 2005 to Present

Below are biographies of our executive officers and directors:

C. Thomas McMillen, President, Chief Executive Officer And Chairman Of The Board

Mr. McMillen has served as the Company’s Chief Executive Officer and President since August 30, 2005. Mr. McMillen also currently serves as Vice Chairman of Fortress International Group, Inc., a mission critical firm and the successor company to Fortress America Acquisition Corporation, which completed its initial public offering in July 2005. In March 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital, a merchant bank and one of our stockholders since 2003. Mr. McMillen also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. Mr. McMillen has also been an independent consultant throughout his career. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

Carl J. Rickertsen, Director

Mr. Rickertsen is currently Managing Partner of Pine Creek Partners, a private equity investment firm, a position he has held since January 2004. From January 1998 until January 2004, Mr. Rickertsen was Chief Operating Officer and a Partner at Thayer Capital Partners (“Thayer”), a private equity investment firm. From September 1994 until January 1998, Mr. Rickertsen was a Managing Partner at Thayer. Mr. Rickertsen was a founding Partner of three Thayer investment funds totaling over $1.4 billion and is a published author. Mr. Rickertsen is also a member of the Board of Directors of MicroStrategy, Inc., a software company; Convera Corporation, a search-engine software company; and United Agri Products, a distributor of farm and agricultural products. Mr. Rickertsen received a B.S. from Stanford University and an M.B.A. from Harvard Business School in 1987.

Zev. E. Kaplan, Director

Mr. Kaplan is the founder of a law firm concentrating its practice in the areas of transportation, infrastructure, government relations, business and administrative law. Mr. Kaplan is currently General Counsel to Cash Systems Inc., a publicly traded company in the financial services business, a position he has held since March 2005. From April 1995 to the present, Mr. Kaplan has been General Counsel to the Regional Transportation Commission of Southern Nevada, where he played a key policy role in the start-up of the local transit systems and their facilities. In addition, Mr. Kaplan has had a key role in the planning and financing of numerous major public infrastructure projects in Las Vegas. Prior to starting his law firm, Mr. Kaplan spent 15 years in government service in the following capacities: Senior Deputy District Attorney with the Clark County District Attorney’s Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Kaplan received his J.D. from Southwestern University School of Law and attended Georgetown University for post-graduate legal studies; received an MBA from the University of Nevada, Las Vegas; and received a B.S. from the Smith School of Business at the University of Maryland in 1974.

Philip A. McNeill, Director

Mr. McNeill is a Managing Partner and the Chief Investment Officer of SPP Mezzanine Partners, the General Partner of SPP Mezzanine Funding, LP, a position he has held since November 2003. Prior to forming SPP Mezzanine Partners, Mr. McNeill served as Managing Director of Allied Capital Corporation, where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in 1998 until he left Allied Capital in 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the SBIC investment division of M&T Bank, where he was a Vice President of M&T Capital/M&T Bank and an investment professional from 1988 to 1993. Mr. McNeill serves on the Board of Advisors of the National Foundations for Teaching Entrepreneurship for the Greater Washington Region and volunteers to mentor young entrepreneur students in inner-city schools. Mr. McNeill graduated from Syracuse University in 1981 with a B.S. in Business Administration, with concentrations in Accounting, Finance, and Law & Public Policy. Mr. McNeill earned his MBA from Harvard Business School in 1985.

Term of Office

Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors.

Family Relationships

To our knowledge, there are no family relationships between any of the directors or executive officers of the Company.

Legal Proceedings

To our knowledge, none of the Company’s directors have been involved in legal proceedings.

Committees Of The Board Of Directors

Audit Committee. Zev Kaplan and Phillip McNeill serve as members of the Audit Committee. Both are independent members of the Board, and our board has determined that Mr. McNeill satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B of the rules of the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our company’s consolidated balance sheet, statement of operations and statement of cash flows. The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall quality of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit and to discuss the audited financial statements. The Audit Committee met 2 times in 2006.

Audit Committee Reports. Phillip McNeill, a member of the Audit Committee, has reviewed and discussed with our independent auditors the matters required to be discussed by SAS 61. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and has discussed with the independent accountant the independent accountant’s independence. Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the most recent fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of reports filed with the Company, it appears that only one required report under Section 16(a) of the 1934 Act was not filed timely for the fiscal year 2006.

Code of Ethics

On March 16, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with SEC as an Exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Annual Compensation (1)	Total
C. Thomas McMillen, Chairman of the Board, Chief Executive Officer and President	2006	$191,667	$100,000	$0	$0	$0	$0	$5,526	$297,193

(1) Reflects Company-paid health insurance.

Long-Term Incentive Plans Awards In Last Fiscal Year

The Company did not grant any long-term incentive plan awards in the fiscal year ended December 31, 2006.

Stock Option Plans

The Company established a stock option plan (the “1995 Plan”) in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board approved the issuance of up to 8,946 options to acquire common shares of which 2,100 were outstanding at December 31, 2002. There were no outstanding options under the 1995 Plan at December 31, 2006.

In 1997, the Company established an additional stock option plan (the “1997 Plan”), under which 10,000 options to acquire shares of Common Stock were reserved for issuance. There were no options to purchase shares of Common Stock outstanding under the 1997 Plan at December 31, 2006. In 2001, the Company established an additional stock option plan (the “2001 Plan”), under which 500,000 options to acquire shares of Common Stock were reserved for issuance. There were no options to purchase shares of Common Stock outstanding under the 2001 Plan at December 31, 2006.

In 2002, the Company established an additional stock option plan (the “2002 Plan”) under which 10,000,000 options to acquire shares of Common Stock were reserved for issuance. There were no options to purchase shares of Common Stock outstanding under the 2002 Plan at December 31, 2006.

The Company has also granted options to members of the Board and to a consultant of the Company which are outside the aforementioned stock plans. The exercise price for the stock options granted to the directors and the Consultant were $0.0014 and $0.0017, respectively, which represented the closing share price on the date of grant. These options expire 10 years from their grant date. There were 276,000,000 options issued outside of stock option plans outstanding at December 31, 2006.

On August 29, 2005, the Board adopted the 2005 Plan, under which the Company reserved 720,000,000 shares of Common Stock for issuance. Participants eligible under the 2005 Plan are key employees and non-employee Directors. In connection with his employment by the Company and appointment to the Board on August 29, 2005, Mr. McMillen was previously granted options to purchase 580,000,000 shares of Common Stock (the “McMillen Options”). The McMillen Options vested as follows: (i) options to acquire 116,000,000 shares of Common Stock vested on August 29, 2005, and (ii) options to acquire 116,000,000 additional shares of Common Stock vested at the end of each of the first, second, third and fourth calendar quarters following the initial vesting date. There were a total of 690,000,000 options outstanding under the 2005 Plan at December 31, 2006.

Employment Contracts

On August 29, 2005, the Company and Mr. McMillen entered into the McMillen Employment Agreement whereby the Company hired Mr. McMillen to serve as its Chief Executive Officer and President for a term of two years, and renewable by mutual agreement of the Company and Mr. McMillen. Mr. McMillen’s initial annual salary under this agreement was $120,000 with the possibility of a performance bonus. Pursuant to the McMillen Employment Agreement, McMillen was awarded options to acquire a total of 580,000,000 shares of Common Stock as described above. Mr. McMillen also received a sign-on bonus of $125,000.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($ per share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
C. Thomas McMillen Chief Executive Officer and President	580,000,000	0	—	$.0.0008	8/29/2015	—	—	—	—

Director Compensation

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Carl J. Rickertsen	$20,000	$0	—	$0	$0	$0	$20,000
Zev E. Kaplan	$20,000	$0	—	$0	$0	$0	$20,000
Philip A. McNeill	$20,000	$0	—	$0	$0	$0	$20,000

Each Director of the Company, except Mr. McMillen, is entitled to receive his $5,000 per scheduled board meeting attended. Each Director of the Company will be reimbursed for reasonable expenses incurred in connection with their service on the Board.

Upon election to the Board of Directors on December 30, 2005, each director except Mr. McMillen, was granted options to purchase 72,000,000 shares of Common Stock, of which 8,000,000 vested upon their election to the Board, and the remainder vests in 8,000,000 increments at the end of each calendar quarter thereafter. The exercise price for the stock options granted upon election was $.0014 per share, which represents the closing share price on the date of the grant. These options expire 10 years from their grant date.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

Principal Stockholders. The following table sets forth, information with respect of the beneficial ownership as of March 26, 2007, for any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Common Sock.

Name and Address	Title of Class	Shares Beneficially Owned		Percent of Class (1)

Cornell Capital Partners, LP	Common Stock	391,835,000	(2)	9.38%
101 Hudson St
Jersey City, NJ 07302

(1)
Applicable percentage of ownership is based on 4,175,525,035 shares of Common Stock outstanding as of March 26, 2007 together with securities convertible or exercisable into shares of Common Stock within 60 days for the stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of March 26, 2007, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Out of these shares, 50,000,000 shares of Common Stock were acquired as compensation pursuant to a Securities Purchase Agreement, dated February 6, 2006, by and between the Company and Cornell, pursuant to which the Company issued to Cornell a Convertible Debenture in the amount of $4,000,000, which debenture is convertible into Common Stock. The Company issued an additional $4,000,000 in debentures to Cornell in August 2006, which are also convertible into Common Stock on the same terms and conditions. Cornell also holds a warrant to purchase 100,000,000 shares of our Common Stock at a price of $0.01 per share. In addition, Cornell holds shares of our Series F Preferred Stock convertible into approximately 1,000,000,000 shares of our Common Stock and 1,000,000 shares of our Series G Preferred Stock convertible into 450,000,000 shares of our Common Stock. Cornell cannot convert either our debentures, warrants or preferred stock into shares of Common Stock that would cause Cornell to own more than 4.9% of the issued and outstanding Common Stock. The remaining shares of Common Stock beneficially owned by Cornell were acquired from us through various private placement transactions.

Management. The following table shows the amount of capital stock of the Company beneficially owned by the Company’s directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as of March 26, 2007.

Name and Address	Title of Class	Shares Beneficially Owned		Percent of Class

C. Thomas McMillen	Common Stock	1,830,000,000	(1)	30.5%

Carl J. Rickertsen	Common Stock	48,000,000	(2)	1.1%

Zev E. Kaplan	Common Stock	48,000,000	(3)	1.1%

Philip A. McNeill	Common Stock	48,000,000	(4)	1.1%

All Officers and Directors as Group	Common Stock	1,974,000,000		32.1%

 The applicable percentage of beneficial ownership is based on 4,175,525,035 shares of Common Stock outstanding as of March 26, 2007, together with securities convertible or exercisable into shares of Common Stock within 60 days for each stockholder. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of March 26, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our Common Stock. Unless otherwise indicated, all of the shares are owned directly, and the person has sole voting and dispositive power. Except as otherwise indicated, the business address for each of the following persons is 4100 North Fairfax Drive, Suite 1150, Arlington, Virginia 22203-1664.

(1)
Mr. McMillen owns 1,250,000,000 shares of Common Stock. On August 30, 2005, McMillen was granted option to purchase 580,000,000 shares of Common Stock pursuant to the McMillen Employment Agreement. All of these options have vested.

(2)
Mr. Rickertsen was granted options to purchase 72,000,000 shares of Common Stock, of which 48,000,000 were exercisable on March 26, 2007. The balance vests in 8,000,000 increments each calendar quarter.

(3)	Mr. Kaplan was granted options to purchase 72,000,000 shares of Common Stock, of which 48,000,000 were exercisable on March 26, 2007. The balance vests in 8,000,000 increments each calendar quarter.

(4)	Mr. McNeill was granted options to purchase 72,000,000 shares of Common Stock, of which 48,000,000 were exercisable on March 26, 2007. The balance vests in 8,000,000 increments each calendar quarter.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Transactions

On February 11, 2005, we became entitled to receive a distribution of $5,240,000 from Yorkville in connection with our Preferential Rights Membership Interest in Yorkville, pursuant to the terms of Yorkville’s Limited Liability Company Agreement, as amended. Accordingly, upon its receipt of the distribution in 2005, we no longer has any ownership interest in Yorkville. Our receipt of the Preferential Rights Membership Interest was precipitated by the Managing Member of Yorkville announcing that Yorkville will begin winding up its affairs and is expected to dissolve later this year due to recently adopted rules and rule amendments by the SEC. Yorkville is the investment manager of a private equity fund that is a principal holder of our equities.

Our ownership interest in Yorkville was originally a minority Common Membership Interest. Pursuant to the terms of a Second Amendment to the Limited Liability Company Agreement of Yorkville entered into on January 31, 2005 among Yorkville and the other equity owners of Yorkville, our minority Common Membership Interest was reconstituted as Preferential Rights Interest. As a result, we became entitled to receive dividends and other distributions of Yorkville’s available assets in an amount up to the purchase price paid by us for our original Common Membership Interest. The $5,240,000 preferential distribution was received by us in 2005 and the proceeds represent the entire purchase price paid by us for our original Common Membership Interest.

On June 7, 2005, Washington Capital, a private equity firm owned by McMillen, and Global Defense Corp. executed a lease with Cambridge Associates LLC for our current office space located at 4100 North Fairfax Drive, Suite 1150, Arlington, VA 22203-1664. McMillen served as Chairman of the Board and Chief Executive Officer of Global Defense Corp. until July 2005, when he stepped down as CEO. Washington Capital leased the equipment and provided it and the space to FAAC with a separate sublease arrangement that started July 2005. We moved in the current office space on September 1, 2005 and did not pay any rent because of BDC limitations on doing business with affiliates. On March 1, 2006, Global Defense Corp. assigned its interest in the lease to us with Washington Capital’s approval. On March 1, 2006, the Company started paying a monthly rent (which includes utilities, furniture and equipment) in the amount of $4,600 to Cambridge Associates LLC.

We lease approximately 8,208 and 3,075 square feet of office and warehouse space from Bridgestone at 10125 S. 52nd Street, Franklin, WI 53132 which serves, respectively, as SHC’s administrative offices, SI’s administrative offices and warehouse and CL’s administrative offices and warehouse. Included in the leases are furniture and equipment and in the case of Cyberlynk tax and utilities. Bridgestone is owned by Joel Konicek and Jim Peroutka, the CEO and Chief Technical Officer, respectively, of SHC. Lease payments were $6,294 and $3,250 per month, respectively. SHC and SI’s lease expires December 31, 2009 and CL’s lease expires June 30, 2010.

Joel Konicek and James Peroutka, the CEO and Chief Technical Officer, respectively, of SHC, own 100% of the capital stock of Accuteck, Inc. and Accuteck, Inc. owns 67% of the capital stock of Innovative Control Systems, Inc. In January 2006, we entered into an exclusive licensing agreement with Innovative Control Systems, Inc. that entitles ICS to exclusive intellectual property rights, including all patents and patent applications, know-how, utility models, rights in industrial designs, trademarks and service marks, covering a specialized line of RFID tags and readers. The license requires payment by ICS of a royalty based on a percentage of its or its sublicensees’ net sales of products derived from the technology covered by the licensing agreement. In July 2005, we entered into an exclusive licensing agreement with Accuteck, LLC that entitles us to the sole license of the know-how, all processes and trademarks which relate to the products sold by us designated SDC, TAG and READER which have been or will be developed by or in conjunction with related group companies and contractors. In consideration of the payment of $180,000, we received a perpetual, exclusive, transferable, assignable right and license with the right to grant sublicenses of the know-how to manufacture the products.

On August 21, 2006, SHC issued 3-year unsecured promissory notes to Joel Konicek and Jim Peroutka, the CEO and Chief Technical Officer, respectively, of SHC. The principal amount of each of these notes is $166,667 and the notes bear interest at 8%. Payments on the notes are due monthly.

We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions or loans between us and officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.

Director Independence

Carl J. Rickertsen, Zev Kaplan and Phillip McNeill are independent directors as defined by and pursuant to NASD Rule 4200(a)(15).

Where You Can Find More Information

Statements contained in this annual report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material. Whenever a reference is made in this annual report to any contract or other document of ours, you should refer to the exhibits that are a part of the annual report for a copy of the contract or document.

You may read and copy all or any portion of the annual report or any other information that the Company files at the SEC’s public reference room at One Station Place, 100 F Street NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including this annual report, are also available to you on the SEC’s website at www.sec.gov.

PART V

Item 13. Exhibits

(a) Documents filed as part of this report:

See index to Consolidated Financial Statements attached, which are filed as part of this report.

(b) Exhibits:

Exhibit No	Description	Location
3.1	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 6, 2006

3.2	Certificate of Designation for the Series G Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 14, 2006

3.3	Bylaws of the Company	Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the SEC on August 13, 1997

3.4	Certificate of Designation of Series C Preferred Stock	Incorporated by reference to the Registration Statement on Form SB-2 filed with the SEC on October 18, 2001

3.5	Certificate of Designation of Series D Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-KSB filed with the SEC on March 27, 2002

3.6	Certificate of Designation of Series E Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-KSB filed with the SEC on March 27, 2002

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 23, 2002	Incorporated by reference as Exhibit 3.6 to Form 10-KSB filed with the SEC on April 15, 2005

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 17, 2002	Incorporated by reference as Exhibit 3.7 to Form 10-KSB filed with the SEC on April 15, 2005

3.9	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2006	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 2, 2006

3.10	Certificate of Designation of Series F Convertible Preferred Stock	Incorporated by reference as Exhibit 99.2 to Form 8-K filed with the SEC on October 7, 2005

4.1	Form of Convertible Debenture due February 2009	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the SEC on February 14, 06

10.1	Preferred Stock Term Sheet by and between Cornell Capital Partners, LP and the Company	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on August 31, 2005

10.2	SEDA Term Sheet by and between Cornell Capital Partners, LP and the Company	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on August 31, 2005

Exhibit No	Description	Location
10.3	Employment Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on August 31, 2005

10.4	Indemnification Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on August 31, 2005

10.5	Securities Purchase Agreement dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on October 7, 2005

10.6	Escrow Agreement, dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.3 to Form 8-K filed with the SEC on October 7, 2005

10.7	2005 Stock Option Plan	Incorporated by reference to Exhibit 10.13 to Form 10-KSB filed with the SEC on April 17, 2006

10.8	Securities Purchase Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on February 14, 2006

10.9	Investor Registration Rights Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on February 14, 2006

10.10	Investment Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on February 14, 2006

10.11	Security Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners, LP.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on February 14, 2006

10.12	Agreement and Plan of Merger, dated February 8, 2006, by and among Nexus Technologies Group, Inc., Corporate Security Solutions, Inc., CSS Acquisitions, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on February 14, 2006

10.13	Series A Convertible Preferred Stock Purchase Agreement, dated February 8, 2006, by and between Homeland Security Capital Corporation and Nexus Technologies Group, Inc.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on February 14, 2006

10.14	Securities Purchase Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on August 24, 2006

10.15	Investor Registration Rights Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on August 24, 2006

10.16	Pledge and Security Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on August 24, 2006

Exhibit No	Description	Location
10.17	Secured Convertible Debenture, dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on August 24, 2006

10.18	Warrant dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.5 to Form 8-K filed with the SEC on August 24, 2006

10.19	Agreement and Plan of Merger, dated August 21, 2006, by and among Security Holding Corp., Security Holding Enterprises, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on August 29, 2006

10.20	Series A Convertible Preferred Purchase Agreement, dated August 21, 2006, among Homeland Security Capital Corporation and Security Holding Corp.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on August 29, 2006

14.1	Code of Business Conduct and Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-KSB filed with the SEC on April 14, 2004

31.1	Certification by Chief Executive Officer/Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer/Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates audited our financial statements for the years ended December 31, 2006 and 2005.

Audit Fees. During the year ended December 31, 2006, HJ & Associates billed us an aggregate of $153,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2006.

•	Review of our financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2006.

During the year ended December 31, 2005, HJ & Associates billed us an aggregate of $29,643 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2005.

•	Review of our financial statements included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2005.

Audit-Related Fees. During the years ended December 31, 2006 and 2005, HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

Tax Fees. During the years ended December 31, 2006 and 2005, HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

All Other Fees. During the years ended December 31, 2006 and 2005, and HJ & Associates billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

All services provided by HJ & Associates have been pre-approved by the Audit Committee before HJ & Associates began to perform those services.

No services were rendered by HJ & Associates pursuant to paragraph (c)(7)(ii)C of Rule 2-01 of Regulation S-X.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our audit committee was formed in February 2006, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by HJ & Associates. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by HJ & Associates which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law. The audit committee has delegated to the chair of the audit committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by HJ & Associates.

Since we did not have an audit committee in 2005, our full board of directors considered the nature of services performed by HJ & Associates and found them to be compatible with maintaining HJ & Associates’ independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

/s/ C. Thomas McMillen
C. Thomas McMillen	President, Chief Executive Officer and	April 2, 2007
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen	President, Chief Executive Officer	April 2, 2007
C. Thomas McMillen	and Chairman of the Board
(Principal Executive Officer)
(Principal Accounting Officer)

/s/ Carl J. Rickertsen	Director	April 2, 2007
Carl J. Rickertsen

/s/ Zev E. Kaplan	Director	April 2, 2007
Zev E. Kaplan

/s/ Philip A. McNeill	Director	April 2, 2007
Philip A. McNeill

HOMELAND SECURITY CAPITAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of HJ & Associates, LLC	F-2

Balance Sheet as of December 31, 2006	F-3

Statements of Operations for the Years Ended
December 31, 2006 and 2005	F-4

Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	F-5

Statements of Changes in Stockholders' Equity (Deficit)
for the Years Ended December 31, 2006 and 2005	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Homeland Security Capital Corporation
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the two years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

HJ & Associates, LLC
Salt Lake City, Utah
March 28, 2007

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2006

Assets
Cash	$1,214,183
Accounts receivable - net	4,397,140
Inventories	947,854
Cost in excess of billings on uncompleted contracts	265,972
Other current assets	71,622
Total current assets	6,896,771
Fixed assets, net	498,823
Deferred financing costs - net	867,662
Other non-current assets	136,332
Goodwill	394,120
Total assets	$8,793,708

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,136,319
Derivative liability	6,184,211
Current portion of long term debt	340,028
Accrued interest	140,274
Billings in excess of costs on uncompleted contracts	501,081
Deferred revenue	164,537
Total current liabilities	10,466,450
Long term debt
Convertible debentures - related party, net of $4,356,938 discount	3,643,062
Long term debt	438,251
Total long term debt	4,081,313
Total liabilities	14,547,763
Commitments and contingencies	-
Minority interest in consolidated subsidiaries	(1,233,842)
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 3,000,000 shares authorized,
2,000,000 shares issued and outstanding
Preferred stock Series F	100,000
Preferred stock Series G	100,000
Common stock, $0.001 par value, 20,000,000,000 shares authorized,
4,175,525,035 issued and outstanding	4,175,525
Additional paid-in capital	42,720,706
Accumulated deficit	(51,616,444)
Total stockholders' equity (deficit)	(4,520,213)
Total liabilities and stockholders' equity (deficit)	$8,793,708

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2006 and 2005

	2006	2005
Sales	$8,682,245	$-
Cost of sales
Materials	4,599,515	-
Labor	1,806,024	-
Other	237,114	-
Total cost of sales	6,642,653	-
Gross profit on sales	2,039,592	-
Operating expenses
Marketing	150,544	11,541
Personnel	3,924,914	492,851
Insurance and facility costs	279,069	15,233
Travel and transportation	472,057	-
Other operating costs	145,289	-
Depreciation and amortization	112,048	14,085
Professional services	852,345	408,238
Administrative costs	502,998	66,036
Total operating expenses	6,439,264	1,007,984
Operating loss	(4,399,672)	(1,007,984)
Other income (expense)
Interest expense	(297,876)	(98,055)
Beneficial conversion feature - convertible debentures	-	(242,988)
Amortization of debt discounts	(1,273,393)	-
Amortization of debt offering costs	(222,201)	(40,529)
Adjustment of fair value of derivative liability	(419,017)	-
Minority interest in loss of consolidated subsidiary	651,372	-
Settlement of debt	91,268	33,304
Other income (expense)	31,134	48,907
Total other income (expense)	(1,438,713)	(299,361)
Net loss attributable to common stockholders	$(5,838,385)	$(1,307,345)
Loss per common share, basic and diluted
Net loss per common share attributable
to common stockholders	$(0.00)	$(0.00)
Weighted average shares outstanding -
basic and diluted	4,176,467,394	4,440,850,576

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(5,838,385)	$(1,307,345)
Adjustments to reconcile net loss to net
cash used in operating activities:
Settlement of debt	(91,268)	(268,304)
Equity in earnings of subsidiaries	(651,372)	-
Stock issued for payment of expenses	519,550	-
Depreciation and amortization	112,048	14,085
Valuation reserve for accounts receivable	309,988	-
Beneficial conversion - convertible notes	-	242,988
Amortization of debt discount	1,273,393	-
Amortization of debt offering costs	222,201	40,529
Valuation losses for changes in derivative liability	419,017	-
Changes in operating assets and liabilities:
Accounts Receivable	(4,623,266)	-
Inventories	(947,854)	-
Costs in excess of billings on uncompleted contracts	(265,972)	-
Other assets	(63,297)	(141,992)
Accounts payable	2,869,557	(457,419)
Billings in excess of costs on uncompleted contracts	501,081	-
Deferred revenue	164,537	-
Net cash provided by (used in) operating activities	(6,090,042)	(1,877,458)
Cash flows from investing activities:
Purchase of fixed assets	(57,263)	-
Purchase of subsidiary	(500,000)	-
Proceeds from liquidation of Yorkville Advisors Management, LLC	-	5,240,000
Net cash provided by (used in) investing activities	(557,263)	5,240,000
Cash flows from financing activities:
Proceeds from convertible debentures - related party	8,000,000	-
Cost of convertible debentures - related party	(1,089,863)	-
Payments on notes payable	(142,710)	(500,000)
Payments on notes payable - related party	-	(2,198,099)
Acquisition of treasury stock	-	(417,968)
Proceeds from preferred stock - related party	-	845,723
Net cash used in financing activities	6,767,427	(2,270,344)
Net increase (decrease) in cash	120,122	1,092,198
Cash, beginning of period	1,094,061	1,863
Cash, end of period	$1,214,183	$1,094,061
Cash paid for:
Interest	$115,674	$-
Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the years ended December 31, 2006 and 2005

				Additional			Total Stockholders'
	Preferred	Common Stock		Paid-In	Treasury	Accumulated	(Deficit)
	Stock	Shares	Amount	Capital	Stock	Deficit	Equity

Balance, December 31, 2004	$-	4,796,102,805	$4,796,103	$40,555,128	$(561,334)	$(43,470,714)	$1,319,183
Issuance of 1,000,000 shares of convertible preferred stock with beneficial conversion feature	100,000			745,723			845,723
Issuance of common stock options under the 2005 Stock Option Plan		-	-	-		-	-
Amortization of beneficial conversion feature and accretion of redeemable convertible preferred stock				1,000,000		(1,000,000)	-
Conversion of convertible debentures to shares of common stock		7,149,333	7,149	3,577			10,726
Gain on settlement of related party debt				91,901			91,901
Acquisition of treasury stock					(417,968)		(417,968)
Cancellation of treasury stock		(405,523,599)	(405,523)	(573,779)	979,302		-
Net loss						(1,307,345)	(1,307,345)
Balance, December 31, 2005	100,000	4,397,728,539	4,397,729	41,822,550	-	(45,778,059)	542,220
Issuance of preferred stock
Series G	100,000			710,000			810,000
Exchanged for common stock		(450,000,000)	(450,000)	(360,000)			(810,000)
Conversion of debentures to common stock		177,796,496	177,796	78,606			256,402
Value of vested stock options				387,010			387,010
Value of vested warrants				42,540			42,540
Issuance of common stock for fees		50,000,000	50,000	40,000			90,000
Net loss						(5,838,385)	(5,838,385)
Balance, December 31, 2006	$200,000	4,175,525,035	$4,175,525	$42,720,706	$-	$(51,616,444)	$(4,520,213)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is a consolidator in the fragmented homeland security industry. The Company is focused on creating long-term value by taking controlling interest and developing its subsidiary companies through superior operations and management. We intend to operate businesses that provide homeland security products and services solutions, growing organically and by acquisitions. The Company is targeting emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities.

The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” The Company’s original business was to develop and manufacture digital set top boxes and digital video servers for interactive television and high speed internet networks ("interactive video"). The Company also designed, developed, installed, and supported CD-ROM software products for business applications. In February 2001, the Company completed the sale of CD-ROM segment.

On June 3, 2003, the Company elected to become a business development company (“BDC”), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. Accordingly, the Company changed its business plan to primarily seek investments in developing companies.

As a BDC, the Company had three investments. First, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore") and received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advice. These shares have no value. Second, the Company had direct investments in two companies, the first being in a wholly-owned subsidiary named Celerity Systems, Inc., a Nevada corporation ("Celerity-Nevada"), and the other a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). In the fourth quarter of 2004, Celerity-Nevada was closed with the business and related assets sold. Yorkville returned the Company’s investment in Yorkville to the Company as a liquidating distribution.

On December 30, 2005, at a special stockholders meeting, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to “Homeland Security Capital Corporation” and voted to withdraw the Company’s election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisition of and joint ventures with, companies that provide homeland security products and services.

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) as a new subsidiary and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously with its formation, Nexus acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”), a Pennsylvania corporation doing business as Nexus Technologies Group. Nexus, through CSS, which was organized in 2004, provides integrated security systems for the corporate and governmental security markets, through engineering, design and installation of open ended technologically advanced applications. CSS currently has a strong presence in the Mid-Atlantic region with a focus on the New York City market.

On August 21, 2006, the Company organized Security Holding Corp. (“SHC”) as a new subsidiary and purchased $3,000,000 of SHC’s convertible preferred stock. Simultaneous with our acquisition of SHC, SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”), a Wisconsin corporation, through a merger with SHC. SHEI owned 100% of the outstanding equity of each of Auto Access Identification, Inc. (“AAID”), SecurityInc, LLC (“SI”) and Cyberlynk (“CL”). Upon the consummation of the acquisition, SHEI ceased operations, leaving its aforementioned subsidiaries wholly owned by SHC. SHC used its common stock, with no deemed value, to purchase SHEI and applied a purchase accounting approach to account for the acquisition of SHEI. As a result, SHC acquired all assets and liabilities of the subsidiaries. Management valued the subsidiary liabilities in excess of its assets at the date of acquisition, which resulted in a recording of goodwill in the amount of $394,120 for SHC. Also, in August 2006, SHC acquired substantially all of the assets of Compass Technologies Inc. (“CTI”), a Delaware company, for $500,000 in cash. SHC, through its subsidiaries provides enterprise security software systems, radio frequency tags and readers, access control devices and secure internet portals and associated software to domestic and international customers.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On September 15, 2006, the Company formed Polimatrix, Inc. (“PMX”), and on September 18, 2006 entered into a US-based joint venture with Polimaster, Inc., an Arlington, Virginia company involved in the field of nuclear and radiological detection and isotope identification. PMX uses technology licensed from Polimaster, Inc. in the development of hand-held, networked detection devices intended to be sold to governmental and commercial customers. PMX did not have any material operations in 2006.

2. Conversion to Business Development Company and Subsequent Withdrawal

On May 20, 2003, the Company formed a subsidiary, Celerity-Nevada. The assets and liabilities related to the Company's existing interactive video business were transferred to Celerity-Nevada for 100% of the subsidiary’s common stock.

On June 3, 2003, the Company elected to become a BDC, to be regulated pursuant to Section 54 of the Investment Company Act. A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice.

On December 1, 2003, the Company purchased a minority interest in Yorkville. Yorkville is the investment manager of a private equity fund that is a principal holder of equity securities of the Company. The purchase price amounted to $5,240,000. In 2005, the Company was informed that Yorkville was in the process of an orderly liquidation of its business. Under the terms of a Preferential Rights Agreement, the Company's membership interest in Yorkville has been converted into a new class with certain preferential rights and shall receive consideration equal to the original purchase price less certain debt of approximately $1,500,000 due to an affiliated company of Yorkville. The Company received this consideration in full and in cash by May 3, 2005.

Celerity-Nevada had no operations in 2006 or 2005, nor did it have any assets or liabilities at these respective dates. The only accounts were common stock (owned 100% by the Company) of $250, additional paid in capital of $1,141,554 and accumulated deficit of $1,141,804.

The Company owns 7,500,000 shares of the common stock of Sagamore Holdings, Inc. and exercises no operational or other controls over Sagamore. The Company has reviewed the valuation of the Sagamore stock using fair value, and, based on the liquidation preference of the preferred stockholder, management has considered the value of the stock as nil. Also, the Company rendered no specific services in 2006 or 2005. Accordingly, the Company has included the value of the Sagamore stock in its financial statements as nil and not recognized any revenue from its ownership.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act") and Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company does not consolidate portfolio company investments in which the Company has a controlling interest. However, for periods after December 31, 2005, the Company will consolidate controlled companies.

The results of operations for the year ended December 31, 2005 reflect the Company's results as a BDC. Accounting principles used in the preparation of the financial statements subsequent to December 31, 2005 are different than those of a BDC and, therefore, the financial position and results of operations of 2006 and subsequent periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

At its annual meeting on December 30, 2005, the stockholders passed a resolution to withdraw the Company's election as a BDC under Section 54 of the Investment Company Act. The termination of the Company's BDC status occurred on January 5, 2006. Financial statements for periods subsequent to December 31, 2005 will be prepared on the basis used prior to becoming a BDC.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Homeland Security Capital Corporation (a Delaware corporation) and its controlled subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Minority interest of the outside equity holdings of the subsidiaries is recognized using the parent company theory.

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

Revenue Recognition - Revenue is recognized when earned. SHC sells products to the ultimate user and recognizes sales as the sales cycle is completed by delivery and acceptance of the products. SHC sells primarily on credit and carries its accounts receivable on its corporate books. Management reviews the aged accounts receivable schedule periodically and uses its judgment to determine those accounts that may not be collectible. The accounts that are not collectible are written off to bad debt and an allowance is established for those accounts which may become worthless. Nexus is involved in system design and recognizes revenue using the percentage completion method of accounting for long term contracts. Percentage of completion is based on comparing actual costs expended, measured against managements estimate of the cost to complete a project. Revenue from service contracts lasting for up to one year are recognized when earned. Cash payments in advance are recorded as deferred revenue and is reduced as it is earned. Accounts receivable are reviewed and valued periodically by management and a reserve is established for accounts that may not be collectable. Bad debts are recognized when the account becomes worthless. At December 31, 2006 the Company has a consolidated bad debt allowance of $308,988.

Cash and Cash Equivalents - Cash and cash equivalents includes short-term investments, such as money markets accounts, which are highly liquid.

Inventories - Inventories, made up of raw materials, work in process and finished foods, are valued at the lower of cost (first-in, first-out) or market.

The following table reflects the Company’s consolidated inventory position at December 31, 2006 :

December 31, 2006
Raw materials and work in progress	$179,461
Finished goods	891,764
Reserve for obsolete inventory	(123,371)
Net inventories	947,854

The Company identifies slow moving, non working or technologically obsolete inventory during the normal course of business. Obsolescence reserves are recorded for the full value less scrap value of the individual items.

Cost in Excess of Billing/Billing in Excess of Cost on Uncompleted Contracts - The Company uses the percentage of completion method in accounting for long term contracts. Actual invoicing of services and payments for products or labor may differ from management’s estimate of the completeness of a project. The Company adjusts its revenues and/or costs to reflect the projects percent completion based on projected estimates of profitability prior to starting the project. At December 31. 2006, the Company recorded costs in excess of customer billing of $265,972 and billings in excess of costs of $501,081.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Property and Equipment - Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in income. The Company periodically evaluates the carrying value by considering the future cash flows generated by the assets. Management believes that the carrying value reflected in the consolidated financial statements is fairly stated based on these criteria.

Accrued Liabilities - At December 31, 2006 the Company had accrued liabilities of $111,336 that were included in accounts payable and consisted of accrued operating expenses.

Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date the remaining unamortized cost is expensed. Amortization expense amounted to $222,201 for 2006 and $40,529 for 2005.

	2006	2005
January 1,	$0	$40,529
New debt offering costs	1,089,863	0
Accumulated amortization	(222,201)	(40,529)
December 31,	$867,662	$0

Investment Valuation - For 2005 as a BDC, investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined in good faith by Management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management's estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

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

Stock Based Compensation - In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In December and August 2005, the Company issued to directors and an officer of the Company, respectively, options to purchase 796,000,000 shares of Common Stock of the Company, par value $0.001 per share, in the future. The Company recorded no compensation expense for 2005, as the exercise price of the options was equal to the fair market value of the Common Stock at the grant date. In 2006, when SFAS 123R became effective, the Company recorded $389,502 in compensation expense, relative to the aforementioned options.

The Company recorded no compensation expense related to options granted in 2005 as the exercise price of the options was equal to the fair market value of the Common Stock at grant dates. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the Plan issued in 2005 consistent with the method of SFAS 123, the Company's net loss would have been adjusted by $219,000 to the pro forma loss of $1,526,345.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2006 risk-free interest rate of 4.4%, volatility between 122% and 456% and expected lives of ten years.

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

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

 In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006.  SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.”  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of applying the various provisions of FIN 48.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities.  Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy.  This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 established a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2006, the Company believes that there has been no impairment of its long-lived assets.

Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. Expenses incurred were $149,408 and $11,541 for the years ended December 31, 2006 and 2005, respectively.

Shipping and Handling - The Company follows the policy of charging the cost of shipping and handling costs to operating expense as incurred. The Company incurred $24,108 in shipping costs in 2006 and none in 2005.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

The Company has had recurring losses since inception of approximately $51,616,000, and continues to suffer cash flow and working capital shortages. As of December 31, 2006, the Company had negative net working capital of approximately $3,570,000. Management believes we will be able to execute our new business plan as our subsidiaries develop their businesses, products and customer base. We believe the Company, as a whole, will be able to access additional funding, if necessary, to continue implementing its strategy of a complementary acquisitions, organic growth and building shareholder value.

4. Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets are as follows:

2006
Property and equipment	$620,500
Accumulated depreciation	(121,677)
$498,823

Depreciation expense in 2006 and 2005 was $112,048 and $14,085, respectively.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Purchase of Nexus Preferred Shares

In February 2006, the Company organized Nexus as a new subsidiary and purchased $3,400,000 in convertible preferred stock. Simultaneously with its formation, Nexus, though a merger with a wholly owned acquisition subsidiary, acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”), a Pennsylvania corporation doing business as Nexus Technologies Group. Nexus, through its subsidiary, provides integrated security systems for the corporate and governmental security markets. The company, organized in 2004, provides its own brand of security integration taking advantage of the rapidly growing field of electronic security.

The market for integrated security applications is one that is rapidly growing as business and the public sector continue to recognize the importance and benefits of protecting their personnel, facilities and assets. Nexus is uniquely positioned to capitalize on this trend and lead the industry in system design and innovation. By leveraging a unique combination of the latest technology and 50 years of industry experience, Nexus provides innovative, engineered and scaleable solutions to effectively protect people, property and assets for regional, national and international organizations. Based on a solid reputation for excellence, Nexus is typically contracted for the more technically challenging projects. Consequently, Nexus has broadened its service offerings to include projects throughout the United States and internationally in a variety of markets, including:

Corporate Commercial Health Care Government Utility Services Transportation	Airports/Ports Prisons Banking Financial Services Education Critical Mission Data Centers

Nexus has developed a niche in the electronic security market. The company has the ability to engineer an open ended system that combines previously separated markets into one. This enables clients to utilize open ended technology between existing security and today’s ever changing security technology.

As a systems integrator the company primarily designs, customizes, installs, connects and maintains closed circuit television and access control systems for customers in the private and public sectors. Either together or on a stand-alone basis, these systems detect and/or reduce crime, prevent unauthorized entry and record evidence of infractions or accidents. These systems have proven to be an effective tool in improving building and facility management.

Nexus has also utilized its security engineering capabilities to expand regionally in the multi billion dollar electronic security market by contracting for more technically challenging projects initiated by medium to larger clients. Recently, the company has undertaken projects in a variety of markets, including: financial services, corporate and commercial, healthcare, government, utility services, public transportation, airports, industrial complexes, museums, prisons, higher education, as well as a national accounts program, geared for Fortune 500 companies.

Nexus is a non-proprietary provider of integrated security solutions including access control, alarm/intrusion, CCTV, communication, perimeter protection and bomb and metal detection security systems. Nexus is aligned with most of the major industry Original Equipment Manufacturers (OEMs) which provides our clients with flexibility and cost efficiency.

On February 8, 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with Nexus. Pursuant to the Purchase Agreement, the Company purchased 3,400,000 shares of Nexus Series A Convertible Preferred Stock (the "Nexus Preferred Shares") for an aggregate purchase price of $3,400,000. The Company also committed to purchase an additional 6,400,000 Nexus Preferred Shares, in one or more transactions, at a purchase price of $1.00 per share at any time prior to February 8, 2008.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following is a condensed pro forma statement of operations for the year ended December 31, 2006 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2006:

			Pro Forma
			Adjustments
	HMSC	Nexus	(Unaudited)	Pro Forma
Sales	$1,718,306	$6,963,939	$693,170	$9,375,415
Net loss	$(4,808,570)	$(1,029,815)	$(503,807)	$(6,342,192)
Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Since the Company operated during 2005 as a BDC with an entirely different business strategy and had no meaningful operations for the year ended December 31, 2005, we believe that it would not provide a meaningful comparison to provide a pro forma unaudited condensed statement of operations showing the combined results of operations of the Company and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2005.

6. Acquisition of CSS

On February 8, 2006, Nexus, a subsidiary of the Company, completed its acquisition of CSS pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated February 8, 2006, by and among Nexus, CSS, CSS Acquisition, Inc. and certain other persons named therein. Pursuant to the Merger Agreement, CSS Acquisition, Inc., a wholly owned subsidiary of Nexus, merged with and into CSS (the "Merger") with CSS surviving the Merger. The stockholders of CSS received an aggregate of 3,675,000 shares of Nexus common stock in exchange for all of the issued and outstanding CSS common stock. Of these shares, 3,000,000 are deemed restricted stock and are subject to vesting and performance provisions. Upon the effectiveness of the Merger, the Company maintained control of Nexus with its 82.1% of the voting power of Nexus.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Purchase of Security Holding Corp. Preferred Shares

On August 21, 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with SHC. On August 22, 2006, pursuant to the Purchase Agreement, the Company purchased 3,000,000 shares of Security Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $3,000,000 (the “Offering”). The Company also committed, subject to certain conditions, to purchase an additional 2,000,000 Preferred Shares, in one or more transactions, at a purchase price of $1.00 per share at any time prior to August 21, 2008.

Each Preferred Share will accrue dividends cumulatively at the rate of eight percent (8%) per annum and is convertible into one (1) share of the SHC common stock at any time by the Company, subject to adjustment for stock dividends, stock splits, and similar events. Each Preferred Share will be entitled to one vote as if converted into SHC common stock. The holders of the outstanding Preferred Shares, as a class, so long as they maintain voting control of SHC, will have the right to designate a majority of the board of directors of SHC. Each Preferred Share will have a liquidation preference of $1.00 per share plus any accrued and unpaid dividends.

The following is a condensed pro forma statement of operations for the year ended December 31, 2006 showing the combined results of operations of the Company and SHC as though the Company had acquired the SHC Preferred Shares on January 1, 2006:

			Pro Forma
			Adjustments
	HMSC	SHC	(Unaudited)	Pro Forma
Sales	$6,949,383	$1,732,862	$86,541	$8,768,786
Net loss	$(4,806,596)	$(1,031,789)	$(222,663)	$(6,061,048)
Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Since the Company operated during 2005 as a BDC with an entirely different business strategy and had no meaningful operations for the year ended December 31 2005, we believe that it would not provide a meaningful comparison to provide a pro forma unaudited condensed statement of operations showing the combined results of operations of the Company and SHC as though the Company had acquired the SHC Preferred Shares on January 1, 2005.

8. Acquisition of SHEI

Simultaneous with our acquisition of SHC, SHEI was merged into SHC, in consideration for the issuance of 2,500,000 shares of common stock of SHC (600,000 of which are held in escrow, the “Hold Back Shares”, 1,900,000 of which were transferred to the SHEI sellers, the “Baseline Shares”) to the SHEI sellers (the “Sellers”). SHEI owned 100% of the outstanding equity of each of AAID, SI and CL. Upon the consummation of the acquisition, SHEI was merged into SHC, leaving its aforementioned subsidiaries wholly owned by SHC. SHC used its common stock, with no deemed value, to acquire SHEI and applied a purchase accounting approach to account for the acquisition of SHEI. As a result, SHC acquired all assets and liabilities of the subsidiaries. Management valued the subsidiary liabilities in excess of their assets at the date of acquisition, which resulted in a recording of goodwill in the amount of $394,120 for SHC.

The Sellers and certain employees (the “Seller Employees”) are entitled to earn additional shares of SHC common stock if SHC meets certain performance targets by certain dates. The Sellers can, provided they are employed by SHC as of the measurement dates release the Hold Back Shares from escrow if SHC is valued (USBX Advisory Services, Inc. will be engaged to perform any valuation with respect to SHC) as of December 31, 2007 (measured between January 1 and March 31, 2008) at $9,000,000 or greater. If SHC fails to achieve the valuation target, all of the escrowed shares will be forfeited and cancelled. Additionally, SHC issued to the Sellers who are managers and certain Seller Employees 10,000000 restricted shares of SHC common stock (the “Restricted Shares”) that will vest on March 31, 2010 or earlier (the “Vesting Date”) provided the Sellers and the Seller Employees continue to be employed by SHC at such time and provided SHC generates certain Equity Value targets in Fiscal 2009 or in an earlier Fiscal Year based on the following formula:

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stockholders Vested Shares = [(Equity Value/3) - (Parents Preferred Stock as converted + Baseline Shares)] * .80 * Stockholders Pro-Rata Share (subject to the issuance of a maximum of 10,000,000 shares of common stock under all of the Restricted Stock Agreements).

Lastly, SHC issued in the names of the Sellers an aggregate of 2,500,000 shares of common stock (the “Earn Out Shares”), which such Earn Out Shares are to be held in escrow pending achievement by SHC of certain financial targets. SHC will release to the Sellers pro rata (based on ownership of SCH) Earn Out Shares on March 31, 2010 or earlier (the “Earn Out Date”) provided that SHC generates certain Equity Value targets in Fiscal 2009 or in an earlier Fiscal Year based on the following formula:

Seller’s Released Shares = [(Equity Value/3) - (Parents Preferred Stock as converted + Baseline Shares)] * .20 * Seller’s Pro-Rata Share (subject to the issuance of a maximum of 2,500,000 Earn Out Shares in the aggregate to all Sellers).

If SHC were to achieve all financial targets by all the dates set for measurement of those targets, SHC would issue to the Sellers and certain Sellers Employees a total of 13,100,000 shares of SHC common stock. In this instance the Company’s ownership position would be reduced from 61% at December 31, 2006 to 25%, assuming the Company completed its commitment to purchase an additional $2,000,000 of Preferred Shares as described above.

9. Entry into Polimatrix (PMX) Joint Venture

On September 18, 2006, the Company entered into a US-based joint venture with Polimaster, Inc., an Arlington, Virginia company involved in the field of nuclear and radiological detection and isotope identification. The joint venture will operate as Polimatrix, Inc. (PMX) and is owned 51% by the Company. PMX will use technology licensed from Polimaster, Inc. in the development of hand-held, networked nuclear and radiological detection devices intended to be sold to governmental and commercial customers. PMX also intends to sell other products manufactured by Polimaster, Inc. and other manufacturer’s radiological, biological, chemical and bacteriological detection equipment. As of December 31, 2006, PMX did not have any significant operations.

10. Income Taxes

The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31 are as follows:

	2006	2005
Current	—	—
Valuation allowance for net current deferred tax assets	—	—

Total net current deferred tax asset	$—	$—

Noncurrent:
Net operating loss and research credit carryforwards	$16,540,000	$14,852,000
Accrued expenses	175,600	—

	16,715,700	14,868,000
Valuation allowance for net noncurrent deferred tax assets	(16,715,700)	(14,868,000)

Total net noncurrent deferred tax asset	$—	$—

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset.

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 39% as a result of the following:

	2006	2005
Computed "expected" tax (benefit)	$(2,036,977)	$(444,000)
State income tax (benefit), net of
federal income tax benefit	(239,993)	(52,000)

Beneficial conversion feature expense	496,623	92,000
Allowance for doubtful accounts	120,895
Compensation from options	151,905
Amortization debt discount costs	—	15,400
and valuation of derivative liability	163,400
Accrued expenses	54,700	—
Meals and entertainment	7,700	—
Political contributions	5,752	—
Stock for expenses	202,625	—
Contributions	3,646	—
Goodwill	10,247	—
Loss of benefit of deferred tax asset	1,059,477	388,600

	$—	$—

At December 31, 2006, the Company had an available net operating loss carryforward of approximately $42,000,000. Increases in 2006 were increased by losses in the Company’s acquired subsidiaries. These deductions create net operating loss carryforwards which in certain circumstances could become limited due to a change in control of the subsidiary. These amounts are available to reduce the Company's future taxable income and expire in the years 2011 through 2026.

11. Sale of Convertible Debentures (2006 A)

On February 6, 2006, the Company entered into a Securities Purchase Agreement with Cornell, which provided for the purchase by Cornell of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 A Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. Cornell is entitled to convert the 2006 A Debenture at a conversion price into Common Stock, provided that Cornell cannot convert into shares of Common Stock that would cause Cornell to own more than 4.9% of the issued and outstanding Common Stock. The 2006 A Debenture has an interest rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the 2006 A Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

Pursuant to a Security Agreement between the Company and Cornell, the Company's obligations under the 2006 A Debenture are secured by a pledge of all of its assets. Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $20,000 in structuring fees and diligence fees, all to Yorkville. Accordingly, the Company received net proceeds of approximately $3,580,000 upon issuance of the Debenture. The Company has also issued to Cornell 50,000,000 shares of Common Stock pursuant to this transaction.

In connection with the Securities Purchase Agreement, the Company entered into an Investor Registration Rights Agreement with Cornell pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature will be accounted for as a derivative liability, with the change in fair value recorded in earnings each period.

12. Sale of Convertible Debentures (2006 B)

On August 21, 2006, the Company entered into a Securities Purchase Agreement with Cornell, which provided for the purchase by Cornell of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 B Debenture shall be equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. The 2006 B Debenture has an interest at rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 B Debenture. If the Common Stock is trading below the conversion price at the date of redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to twenty percent of the amounts redeemed and accrued interest. Pursuant to a Security Agreement between the Company and Cornell, the Company's obligations under the 2006 B Debenture are secured by a pledge of all of its assets.

Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $15,000 in structuring fees and diligence fees, all to Yorkville. Also, the Company paid interest due on the 2006 A Debenture in the amount of $107,945 out of the proceeds. Accordingly, the Company received net proceeds of $3,477,055 upon issuance of the 2006 B Debenture.

In connection with the Securities Purchase Agreement, the Company issued a warrant to Cornell for 100,000,000 of the Company’s Common Stock. The warrant has an exercise price equal to $0.01, which may be adjusted under terms of the warrant, and has a term of five years from the date of issuance on August 21, 2006. The Company also entered into an Investor Registration Rights Agreement with Cornell pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature will be accounted for as a derivative liability, with the change in fair value recorded in earnings each period. Additionally, the Company is not able to assert that it will have sufficient authorized and unissued shares to exchange for the warrant, if it is exercised. As a result, the warrant will be accounted for as a liability, with the change in fair value recorded in earnings each period.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Long Term Debt and Convertible Debentures

Long Term Debt

Trade notes to suppliers and vendors due
With various terms within one year	$113,325
Capitalized lease obligation due through January 2009 for the purchase of computer firewall equipment and a blueprint copier	62,098
Vehicle purchase notes bearing interest at rates from
7.5% to 12.0% with monthly payments aggregating
approximately $5,000 through 2011 and collateralized by vehicles with an original cost of $202,990	151,826
Notes to subsidiary minority stockholders - 8% unsecured notes maturing in July, 2009 and payable monthly installments of $15,668	451,030
Total	778,279
Less: Current maturities	(340,028)
Long Term Notes Payable	$438,251

Principal maturities for the next five years are as follows:

2007	$340,028
2008	243,017
2009	159,465
2010	28,679
2011	7,090

Total	$778,279

Convertible Debentures

The Company issued $537,500 aggregate principal amount of 5% convertible debentures in 2004. The debentures have a term of two years and are convertible into the Company's Common Stock, at the option of the holder, at a price equal to $0.001. Since there was substantially no difference in the market value of the stock at the date of the debenture compared to the conversion price, there was no beneficial conversion feature for the convertible debentures. In 2004, $25,000 of the debentures was repaid. In 2005, $10,000 of the debentures was converted into 7,149,333 shares of Common Stock and $280,000 was repaid leaving $222,500 remaining outstanding at December 31, 2005. In 2006 all of the remaining debentures were converted into 177,795,830 shares of Common Stock.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Cornell 5%	Cornell 5%
	Debenture	Debenture	Cornell
	2006 A	2006 B	Warrant	Total

Face amount	$4,000,000	$4,000,000		$8,000,000
Less: Cost of issuance	(520,000)	(569,863)		(1,089,863)
Net proceeds	$3,480,000	$3,430,137	$-	$6,910,137

Value of derivative liability at issue date	$3,331,544	$2,298,787	$154,863	$5,785,194
Gain (Loss) of value of derivative	(404,962)	883,429	(79,450)	399,017
Value at December 31, 2006	$2,926,582	$3,182,216	$75,413	$6,184,211

Face amount	$4,000,000	$4,000,000	$	$$8,000,000
Debt discount	3,331,544	2,298,787		5,630,331
Less amortization of discount	(1,017,972)	(255,421)		(1,273,393)
Net debt discount	2,313,572	2,043,366		4,356,938
Net Convertible Debentures	$1,686,428	$1,956,634	$-	$3,643,062

Beneficial Conversion Features of Debt

The Company recognized a beneficial conversion feature for the various convertible debentures issued in prior years as discounts on the convertible debentures and additional paid-in capital. Upon conversion prior to the stated date of redemption the remaining unamortized discount was immediately expensed. Non-cash interest expense amounted to $242,988 and $0 for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2005, the Company has $222,500 in debentures outstanding, all of which were converted in 2006 and none of which has unamortized debt discount associated with it.

14. Series F Preferred Stock

On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to Cornell,, a related party, pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The preferred stock is convertible into shares of Common Stock at a conversion price equal to $0.001 per share, subject to availability, at any time after the termination of the Company's status as a BDC. The stockholders voted to terminate the Company's election as a BDC in its special meeting on December 30, 2005. Although not convertible until the termination of the Company's status as a BDC, on the date of issuance of the Series F Preferred Stock, the effective conversion price was at a discount to the price of the Common Stock into which it was convertible. The Company recorded a $1,000,000 dividend relative to the beneficial conversion feature. As of December 31, 2006, none of the Series F Preferred Stock has been converted into shares of Common Stock.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Series G Preferred Stock

On February 6, 2006, the Company entered into an Investment Agreement with Cornell pursuant to which the Company exchanged with Cornell 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 450,000,000 shares of the Company's Common Stock owned by Cornell. Each share of Series G Preferred Shares may be converted, at Cornell' discretion, into 450 shares of the Common Stock. The Series G Preferred Shares are senior in rank to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville in connection with the transaction.

In connection with the Investment Agreement, the Company entered into an Investor Registration Rights Agreement with the Cornell pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series G Preferred Shares. The Company also filed a Certificate of Designation with the State of Delaware amending its Certificate of Incorporation to include the rights and terms of the Series G Preferred Shares.

16. Stock Options

In 2005, the Company established a stock option plan under which 724,000,000 options to acquire common shares were reserved for issuance. There are 580,000,000 options issued to C. Thomas McMillen, its President and CEO that were outstanding at December 31, 2006. These options vested 116,000,000 at the grant date (August 29, 2005) and as of December 31, 2006 the options were completely vested.

Outside of the stock option plan, each of the directors was granted options to purchase 72,000,000 shares of common stock. Of these options 8,000,000 at the grant date (December 30, 2005) and 8,000,000 each quarter for eight quarters thereafter for a total of 72,000,000 options for each of these directors. These options expire 10 years from the effective date.

Additionally, in 2006, the Company’s directors approved options to purchase 120,000,000 shares of common stock to employees and options to purchase 60,000,000 shares to a consultant. These options generally vest at the grant date and then quarterly over the next twelve quarters and expire ten years from grant date. Of these options 10,000,000 options were forfeited.

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of Year	796,000,000	$0.00096	—	$—
Granted	180,000,000	0.00161	796,000,000	0.00096
Exercised	—	—	—	—
Forfeited	(10,000,000)	0.00170	—	—
Outstanding at end of year	966,000,000	$0.00098	796,000,000	0.00096
Options exercisable at year end	741,060,001	$0.00095	256,000,000	$0.00096

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17. Common Stock Warrants

2002 Warrants

At December 31, 2004, there were 548,000 warrants outstanding with an exercise price ranging from $2.00 to $14.00 with a weighted average price of $2.39. These warrants expired at various dates from March 2005 through August 2006.

During 2006, the Company granted 140,000,000 warrants to two entities and one consultant. The warrants vested when granted and were issued in connection with our debenture financing, financial advisory services and investor relations consultation.

18. Stock Buyback Program

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

19. Settlement of Trade Payable and Convertible Debentures

During 2005, the Company settled certain trade payables, convertible debentures, and accrued interest of $3,055,000. Such settlement resulted in a gain on forgiveness of debt of approximately $33,300. In 2005, there was also a related-party gain of $81,901, which was credited to Additional Paid in Capital.

During 2006, the Company settled certain trade payables, convertible debentures and accrued interest of $217,000. Such settlements resulted in a gain on forgiveness of debt of approximately $91,000.

20. Business Segments

The Company analyzes its assets, liabilities, cash flows and results of operations by operating unit or subsidiary. In the case of our platform companies, which are our first level subsidiaries, the Company relies on local management to analyze each of its subsidiaries and report based on a consolidated entity. As a result the Company, in its application of SFAS 131, views that its financial decisions will be made based on the overall performance of a first level subsidiary. Additionally, our current subsidiaries derive their revenues and cash flow from different activities, services in the case of Nexus and products in the case of SHC.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below shows selected data for each of the Company’s operating units.

Homeland Security Capital Corporation Consolidated	Holding Company Homeland Security Capital Corporation	Services Company Nexus Technology Group	Products Company Security Holding Corp.	Consolidated
Revenues	-	6,963,939	1,718,306	8,682,245
Gross margin	-	1,751,046	288,546	2,039,592
Operating expenses	1,870,536	2,861,598	1,707,130	6,439,264
Other expenses - net	2,051,351	11,406	27,328	2,090,085
Minority interest	-	(93,143)	(558,229)	(651,372)
Net loss	3,921,887	1,028,815	887,683	5,838,385
Current assets	782,341	4,114,657	1,999,773	6,896,771
Total assets	1,671,085	4,379,708	2,742,915	8,793,708

21. Loss Per Share

Basic and diluted loss per share was computed by dividing net loss applicable to Common Stock by the weighted average common shares outstanding during each period. Potential common equivalent shares of 880,226,667 and 362,500,000 at December 31, 2006 and 2005, respectively, are not included in the computation of per share amounts in the periods as the effect would be antidilutive.

22. Cash Flows

Supplemental disclosure of cash flow information for the years ended December 31, 2006 and 2005, are as follows:

	2006	2005
Cash paid during the year for:
Interest	$115,674	$516,165
Taxes	$0	$0

Non Cash Investing and Financing activities include:

2006

On February 6, 2006, we entered into an Investment Agreement with Cornell pursuant to which we exchanged 1,000,000 shares of our Series G Convertible Preferred Stock (the “Series G Stock”) for 450,000,000 shares of our Common Stock held by Cornell. Each share of Series G Stock is convertible, at the discretion of Cornell, into 450 shares of Common Stock. The holders of the Series G Stock are not entitled to receive any dividends. As of December 31, 2006, none of the Series G Stock had been converted into shares of Common Stock.

On February 6, 2006, we entered into a Securities Purchase Agreement with Cornell pursuant to which we sold secured convertible debentures (the “February Debentures”) in the amount of $4,000,000. The February Debentures are convertible into Common Stock at a conversion price equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. The February Debentures bear interest at 5% per annum and the maturity date is February 6, 2009.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On August 21, 2006, we entered into a Securities Purchase Agreement with Cornell pursuant to which we sold secured convertible debentures (the “August Debentures”) in the amount of $4,000,000. The August Debentures are convertible into Common Stock at a conversion price equal to the lesser of (1) $0.01 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. The August Debentures bear interest at 5% per annum and the maturity date is August 21, 2009.

On August 21, 2006, in connection with the sale of the August Debentures, we issued to Cornell a warrant to purchase 100,000,000 shares of Common Stock. The warrant has an exercise price equal to $0.01 (subject to certain adjustments as set forth therein) and has a term that expires on August 20, 2011.

In December 2006, we issued to our financial advisor warrants to purchase 20,000,000 of our Common Stock. These warrants have an exercise price of $0.0011 per share and have a term of five years from the date of issuance. These warrants were issued as consideration for financial advisory services.

In December 2006, we issued to our investor relations firm warrants to purchase 20,000,000 of our Common Stock. These warrants have an exercise price of $0.0036 per share and have a term of four years from the date of issuance. These warrants were issued as part of the consideration for investor relations services.

In 2006, $222,500 of our convertible debentures were converted into 177,795,830 shares of Common Stock at an average conversion price of $0.0013. These transactions were exempt from registration under Section 4(2) of the Securities Act.

2005

The Company converted $10,724, including accrued interest, of the convertible debentures into 7,149,333 shares of Common Stock.

On October 6, 2005, the Company entered into a Securities Purchase Agreement with Cornell, pursuant to which the Company issued to Cornell a total of $1,000,000 of Series F Preferred Stock. Upon the termination of the Company's status as a BDC under the Investment Company Act, the Series F Preferred Stock would become convertible at the option of Cornell into such number of fully paid and non-assessable shares of our Common Stock, as is determined by dividing (a) the sum of (i) $1,000,000 (the original purchase price for the Series F Preferred Stock), plus (ii) all accrued but unpaid dividends thereon by (b) the conversion price then in effect. As set forth in the Certificate of Designation of the Series F Preferred Stock, the conversion price is $0.001, as adjusted from time to time as provided in the Certificate of Designation. As of December 31, 2005, none of the Series F Preferred Stock has been converted into shares of Common Stock.

23. Commitments and Contingencies

Leases

The Company and its subsidiaries routinely enter into lease agreements for office space used in the normal course of business. Certain leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of our leases require additional payments to reimburse lessor for operating expenses such as real estate taxes, maintenance and utilities. At December 31, 2006 the Company occupied office and warehouse space under five (5) separate leases. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2006:

Operating Leases
2007	$240,187
2008	140,325
2009	132,528
2010	19,560
2011	-
Thereafter	-

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Rent expense for the years ended December 31, 2006 and 2005 was $205,973 and $14,400 respectively.

Our leases, some of which are month to month, have various termination dates between May 2007 and June 2010. We believe that any of our subsidiaries can find suitable office and warehouse accommodations on short notice.

The table below indicates the ending month of leases by each subsidiary.

	2007	2008	2009	2010
Nexus		February
SecurityInc			December
Compass	May
AAID		January
Cyberlynk				June

Commitments

The Company and its subsidiaries in the normal course of business routinely enter into consulting agreements for services to be provided to the Company. These agreements are generally of short terms and are terminable by either party on thirty (30) days notice. As a result, the Company does not believe it has any material commitments to consultants.

Licenses and Royalties

The Company and its subsidiaries routinely licensed technology and manufacturing rights in the normal course of business. Payments under these licenses are due upon the sale of the specific product(s) for which the license was obtained. The Company is not committed to fixed payment schedules or is it required to make minimum sales under any license.

Insurance

The Company and its subsidiaries maintain various insurance policies for product liability, general liability, health, worker’s compensation and automobile insurance, as well as excess umbrella insurance policies. The Company believes that its insurance carriers are highly rated companies and does not believe that it has any financial risk as to insurance.

Litigation

The Company and its subsidiaries do not believe , they are the subject of any litigation.

24. Related Party Transactions

The Company believes that it conducts its related part business on terms no less favorable to us than could have been obtained from unaffiliated third parties. Furthermore, any future transactions or loans between us and officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On June 7, 2005, Washington Capital, a private equity firm owned by McMillen, and Global Defense Corp. executed a lease with Cambridge Associates LLC for our current office space located at 4100 North Fairfax Drive, Suite 1150, Arlington, VA 22203-1664. McMillen served as Chairman of the Board and Chief Executive Officer of Global Defense Corp. until July 2005, when he stepped down as CEO. Washington Capital leased the equipment and provided it and the space to FAAC with a separate sublease arrangement that started July 2005. We moved in the current office space on September 1, 2005 and did not pay any rent because of BDC limitations on doing business with affiliates. On March 1, 2006, Global Defense Corp. assigned its interest in the lease to us with Washington Capital’s approval. On March 1, 2006, the Company started paying a monthly rent (which includes utilities, furniture and equipment) in the amount of $4,600 to Cambridge Associates LLC.

We lease approximately 8,208 and 3,075 square feet of office and warehouse space from Bridgestone at 10125 S. 52nd Street, Franklin, WI 53132 which serves, respectively, as SHC’s administrative offices, SI’s administrative offices and warehouse and CL’s administrative offices and warehouse. Included in the leases are furniture and equipment and in the case of Cyberlynk tax and utilities. Bridgestone is owned by Joel Konicek and Jim Peroutka, the CEO and Chief Technical Officer, respectively, of SHC. Lease payments were $7,794 and $3,250 per month, respectively. SHC and SI’s lease expires December 31, 2009 and CL’s lease expires June 30, 2010.

Joel Konicek and James Peroutka, the CEO and Chief Technical Officer, respectively, of SHC, own 100% of the capital stock of Accuteck, Inc. and Accuteck, Inc. owns 67% of the capital stock of Innovative Control Systems, Inc. In January 2006, we entered into an exclusive licensing agreement with ICS that entitles it to exclusive intellectual property rights, including all patents and patent applications, know-how, utility models, rights in industrial designs, trademarks and service marks, covering a specialized line of RFID tags and readers. The license requires payment by ICS of a royalty based on a percentage of its or its sublicensees’ net sales of products derived from the technology covered by the licensing agreement. In July 2005, we entered into an exclusive licensing agreement with Accuteck, LLC that entitles us to the sole license of the know-how, all processes and trademarks which relate to the products sold by us designated SDC, TAG and READER which have been or will be developed by or in conjunction with related group companies and contractors. In consideration of the payment of $180,000, we received a perpetual, exclusive, transferable, assignable right and license with the right to grant sublicenses of the know-how to manufacture the products.

On August 21, 2006, SHC issued 3-year unsecured promissory notes to Joel Konicek and Jim Peroutka, the CEO and Chief Technical Officer, respectively, of SHC. The principal amount of each of these notes is $166,667 and the notes bear interest at 8%. Payments on the notes are due monthly.

25. Concentration of Customers and Suppliers

Significant Customers

As of December 31, 2006, we did not have a concentration of customers in any of our subsidiaries that accounted for greater than 10% of our consolidated revenues or consolidated net accounts receivable.

Significant Suppliers

As of December 31, 2006, our AAID subsidiary purchased substantially all of its RFID tags, readers and associated components from Wavetrend Technologies Limited (“Wavetrend”), a foreign company whose primary manufacturing facilities are located in South Africa. If our relationship with Wavetrend were to terminate or if AAID were unable to purchase RFID products from them, for any reason, our business could be materially adversely affected.

26. Subsequent Events

On January 29, 2007 the Company’s Nexus subsidiary signed a non binding letter of intent to acquire Linear Technologies, Inc. The Company initially expected the acquisition to close during the first quarter of 2007, however it now appears the transaction will be delayed until the second quarter.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On February 1, 2006 Cornell, the holders of our debentures, agreed to defer any registration requirements on their holdings for one year. We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding shares of Common Stock and Common Stock underlying outstanding convertible debentures and common stock warrants.  Once effective, a prospectus contained within a registration statement can only be used for a period of time without there being a post-effective amendment filed that has become effective under the Securities Act .  One of those obligations relates to a requirement to file a new registration for shares issuable pursuant to the (a) 5% Debentures issued in February 2006, certain shares of Common Stock and the Series F Preferred Stock by May 7, 2007 and to achieve effectiveness of that registration statement by August 5, 2007 and (b) 5% Debentures issued in August 2006 and the related warrants by November 22, 2007 and to achieve effectiveness of that registration statement by February 20, 2008.  If we are unable to meet the these filing or effectiveness obligations, we would be obligated to pay the holder of these securities liquidated damages equal to 2% of the liquidated value of these securities outstanding (approximately $9 million assuming no conversions) for each 30 day period after the applicable date as the case may be. The liquidated damages may be paid in cash or shares of our Common Stock if registered, at the holder’s option.