Form 10KSB/A
period 2006-12-31
Homeland Security Capital CORP
filed 2007-05-15
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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
Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

[Not applicable]

This Annual Report on Form 10-KSB/A contains forward-looking statements that involve certain risks and uncertainties. Homeland Security Capital Corporation’s actual results could differ materially from the results discussed in the forward-looking statements. See “Description of Business”, “Risk Factors” and “Forward-Looking Statements and Associated Risks.”

Explanatory Note:

Subsequent to the filing of its annual report on Form 10KSB for the year ended December 31, 2006, Homeland Security Capital Corporation determined that the allocation of accumulated deficit and operational losses to minority interest was incorrect. Accordingly, this Annual Report on Form 10KSB/A and the revised financial statements included herein are being filed to reflect correction of the accounting error.

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

Other income and expense

The Company had net other expense of $2,090,085 for the year ended December 31, 2006 compared to $299,361 for the year ended December 31, 2005 for an increase in net expenses of $1,790,724 or 598%. Income was increased by settlement of payables of $57,964. Other income and expense was decreased by a decrease in interest income of $17,773 and increases in interest expense of $199,821, amortization of debt discounts of $1,030,405, amortization of debt offering costs of $181,672 and a loss in the derivative valuation of $419,017.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss of $6,489,757 for the year ended December 31, 2006 compared to a net loss of $1,307,345 for the year ended December 31, 2005. This represents an increase in the net loss of $5,182,412 or 396%.

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

During the year ended December 31, 2006, we had a net increase in cash of $120,122. Our sources and uses of funds were as follows:

Cash Flows from Operating Activities

We used net cash of $6,090,042 in our operating activities during the year ended December 31, 2006. Our net cash used in operating activities resulted primarily from the Company's net loss of $6,489,757 for the year ended December 31, 2006, a use of $2,365,214 from net changes in current operating assets and liabilities for the year ended December 31, 2006 and settlement of debt totaling $91,268. These uses have been offset by $519,550 from the use of stock issued as compensation and for payment of expenses, $309,988 from the valuation of doubtful accounts receivable, $112,048 in depreciation and amortization, $222,201 in amortization of debt offering costs and $1,692,410 for the amortization of debt discounts and the valuation losses for changes in derivative liability for the year ended December 31, 2006.

Cash Flows from Investing Activities

We used net cash of $557,263 in our investing activities during the year ended December 31, 2006, consisting of primarily $57,263 in purchases of fixed assets and $500,000 in the purchase of a subsidiary.

Cash Flows from Financing Activities

We provided cash of $6,767,427 from financing activities during the year ended December 31, 2006, consisting of $8,000,000 in proceeds from convertible debentures issued less $1,089,863 in costs associated with the issuance of those debentures, and $142,710 in payments of notes. We also converted debentures and received net proceeds of $33,902.

As of December 31, 2006, we had a deficit in net working capital of $3,569,679.

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

PART V

Item 13. Exhibits

(a) Documents filed as part of this report:

See index to Consolidated Financial Statements attached, which are filed as part of this report.

(b) Exhibits:

Exhibit No	Description	Location
3.1	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 6, 2006

3.2	Certificate of Designation for the Series G Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 14, 2006

3.3	Bylaws of the Company	Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the SEC on August 13, 1997

3.4	Certificate of Designation of Series C Preferred Stock	Incorporated by reference to the Registration Statement on Form SB-2 filed with the SEC on October 18, 2001

3.5	Certificate of Designation of Series D Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-KSB filed with the SEC on March 27, 2002

3.6	Certificate of Designation of Series E Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-KSB filed with the SEC on March 27, 2002

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 23, 2002	Incorporated by reference as Exhibit 3.6 to Form 10-KSB filed with the SEC on April 15, 2005

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 17, 2002	Incorporated by reference as Exhibit 3.7 to Form 10-KSB filed with the SEC on April 15, 2005

3.9	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2006	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 2, 2006

3.10	Certificate of Designation of Series F Convertible Preferred Stock	Incorporated by reference as Exhibit 99.2 to Form 8-K filed with the SEC on October 7, 2005

4.1	Form of Convertible Debenture due February 2009	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the SEC on February 14, 06

10.1	Preferred Stock Term Sheet by and between Cornell Capital Partners, LP and the Company	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on August 31, 2005

10.2	SEDA Term Sheet by and between Cornell Capital Partners, LP and the Company	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on August 31, 2005

Exhibit No	Description	Location
10.3	Employment Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on August 31, 2005

10.4	Indemnification Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on August 31, 2005

10.5	Securities Purchase Agreement dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on October 7, 2005

10.6	Escrow Agreement, dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.3 to Form 8-K filed with the SEC on October 7, 2005

10.7	2005 Stock Option Plan	Incorporated by reference to Exhibit 10.13 to Form 10-KSB filed with the SEC on April 17, 2006

10.8	Securities Purchase Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on February 14, 2006

10.9	Investor Registration Rights Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on February 14, 2006

10.10	Investment Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on February 14, 2006

10.11	Security Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners, LP.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on February 14, 2006

10.12	Agreement and Plan of Merger, dated February 8, 2006, by and among Nexus Technologies Group, Inc., Corporate Security Solutions, Inc., CSS Acquisitions, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on February 14, 2006

10.13	Series A Convertible Preferred Stock Purchase Agreement, dated February 8, 2006, by and between Homeland Security Capital Corporation and Nexus Technologies Group, Inc.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on February 14, 2006

10.14	Securities Purchase Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on August 24, 2006

10.15	Investor Registration Rights Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on August 24, 2006

10.16	Pledge and Security Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on August 24, 2006

Exhibit No	Description	Location
10.17	Secured Convertible Debenture, dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on August 24, 2006

10.18	Warrant dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.5 to Form 8-K filed with the SEC on August 24, 2006

10.19	Agreement and Plan of Merger, dated August 21, 2006, by and among Security Holding Corp., Security Holding Enterprises, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on August 29, 2006

10.20	Series A Convertible Preferred Purchase Agreement, dated August 21, 2006, among Homeland Security Capital Corporation and Security Holding Corp.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on August 29, 2006

14.1	Code of Business Conduct and Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-KSB filed with the SEC on April 14, 2004

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates audited our financial statements for the years ended December 31, 2006 and 2005.

Audit Fees. During the year ended December 31, 2006, HJ & Associates billed us an aggregate of $153,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-KSB/A for the years ended December 31, 2006.

•	Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2006.

During the year ended December 31, 2005, HJ & Associates billed us an aggregate of $29,643 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2005.

•	Review of our financial statements included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2005.

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

HOMELAND SECURITY CAPITAL CORPORATION

/s/ C. Thomas McMillen
C. Thomas McMillen	President, Chief Executive Officer and	May 15, 2007
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen	President, Chief Executive Officer	May 15, 2007
C. Thomas McMillen	and Chairman of the Board
(Principal Executive Officer)

/s/ Michael T. Brigante	Chief Financial Officer	May 15, 2007
Michael T. Brigante	(Principal Accounting Officer)

	Director	May 15, 2007
Brian C. Griffin

/s/ Zev E. Kaplan	Director	May 15, 2007
Zev E. Kaplan

/s/ Philip A. McNeill	Director	May 15, 2007
Philip A. McNeill

HOMELAND SECURITY CAPITAL CORPORATION

INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Report of HJ & Associates, LLC	F-2

Balance Sheet as of December 31, 2006	F-3

Statements of Operations for the Years Ended
December 31, 2006 and 2005	F-4

Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	F-5

Statements of Changes in Stockholders' Equity (Deficit)
for the Years Ended December 31, 2006 and 2005	F-6

Notes to Financial Statements	F-7

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

As discussed in Note 27, the consolidated financial statements for the year ended December 31, 2006 have been restated to correct an error accounting for the minority interest.

HJ & Associates, LLC
Salt Lake City, Utah
March 28, 2007, except for Note 27 which is May 11, 2007

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Restated)
December 31, 2006

Assets
Cash	$1,214,183
Accounts receivable - net	4,397,140
Inventories	947,854
Cost in excess of billings on uncompleted contracts	265,972
Other current assets	71,622
Total current assets	6,896,771
Fixed assets, net	498,823
Deferred financing costs - net	867,662
Other non-current assets	136,332
Goodwill	976,590
Total assets	$9,376,178

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,136,319
Derivative liability	6,184,211
Current portion of long term debt	340,028
Accrued interest	140,274
Billings in excess of costs on uncompleted contracts	501,081
Deferred revenue	164,537
Total current liabilities	10,466,450
Long term debt
Convertible debentures - related party, net of $4,356,938 discount	3,643,062
Long term debt	438,251
Total long term debt	4,081,313
Total liabilities	14,547,763

Minority interest	-
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 3,000,000 shares authorized,
2,000,000 shares issued and outstanding
Preferred stock Series F	100,000
Preferred stock Series G	100,000
Common stock, $0.001 par value, 20,000,000,000 shares authorized,
4,175,525,035 issued and outstanding	4,175,525
Additional paid-in capital	42,720,706
Accumulated deficit	(52,267,816)
Total stockholders' equity (deficit)	(5,171,585)
Total liabilities and stockholders' equity (deficit)	$9,376,178

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005

	2006	2005
	(Restated)
Sales	$8,682,245	$-
Cost of sales
Materials	4,599,515	-
Labor	1,806,024	-
Other	237,114	-
Total cost of sales	6,642,653	-
Gross profit on sales	2,039,592	-
Operating expenses
Marketing	150,544	11,541
Personnel	3,924,914	492,851
Insurance and facility costs	279,069	15,233
Travel and transportation	472,057	-
Other operating costs	145,289	-
Depreciation and amortization	112,048	14,085
Professional services	852,345	408,238
Administrative costs	502,998	66,036
Total operating expenses	6,439,264	1,007,984
Operating loss	(4,399,672)	(1,007,984)
Other income (expense)
Interest expense	(297,876)	(98,055)
Beneficial conversion feature - convertible debentures	-	(242,988)
Amortization of debt discounts	(1,273,393)	-
Amortization of debt offering costs	(222,201)	(40,529)
Adjustment of fair value of derivative liability	(419,017)	-
Settlement of debt	91,268	33,304
Other income (expense)	31,134	48,907
Total other income (expense)	(2,090,085)	(299,361)
Net loss attributable to common stockholders	$(6,489,757)	$(1,307,345)
Loss per common share, basic and diluted
Net loss per common share attributable
to common stockholders	$(0.00)	$(0.00)
Weighted average shares outstanding -
basic and diluted	4,176,467,394	4,440,850,576

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
	(Restated)
Cash flows from operating activities:
Net loss	$(6,489,757)	$(1,307,345)
Adjustments to reconcile net loss to net
cash used in operating activities:
Settlement of debt	(91,268)	(268,304)
Stock issued for payment of expenses	519,550	-
Depreciation and amortization	112,048	14,085
Valuation reserve for accounts receivable	309,988	-
Beneficial conversion - convertible notes	-	242,988
Amortization of debt discount	1,273,393	-
Amortization of debt offering costs	222,201	40,529
Valuation losses for changes in derivative liability	419,017	-
Changes in operating assets and liabilities:
Accounts Receivable	(4,623,266)	-
Inventories	(947,854)	-
Costs in excess of billings on uncompleted contracts	(265,972)	-
Other assets	(63,297)	(141,992)
Accounts payable	2,869,557	(457,419)
Billings in excess of costs on uncompleted contracts	501,081	-
Deferred revenue	164,537	-
Net cash used in operating activities	(6,090,042)	(1,877,458)

Cash flows from investing activities:
Purchase of fixed assets	(57,263)	-
Purchase of subsidiary	(500,000)	-
Proceeds from liquidation of Yorkville Advisors Management, LLC	-	5,240,000
Net cash provided by (used in) investing activities	(557,263)	5,240,000

Cash flows from financing activities:
Proceeds from convertible debentures - related party	8,000,000	-
Cost of convertible debentures - related party	(1,089,863)	-
Payments on notes payable	(142,710)	(500,000)
Payments on notes payable - related party	-	(2,198,099)
Acquisition of treasury stock	-	(417,968)
Proceeds from preferred stock - related party	-	845,723
Net cash provided by financing activities	6,767,427	(2,270,344)

Net increase (decrease) in cash	120,122	1,092,198
Cash, beginning of period	1,094,061	1,863
Cash, end of period	$1,214,183	$1,094,061

Cash paid for:
Interest	$115,674	$-
Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2006 and 2005

				Additional			Total
	Preferred	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, December 31, 2004	-	4,796,102,805	4,796,103	40,555,128	(561,334)	(43,470,714)	1,319,183
Issuance of 1,000,000 shares of convertible preferred stock with beneficial conversion feature	100,000			745,723			845,723

Amortization of beneficial conversion feature and accretion of redeemable convertible preferred stock				1,000,000		(1,000,000)	-

Conversion of convertible debentures to shares of common stock		7,149,333	7,149	3,577			10,726
Gain on settlement of related party debt				91,901			91,901
Acquisition of treasury stock					(417,968)		(417,968)
Cancellation of treasury stock		(405,523,599)	(405,523)	(573,779)	979,302		-
Net loss						(1,307,345)	(1,307,345)
Balance, December 31, 2005	100,000	4,397,728,539	4,397,729	41,822,550	-	(45,778,059)	542,220
Issuance of preferred stock
Series G	100,000			710,000			810,000
Exchanged for common stock		(450,000,000)	(450,000)	(360,000)			(810,000)
Conversion of debentures to common stock		177,796,496	177,796	78,606			256,402
Value of vested stock options				387,010			387,010
Value of vested warrants				42,540			42,540
Issuance of common stock for fees		50,000,000	50,000	40,000			90,000
Net loss (Restated)						(6,489,757)	(6,489,757)
Balance, December 31, 2006	$200,000	4,175,525,035	$4,175,525	$42,720,706	$-	$(52,267,816)	$(5,171,585)

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

Upon completion of the aforementioned acquisitions, the Company recorded goodwill of $976,590.

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

The Company has had recurring losses since inception of approximately $52,268,000, and continues to suffer cash flow and working capital shortages. As of December 31, 2006, the Company had negative net working capital of approximately $3,570,000. Management believes we will be able to execute our new business plan as our subsidiaries develop their businesses, products and customer base. We believe the Company, as a whole, will be able to access additional funding, if necessary, to continue implementing its strategy of a complementary acquisitions, organic growth and building shareholder value.

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

The following is a condensed pro forma statement of operations for the year ended December 31, 2006 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2006:

			Pro Forma
			Adjustments
	HMSC	Nexus	(Unaudited)	Pro Forma
Sales	$1,718,306	$6,963,939	$693,170	$9,375,415
Net loss	$(5,366,799)	$(1,122,958)	$(503,807)	$(6,993,564)
Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

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

The following is a condensed pro forma statement of operations for the year ended December 31, 2006 showing the combined results of operations of the Company and SHC as though the Company had acquired the SHC Preferred Shares on January 1, 2006:

			Pro Forma
			Adjustments
	HMSC	SHC	(Unaudited)	Pro Forma
Sales	$6,949,383	$1,732,862	$86,541	$8,768,786
Net loss	$(4,899,739)	$(1,590,018)	$(222,663)	$(6,712,420)
Net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

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

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 39% as a result of the following:

	2006	2005
Computed "expected" tax (benefit)	$(2,271,415)	$(444,000)
State income tax (benefit), net of
federal income tax benefit	(266,080)	(52,000)

Beneficial conversion feature expense	496,623	92,000
Allowance for doubtful accounts	120,895
Compensation from options	151,905
Amortization debt discount costs	—	15,400
and valuation of derivative liability	163,400
Accrued expenses	54,700	—
Meals and entertainment	7,700	—
Political contributions	5,752	—
Stock for expenses	202,625	—
Contributions	3,646	—
Goodwill	10,247	—
Loss of benefit of deferred tax asset	1,320,002	388,600

	$—	$—

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

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below shows selected data for each of the Company’s operating units.

Homeland Security Capital Corporation Consolidated	Holding Company Homeland Security Capital Corporation	Services Company Nexus Technology Group	Products Company Security Holding Corp.	Consolidated
Revenues	-	6,963,939	1,718,306	8,682,245
Gross margin	-	1,751,046	288,546	2,039,592
Operating expenses	1,870,536	2,861,598	1,707,130	6,439,264
Other expenses - net	2,051,351	11,406	27,328	2,090,085
Minority interest	-	-	-	-
Net loss	3,921,887	1,021,958	1,445,912	6,489,757
Current assets	782,341	4,114,657	1,999,773	6,896,771
Total assets	1,671,085	4,340,249	3,364,844	9,376,178

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

27. Correction of Error

Subsequent to release of its audited financial statements for the year ended December 31, 2006, the Company has determined that the allocation of accumulated deficit and operational losses to minority interest was inappropriate as a result of the minority interest not having any economic basis in the operational entities. Previously, the Company had allocated a portion of the accumulated deficit and the yearly losses from operations to minority interest. The Company has determined that the allocation of the percentage ownership of minority interests in its subsidiaries will be added to goodwill and the Company will report 100% of the losses from operations. Accordingly the Company has revised its financial statements for the year ended December 31, 2006 to reflect this error correction.

	December 31, 2006
	As Originally Reported	As Restated
Financial Position:
Goodwill	$394,120	$976,590
Minority interest in consolidated subsidiaries	$(1,233,842)	$-
Accumulated deficit	$(51,616,444)	$(52,267,816)
Statements of Operations and Comprehensive Loss
Minority interest in loss of consolidated subsidiaries	$651,372	$-
Net loss attributable to common shareholders	$(5,838,385)	$(6,489,757)
Basic and diluted net loss per share	$(0.00)	$(0.00)