Form 10QSB
period 2007-03-31
Homeland Security Capital CORP
filed 2007-05-15
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number
814-00631

HOMELAND SECURITY CAPITAL CORPORATION
(Name of small business issuer in its charter)

Delaware	59-2050585
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

4100 N. Fairfax Drive, #1150
Arlington, VA	22203
(Address of principal executive offices)	(Zip code)

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

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There were 4,175,525,035 par value $.001 per share, shares of common stock outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-QSB and Article 10 of Regulation S-B. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A of the Company as of and for the year ended December 31, 2006. Certain March 31, 2006 balances have been reclassified to conform to the March 31, 2007 financial statement presentation.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

Assets	March 31, 2007
Cash	$267,709
Accounts receivable - net	4,861,549
Inventories	719,010
Cost in excess of billings on uncompleted contracts	124,110
Assets held for sale	409,467
Other current assets	153,027
Total current assets	6,534,872
Fixed assets, net	376,050
Deferred financing costs - net	776,841
Goodwill	976,590
Total assets	$8,664,353

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,242,356
Derivative liability	6,892,286
Current portion of long term debt	340,028
Accrued interest and other liabilities	356,444
Billings in excess of costs on uncompleted contracts	451,522
Deferred revenue	114,537
Total current liabilities	11,397,173
Long term debt
Convertible debentures - related party, net of $3,887,745 discount	4,112,255
Long term debt	552,519
Total long term debt	4,664,774
Total liabilities	16,061,947

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 3,000,000 shares authorized,
2,000,000 shares issued and outstanding
Preferred stock Series F	100,000
Preferred stock Series G	100,000
Common stock, $0.001 par value, 20,000,000,000 shares authorized,
4,175,525,035 issued and outstanding	4,175,525
Additional paid-in capital	42,815,920
Accumulated deficit	(54,589,039)
Total stockholders' equity (deficit)	(7,397,594)
Total liabilities and stockholders' equity (deficit)	$8,664,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 Restated
Sales	$3,832,688	$688,030
Cost of sales
Materials	2,099,653	380,246
Labor	264,893	261,098
Other	76,292	123,727
Total cost of sales	2,440,838	765,071
Gross profit (deficit) on sales	1,391,850	(77,041)
Operating expenses
Marketing	178,295	4,587
Personnel	1,388,952	630,724
Insurance and facility costs	205,717	12,081
Travel and transportation	145,628	34,905
Other operating costs	79,125	-
Depreciation and amortization	47,944	2,300
Professional services	246,185	299,267
Administrative costs	89,867	72,467
Total operating expenses	2,381,713	1,056,331
Operating loss	(989,863)	(1,133,372)
Other income (expense)
Interest expense	(115,998)	(38,601)
Amortization of debt discounts	(469,193)	(193,333)
Amortization of debt offering costs	(90,821)	(28,888)
Adjustment of fair value of derivative liability	(708,075)	(429,822)
Settlement of debt	26,261	-
Other income (expense)	26,466	9,793
Total other income (expense)	(1,331,360)	(680,851)
Net loss attributable to common stockholders	$(2,321,223)	$(1,814,223)
Loss per common share, basic and diluted
Net loss per common share attributable
to common stockholders	$(0.00)	$(0.00)
Weighted average shares outstanding -
basic and diluted	4,175,525,035	4,191,801,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006 Restated
Cash flows from operating activities:
Net loss	$(2,321,223)	$(1,814,223)
Adjustments to reconcile net loss to net
cash used in operating activities:
Settlement of debt	(26,261)	-
Stock issued for payment of expenses	95,214	226,317
Depreciation and amortization	47,944	2,300
Amortization of debt discount	469,193	193,333
Amortization of debt offering costs	90,821	28,888
Valuation losses for changes in derivative liability	708,075	429,822
Changes in operating assets and liabilities:
Accounts Receivable	(540,295)	(2,546,890)
Inventories	228,844	(104,195)
Costs in excess of billings on uncompleted contracts	141,862	-
Other assets	(38,845)	(271,340)
Accounts payable	348,468	968,435
Billings in excess of costs on uncompleted contracts	(49,559)	-
Deferred revenue	(50,000)	-
Net cash used in operating activities	(895,762)	(2,887,553)
Cash flows from investing activities:
Purchase of fixed assets	(164,980)	(205,665)
Increase in other assets	-	(240,000)
Minority interest in consolidated subsidiaries	-	377,800
Net cash used in investing activities	(164,980)	(67,865)
Cash flows from financing activities:
Proceeds from convertible debentures - related party	-	4,000,000
Cost of convertible debentures - related party	-	(520,000)
Proceeds on notes payable	114,268	-
Net cash provided by financing activities	114,268	3,480,000
Net increase (decrease) in cash	(946,474)	524,582
Cash, beginning of period	1,214,183	1,094,061
Cash, end of period	$267,709	$1,618,643
Cash paid for:
Interest	$-	$115,674
Taxes	$-	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
For the three months ended March 31, 2007

						Total
				Additional		Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	(Deficit)
	Stock	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2006	200,000	4,175,525,035	4,175,525	42,720,706	(52,267,816)	(5,171,585)
Value of vested stock options				95,214		95,214
Net loss					(2,321,223)	(2,321,223)
Balance, March 31, 2007	$200,000	4,175,525,035	$4,175,525	$42,815,920	$(54,589,039)	$(7,397,594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2007

Overview

Homeland Security Capital Corporation (the "Company" or "HSCC"), a Delaware corporation, is a consolidator in the fragmented homeland security industry. The Company is focused on long-term value by taking controlling interests in and developing its subsidiary companies through superior operations and management. The Company is involved in the acquisition and management of businesses that provide homeland security product and service solutions and will grow organically and through acquisitions. The targets are emerging companies that are generating revenues from promising security products and services but face challenges in scaling their businesses to capitalize on the opportunities in the homeland security industry. Prior to changing its focus, the Company was a closed-end management investment company. However, at its stockholders' meeting on December 30, 2005, the Company approved the withdrawal of the Company's election as a business development company and the Company changed its focus to the homeland security industry.

1. Presentation of Unaudited Interim Financial Statements

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.

The Company was incorporated in 1997. From its inception until June 2003, the Company was engaged the manufacture of set top boxes and digital video servers for interactive television and high speed internet networks. In June 2003 the Company elected to become a business development company (“BDC”), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended. On December 30, 2005 the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to Homeland Security Capital Corporation and to withdraw the Company’s election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisition of and joint ventures with companies that provide homeland security products and services.

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously Nexus acquired 100% of the common stock of Corporate Security Solutions, a security integration firm, with a strong presence in the Mid-Atlantic region with a focus on the New York City market. At March 31, 2007, the Company owned approximately 93% of the outstanding capital stock of Nexus.

On August 21, 2006, the Company organized Security Holding Corp. (“SHC”) and purchased $3,000,000 of SHC’s convertible preferred stock. Simultaneously SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”). SHEI owned 100% of the outstanding equity of three subsidiaries. SHEI merged with SHC, with SHC remaining as the surviving corporate entity. In August 2006 SHC acquired the assets of Compass Technologies, Inc for $500,000 in cash. SHC, through its subsidiaries is involved in RFID technology, enterprise security software systems, access control devices and secure internet portals. At March 31, 2007 the Company owned approximately 62% of the outstanding capital stock of SHC.

On September 15, 2006, the Company formed Polimatrix (“PMX”) and on September 18, 2006 entered into a U.S.-based joint venture with Polimaster, Inc., a company involved in the field of radiological detection and isotope identification. At March 31, 2007, the Company owned 51% of PMX.

The Company, in each case, owns a majority of the outstanding capital stock of its subsidiaries, controls each of the subsidiary boards of directors and provides an extensive advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

2. Stock-Based Compensation

In 2005, the Company issued to directors and an officer of the Company options to purchase 796,000,000 shares of common stock par value $0.001 per share (the "Common Stock") in the future. In February 2006, the Company issued 60,000,000 options to a contractor and 10,000,000 options to an employee of the Company to purchase shares of Common Stock of the Company in the future. In July 2006, the Company issued 85,000,000 options to two employees to purchase shares of Common Stock of the Company in the future. Of these options, 10,000,000 were forfeited. In December 2006, the Company issued 25,000,000 options to an employee to purchase shares in future years.

Of the options granted in 2005 and 2006, options to purchase 37,685,666 shares of Common Stock vested during the three month period ended March 31, 2007 and the Company recorded $95,214 as compensation expense related to the vesting of these options. During the three month period ended March 31, 2006, options to purchase 145,833,333 shares of Common Stock vested and the Company recorded $136,317 as compensation expense related to the vesting of these options.

The following table reflects options outstanding at the beginning of 2005, 2006 and 2007; options granted during 2005, 2006 and January 1, 2007 through March 31, 2007; options exercised during 2005, 2006 and January 1, 2007 through March 31, 2007; options forfeited during 2005, 2006 and January 1, 2007 through March 31, 2007; options outstanding at December 31, 2005, December 31, 2006 and March 31, 2007; and options exercisable at December 31, 2005, December 31, 2006 and March 31, 2007, along with their weighted average exercise price:

	March 2007		December 2006		December 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of Period	966,000,000	0.00098	796,000,000	$0.00096	-	$-
Granted	-	-	180,000,000	0.00161	796,000,000	0.00096
Exercised	-	-	-	-	-	-
Forfeited	-	-	(10,000,000)	0.00170	-	-
Outstanding at end of Period	966,000,000	0.00098	966,000,000	0.00098	796,000,000	.0.00096
Options exercisable at of Period	778,745,667	0.00097	741,000,000	0.00095	256,000,000	0.00096

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2006; risk-free interest rate of 4.4%, volatility between 180% and 456% and expected lives of ten years.

Not included in the table above, but included in compensation expense of our subsidiaries are options issued to purchase 735,000 shares of the subsidiaries’ common stock in the future. Compensation expense for these options is calculated by comparing our subsidiaries to comparable publicly traded companies in their industry for stock volatility purposes and using the Black-Scholes option-pricing model.

3. Business Segments

The Company analyzes its assets, liabilities, cash flows and results of operations by operating unit or subsidiary. In the case of our platform companies, which are our first level subsidiaries, the Company relies on local management to analyze each of its subsidiaries and report to us based on a consolidated entity. As a result, the Company, in its application of SFAS 131, will make its financial decisions will be made based on the overall performance of a first level subsidiary. Additionally, our current subsidiaries derive their revenues and cash flow from different activities, services in the case of Nexus and products in the case of SHC and PMX.

The table below shows selected data for each of the Company’s operating units.

Homeland Security Capital Corporation Consolidated	Holding Company (Homeland Security Capital Corporation)	Services Company (Nexus Technology Group)	Products Company (Security Holding Corp.)	Consolidated
Revenues	-	2,385,388	1,447,300	3,832,688
Gross margin	-	717,527	674,323	1,391,850
Operating expenses	581,210	566,095	1,186,464	2,333,769
Depreciation expense	2,300	15,211	30,433	47,944
Other expenses - net	1,336,159	5,943	(10,742)	1,331,360
Net income (loss)	(1,919,669)	130,278	(531,832)	(2,321,223)
Current assets	236,828	4,457,733	1,840,311	6,534,872
Total assets	1,032,451	4,747,587	2,884,315	8,664,353

4. Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $2,321,223, a working capital deficiency of $4,853,301 and a stockholders' deficiency of $7,397,594. These factors raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. There can be no assurance that we will be able to raise additional funds on terms acceptable to the Company or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5. Subsequent Events

On April 2, 2007, the Company’s and SHC’s boards of directors approved the sale Cyberlynk, Inc. (a subsidiary of SHC) to Bridgestone Capital, LLC, a company owned by Joel Konicek, the Chief Executive Officer of SHC, and Jim Peroutka, the Chief Technology Officer of SHC. Mr. Konicek and Mr. Peroutka were two of the four shareholders who originally sold Cyberlynk, Inc to SHEI and subsequently to SHC through its merger with SHEI. The boards of directors of Company and SHC (exclusive of Mr. Konicek and Mr. Peroutka) believed that the sale was in the best interest of the Company and SHC as Cyberlynk’s business was not consistent with SHC’s or the Company’s overall homeland security strategy.

In exchange for all of the capital stock of Cyberlynk, SHC received $350,000 in cash and 550,000 shares of SHC common stock were transferred back to SHC. The value of the purchase price received for Cyberlynk was deemed by boards of directors of the Company and SHC to be approximately equal to the original valuation of Cyberlynk, Inc. by SHC in August 2006 at the time of its acquisition.

The following table reflects Cyberlynk’s first quarter results exclusive of its consolidation with other SHC operating companies:

January 1, 2007 through March 31, 2007

Revenue	$327,380
Gross Margin	236,217
Expenses	160,013
Net Income	76,204

Net Assets	409,467
Net Liabilities	363,629

On April 19, 2007, the Company borrowed, through a bridge financing, $600,000 from Cornell. The loan is evidenced by a note, is due in 60 days, bears interest at 24% per year and is guaranteed by C. Thomas McMillen, the Company’s Chief Executive Officer. On the same date, Nexus borrowed $600,000 from the Company on the same terms as the Company’s bridge loan from Cornell; however the Company extended the repayment terms to 120 days and has a security in all the accounts receivable with the exception of $400,000 in accounts receivable from a specified job.

On April 19, 2007, Nexus borrowed $400,000 from Bridgestone Capital, LLC (“Bridgestone”) a company owned by Joel Konicek, the Chief Executive Officer of SHC, and Jim Peroutka, the Chief Technology Officer of SHC. Bridgestone’s note is for 120 days, bears interest at 24% per year, has a security interest in certain accounts receivable and indicated that the funds could only be used for product purchases required for specified jobs. The note is required to be repaid as accounts receivable from the specified job are collected. The Company guaranteed the note.

6. Restatement

          Subsequent to release of its audited financial statements for the year ended December 31, 2006, the Company determined that the allocation of accumulated deficit and operational losses to minority interest was inappropriate as a result of the minority interest not having any economic basis in the operational entities. Previously, the Company had allocated a portion of the accumulated deficit and the yearly losses from operations to minority interest. The Company has determined that the allocation of the percentage ownership of minority interests in its subsidiaries will be added to goodwill and the Company will report 100% of the losses from operations. Accordingly the Company has revised its financial statements for the three months ended March 31, 2006 to reflect a more appropriate comparison.

	March 31, 2006
	As Originally Reported	As Restated
Statements of Operations and Comprehensive Loss
Minority interest in loss of consolidated subsidiaries	$68,879	$-
Net loss attributable to common shareholders	$(1,745,344)	$(1,814,223)
Basic and diluted net loss per share	$(0.00)	$(0.00)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introductory Statements

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-KSB for the year ended December 31, 2006. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company's industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company”, “we”, “us” and “our”) was incorporated in Delaware on August 12, 1997, and is located in Arlington, Virginia. The Company focuses on the acquisition and development of homeland security businesses.

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

The Company acquired a majority interest in Security Holding Corp. (“Security”) on August 22, 2006 through the purchase of $3 million of preferred stock in Security. Security manufactures, designs and supports radio frequency identification (“RFID”) security and access control devices for the commercial and governmental security markets. Based in Milwaukee, WI, Security and its subsidiaries specialize in proprietary and non-proprietary RFID products, including access control, asset tracking and the integration of multiple disciplines of electronic security and environmental and operational systems.

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

Revenue Recognition - Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion method. Security and Polimatrix recognize revenue based on sale of their products and services.

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

Results of Operations

Three Months Ended March 31, 2007 Compared With the Three Months Ended March 31, 2006

Revenues

For the three months ended March 31, 2007, the Company had sales of $3,832,688 compared to sales of $688,030 for the three months ended March 31, 2006 resulting in an increase of $3,144,658 or 457%. Sales consisted of fees earned on security systems installation, integration contracts and product sales and the increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Cost of goods sold

For the three months ended March 31, 2007, cost of sales was $2,440,838 compared to $765,071 for the three months ended March 31, 2006. Cost of sales consists of materials, labor and other costs incurred by the Company and associated with security systems installation, integration contracts and product sales. The increase in cost of sales of $1,675,767 or 219% is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Operating expenses

Operating expenses for the three months ended March 31, 2007 were $2,381,713 compared to $1,056,331 for the three months ended March 31, 2006. The increase of $1,325,382 or 125% in operating expenses is primarily due to general and administrative expenses that were incurred in the acquisitions and operations of Nexus and Security. The increase consisted of additional marketing costs of $173,708, additional personnel costs of $758,228, increases of insurance, facility and depreciation costs of $239,280, increases in travel and transportation cost of $110,723 and increases in other operating costs and general administrative costs of $96,525. Operating expenses were offset by reductions in professional costs of $53,082. These costs and other expenses were incurred in connection with the Company's change in business strategy for the three month period.

Other income and expense

The Company had net other expense of $1,331,360 for the three months ended March 31, 2007 compared to $680,851 for the three months ended March 31, 2006 for an increase in expenses of $650,509 or 96%. Income was increased by interest income of $16,673 and a gain on the settlement of certain trade payables of $26,251. Other expense was increased by increases in interest expense of $77,397, amortization of debt discounts of $275,860, amortization of debt offering costs of $61,933 and by a change in the derivative valuation of $278,253.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss of $2,321,223 for the three months ended March 31, 2007 compared to a net loss of $1,814,223 for the three months ended March 31, 2006. This represents an increase in the net loss of $507,000 or 28%.

Liquidity and Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The Company had cash on hand of $267,709 at March 31, 2007 and $1,214,183 at December 31, 2006. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

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

During the three months ended March 31, 2007, we had a net decrease in cash of $946,474. Our sources and uses of funds were as follows:

Cash Flows from Operating Activities

We used net cash of $895,762 in our operating activities during the three month period ended March 31, 2007. Our net cash used in operating activities resulted primarily from the Company's net loss of $2,321,223 for the three month period, settlement of debt instruments of $26,261. These uses have been offset by $95,214 from the use of stock issued as compensation and for payment of expenses, $47,944 in depreciation and amortization, $560,014 in amortization of debt discount and debt offering costs, and the valuation loss on the derivative of $708,075 and the change in the operating assets and liabilities of $40,475 for the three months ended March 31, 2007.

Cash Flows from Investing Activities

We used net cash of $164,980 in our investing activities during the three month period ended March 31, 2007 through the purchases of fixed assets.

Cash Flows from Financing Activities

We were provided cash of $114,268 from financing activities during the three month period ended March 31, 2007, consisting of increases of long term debt for the acquisition of operating assets.

As of March 31, 2007, we had a deficit in net working capital of $4,853,301.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. C. Thomas McMillen, our Chief Executive Officer, and Michael Brigante, our Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of March 31, 2007, due to certain material weaknesses in internal control over financial reporting.

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

Our auditors believe that our methodology for measuring percent of completed contracts for our Nexus subsidiary could lead to a material misstatement of revenue. We intend to cooperate with our auditors in the remainder of 2007 to address this material weakness.

In addition, the Company has determined that the allocation of accumulated deficit and operational losses to minority interest for the twelve months ended December 31, 2006 was inappropriate as a result of the minority interest not having any economic basis in the operational entities. Previously, the Company had allocated a portion of the accumulated deficit and the yearly losses from operations to minority interest. The Company has determined that the allocation of the percentage ownership of minority interests in its subsidiaries will be added to goodwill and the Company will report 100% of the losses from operations. Accordingly, the Company revised its financial statements for the year ended December 31, 2006 to reflect this error correction and amended its annual report on Form 10-KSB. This restatement of our financial statement is indicative of a material weakness in internal controls.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Chief Executive Officer and the Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1	Employment Agreement by and between Michael T. Brigante and the Company	Provided herewith

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

/s/ Michael Brigante
Michael Brigante Chief Financial Officer May 15, 2007