Form 10QSB
period 2007-06-30
Homeland Security Capital CORP
filed 2007-08-14
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number
814-00631

HOMELAND SECURITY CAPITAL CORPORATION
(Name of small business issuer in its charter)

Delaware	59-2050585
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

1005 Glebe Road, Suite 550
Arlington, VA	22201
(Address of principal executive offices)	(Zip code)

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

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO C ORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

There were 41,755,250 par value $.001 per share, shares of common stock outstanding as of August 15, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-QSB and Article 10 of Regulation S-B. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A of the Company as of and for the year ended December 31, 2006. In 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis. Additionally, certain June 30, 2006 balances have been reclassified to conform to the June 30, 2007 financial statement presentation.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

Assets	June 30, 2007
Cash	$701,417
Accounts receivable - net	5,287,186
Inventories	-
Cost in excess of billings on uncompleted contracts	353,213
Product sales component assets held for sale	1,602,530
Other current assets	127,067
Total current assets	8,071,413

Fixed assets, net	289,448
Deferred financing costs - net	960,658
Notes receivable - related party	500,000
-
Total assets	$9,821,519

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,709,131
Billings in excess of costs on uncompleted contracts	406,556
Current portion of long term debt	46,337
Notes payable	419,200
Derivative liability	8,768,369
Accrued interest and other liabilities	238,558
Liabilities of product sales component held for resale	1,496,312
Total current liabilities	14,084,463
Long term debt
Convertible debentures - related party, net of $5,689,624 discount	5,060,376
Long term debt	181,723
Total long term debt	5,242,099
Total liabilities	19,326,562

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 3,000,000 shares authorized,
2,000,000 shares issued and outstanding
Preferred stock Series F	100,000
Preferred stock Series G	100,000
Common stock, $0.001 par value, 200,000,000 shares authorized,
41,755,250 issued and outstanding	41,755
Additional paid-in capital	47,035,627
Accumulated deficit	(56,782,425)
Total stockholders' equity (deficit)	(9,505,043)
Total liabilities and stockholders' equity (deficit)	$9,821,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Sales	$3,899,699	$2,053,707	$6,285,087	$2,741,737
Cost of sales
Materials	2,714,379	888,314	4,091,868	1,392,287
Labor	504,306	278,001	764,344	539,099
Other	-	-	-	-
Total cost of sales	3,218,685	1,166,315	4,856,212	1,931,386
Gross profit (deficit) on sales	681,014	887,392	1,428,875	810,351
Operating expenses
Marketing	8,246	6,684	16,648	11,271
Personnel	745,748	775,713	1,430,164	1,406,437
Insurance and facility costs	115,325	191,930	215,099	204,011
Travel and transportation	76,488	72,030	136,574	106,935
Other operating costs	35,520	-	70,040	-
Depreciation and amortization	19,188	18,765	36,699	21,065
Professional services	200,940	123,480	419,788	422,747
Administrative costs	4,576	85,033	45,835	157,500
Total operating expenses	1,206,031	1,273,635	2,370,847	2,329,966
Operating loss	(525,017)	(386,243)	(941,972)	(1,519,615)
Other income (expense)
Interest expense	(218,425)	(51,934)	(323,611)	(90,535)
Amortization of debt discounts	(534,083)	(290,000)	(1,003,276)	(483,333)
Amortization of debt offering costs	(98,669)	(43,332)	(189,490)	(72,220)
Adjustment of fair value of derivative liability	552,365	1,234,899	(155,710)	805,077
Settlement of debt	25,000	13,276	51,261	13,276
Other income (expense)	2,495	5,761	7,407	15,554
Total other income (expense)	(271,317)	868,670	(1,613,419)	187,819
Income (loss) from continuing operations	(796,334)	482,427	(2,555,391)	(1,331,796)

Loss from discontinued operations	(1,397,052)	-	(1,959,218)	-
Net loss attributable to common stockholders	$(2,193,386)	$482,427	$(4,514,609)	$(1,331,796)
Loss per common share, basic and diluted
Income/(loss) per share from continuing operations	$(0.02)	$0.01	$(0.06)	$(0.03)
Loss per share from discontinued operations	(0.03)	-	(0.05)	-
Net loss per common share attributable
to common stockholders	$(0.05)	$0.01	$(0.11)	$(0.03)
Weighted average shares outstanding -
basic and diluted	41,755,250	41,441,791	41,755,250	41,678,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net loss	$(4,514,609)	$(1,331,796)
Adjustments to reconcile net loss to net
cash used in operating activities:
Settlement of debt	(51,261)	(11,514)
Stock issued for payment of expenses	181,151	271,216
Depreciation and amortization	36,699	21,065
Write off goodwill	582,470	-
Amortization of debt discount	1,003,277	(321,744)
Amortization of debt offering costs	189,490	72,220
Valuation losses for changes in derivative liability	155,710	-
Changes in operating assets and liabilities:
Accounts Receivable	(1,379,273)	(3,277,316)
Inventories	-	(52,776)
Costs in excess of billings on uncompleted contracts	(87,241)	-
Other assets	(12,885)	(670,373)
Accounts payable	589,244	723,050
Accrued liabilities	98,284	76,413
Billings in excess of costs on uncompleted contracts	(94,525)	653,312
Net assets of discontinued operations	745,271	-
Net cash used in operating activities	(2,558,198)	(3,848,243)
Cash flows from investing activities:
Purchase of fixed assets	(82,574)	(202,991)
Increase in other assets	-	25,724
Increase in notes receivable - related party	(500,000)	-
Investing activity from discontinued operations	55,434	-
Net cash used in investing activities	(527,140)	(177,267)
Cash flows from financing activities:
Proceeds from convertible debentures - related party	2,750,000	4,000,000
Cost of convertible debentures - related party	(282,486)	(430,000)
Conversion of convertible debentures	-	(222,500)
Common stock issued for convertible debentures	-	230,229
Proceeds from term debt	480,128	-
Financing activity from discontinued operations	62,974	-
Net cash provided by financing activities	3,010,616	3,577,729
Net increase (decrease) in cash	(74,722)	(447,781)
Cash, beginning of period	776,139	1,094,061
Cash, end of period	$701,417	$646,280
Cash paid for:
Interest	$351,388	$17,410
Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the six months ended June 30, 2007

				Additional		Total
	Preferred	Common Stock		Paid-In	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2006	200,000	41,755,250	41,755	46,854,476	(52,267,816)	(5,171,585)
Value of vested stock options (Unaudited)				181,151		181,151
Net loss (Unaudited)					(4,514,609)	(4,514,609)
Balance, June 30, 2007 (Unaudited)	$200,000	41,755,250	$41,755	$47,035,627	$(56,782,425)	$(9,505,043)

Note: The above amounts for shares of common stock, amount of common stock and additional paid in capital have been restated from previous reports due to the retroactive application of the stockholder approved 1 for 100 reverse stock split as further described in Note 6 of the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2007

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

1. Presentation of Unaudited Interim Financial Statements

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.

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

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously Nexus acquired 100% of the common stock of Corporate Security Solutions, a security integration firm, with a strong presence in the Mid-Atlantic region with a focus on the New York City market. At June 30, 2007, the Company owned approximately 93% of the outstanding capital stock of Nexus.

On August 21, 2006, the Company organized Security Holding Corp. (“SHC”) and purchased $3,000,000 of SHC’s convertible preferred stock. Simultaneously SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”). SHEI owned 100% of the outstanding equity of three subsidiaries. SHEI merged with SHC, with SHC remaining as the surviving corporate entity. SHC, through its subsidiaries has been involved in RFID technology, enterprise security software systems, access control devices and secure internet portals. At June 30, 2007, the Company owned approximately 69% of the outstanding capital stock of SHC. In August 2006, SHC acquired the assets of Compass Technologies, Inc for $500,000 in cash. As further described in Note 7, the Company has agreed to sell its ownership interest in SHC and discontinue operations in the RFID, access control and security software components of the business.

On September 15, 2006, the Company formed Polimatrix (“PMX”) and on September 18, 2006 entered into a U.S.-based joint venture with Polimaster, Inc., a company involved in the field of radiological detection and isotope identification. At June 30, 2007, the Company owned 51% of PMX.

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

2. Minority Interest in Secure America Acquisition Corporation

The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC, the principal initial stockholder of SAAC, pursuant to an unsecured promissory note (the “SAAH Note”). The SAAH Note has a maturity date of May 31, 2011 and bears interest at a rate of 5% per annum. All principle and accrued interest on the SAAH note is due upon maturity. The obligations of SAAH under the SAAH Note have been guaranteed by C. Thomas McMillen, our President, Chief Executive Officer and Chairman. As consideration for the issuance of the SAAH Note, the Company received 250,000 membership interests in SAAH (the “SAAH Interests”) which equals approximately 10.59% of SAAH. Through its membership interests in SAAH, the Company is deemed to currently beneficially own approximately 10.0% of the outstanding capital stock of SAAC and is entitled to receive 250,000 shares of common stock in SAAC. Investment and voting rights of SAAH are controlled by C. Thomas McMillen (the Company’s President, Chief Executive Officer and Chairman) and Harvey Weiss.

In addition to the Company’s ownership in SAAH, Mr. McMillen, our President, Chief Executive Officer and Chairman, owns approximately 1,322,000 membership interests in SAAH, or approximately 56.01%, Mr. Brigante, our Chief Financial Officer, owns approximately 70,000 membership interests in SAAH, or approximately 2.98%, Mr. McNeill, our Director, owns approximately 50,000 membership interests in SAAH, or approximately 2.12% and Mr. Griffin, our Director, owns approximately 25,000 membership interests in SAAH, or approximately 1.06%.

On June 25, 2007, SAAC filed a registration statement (the “Registration Statement”) with the Securities Exchange Commission relating to an initial public offering (the “Offering”) of 10,000,000 units, each unit comprised of one common share and one warrant to purchase a common share, priced at $8.00/unit. SAAH, has agreed to purchase, in a private placement that will occur immediately prior to SAAC’s Offering, 1,525,000 warrants, or founder warrants, at a purchase price of $1.00 per warrant. Each founder warrant purchased in the private placement entitles the holder to purchase one share of SAAC common stock at a purchase price of $6.00 per share.

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services. The SAAC Agreement will become effective upon the effectiveness of the Registration Statement with the Securities and Exchange Commission. Certain employees of the Company will perform required services pursuant to the SAAC Agreement.

Pursuant to a promissory note, SAAH has advanced SAAC $150,000 to date to cover expenses related to the Offering. Such loan will be payable without interest on the earlier of (1) June 4, 2008 or (2) the date of the Offering of SAAC. SAAC intends to repay this loan from the available proceeds of its initial public offering.

3. Share-Based Compensation

In 2005, the Company issued to directors and an officer of the Company options to purchase 7,960,000 shares of common stock par value $0.001 per share (the "Common Stock") in the future. In February 2006, the Company issued 600,000 options to a contractor and 100,000 options to an employee of the Company to purchase shares of Common Stock of the Company in the future. In July 2006, the Company issued 850,000 options to two employees to purchase shares of Common Stock of the Company in the future. Of these options, 100,000 were forfeited. In December 2006, the Company issued 250,000 options to an employee to purchase shares in future years. On May 10, 2007, the Company modified the terms of 519,210 of the options for an employee attaining the position of Chief Financial Officer. Also, on May 10, 2007 a director resigned forfeiting 240,000 options and on May 16, 2007 a new director was approved and granted 720,000 options, vesting at 90,000 per quarter for eight quarters.

Of the options granted in 2005, 2006 and 2007, options to purchase 763,713 shares of Common Stock vested during the six month period ended June 30, 2007 and the Company recorded $110,568 as compensation expense related to the vesting of these options. During the six month period ended June 30, 2006, options to purchase 2,908,333 shares of Common Stock vested and the Company recorded $271,217 as compensation expense related to the vesting of these options.

The following table reflects options outstanding at the beginning of 2005, 2006 and 2007; options granted during 2005, 2006 and January 1, 2007 through June 30, 2007; options exercised during 2005, 2006 and January 1, 2007 through June 30, 2007; options forfeited during 2005, 2006 and January 1, 2007 through June 30, 2007; options outstanding at December 31, 2005, December 31, 2006 and June 30, 2007; and options exercisable at December 31, 2005, December 31, 2006 and June 30, 2007, along with their weighted average exercise price:
	June 2007		December 2006		December 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of Period	9,660,000	$0.098	7,960,000	$0.096	-	$-
Granted	720,000	0.12	1,800,000	0.161	7,960,000	0.096
Exercised	-	-	-	-	-	-
Forfeited	(240,000)	0.17	(100,000)	0.170	-	-
Outstanding at end of Period	10,140,000	0.098	9,660,000	0.098	7,960,000	0.096
Options exercisable at end of Period	8,551,170	0.103	7,410,000	0.095	2,560,000	0.096
 All of the options reflected in the table above have been restated to reflect a 1 for 100 reverse split of the Company’s common stock - See Note 9.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2006 and 2007; risk-free interest rate of between 4.4% and 4.95% and volatility between 178% and 456% and expected lives of ten years.

Not included in the table above, but included in compensation expense are options issued by our subsidiaries to purchase 685,000 shares of the subsidiaries’ common stock in the future. Compensation expense for these options is calculated by comparing our subsidiaries to comparable publicly traded companies in their industry for stock volatility purposes and using the Black-Scholes option-pricing model.

4. Debentures

On June 1, 2007, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”), which provides for the purchase by Cornell of a secured convertible debenture (the “Debenture”) in the amount of $2,750,000. The Debenture is convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), based on a conversion price which shall be equal to the lesser of (1) $0.40 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The Debenture bears interest at 12% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the closing bid price of the Common Stock is trading below the conversion price at the time of the redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent (10%) of the principal amount being redeemed, and accrued interest. Pursuant to a Security Agreement between the Company and Cornell and a Pledge and Escrow Agreement between the Company, Cornell and the escrow agent, issued in connection with the Debenture, the Company's obligations under the Debenture are secured by a pledge of all of its assets. In connection with the sale of the Debenture, the Company also entered into an Agreement with Cornell (the “Agreement”) increasing the interest rate payable under certain existing convertible debentures issued by the Company to Cornell in an aggregate amount of $8,000,000 from 5% to 10% per annum, modifying the registration rights associated with such existing debentures to require the Company to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of the existing debentures only upon demand by Cornell of such filing and waiving any penalty due for the failure to register the shares through the date of the Agreement.

In connection with the Securities Purchase Agreement, the Company issued a warrant to Cornell for 800,000 shares of the Common Stock (the “Warrant”). The Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the Warrant, and has a term of five years from the date of issuance on June 1, 2007. The Company also entered into a Registration Rights Agreement with the Cornell pursuant to which the Company is obligated to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

The table below reflects all the Company’s debentures currently outstanding:

	February 2006 Debenture 2006 A	August 2006 Debenture 2006 B	June 2007 Debenture 2007 A	August 2006 Warrant	June 2007 Warrant	Total

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Less: Cost of issuance	(520,000)	(569,863)	(282,491)			(1,372,354)
Net proceeds	$3,480,000	$3,430,137	$2,467,509			$9,377,646

Value of derivative
liability at issue date	$3,331,544	$2,298,787	$2,335,962	$154,863	$92,486	$8,213,642
Gain (Loss) of value
of derivative liability	(460,634)	942,671	178,179	(79,450)	(20,325)	560,441
Value at June 30, 2007	$2,870,910	$3,241,458	$2,514,141	$75,413	$72,161	$8,774,083

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Debt discount	3,331,544	2,298,787	2,335,962			7,966,293

Less amortization
of discount	(1,573,229)	(638,552)	(64,888)			(2,276,669)
Net debt discount	1,758,315	1,660,235	2,271,074			5,689,624

Net Convertible
Debentures	$2,241,685	$2,339,765	$478,926			$5,060,376

5. Business Segments

The Company analyzes its assets, liabilities, cash flows and results of operations by operating unit or subsidiary. In the case of our platform companies, which are our first level subsidiaries, the Company relies on local management to analyze each of its subsidiaries and report to us based on a consolidated entity. As a result, the Company, in its application of SFAS 131, will make its financial decisions based on the overall performance of a first level subsidiary. In the past, our subsidiaries derived their revenues and cash flow from different activities, services in the case of Nexus and products in the case of SHC and starting in this quarter PMX. However, on July 3, 2007, the Company entered into an agreement to sell its SHC subsidiary. Accordingly, the SHC product sales segment activity is no longer included in results from continuing operations and is no longer included as segment information.

The following table reflects the Company’s segments at June 30, 2007, excluding the discontinued operations of SHC:

Homeland Security Capital Corporation Consolidated	Holding Company(Homeland Security Capital Corporation)	Services Company(Nexus Technology Group)	Products Company(Polimatrix, Inc.)	Consolidated
Revenues	-	6,092,652	192,435	6,285,087
Gross margin	-	1,422,631	6,244	1,428,875
Operating expenses	1,030,223	1,220,071	83,854	2,334,148
Depreciation expense	4,600	32,099	-	36,699
Other expenses - net	1,547,931	65,488	-	1,613,419
Net income (loss) from continuing operations	(2,582,754)	104,973	(77,610)	(2,555,391)
Current assets	583,068	5,851,136	34,679	6,468,883
Total assets	2,060,208	6,124,102	34,679	8,218,989

6. Reverse Stock Split

At the Company’s stockholders meeting held on July 10, 2007, the common stockholders approved a resolution to amend the Certificate of Incorporation to effect a combination, or reverse split, of the Company’s Common Stock at a ratio of 1-for-100 and accordingly the Company filed an amendment to the Certificate of Incorporation, with the Secretary of State of Delaware which provides that the shares of Common Stock then issued and outstanding will be combined at a ratio of 1-for-100. The reverse split will reduce the number of authorized shares of Common Stock from 20,000,000,000 to 200,000,000 but will not change the par value of our Common Stock. Except for any changes resulting from the treatment of fractional shares, each stockholder will hold the same percentage of Common Stock outstanding immediately after the reverse stock split as such stockholder did immediately prior to the reverse stock split. Stockholders holding fractional shares will be entitled to receive cash in the amount of $0.001/share in lieu of their fractional shares. As of June 30, 2007, and 2006, the accounts of the Company and results of operations and cash flows have been computed giving effect to the reverse stock split.

7. Discontinued operations

The Company will discontinue its RDIF, access control and security software businesses upon the closing of the sale, expected to occur in late-August, of its SHC subsidiary. On April 2, 2007, the Company’s and SHC’s boards of directors approved the sale of Cyberlynk, Inc. (a subsidiary of SHC) to Bridgestone Capital, LLC, a company owned by Joel Konicek, the Chief Executive Officer of SHC, and Jim Peroutka, the Chief Technology Officer of SHC.

On July 3, 2007, the Company entered into an agreement to sell the remaining SHC business to Vuance Ltd. (“Vuance”). Pursuant to the terms of the Purchase Agreement, dated July 3, 2007, by and among the Company, as majority shareholder of SHC, the other shareholders of SHC (the “Minority Shareholders”) and SuperCom, Inc., a Delaware corporation and wholly owned subsidiary of Vuance (“SuperCom”), SuperCom will acquire all of the issued and outstanding capital stock of SHC for a purchase price of $5.1 million, payable in Vuance ordinary (common) shares. The closing of the sale is scheduled to take place in lateAugust 2007 and is subject to certain conditions, including the approval of the purchase agreement by the shareholders of Vuance.

On the closing of the transaction, the number of Vuance shares issued will be calculated based on the volume-weighted average closing price of Vuance’s ordinary shares for the 15 trading days prior to the closing date; however, the Purchase Agreement provides that the shares cannot be priced lower than $5.170 or higher than $5.714. At the closing, Vuance will also assume all obligations of SHC under a certain note currently in the amount of $467,582. Alternatively, Vuance, at its discretion, may issue Vuance ordinary shares in exchange for the note, in which event all of SHC's obligations under the note shall terminate. The Company and the other shareholders of SHC have agreed to certain lock-up periods during which they will not sell or otherwise dispose of the Vuance shares.

Management expects that the transaction will be consummated and has recognized the SHC activity as discontinued operations for the three and six months ended June 30, 2007.

The following table reflects selected elements of SHC’s three and six month’s results for 2007 and 2006:

Selected information for the Three and Six Months Ended March 31 and June 30, 2007and 2006:	March 31, 2007	March 31, 2006	June 30, 2007	June 30, 2006
Revenue	1,447,300	-	2,163,570	-
Gross Margin	643,989	-	874,119	-
Operating expenses (includes $0 and $483,942 of goodwill impairment write-down at March 31, 2007 and June 30, 2007, respectively and $0 at March 31, 2006 and June 30, 2006, respectively)	1,261,897	-	2,833,337	-
Net Loss	599,379	-	1,959,218	-

Net Assets	2,301,845	-	1,613,408	-
Net Liabilities	1,602,596	-	1,596,312	-

8. Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $4,514,609, a working capital deficiency of $6,013,050 and a stockholders' deficiency of $9,505,043. These factors raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. There can be no assurance that we will be able to raise additional funds on terms acceptable to the Company or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

9. Subsequent Events

On July 3, 2007, the Company entered into a Sales and Purchase agreement with Vuance for the sale of the Company’s 69% owned subsidiary SHC (See Note 7). The sale is expected to close in lateAugust.

On July 10, 2007, at the Company’s annual meeting, the shareholders of the Company approved a reverse split of the Company’s Common Stock in the ratio of 1 for 100 (See Note 6). On July 30, 2007 the split became effective and the Company started trading, split effected, under the symbol HOMS.OB.

On August 7, 2007, Secure America Acquisition Corporation (“SAAC”) filed the first amendment to its registration statement filed with the Securities Exchange Commission on June 25, 2007 (See Note 2). The Company continues to hold a 10.59% member interest in Secure America Acquisition Holdings LLC, SAAC’s major investor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introductory Statements

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-KSB/A for the year ended December 31, 2006. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company's industry, demand for our products, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

The Company acquired a majority interest in Security Holding Corp. (“SHC”) on August 22, 2006 through the purchase of $3 million of preferred stock in SHC. SHC manufactures, designs and supports radio frequency identification (“RFID”) security and access control devices for the commercial and governmental security markets. Based in Milwaukee, WI, SHC and its subsidiaries specialize in proprietary and non-proprietary RFID products, including access control, asset tracking and the integration of multiple disciplines of electronic security and environmental and operational systems. In August 2006, SHC acquired the assets of Compass Technologies, Inc. for $500,000 in cash. At June 30, 2007 the Company owned approximately 69% of the outstanding capital stock of SHC. On July 3, 2007, the Company entered into an agreement to sell its ownership interest in SHC and discontinue operations in the RFID, access control and security software components of the business.

On September 18, 2006, the Company entered into a joint venture with Polimaster, Inc., a leader in the development and manufacturing of equipment for monitoring, detecting, locating and identifying nuclear and radioactive materials. The joint venture will operate as Polimatrix, Inc., (“PMX”) which will be owned 51% by the Company. The PMX products and systems offer technology that provides a networked approach to hardware and software solutions for detection, identification, communication and mapping of nuclear and radioactive materials.

Where applicable in this quarterly report, references to the ‘Company’, ‘we’, ‘us’ and ‘our’ shall include Nexus and PMX while references to discontinued operations will include SHC.

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

Revenue Recognition - Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion method.  PMX recognizes revenue based on sale of their products and services.

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

Segment Reporting -   Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company's operations are classified into two principal reporting segments that provide different products or services. The discontinued operations represent a component of one of these segments.

Results of Operations

Three Months Ended June 30, 2007 Compared With the Three Months Ended June 30, 2006

Revenues

For the three months ended June 30, 2007, the Company had sales of $3,899,699 compared to sales of $2,053,707 for the three months ended June 30, 2006 resulting in an increase of $1,845,992 or 90%. Sales consisted of fees earned on security systems installation, integration contracts and product sales and the increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Cost of goods sold

For the three months ended June 30, 2007, cost of sales was $3,218,685 compared to $1,166,315 for the three months ended June 30, 2006. Cost of sales consists of materials, labor and other costs incurred by the Company and associated with security systems installation, integration contracts and product sales. The increase in cost of sales of $2,052,370 or 176% is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Operating expenses

Operating expenses for the three months ended June 30, 2007 were $1,206,031 compared to $1,273,635 for the three months ended June 30, 2006. The decrease of $67,604 or 5% in operating expenses is primarily due to general and administrative expenses that were incurred in the acquisitions and operations of Nexus and SHC. The decrease consisted of reductions of personnel costs of $29,965, insurance and facility costs of $76,605 and administrative costs of $80,457. These cost reductions were offset by increases in additional marketing costs of $1,562, other operating costs of $40,401 and professional costs of $77,460. These costs and other expenses were incurred in connection with the Company's change in business strategy for the three month period.

 Other income and expense

The Company had net other expense of $271,317 for the three months ended June 30, 2007 compared to net other income of $868,670 for the three months ended June 30, 2006 for an increase in other expenses of $1,139,987 or 131%. Income was increased by a gain on the settlement of certain trade payables of $11,724, offset by a decrease in interest income of $3,266. Other expense was increased by increases in interest expense of $166,491, amortization of debt discounts of $244,083, amortization of debt offering costs of $55,337 and by a change in the derivative liability valuation of $682,534.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss from continuing operations of $796,334 and an overall net loss of $2,193,386 including discontinued operations for the three months ended June 30, 2007 compared to a net income of $482,427 for the three months ended June 30, 2006. The overall net loss represents an increase of $2,675,813 or 555% when compared to the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared With the Six Months Ended June 30, 2006

Revenues

For the six months ended June 30, 2007, the Company had sales of $6,285,087 compared to sales of $2,741,737 for the six months ended June 30, 2006 resulting in an increase of $3,543,350 or 129%. Sales consisted of fees earned on security systems installation, integration contracts and product sales and the increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Cost of goods sold

For the six months ended June 30, 2007, cost of sales was $4,856,212 compared to $1,931,386 for the six months ended June 30, 2006. Cost of sales consists of materials, labor and other costs incurred by the Company and associated with security systems installation, integration contracts and product sales. The increase in cost of sales of $2,924,826 or 151% is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Operating expenses

Operating expenses for the six months ended June 30, 2007 were $2,370,847 compared to $2,329,966 for the six months ended June 30, 2006. The increase of $40,881 or 2% in operating expenses is primarily due to general and administrative expenses that were incurred in the acquisitions and operations of Nexus and SHC. The increase consisted of additional marketing costs of $5,377, personnel costs of $23,727, insurance, facility and depreciation costs of $26,722 and travel costs of $29,639. These cost increases were offset by decreases in other operating costs and administrative costs of $41,625 and professional costs of $2,959. These costs and other expenses were incurred in connection with the Company's change in business strategy for the six month period.

Other Income and expense

The Company had net other expense of $1,613,419 for the six months ended June 30, 2007 compared to net other income of $187,819 for the six months ended June 30, 2006 for an increase in other expenses of $1,801,238 or 959%. Income was increased by a gain on the settlement of certain trade payables of $37,985, offset by a decrease in interest income of $8,147. Other expense was increased by increases in interest expense of $233,076, amortization of debt discounts of $519,943, amortization of debt offering costs of $117,270 and by a change in the derivative liability valuation of $960,787.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss from continuing operations of $2,555,391 and an overall net loss of $4,514,609 including discontinued operations for the six months ended June 30, 2007 compared to a net loss of $1,331,796 for the six months ended June 30, 2006. The overall net loss represents an increase in the net loss of $3,182,813 or 239%.

Liquidity and Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The Company had cash on hand of $701,417 at June 30, 2007 and $776,139 at December 31, 2006. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

The Company entered into a Securities Purchase Agreement with Cornell, dated as of February 6, 2006, which provided for the purchase by Cornell of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 A Debenture shall be equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell will be entitled to convert the 2006 A Debenture at a conversion price into Common Stock, provided that Cornell cannot convert into shares of Common Stock that would cause Cornell to own more than 4.9% of the issued and outstanding Common Stock. The 2006 A Debenture will bear interest at 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 A Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the 2006 A Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

On February 6, 2006, the Company entered into an Investment Agreement with Cornell, pursuant to which the Company exchanged with Cornell 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 4,500,000 shares of the Company's Common Stock owned by Cornell. Each share of Series G Preferred Shares may be converted, at Cornell’s discretion, into 4.5 shares of the Common Stock. The Series G Preferred Shares are senior to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Shares has a liquidation preference of $10.00 plus any accrued and unpaid dividends. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville Advisors Management, LLC in connection with the transaction.

On August 21, 2006, the Company entered into a Securities Purchase Agreement with Cornell, which provided for the purchase by Cornell of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 B Debenture shall be equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The 2006 B Debenture has an interest at rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 B Debenture. If the Common Stock is trading below the conversion price at the date of redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to twenty percent of the amounts redeemed and accrued interest Pursuant to a Security Agreement between the Company and Cornell, the Company's obligations under the 2006 B Debenture are secured by a pledge of all of its assets.

In connection with the August 21, 2006 Securities Purchase Agreement, the Company issued a warrant to Cornell for 1,000,000 shares of the Company’s Common Stock (the “2006 B Warrant”). The 2006 B Warrant has an exercise price equal to $1.00, which may be adjusted under the terms of the 2006 B Warrant, and has a term of five years from the date of issuance on August 21, 2006. The Company also entered into a Registration Rights Agreement with Cornell pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of the Debenture.

On June 1, 2007, the Company entered into a Securities Purchase Agreement with Cornell, which provides for the purchase by Cornell of a secured convertible debenture (the “Debenture”) in the amount of $2,750,000. The Debenture is convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), based on a conversion price which shall be equal to the lesser of (1) $0.40 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The Debenture bears interest at 12% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the closing bid price of the Common Stock is trading below the conversion price at the time of the redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent (10%) of the principal amount being redeemed, and accrued interest. Pursuant to a Security Agreement between the Company and Cornell and a Pledge and Escrow Agreement between the Company, Cornell and the escrow agent, issued in connection with the Debenture, the Company's obligations under the Debenture are secured by a pledge of all of its assets. In connection with the sale of the Debenture, the Company also entered into an Agreement with Cornell (the “Agreement”) increasing the interest rate payable under certain existing convertible debentures issued by the Company to Cornell in an aggregate amount of $8,000,000 from 5% to 10% per annum, modifying the registration rights associated with such existing debentures to require the Company to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of the existing debentures only upon demand by Cornell of such filing and waiving any penalty due for the failure to register the shares through the date of the Agreement.

  In connection with the June 1, 2007 Securities Purchase Agreement, the Company issued a warrant to Cornell for 800,000 shares of the Company’s Common Stock (the “2007 A Warrant”). The 2007 A Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the 2007 A Warrant, and has a term of five years from the date of issuance on June 1, 2007. The Company also entered into a Registration Rights Agreement with the Cornell pursuant to which the Company is obligated to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

During the three months ended June 30, 2007, we had a net decrease in cash of $74,722. Our sources and uses of funds were as follows:

Cash Flows from Operating Activities

We used net cash of $2,558,198 in our operating activities during the six month period ended June 30, 2007. Our net cash used in operating activities resulted primarily from the Company's net loss of $4,514,609 for the six month period, the non cash settlement of debt instruments of $51,261 and the change in operating assets and liabilities of $886,396. These uses have been offset by $181,151 from the use of stock issued as compensation and for payment of expenses, $36,699 in depreciation and amortization, $582,470 in write down of subsidiaries’ assets, $1,192,767 in amortization of debt discount and debt offering costs, and the valuation loss on the derivative liabilities of $155,710. Cash was generated from the changes in the non cash items of assets of discontinued operations and assets held for sale in the amount of $745,271.

Cash Flows from Investing Activities

We used net cash of $527,140 in our investing activities during the six month period ended June 30, 2007 through the purchases of fixed assets of $82,574 and advancing $500,000 to an unconsolidated affiliated company. These uses were offset by investing activities of $55,434 from discontinued operations.

Cash Flows from Financing Activities

We were provided cash of $3,010,616 from financing activities during the six month period ended June 30, 2007, consisting of issuance of $2,750,000 of convertible debentures (net of $282,486 in issuance costs), increases of term debt for the acquisition of operating assets of $480,128 and financing activities of discontinued operations of $62,974.

As of June 30, 2007, we had a deficit in net working capital of $6,013,050.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of June 30, 2007.

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
 (a) Exhibits

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

(b) Reports on Form 8-K

On May 15, 2007, the Company filed a Current Report on Form 8-K reporting the amendment to the Company’s Form 10-KSB for the period ended December 31, 2006.

On May 15, 2007, the Company filed a Current Report on Form 8-K to disclose the (i) resignation of Carl J. Rickersten as a director of the Company, (ii) the appointment of the Honorable Brian C. Griffin as a director of the Company and (iii) the appointment of Michael Brigante as chief financial officer of the Company.

On June 6, 2007, the Company filed a Current Report on Form 8-K to disclose the entry into a Securities Agreement, dated June 1, 2007, with Cornell Capital Partners, whereby Cornell Capital Partners purchased a Debenture in the amount of $2,750,000.

On Jun 26, 2007, the Company filed a Current Report on Form 8-K to disclose the Company’s acquisition of a minority interest in Secure America Acquisition Holdings, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

By:	/s/ Michael T. Brigante
Michael T. Brigante
Chief Financial Officer August 14, 2007