Form 10QSB
period 2007-09-30
Homeland Security Capital CORP
filed 2007-11-14
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

There were 45,800,910 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-QSB and Article 10 of Regulation S-B. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A of the Company as of and for the year ended December 31, 2006. In 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis. Additionally, certain September 30, 2006 balances have been reclassified to conform to the September 30, 2007 financial statement presentation.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

September 30, 2007
Assets
Cash	$341,378
Accounts receivable - net	4,406,564
Cost in excess of billings on uncompleted contracts	292,528
Other current assets	106,820
Total current assets	5,147,290
Fixed assets, net	270,159
Deferred financing costs - net	846,295
Notes receivable - related party	508,082
Secutities available for sale	3,477,148
Total assets	$10,248,974

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,026,934
Billings in excess of costs on uncompleted contracts	139,230
Current portion of long term debt	66,132
Notes payable	227,219
Derivative liability	7,141,112
Accrued interest and other liabilities	510,390
Total current liabilities	10,111,017
Long term debt
Convertible debentures - related party, net of $5,025,765 discount	5,724,235
Long term debt	145,395
Total long term debt	5,869,630
Total liabilities	15,980,647

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 3,000,000 shares authorized, 1,795,170 shares issued and outstanding
Preferred stock Series F	100,000
Preferred stock Series G	79,517

Common stock, $0.001 par value, 200,000,000 shares authorized, 42,676,985 issued and outstanding	42,677
Additional paid-in capital	47,141,182
Accumulated deficit	(52,991,150)
Accumulated comprehensive loss	(103,899)
Total stockholders' equity (deficit)	(5,731,673)
Total liabilities and stockholders' equity (deficit)	$10,248,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Sales	$2,608,358	$2,206,767	$8,893,445	$4,948,504
Cost of sales
Materials	1,300,289	829,241	5,392,157	2,221,528
Labor	394,285	516,518	1,158,629	1,055,617
Other	-	123,727	-	123,727
Total cost of sales	1,694,574	1,469,486	6,550,786	3,400,872
Gross profit on sales	913,784	737,281	2,342,659	1,547,632
Operating expenses
Marketing	3,560	17,845	20,208	29,116
Personnel	733,670	917,153	2,163,834	2,323,590
Insurance and facility costs	200,738	(43,887)	415,837	160,124
Travel and transportation	137,517	147,138	274,091	254,073
Other operating costs	31,080	-	101,120	-
Depreciation and amortization	19,289	14,401	55,988	35,466
Professional services	129,167	121,052	548,955	543,799
Administrative costs	77,857	42,173	123,692	199,673
Total operating expenses	1,332,878	1,215,875	3,703,725	3,545,841
Operating loss	(419,094)	(478,594)	(1,361,066)	(1,998,209)
Other income (expense)
Interest expense	(306,791)	(79,439)	(630,402)	(169,974)
Amortization of debt discounts	(663,860)	(385,282)	(1,667,136)	(868,615)
Amortization of debt offering costs	(114,363)	(59,160)	(303,853)	(131,380)
Adjustment of fair value of derivative liability	1,627,257	83,361	1,471,547	888,438
Settlement of debt	59,763	-	111,024	13,275
Other income (expense)	14,412	6,382	21,819	21,937
Total other income (expense)	616,418	(434,138)	(997,001)	(246,319)
Income (loss) from continuing operations	197,324	(912,732)	(2,358,067)	(2,244,528)
Income (loss) from discontinued operations
Loss from discontinued operations	(63,979)	(161,898)	(2,023,197)	(161,898)
Gain from sale of operating segment	3,657,930	-	3,657,930	-
Income (loss) from discontinued operations	3,593,951	(161,898)	1,634,733	(161,898)
Net income (loss) attributable to common stockholders	$3,791,275	$(1,074,630)	$(723,334)	$(2,406,426)
Income (Loss) per common share, basic
Income (loss) per share from continuing operations	$0.00	$(0.02)	$(0.06)	$(0.05)
Income (loss) per share from discontinued operations	0.09	(0.01)	0.04	(0.01)
Net income (loss) per common share attributable
to common stockholders - basic	$0.09	$(0.03)	$(0.02)	$(0.06)
Weighted average shares outstanding - basic	41,775,508	41,553,805	41,762,003	41,636,537
Net income per common share- diluted
Income per share from continuing operations	$0.00
Income per share from discontinued operations	0.08
Net income per common share attributable
to common stockholders - diluted	$0.08

Weighted average shares outstanding - diluted	49,856,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows For the Nine Month Period Ended September 30, (Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(723,334)	$(2,406,426)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Settlement of debt	(111,024)	(13,275)
Stock based payments	267,145	812,035
Valuation reserve for accounts receivable	(128,329)	184,329
Depreciation and amortization	55,988	35,466
Equity in value of subsidiaries	582,470	(761,555)
Amortization of debt discount	1,667,136	868,615
Amortization of debt offering costs	303,853	131,380
Valuation losses for changes in derivative liability	(1,471,547)	(888,438)
Changes in operating assets and liabilities:
Accounts Receivable	(370,322)	(3,898,061)
Inventories	-	(27,283)
Costs in excess of billings on uncompleted contracts	(26,556)	(613,358)
Other assets	7,362	(71,074)
Accounts payable	194,029	1,212,368
Accrued liabilities	370,116	28,186
Billings in excess of costs on uncompleted contracts	(361,851)	576,294
Net assets of discontinued operations	837,902	(1,612,606)
Net cash provided by (used in) operating activities	1,093,038	(6,443,403)
Cash flows from investing activities:
Purchase of fixed assets	(82,574)	(244,458)
Increase in other assets	(508,082)	-
Increase in assets available for sale	(3,477,148)	-
Investing activities from discontinued operations	743,142	59,464
Loss on assets available for sale	(103,899)	-
Net cash used in investing activities	(3,428,561)	(184,994)
Cash flows from financing activities:
Proceeds from convertible debentures - related party	2,750,000	8,000,000
Cost of convertible debentures - related party	(282,486)	(1,089,863)
Conversion of convertible debentures	-	(225,423)
Common stock issued for convertible debentures	-	-
Proceeds of term debt	44,395	-
Financing activity from discontinued operations	(611,147)	-
Net cash provided by financing activities	1,900,762	6,684,714
Net increase (decrease) in cash	(434,761)	56,317
Cash, beginning of period	776,139	1,094,061
Cash, end of period	$341,378	$1,150,378
Cash paid for:
Interest	$476,122	$115,674
Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
For the nine months ended September 30, 2007

				Additional		Accumulated	Total
	Preferred	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, December 31, 2006	$200,000	41,755,250	$41,755	$46,854,476	$(52,267,816)	$-	$(5,171,585)
Conversion of preferred stock -
Series G (Unaudited)	(20,483)	921,735	922	19,561			-
Value of vested stock options
(Unaudited)				267,145			267,145
Net loss in value of assets
available for sale (Unaudited)						(103,899)	(103,899)
Net loss (Unaudited)					(723,334)		(723,334)
Balance, September 30, 2007
(Unaudited)	$179,517	42,676,985	$42,677	$47,141,182	$(52,991,150)	$(103,899)	$(5,731,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2007

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

1. Presentation of Unaudited Interim Financial Statements

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.

The Company was incorporated in 1997. From its inception until June 2003, the Company was engaged the manufacture of set top boxes and digital video servers for interactive television and high speed internet networks. In June 2003 the Company elected to become a business development company (“BDC”), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended. On December 30, 2005, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to Homeland Security Capital Corporation and to withdraw the Company’s election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisition of, and joint ventures with, companies that provide homeland security products and services.

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously Nexus acquired 100% of the common stock of Corporate Security Solutions, a security integration firm, with a strong presence in the Mid-Atlantic region with a focus on the New York City market. At September 30, 2007, the Company owned approximately 93% of the outstanding capital stock of Nexus.

On August 21, 2006, the Company organized Security Holding Corp. (“SHC”) and purchased $3,000,000 of SHC’s convertible preferred stock. Simultaneously SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”). SHEI owned 100% of the outstanding equity of three subsidiaries. SHEI merged with SHC, with SHC remaining as the surviving corporate entity. SHC, through its subsidiaries, has been involved in RFID technology, enterprise security software systems, access control devices and secure internet portals. In August 2006, SHC acquired the assets of Compass Technologies, Inc. for $500,000 in cash. As further described in Note 8, the Company has sold its ownership interest in SHC and discontinued operations in the RFID, access control and security software components of the business.

On September 15, 2006, the Company formed Polimatrix, Inc. (“PMX”) and on September 18, 2006 entered into a U.S.-based joint venture with Polimaster, Inc., a company involved in the field of radiological detection and isotope identification. At September 30, 2007, the Company owned 51% of PMX.

 The Company owns a majority of the outstanding capital stock of its subsidiaries controls each of the subsidiary boards of directors and provides extensive advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

2. Minority Interest in Secure America Acquisition Corporation

The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), the principal initial stockholder of SAAC, pursuant to a promissory note (the “SAAH Note”). The SAAH Note has a maturity date of May 31, 2011 and bears interest at a rate of 5% per annum. All principal and accrued interest on the SAAH Note is due upon maturity. The obligations of SAAH under the SAAH Note have been guaranteed by C. Thomas McMillen, our President, Chief Executive Officer and Chairman. As consideration for the issuance of the SAAH Note, the Company received 250,000 membership interests in SAAH (the “SAAH Interests”) which equals approximately 10.59% of SAAH. Through its membership interests in SAAH, the Company is deemed to beneficially own 10.59% of the outstanding capital stock of SAAC at September 30, 2007 and is entitled to receive 250,000 shares of common stock in SAAC.

In addition to the Company’s ownership in SAAH, Mr. McMillen, our President, Chief Executive Officer and Chairman beneficially owns 1,309,000 membership interests in SAAH or approximately 55.46%, Mr. Brigante our Chief Financial Officer owns 82,500 membership interests in SAAH or 3.51%, Mr. McNeill, our Director, owns 100,000 membership interests in SAAH or 4.24% and Mr. Griffin, our Director, owns 25,000 membership interests in SAAH or 1.06%.

On June 25, 2007, SAAC filed a registration statement (the “Registration Statement”) with the Securities Exchange Commission relating to an initial public offering (the “Offering”) of 10,000,000 units, each unit comprised of one common share and one warrant to purchase a common share, priced at $8.00/unit. SAAH, has agreed to purchase, in a private placement that will occur immediately prior to SAAC’s Offering, 2,075,000 warrants at a purchase price of $1.00 per warrant. Each warrant purchased in the private placement entitles the holder to purchase one share of SAAC common stock at a purchase price of $5.25 per share.

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services. The SAAC Agreement became effective upon the effectiveness of the Registration Statement with the Securities and Exchange Commission. Certain employees of the Company will perform required services pursuant to the SAAC Agreement.

3. Fair value of investments classified as available-for-sale securities

On August 29, 2007 the Company received 673,317 shares of Vuance, Ltd. (“Vuance”) common stock in exchange for all of its preferred stock in SHC. The Company valued the common stock at $5.17 per share, the agreed upon price in the sale transaction, and accordingly recorded a $481,409 gain on sale of its majority interest in SHC. On September 30, 2007 the fair value of the Vuance common stock was $5.02 per share. As a result of classifying the Vuance common stock as available-for-sale securities, the Company recorded a decrease in the value of its investment and a corresponding reduction in Shareholders’ Equity in the amount of $103,899, reflecting the change in the fair value of the securities as an unrealized loss.

4. Share-Based Compensation

In 2005, the Company issued to directors and an officer of the Company options to purchase 7,960,000 shares of common stock par value $0.001 per share (the "Common Stock") in the future. In January and February 2006, the Company issued 100,000 and 600,000 options to an employee and a contractor respectively, to purchase shares of Common Stock of the Company in the future. Of these options 100,000 were forfeited in September 2006. In May and July 2006, the Company issued 100,000 and 750,000 options to two employees respectively, to purchase shares of Common Stock of the Company in the future.. In December 2006, the Company issued 250,000 options to an employee to purchase shares of Common Stock of the Company in the future. On May 10, 2007, the Company modified the terms of 519,210 of the options previously issued to an employee, upon the appointment of that employee to the position of Chief Financial Officer. Also, on May 10, 2007 a director resigned forfeiting 720,000 options and on May 16, 2007 a new director was approved and granted 720,000 options to purchase shares of Common Stock of the Company in the future, vesting at 90,000 per quarter for eight quarters.

Of the options granted in 2005, 2006 and 2007, options to purchase 1,150,570 shares of Common Stock vested and 480,000 vested options were forfeited during the nine month period ended September 30, 2007 and the Company recorded $165,645 as compensation expense related to the vesting of these options. During the nine month period ended September 30, 2006, options to purchase 3,322,077 shares of Common Stock vested and the Company recorded $334,020 as compensation expense related to the vesting of these options.

The following table reflects options outstanding at the beginning of 2005, 2006 and 2007; options granted during 2005, 2006 and January 1, 2007 through September 30, 2007; options exercised during 2005, 2006 and January 1, 2007 through September 30, 2007; options forfeited during 2005, 2006 and January 1, 2007 through September 30, 2007; options outstanding at December 31, 2005, December 31, 2006 and September 30, 2007; and options exercisable at December 31, 2005, December 31, 2006 and September 30, 2007, along with their weighted average exercise price:

	September 2007		December 2006		December 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of Period	9,660,000	$0.108	7,960,000	$0.096	-	$-
Granted	1,239,210	0.120	1,800,000	0.161	7,960,000	0.096
Exercised	-	-	-	-	-	-
Forfeited	(1,239,210)	0.150	(100,000)	0.170	-	-
Outstanding at end of Period	9,660,000	0.103	9,660,000	0.108	7,960,000	0.096
Options exercisable at end of Period	8,081,170	$0.098	7,410,600	$0.094	3,720,000	$0.084

All of the options reflected in the table above have been restated to reflect a 1 for 100 reverse split of the Company’s common stock (See Note 7).

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

5. Debentures

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

In connection with the Securities Purchase Agreement, the Company issued a warrant to Cornell for 800,000 shares of the Company’s Common Stock (the “Warrant”). The Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the Warrant, and has a term of five years from the date of issuance on June 1, 2007. The Company also entered into a Registration Rights Agreement with the Cornell pursuant to which the Company is obligated to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

The table below reflects all the Company’s debentures currently outstanding:

	February 2006 Debenture 2006 A	August 2006 Debenture 2006 B	June 2007 Debenture 2007 A	August 2006 Warrant	June 2007 Warrant	Total

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Less: Cost of issuance	(520,000)	(569,863)	(282,491)			(1,372,354)
Net proceeds	$3,480,000	$3,430,137	$2,467,509			$9,377,646

Value of derivative liability at issue date	$3,331,544	$2,298,787	$2,335,962	$154,863	$92,486	$8,213,642
Gain (Loss) of value
of derivative liability	(1,018,598)	395,115	(253,036)	(137,365)	(58,646)	(1,072,530)
Value at September 30, 2007	$2,312,946	$2,693,902	$2,082,926	$17,498	$33,840	$7,141,112

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Debt discount	3,331,544	2,298,787	2,335,962			7,966,293

Less amortization
of discount	(1,850,858)	(830,118)	(259,552)			(2,940,528)
Net debt discount	1,480,686	1,468,669	2,076,410			5,025,765

Net Convertible
Debentures	$2,519,314	$2,531,331	$673,590			$5,724,235

6. Business Segments

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

The following table reflects the Company’s segments at September 30, 2007, excluding the discontinued operations of SHC:

Homeland Security Capital Corporation Consolidated	Holding Company (Homeland Security Capital Corporation)	Services Company (Nexus Technology Group)	Products Company (Polimatrix, Inc.)	Consolidated
Revenues	$-	$8,643,712	$249,733	$8,893,445
Gross margin	-	2,334,265	8,394	2,342,659
Operating expenses	1,483,343	1,979,555	184,839	3,647,737
Depreciation expense	7,000	48,988	-	55,988
Other income (expenses) - net	(939,145)	(57,856)	-	(997,001)
Net income (loss) from continuing operations	(2,429,488)	247,866	(176,445)	(2,358,067)
Current assets	257,857	4,812,579	76,854	5,147,290
Total assets	5,103,464	5,068,656	76,854	10,248,974

7. Reverse Stock Split

At the Company’s stockholders meeting held on July 10, 2007, the common stockholders approved a resolution to amend the Certificate of Incorporation to effect a combination, or reverse split, of the Company’s Common Stock at a ratio of 1-for-100 and accordingly the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of Delaware which provided that the shares of Common Stock then issued and outstanding will be combined at a ratio of 1-for-100. The reverse split reduced number of authorized shares of Common Stock from 20,000,000,000 to 200,000,000 but did not change the par value of our Common Stock. Except for any changes resulting from the treatment of fractional shares, each stockholder held the same percentage of Common Stock outstanding immediately after the reverse stock split as such stockholder did immediately prior to the reverse stock split. Stockholders holding fractional shares will be entitled to receive cash in the amount of $0.001/share in lieu of their fractional shares. As of September 30, 2007 and 2006, the accounts of the Company and results of operations and cash flows have been computed giving effect to the reverse stock split.

8. Discontinued operations

The Company discontinued its RDIF, access control and security software businesses upon the closing of the sale of its SHC subsidiary, effective August 29, 2007. On April 2, 2007, the Company’s and SHC’s boards of directors approved the sale of Cyberlynk, Inc. (a subsidiary of SHC) to Bridgestone Capital, LLC, a company owned by Joel Konicek, the Chief Executive Officer of SHC, and Jim Peroutka, the Chief Technology Officer of SHC.

On July 3, 2007, the Company entered into an agreement to sell the remaining SHC business to Vuance Ltd. (“Vuance”). Pursuant to the terms of the Purchase Agreement, dated July 3, 2007, by and among the Company, as majority shareholder of SHC, the other shareholders of SHC (the “Minority Shareholders”) and SuperCom, Inc., a Delaware corporation and wholly owned subsidiary of Vuance (“SuperCom”), SuperCom agreed to acquire all of the issued and outstanding capital stock of SHC for a purchase price of $5.1 million, payable in Vuance ordinary (common) shares. All required conditions were met and the sale was closed on August 29, 2007.

On the August 29, 2007, 673,317 ordinary (common) shares of Vuance were issued to the Company at a price of $5.17 per share. Vuance also repaid all obligations of SHC to the Company under a certain note in the amount of approximately $400,000. The Company agreed to certain lock-up periods during which it will not sell or otherwise dispose of the Vuance ordinary (common) shares.

Management has recognized the SHC activity as discontinued operations for the three and nine months ended September 30, 2007 and 2006.  The following table reflects selected elements of SHC’s three and nine month results for the periods ended September 30, 2007 and 2006.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue	$865,737	$392,841	$3,029,306	$392,841
Gross Margin	405,143	170,253	1,279,261	170,253
Operating expenses (includes $0 and $483,942 of goodwill impairment write- down for the three and nine months ended September 30, 2007, respectively and $0 for the three and nine months ended September 30, 2006, respectively)	467,143	331,145	3,300,480	331,145
Other Income (Expense)	(1,979)	(1,006)	(1,978)	(1,006)
Net Loss	63,979	161,898	2,023,197	161,898

Net Assets	1,861,572	3,407,503	1,861,572	3,407,503
Net Liabilities	1,938,456	1,354,361	1,938,456	1,354,361

In 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis. Additionally, certain September 30, 2006 balances have been reclassified to conform to the September 30, 2007 financial statement presentation including restatements for the discontinued operations and the minority interests which are now included in the Company’s retained deficit.

 9. Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $723,334, a working capital deficiency of $4,963,727 and a stockholders' deficiency of $5,731,673. These factors raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. There can be no assurance that we will be able to raise additional funds on terms acceptable to the Company or at all. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

10. Earnings per Share

Diluted earnings per share are computed using outstanding shares plus the common stock options that can be converted into common stock within the next sixty days. The diluted number of shares do not reflect the number of shares that could be converted from the Company’s debentures in that the Company does not have enough shares authorized to convert such instruments. Diluted earnings per share are not indicated for the nine month periods ending September 30, 2007 and 2006 or for the three month period ending September 30, 2006 because the periods indicate losses and the computation would be anti-dilutive.

11. Subsequent Events

Secure America Acquisition Holdings, LLC.  On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), an entity controlled by C. Thomas McMillen our CEO. The loan was for working capital purposes, is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by Mr. McMillen. SAAH is the initial principal stockholder in Secure America Acquisition Corporation (“SAAC”), a blank check company, whose primary purpose is to seek an acquisition or business combination in the homeland security industry, excluding companies whose primary focus is secure data facilities or whose enterprise value is less than $40 million. As an additional inducement for granting the loan, the Company received a membership interest in SAAH, which entitles it to receive 250,000 shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has twenty four (24) months to due so.

On October 22, 2007, the Company purchased 75,000 membership interests in SAAH, through an investment in SAAH in the amount of $150,000. SAAH is an entity controlled by C. Thomas McMillen our CEO. These membership interests entitle the Company to receive 75,000 shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has twenty four (24) months to due so.

On October 22, 2007, the Company loaned SAAH $65,000. The unsecured loan was for working capital purposes, is evidenced by a note and is due on or before October 22, 2008, with no prepayment penalties. The loan was repaid on October 29, 2007 in its entirety.

In addition to Mr. McMillen’s control of SAAH, he also serves as co-CEO and a director of SAAC. Mr. McNeill, our Director, is also a director of SAAC and an investor in SAAH. Mr. Griffin, our Director, is a special advisor to SAAC and an investor in SAAH. Mr. Brigante, our CFO, is an investor in SAAH.

SAAC filed a registration statement with the Securities and Exchange Commission (“SEC”) and completed an Initial Public Offering (“IPO”) on October 23, 2007, subject to completion by October 29, 2007. SAAC sold 10 million units (consisting of one share of common stock and one warrant to purchase one share of common stock). SAAC trades on the American Stock Exchange under the symbols HLD.U (units), HLD (common stock) and HLD.W (common stock warrants). The SAAC IPO was successfully completed on October 29, 2007.

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. The SAAC Agreement became effective upon the effectiveness of the Registration Statement with the Securities and Exchange Commission. Certain employees of the Company will perform required services pursuant to the SAAC Agreement.

Notwithstanding the completion of the SAAC IPO, the Company does not value, at market prices, the shares of common stock of SAAC it is entitled to receive as a result of its membership interests in SAAH. Management believes that some uncertainty to the successful completion of an acquisition or business combination exists and therefore chooses to carry its loans to SAAH at the principal amount plus accrued interest and its investment in SAAH at the original investment amount. The Company measures impairment of these amounts on a monthly basis and will adjust the amounts accordingly.

Issuance of Common Stock.  In October and November, holders of the Company’s Series G. Convertible Preferred Stock and the Company’s secured convertible debentures converted certain of their securities into Common Stock.

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

As part of the Company's new business strategy, the Company acquired a majority interest in Nexus Technologies Group, Inc. ("Nexus") on February 8, 2006 through the purchase of $3.4 million in preferred stock of Nexus. Nexus is a mid-Atlantic security integrator for the corporate and governmental security markets. Based in Hawthorne, NY, Nexus' subsidiaries began operations in 2001. Nexus specializes in non-proprietary integrated security solutions, including access control, alarm, video, communication, perimeter protection and bomb and metal detection security systems.

The Company acquired a majority interest in Security Holding Corp. (“SHC”) on August 22, 2006 through the purchase of $3 million of preferred stock in SHC. SHC manufactures designs and supports radio frequency identification (“RFID”) security and access control devices for the commercial and governmental security markets. Based in Milwaukee, Wisconsin, SHC and its subsidiaries specialize in proprietary and non-proprietary RFID products, including access control, asset tracking and the integration of multiple disciplines of electronic security and environmental and operational systems. In August 2006, SHC acquired the assets of Compass Technologies, Inc. for $500,000 in cash. On August 28, 2007, the Company finalized the sale of its ownership interest in SHC and discontinued operations in the RFID, access control and security software components of the business.

On September 18, 2006, the Company entered into a joint venture with Polimaster, a leader in the development and manufacturing of equipment for monitoring, detecting, locating and identifying nuclear and radioactive materials. The joint venture will operate as Polimatrix, Inc. (“PMX”) which will be owned 51% by the Company. The PMX products and systems offer technology that provides a networked approach to hardware and software solutions for detection, identification, communication and mapping of nuclear and radioactive materials.

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

Revenue Recognition - Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion method. PMX recognizes revenue based on sale of its products and services.

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

Investments in Available-for-Sale Securities - The Company classifies certain investments in securities as available-for-sale. Under this classification securities are reported at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity until the gains or losses are realized or a provision for impairment is recognized.

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

Results of Operations

Three Months Ended September 30, 2007 Compared With the Three Months Ended September 30, 2006

Revenues

For the three months ended September 30, 2007, the Company had sales of $2,608,358 compared to sales of $2,206,767 for the three months ended September 30, 2006 resulting in an increase of $401,591 or 18%. Sales consisted of fees earned on security systems installation, integration contracts and product sales and the increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Cost of goods sold

For the three months ended September 30, 2007, cost of sales was $1,694,574 compared to $1,469,486 for the three months ended September 30, 2006. Cost of sales consists of materials, labor and other costs incurred by the Company and associated with security systems installation, integration contracts and product sales. The increase in cost of sales of $225,088 or 15% is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Operating expenses

Operating expenses for the three months ended September 30, 2007 were $1,332,878 compared to $1,215,875 for the three months ended September 30, 2006. The increase of $117,003 or 10% in operating expenses is primarily due to general and administrative expenses that were incurred in the operations of Nexus. The increase consisted of increases of insurance and facility costs of $244,625, depreciation costs of $4,888, other operating costs of $31,080, professional costs of $8,115 and administrative costs of $35,684. These cost increases were offset by decreases in marketing costs of $14,285, personnel costs of $183,483 and travel costs of $9,621. These costs and other expenses were incurred in connection with the Company's change in business strategy for the three month period.

Other income and expense

The Company had net other income of $616,418 for the three months ended September 30, 2007 compared to net other expense of $434,138 for the three months ended September 30, 2006 for an increase in other income of $1,050,556 or 242%. Income was increased by a gain on the settlement of certain trade payables of $59,763, an increase in interest income of $8,030 and a change in the derivative liability valuation of $1,543,896, offset by an increase in interest expense of $227,352, amortization of debt discount of $278,578 and amortization of debt offering costs of $55,203.

Net income (loss)

As a result of the foregoing, the Company recorded a net income from continuing operations of $197,324 and an overall net income of $3,791,275 including discontinued operations for the three months ended September 30, 2007 compared to a net loss from continuing operations of $912,732 and an overall net loss of $1,074,630 for the three months ended September 30, 2006. The overall net income represents an increase of $4,865,905 or 453% when compared to the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared With the Nine Months Ended September 30, 2006

Revenues

For the nine months ended September 30, 2007, the Company had sales of $8,893,445 compared to sales of $4,948,504 for the nine months ended September 30, 2006 resulting in an increase of $3,944,941 or 80%. Sales consisted of fees earned on security systems installation, integration contracts and product sales and the increase in sales is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Cost of goods sold

For the nine months ended September 30, 2007, cost of sales was $6,550,786 compared to $3,400,872 for the nine months ended September 30, 2006. Cost of sales consists of materials, labor and other costs incurred by the Company and associated with security systems installation, integration contracts and product sales. The increase in cost of sales of $3,149,914 or 93% is due to the implementation of the Company's new business strategy of acquiring and integrating businesses that provide homeland security products and services.

Operating expenses

Operating expenses for the nine months ended September 30, 2007 were $3,703,725 compared to $3,545,841 for the nine months ended September 30, 2006. The increase of $157,884 or 4% in operating expenses is primarily due to general and administrative expenses that were incurred in the operations of Nexus. The increase consisted of additional insurance and facility cost of $255,713, travel costs of $20,018, depreciation costs of $20,522, other operating costs of $101,120 and professional services of 5,156. These cost increases were offset by decreases in marketing costs or $8,908, personnel costs of $159,756 and administrative costs of $75,981. These costs and other expenses were incurred in connection with the Company's change in business strategy for the nine month period.

Other Income and expense

The Company had net other expense of $997,001 for the nine months ended September 30, 2007 compared to $246,319 for the nine months ended September 30, 2006 for an increase in other expenses of $750,682 or 305%. Expenses were increased by interest expense of $460,428, amortization of debt discount of $798,521, amortization of debt offering costs of $172,473 and a decrease in interest income of $118. These increases were offset by increases in a gain on the settlement of certain trade payables of $97,749 and by a change in the derivative liability valuation of $583,109.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss from continuing operations of $2,358,067 and an overall net loss of $723,334 including a net gain on discontinued operations for the nine months ended September 30, 2007 compared to a net loss from continuing operations of $2,244,528 and an overall net loss of $2,406,426 for the nine months ended September 30, 2006. The overall net loss represents a decrease in the net loss of $1,683,092 or 70%.

Liquidity and Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The Company had cash on hand of $341,378 at September 30, 2007 and $776,139 at December 31, 2006. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

The Company entered into a Securities Purchase Agreement with Cornell, dated as of February 6, 2006, which provided for the purchase by Cornell of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 A Debenture shall be equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. Cornell will be entitled to convert the 2006 A Debenture at a conversion price into Common Stock, provided that Cornell cannot convert into shares of Common Stock that would cause Cornell to own more than 4.9% of the issued and outstanding Common Stock. The 2006 A Debenture bears interest at 5% per annum and the principal amount is payable on the third anniversary of the effective date of the 2006 A Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the 2006 A Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

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

On June 1, 2007, the Company entered into a Securities Purchase Agreement with Cornell, which provided for the purchase by Cornell of a secured convertible debenture (the “Debenture”) in the amount of $2,750,000. The Debenture is convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), based on a conversion price which shall be equal to the lesser of (1) $0.40 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The Debenture bears interest at 12% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the closing bid price of the Common Stock is trading below the conversion price at the time of the redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent (10%) of the principal amount being redeemed, and accrued interest. Pursuant to a Security Agreement between the Company and Cornell and a Pledge and Escrow Agreement between the Company, Cornell and the escrow agent, issued in connection with the Debenture, the Company's obligations under the Debenture are secured by a pledge of all of its assets. In connection with the sale of the Debenture, the Company also entered into an Agreement with Cornell (the “Agreement”) increasing the interest rate payable under certain existing convertible debentures issued by the Company to Cornell in an aggregate amount of $8,000,000 from 5% to 10% per annum, modifying the registration rights associated with such existing debentures to require the Company to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of the existing debentures only upon demand by Cornell of such filing and waiving any penalty due for the failure to register the shares through the date of the Agreement.

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

During the nine months ended September 30, 2007, we had a net decrease in cash of $434,761. Our sources and uses of funds were as follows:

Cash Flows from Operating Activities

We provided net cash of $1,093,038 in our operating activities during the nine month period ended September 30, 2007. Our net cash increase provided by operating activities was generated by $267,145 from the use of stock based payments for costs and expenses, $55,988 in depreciation and amortization, $582,470 in write down of subsidiaries’ assets, $1,970,989 in amortization of debt discount and debt offering costs, $650,680 in net changes in operating assets and liabilities , including non cash items of assets of discontinued operations and assets held for sale. Cash was used as a result of the reduction in the valuation reserve for accounts receivable of $128,329, the reduction in the valuation loss on the derivative liabilities of $1,471,547, the Company’s net loss of $723,334, and the settlement of debts of $111,024.

Cash Flows from Investing Activities

We used net cash of $3,428,561 in our investing activities during the nine month period ended September 30, 2007 through the purchases of fixed assets of $82,574, advancing $508,082 to an unconsolidated affiliated company, receiving securities available for sale in the amount of $3,477,148 in the disposal of an operating subsidiary and the write down of $103,899 in the valuation of the securities available for sale. These uses were offset by investing activities of $743,142 from discontinued operations.

Cash Flows from Financing Activities

We were provided cash of $1,900,762 from financing activities during the nine month period ended September 30, 2007, consisting of issuance of $2,750,000 of convertible debentures (net of $282,486 in issuance costs) and proceeds from debt used to acquire operating assets of $44,395. Cash was used by the financing activities of discontinued operations of $611,147.

As of September 30, 2007, we had a deficit in net working capital of $4,963,727.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

In 2007, the Company has determined that the allocation of accumulated deficit and operational losses to minority interest for the twelve months ended December 31, 2006 was inappropriate as a result of the minority interest not having any economic basis in the operational entities. Previously, the Company had allocated a portion of the accumulated deficit and the yearly losses from operations to minority interest. The Company has determined that the allocation of the percentage ownership of minority interests in its subsidiaries will be added to goodwill and the Company will report 100% of the losses from operations. Accordingly, the Company revised its financial statements for the year ended December 31, 2006 to reflect this error correction and amended its annual report on Form 10-KSB. This restatement of our financial statement is indicative of a material weakness in internal controls.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2007, a holder of the Company’s Series G Convertible Preferred Stock (the “Series G Stock”) converted 204,830 shares of Series G Stock into 921,735 shares of Common Stock. No discounts or commissions were paid in connection with the conversion. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on July 10, 2007. The Company’s stockholders elected four directors at the annual meeting. The nameof each nominee and the number of shares voted for or against were as follows:

NOMINEE	For	Withheld
C. Thomas McMillen	38,182,564	495,265
Zev E. Kaplan	38,162,564	515,265
Philip A. McNeill	38,162,564	515,265
Brian C. Griffin	38,161,564	516,265

The stockholders of the Company also approved a resolution to amend the Certificate of Incorporation to effect a combination, or reverse split, of the Company’s Common Stock at a ratio of 1-for-100, with 22,283,887 votes cast for approval, 1,549,856 votes cast against approval and 33,319 votes abstaining. In total, 23,867,062 or approximately 57% of the Company’s outstanding shares were voted at the annual meeting.

No other matters (other than procedural matters) were voted upon at the annual meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Purchase Agreement, dated as of July 3, 2007, between the Company, the other shareholders of Security Holding Corp., and SuperCom, Inc.	Filed as Exhibit 10.1 to the Current Report of Form 8-K filed on July 10, 2007
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b) Reports on Form 8-K

On July 10, 2007, the Company filed a Current Report on Form 8-K reporting the execution of an agreement to sell all of its ownership interest in Security Holding Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

/s/ Michael T. Brigante
Michael T. Brigante Chief Financial Officer

November 14, 2007