Form 10KSB
period 2007-12-31
Homeland Security Capital CORP
filed 2008-03-31
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 814-00631

Homeland Security Capital Corporation
(Exact Name of Registrant as Specified in Charter)

Delaware	52-2050585	1005 North Glebe Road, Suite 550 Arlington, Virginia 22201
(State or other jurisdiction	(IRS Employer	(Address of principal executive offices)
of incorporation)	Identification No.)	(Zip Code)

Registrant’s telephone number, including area code:	(703) 528-7073

Common Stock, par value $.001 per share
(Title of Class)

Securities Registered Under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value

Securities Registered Under Section 12(g) of the Exchange Act: None

Indicate by check mark if the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State registrant’s revenues for the fiscal year ended December 31, 2007 : $12,628,183.

The aggregate market value of common stock held by non-affiliates of the registrant as of March 28, 2008, was approximately $2,350,130 based on the closing price on the Over-The-Counter Electronic Bulletin Board. For purposes of this computation, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant. There were 49,246,244 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) outstanding at March 28, 2008.

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

This filing contains forward-looking statements, including statements regarding, among other things, our (a) projected revenues and profitability, (b) growth strategies, (c) future financing plans and (d) anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” beginning on page 13 and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

Item 1. Business

History

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is a consolidator in the fragmented homeland security industry. The Company is focused on creating long-term value by taking controlling interest and developing its subsidiary companies through superior operations and management. We intend to operate businesses that provide homeland security products and services solutions, growing organically and by acquisitions. The Company is targeting growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues and improve cash flows.

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

As a BDC, the Company had three investments. First, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore") and received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advice. These shares have no value. Second, the Company had direct investments in two companies, the first being in a wholly-owned subsidiary named Celerity Systems, Inc., a Nevada corporation ("Celerity-Nevada"), and the other a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). In the fourth quarter of 2004, Celerity-Nevada was closed with the business and the related assets sold. Yorkville returned the Company’s investment in Yorkville to the Company as a liquidating distribution.

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

Our goal is to become a leading consolidator of product and service companies in the fragmented homeland security industry. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team, and our ability to address the needs of our subsidiary management teams will allow us to achieve our goal of being the “consolidator of choice” of acquisition candidates in the homeland security industry.

In order to achieve our goal, we will focus on:

•	identifying acquisition candidates which meet our consolidation criteria including the presence of a strong management team as a platform company;

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

We offer a range of operational and management services to each of our subsidiaries through a team of dedicated professionals. Our subsidiaries will compensate our holding company for such services. We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our platform companies, and our executives provide mentoring, advice and guidance to develop the management of these companies.

In general, we expect to hold our ownership interest in our platform companies as long as we believe that such company meets our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a platform company or other subsidiary no longer meets our strategic criteria, we will consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. We may achieve liquidity events through a number of means, including sales of an entire company or sales of our interest in a company, which may include, in the case of public companies owned by us, sales in the open market or in privately negotiated sales and public offerings of the company’s securities. We may, in certain cases, take our platform companies public through a registered spinoff or stock dividend distribution by distributing our subsidiary’s stock held by us to our public stockholders and subsequently registering such shares with the United States Securities and Exchange Commission (the “SEC”). Alternatively, we may utilize a rights offering with respect to particular platform company. A rights offering is an initial public offering of a company directed to our stockholders. It involves the grant by a company to our stockholders of transferable rights to buy shares of the company’s stock at a price established by the company, us, and the underwriter, and supported by two independent valuations. Our stockholders are able to exercise the rights, thereby participating in the initial public offering.

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

Achieve Operating Efficiencies. We intend to achieve operating efficiencies within our various platform companies. For example, as new businesses are acquired, we believe our existing technology infrastructure can support additional customers. At the corporate level, we will also seek to combine certain administrative functions, such as Sarbanes-Oxley compliance, financial reporting, insurance, employee benefits and legal support and to realize volume purchasing advantages with respect to travel and other purchases across the Company.

Leverage Platform Company Autonomy. We conduct our operations on a decentralized basis whereby management of each platform company will be responsible for its day-to-day operations, sales and service relationships and the identification of additional acquisition candidates in their respective sectors. Our senior management will provide the platform companies with strategic oversight and guidance with respect to acquisitions, financing, marketing, operations and cross selling opportunities. We believe that a decentralized management approach will result in better customer service by allowing management of each platform company the flexibility to implement policies and make decisions based on the needs of customers. This management approach is in contrast to the traditional consolidation approach used by other consolidators in which the owners/operators and their employees are often relieved of management responsibility as a result of complete centralization of management in the consolidated enterprises.

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

Acquisition Strategy

Identify and Pursue Strategic Consolidation Opportunities. We seek to capitalize upon consolidation opportunities in the homeland security industry by acquiring companies in growing sectors that will benefit from economies of scale having some or all of the following characteristics:

•	generating revenues and preferably profits, with established customers;

•	long-term growth prospects for products and services offered;

•	experienced management team willing to continue managing the enterprise;

•	significant acquisition consideration that is performance-based; and

•	a highly fragmented sector of the homeland security industry characterized by significant potential smaller acquisition targets with few market leaders in the sector.

We believe that the homeland security sectors in which we will pursue consolidation opportunities are fragmented and often headed by owners/operators who desire liquidity and may be unable to gain the scale necessary to access the capital markets effectively. These owner/operators also may not have access to the government markets that are characterized by complex and bureaucratic processes, protracted sales cycles, and diffused procurement between federal, state and local levels.

Acquire Complementary Businesses. We intend to acquire businesses that offer additional expertise and cross-selling opportunities for our platform companies’ operations. We also believe that adding complementary businesses may offer geographic breadth and expand our target markets. Increasing our presence within geographic regions will allow us to service our clients more efficiently and cost effectively. As our customers’ industries continue to consolidate, we believe that national coverage and technology capabilities will become increasingly important.

Acquire Strategic New Businesses. We believe that there are numerous attractive fragmented sectors within the homeland security industry, such as products and services for the intelligence industry, medical, public health and environmental disaster management, surveillance and monitoring or remote sensing. By entering any one or more of these sectors, we may realize additional operating and revenue synergies across our platform companies, and may leverage existing relationships to create cross-selling opportunities.

Our Platform Companies

We currently conduct our ongoing operations through two majority-owned subsidiaries. The following chart provides certain information about those subsidiaries at December 31, 2007:

Name, Address And Headquarters	Place Of Formation	Ownership Percentage	Business

Nexus Technologies Group, Inc. 7 West Cross Street Hawthorne, NY 10532 www.nexusna.com	Delaware, USA	93% (remaining 7% owned by Nexus management and directors)	Nexus Technologies Group, Inc. (“Nexus”) was formed in February 2006 and designs, develops and installs integrated security systems in the mid-Atlantic region.

Polimatrix, Inc. 1005 North Glebe Road Suite 550 Arlington, VA 22201 www.polimatrix.com	Virginia, USA	51% (remaining 49% owned by Polimaster Inc.)
Polimatrix, Inc. (“PMX”) was formed in September 2006 and designs and manufactures proprietary network capable radiological detection and isotope identification devices and distributes other radiological detection equipment.

As a result of our ownership percentage and control of the boards of directors of the above subsidiaries, we consolidate the results of operations, excluding the minority interests.

The Company discontinued its RFID, access control and security software businesses upon the closing of the sale of its majority owned subsidiary, Security Holding Corp (“SHC”), on August 29, 2007 (see Note 7 to the Consolidated Financial Statements).

Platform Company Businesses and Products

During 2007, our revenues were generated from continuing operations sales of: (1) $12,378,450 consisting of engineering, design and installation of security systems and related services (Nexus), and (2) $249,733 consisting of radiological detection products, training and services (PMX). We believe that sales from these products and services will continue to increase during 2008, due mainly to the (i) the introduction of the new radiological detection devices and services sold by PMX; and (ii) the growth in our backlog of services provided by Nexus. Additionally, in 2008 each of these platform companies will have been in operation as a subsidiary of the Company on a continuous basis, which we believe will enable them to better estimate staffing needs, inventory levels and products and services offered.

Nexus Technologies Group, Inc.

In February 2006, we organized Nexus as a new subsidiary and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously with its formation, Nexus acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”), a Pennsylvania corporation doing business as Nexus Technologies Group. Nexus, through CSS, provides integrated security systems for the corporate and governmental security markets. CSS, organized in 2004, provides its own brand of security integration, taking advantage of the rapidly growing field of electronic security. CSS currently has a strong presence in the Mid-Atlantic region with a focus on the New York City market.

The market for integrated security applications is one that is rapidly growing as the business and public sectors continue to recognize the importance and benefits of protecting their personnel, facilities and assets. Nexus is positioned to capitalize on this trend and lead the industry in system design and innovation. By leveraging a unique combination of the latest technology and its management’s 50 years of aggregate industry experience, Nexus provides innovative, engineered and scaleable solutions to effectively protect people, property and assets for regional, national and international organizations. Based on a solid reputation for excellence, Nexus is typically contracted for the more technically challenging security integration projects.

Nexus has developed a strong niche in the electronic security market through its ability to engineer an open ended system which combines previously separated systems into one. This enables clients to utilize open ended technology between existing security technology and newly developed technology in the security sector.

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

Nexus builds partnerships with customers by working closely with them to completely understand their specific needs. Security system solutions are a business process that impacts all departments in the complex organizations we serve. Nexus understands that to achieve the proper system, an in-depth understanding of the client’s business and their management information systems is vital. By taking the time to achieve a clear understanding of the client’s objectives, Nexus is able to maximize return on investment, system performance and customer satisfaction. Key tenets of the Nexus delivery program include:

•	Providing excellent care and superior service to our customers;

•	Delivering consistency and uniformity for each project;

•	Offering fully engineered solutions;

•	Engineering technology-driven and scalable solutions;

•	Possessing in-house technical knowledge of all the technologies utilized; and

•	Providing professional project management for all projects.

The objective of Nexus is to become a leading systems integrator in security that extends its customer base across the United States. The key elements of Nexus’ strategy involve:

•	Continued application of new proven technological solutions for customer security needs;

•	Aggressive marketing to larger customers and projects regionally and nationally;

•	Growth by acquisitions of, and joint ventures with, selected systems integrators in complimentary geographic areas of the country;

•	Expansion of our work force in technical, marketing and managerial fields as well as our dealer network to capitalize on emerging business opportunities; and

•	Establishment of additional offices in strategic business locations.

To maintain Nexus’ competitive edge, it is our policy to consistently seek and utilize nationally recognized third parties’ advanced technologies applicable to our customers’ and the marketplace’s evolving needs.

Nexus is a non-proprietary provider of integrated security solutions including access control, alarm/intrusion, CCTV, communication, perimeter protection and bomb and metal detection security systems. Nexus is aligned with most of the major industry Original Equipment Manufacturers (OEMs), which provides our clients with flexibility and cost efficiency. This is a key aspect of the Nexus business model. While the technology that Nexus incorporates into its integrated electronic security systems is highly sophisticated and proprietary, Nexus has followed a policy of using commercial off-the-shelf technology (COTS) for the individual components that make up a system. This minimizes development costs on the front-end and provides the system with scalability and lower maintenance costs on the back-end.

The systems developed by Nexus pull together all core facility security systems and seamlessly integrate information from these different enterprise subsystems. Ultimately, its engineered solutions enable its customers to have information they need to make critical decisions quickly and correctly.

Information technology and networking are always critically important to corporate security infrastructure. Nexus products and services are grounded in IT standards. By utilizing the latest software industry practices and standards in the selection of its strategic partners, Nexus’ efforts bring the power of leading-edge technology and flexibility of open systems architecture to a previously proprietary security market.

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

On August 29, 2007, the Company discontinued the operations of its majority owned SHC subsidiary. The Company sold its ownership to Vuance Ltd. (“Vuance”) in exchange for 692,660 common shares of Vuance, valued at $3,581,052 on the date of the sale (see Note 7 to the Consolidated Financial Statements). The Company continues to hold all of these Vuance shares.

Polimatrix, Inc.

In September 2006, we formed Polimatrix, Inc., a U.S.-based joint venture with Polimaster, Inc. (“Polimaster”), a company involved in the field of radiological detection and isotope identification. Polimaster has been in the radiological detection business for fifteen (15) years with its technology widely in use in the U.S. Department of State, U.S. Secret Service, Coast Guard and the New York Police Department.

Studies have shown that a major threat to security on a national level is the potential introduction of nuclear and radiological contamination by terrorists through the use of a nuclear device or a “dirty bomb,” a radiological dispersion device (“RDD”) that is not a nuclear bomb and does not result in a nuclear explosion. Rather, an RDD is a device that contains radioactive materials and some method by which those materials can be spread over a wide area. Either of these devices can be built in a variety of sizes, and the radiation released can cause physical and environmental contamination, economic damage, and physical harm. According to a study by the Center for Technology and National Security Policy at the National Defense University, “The threat of a radiological attack on the United States is real, and terrorists have a broad palette of radiological isotopes to choose from. It could cause tens to hundreds of fatalities under the right circumstances, and is essentially certain to cause great panic and enormous economic losses.” According to the International Atomic Energy Agency (“IAEA”) there were 103 confirmed incidents of illicit trafficking and other unauthorized activities involving nuclear and radioactive materials in 2005, the latest year for which statistics are available.

The current deployment of nuclear and radiological detection devices around the world has been compared to a “Maginot Line of defense.” Most of the current detection devices are fixed as to location and are deployed at perimeter borders and ports. The current non-perimeter devices are located at obvious, easily avoided, areas such as New York’s Times Square, bridges and tunnels. The vast majorities of these devices are “dumb” devices and not networked and many of them are without isotope identification capability. Many of these devices are easily defeated if the nuclear or radiological materials are lightly shielded.

PMX, through an exclusive agreement, purchases from Polimaster and resells portable handheld devices for networked radiological detection and isotope identification. This line of devices, named RadFlash, has been tested by several commercial customers and government agencies at both the federal and state levels. Additionally, the products have been rigorously field-tested by nationally recognized laboratories. These tests have shown the products to be superior to competitors products and in part led to the November 7, 2007 award by the Illinois Law Enforcement Alarm System (ILEAS), of up to 20,000 portable detectors. This award, which remains subject to final contract negotiations, is believed to be the largest such award in the United States. RadFlash is an exclusive line of devices which are highly cost effective, networkable and capable of rapid isotope identification, while eliminating many of the false positives inherent in most of our competition’s products. The unique advantages allow rapid low cost deployment of a distributed detection network that is randomized and layered. A major deployment of the RadFlash system will cost less than the competitors’ systems; systems that only have a fraction of the capabilities of the RadFlash system. The RadFlash network also provides real-time situational awareness and empowers command, control and communications.

Accordingly, the PMX strategy includes:

•	Widespread deployment of a small, intelligent, networked isotope identification device that is comparably inexpensive;

•
Deploying devices with governmental and non-governmental individuals where interactions with terrorists are most likely to occur (postal workers, rental car agencies, toll booths and law enforcement agencies);

•
Saturate cities with networked devices, effectively creating a randomized, layered and distributed network putting terrorists constantly at risk, degrading their ability to act, move, operate and attack (taxi cabs, subways, courier services and police and fire departments); and

•	Keeping devices small, scaleable, simple to use and cost effective, and understanding and enabling real time networked communications for command and control tracking.

Investments

On August 29, 2007, the Company completed the sale of its majority interest in SHC to Vuance. As consideration for its interest in SHC, the Company received 692,660 restricted common shares in Vuance (NASDAQ: VUNC) valued at $5.17 per share or a total sales price of $3,581,052 (see Note 7 to the Consolidated Financials Statements).

The Company classifies these Vuance shares as “available-for-sale” for financial reporting purposes and accordingly adjusts the carrying value of the shares at the closing market price on the valuation date by recording an increase or decrease in the value of this investment and a corresponding increase or decrease in shareholders’ equity. At December 31, 2007, the carrying value of this investment was $3,248,571 or $4.69 per share.

On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), a company controlled by C. Thomas McMillen, our CEO. The loan was for working capital purposes and is evidenced by a note bearing five percent (5%) interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by Mr. McMillen. SAAH is the initial principal stockholder in Secure America Acquisition Corporation (“SAAC”), a blank check company, whose primary purpose is to seek an acquisition or business combination in the homeland security industry, excluding companies whose primary focus is secure data facilities or whose enterprise value is less than $60,000,000. As an inducement for granting the loan, the Company received a membership interest in SAAH, which entitles it to receive 250,000 shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has 24 months to consummate.

On October 22, 2007, the Company purchased seventy five thousand (75,000) membership interests in SAAH by making an investment in SAAH in the amount of one hundred fifty thousand dollars ($150,000). The membership interests entitle the Company to receive seventy five thousand (75,000) shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has 24 months to consummate.

SAAC (AMEX: HLD) completed an Initial Public Offering (“IPO”) on October 29, 2007. Notwithstanding the completion of the SAAC IPO, the Company does not value, at market prices, the shares of common stock of SAAC it is entitled to receive as a result of its membership interests in SAAH. Management believes that some uncertainty to the successful completion of an acquisition or business combination exists and therefore chooses to carry its loan to SAAH at the principal amount plus accrued interest less repayments and its investment in SAAH at the original investment amount. At December 31, 2007, these amounts were $414,099 and $150,000, respectively.

Between November 19, 2007 and December 21, 2007, the Company loaned $90,400 to Green Energy Acquisition Holdings LLC (“GEAH”). The loans are for working capital purposes and are evidenced by a note that does not bear interest and is due the earlier of June 30, 2008 or the successful completion of an Initial Public Offering by Green Energy Acquisition Corporation (“GEAC”), in which GEAH is the initial principal shareholder. The notes are guaranteed in their entirety by C. Thomas McMillen, our CEO. At December 31, 2007, the amount outstanding on the note was $90,400.

The Company measures impairment of its investments and notes on a monthly basis and adjusts the carrying amounts accordingly.

Significant Customers

As of December 31, 2007, Greystone Psychiatric Hospital was the only customer that accounted for greater than 10% of our consolidated revenues or consolidated net accounts receivable.

Significant Suppliers

As of December 31, 2007, our PMX subsidiary purchased all of its products from Polimaster, our joint venture partner in PMX. If our relationship with Polimaster were to terminate or if PMX were unable to purchase radiation detection products from them, for any reason, our business could be materially adversely affected.

Research and Development

Consistent with our product development strategy, we are seeking to identify and evaluate new products and services in all our subsidiaries. During 2006 and 2007, we did not have any research and development expenditures. During 2008, we expect to focus our research and development efforts on existing and new products for homeland security applications, specifically in our PMX subsidiary. Although we identified several new additions to the PMX family of products we did not bring any products beyond the conceptual stage as of December 31, 2007. While we continue to move forward with our research and development programs and to pursue the establishment of proprietary patented, copyrighted or trademarked products, we do not expect to receive significant revenues in 2008 from these products.

Patents and Proprietary Rights

As of December 31, 2007, we do not have any patents. We rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect our technology, intellectual property and proprietary rights. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, processes and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property. See “Risk Factors” beginning on page 13.

In September 2006, we entered into an exclusive licensing agreement with Polimaster that entitles us to the exclusive intellectual property rights of the RadFlash product (other than in Japan, Egypt and the countries that comprised the former Soviet Union). The licensing agreement has a term that expires on December 31, 2007 but automatically renews for 10 one-year periods. The licensing agreement may be terminated by Polimaster if certain contractual milestones are not achieved by the end of the 2008 and 2009 calendar years. Polimaster is entitled to receive a 5% royalty fee based on gross revenues for the sale of the product. Polimaster has filed a patent application on the RadFlash product. We can offer no assurances that any patents will be awarded related to this product.

Competition

Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we. Some of our competitors may form partnerships or alliances with other large homeland security companies, with the resulting entity possessing greater market strength than we have. Many of the areas in which we either compete or intend to compete are rapidly evolving. Competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of product performance, proprietary position and price and performance, in many cases the first company to introduce a product to the market will obtain at least a temporary competitive advantage over subsequent market entrants. We face competition in both of our subsidiaries as described below.

Nexus. A large number of companies are involved in the security integration industry, an industry that received a significant impetus from the events of September 11, 2001. Many of these companies (such as Henry Brothers Electronics, Inc. and Diebold, Inc.) are significantly larger than Nexus and generally have greater financial resources at their disposal. We believe that our unique approach to business in this sector of the industry coupled with our highly engineered security system design and installation and our management teams many years of experience will be attractive to the marketplace. Given the size and importance of the homeland security market, we anticipate that even greater competition will emerge. Additionally, within the services segment of homeland security, there will continue to be significant additions to security services required. There will be continued pressure within this business segment by larger service providers such as Henry Brothers Electronics, Inc. However, niche segments exist that provide us significant opportunities that otherwise could be underrepresented.

Polimatrix. The market for nuclear, radiological and isotope detection devices as applied to homeland security is new but rapidly growing. Many large domestic and international companies (such as Thermo Scientific and Canberra) have recently added a nuclear and radiological detection product line, either through acquisition or development. These companies are significantly larger than Polimatrix and have greater financial resources than Polimatrix. Our recent entry into this industry segment is through a joint venture with a long established well respected company. We believe that through our partners’ past success in this industry and our financial resources and management expertise, we will be able to gain a significant foothold in this emerging industry. Also, our development efforts have been concentrated primarily in handheld networked nuclear and radiological detection equipment. This niche segment of the market has less competitors and has no clear leader.

Manufacturing and Supply

Other than with Polimaster, our joint venture partner in PMX, we do not have any written agreements with our suppliers. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources of supply could have a materially adverse effect on our relations with our customers.

Generally, we find the products necessary for our operations to be readily available, either from the general marketplace for raw materials that are commonly available, or through our suppliers.

Government Regulation

Regulation by government authorities or international agencies in the United States and other countries is a significant consideration in the research, development, production, distribution and marketing of our radiological detection products. In order to test, manufacture, distribute, market and sell products, we must follow safety and other standards established by applicable regulatory authorities. We may be subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions and manufacturing practices, and the use, storage and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing activities. The regulations potentially material to our business are summarized below.

Radiological Detection. The federal government does not specifically regulate performance of our radiological detection devices. However, in developing and testing our devices we use a number of radiological isotopes and materials to verify product effectiveness. Many of these isotopes are regulated by the International Atomic Energy Agency (IAEA) and require the users to obtain and maintain a current license to possess these materials. Also the IAEA regulates the purchase, shipment and storage of such materials, and we are subject to random inspection to assure compliance with specific regulations. If we fail to comply with the appropriate regulations or are not granted a renewal of our license, for any reason, the development of our products could be adversely affected. Additionally, our devices must meet the standards set forth by the American Standards Institute (“ANSI”) in order to be eligible for federal grant funds. PMX devices have been tested by Department of Homeland Security and other third-party validators and have been shown to meet these standards. As a result, our devices are listed on the Responder Knowledge Base list of available products and can be procured with such grant funds. Similar standards exist through the IAEA, and our devices also comport with these international standards. Beyond these general standards, individual procurements typically include qualifications that devices must meet to be procured. These procurement standards by necessity must be evaluated on a case by case basis.

Product Liability and Insurance

Our business exposes us to substantial product, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, installation, marketing, distribution, and in the use of our products and operations. We have at our Nexus subsidiary, and will attempt to renew, product liability insurance in order to protect ourselves from such potential exposures; however there can be no guarantee that upon expiration of our current coverage, adequate insurance coverage will be available, or, if available, that the cost will be acceptable. Furthermore, a product liability or other claims could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions. Additionally, we intend to apply for “Homeland Security product coverage” under the United States Safety Act, specifically in reference to our PMX products. If this application is accepted, we, our manufacturers and our clients would be covered for liability of that product in the event the specified product was in place during an occurrence defined as a terrorism attack.

Employees

As of December 31, 2007, we had 27 full-time employees. We have 23 employees employed by our Nexus subsidiary; 1 employee employed by our PMX subsidiary; and 3 employees employed by our corporate offices.

We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement. We also employ a number of contractors, consultants and part time employees on a regular basis.

The address of our principal executive offices, and our telephone and facsimile numbers at that address, and our website address are:

Homeland Security Capital Corporation 1005 North Glebe Road, Suite 550 Arlington, VA 22201 Telephone No.: (703) 528-7073 Facsimile No.: (703) 528-0956 www.hscapcorp.com

RISK FACTORS

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

The Company consolidates companies in the homeland security industry. Until its acquisitions of Nexus and Security Holding Corp. in 2006 and its joint venture with Polimaster in 2006, the Company had not generated any revenues other than interest income on its cash since 2002. The Company’s ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such acquired business and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.

We Are Dependent Upon Key Personnel Who Would Be Difficult To Replace And Whose Loss Could Impede Our Development

The Company believes that its success depends principally upon the experience of C. Thomas McMillen, its Chairman and Chief Executive Officer, and Michael T. Brigante, its Chief Financial Officer. Although Messrs. McMillen and Brigante have substantial experience in acquiring and consolidating businesses, our acquired companies personnel do not have significant experience in managing companies formed for the specific purpose of consolidating one or more companies. Additionally, Messrs. McMillen and Brigante did not have experience in managing companies in the various sectors of the homeland security industry (other than McMillen’s experience in managing Fortress America Acquisition Corporation (“FAAC”)). As a result, the Company likely will rely significantly on the senior management of the businesses it acquires. Such acquired senior management may not be suitable to the Company’s business model or combined operations.

If the Company loses the services of one or more of its current executives, the Company’s business could be adversely affected. The Company may not successfully recruit additional personnel and any additional personnel that are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. The Company does maintain key man life insurance with respect to Mr. McMillen in amount of $5 million. (See “Management.”) There can be no assurance that the Company will be able to obtain this insurance at an acceptable cost, or at all, in the future.

Appropriate Acquisitions May Not Be Available Which May Adversely Affect Our Growth

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

Management of the Company has significant flexibility in identifying and selecting prospective acquisition candidates. Management may not succeed in selecting acquisition candidates that will be profitable or that can be integrated successfully. Although the Company intends to scrutinize closely the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, the Company’s assessment of management may not prove to be correct. The Company may enlist the assistance of other persons to assess the management of acquisition candidates.

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

Obligations Of Our Chief Executive Officer May Create A Conflict Of Interest That Could Adversely Affect The Company’s Operations

Our Chairman and Chief Executive Officer, C. Thomas McMillen (“McMillen”) is required to devote at least 25 hours per week to the Company pursuant to an employment agreement, dated as of September 1, 2007, with the Company (the “McMillen Employment Agreement”). Mr. McMillen also serves as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation (SAAC), a homeland security special purpose acquisition corporation (SPAC) that completed an initial public offering on October 29, 2007 and as Vice Chairman of Fortress International Group, Inc. (“FIGI”), a mission critical firm that is the successor company to Fortress America Acquisition Corporation which completed an initial public offering in July 2005. The officers and directors of SAAC and FIGI, including McMillen, have an obligation, so long as they are an officer or director, to present to SAAC and FIGI for its consideration, prior to presentation to any other entity, including the Company, any business opportunity which may reasonably be required to be presented to them under Delaware law, subject, however, to any pre-existing fiduciary or contractual obligations they might have. The McMillen Employment Agreement does not preclude McMillen from competing with the Company through his position as Chairman of SAAC or a Vice Chairman of FIGI. It is possible, however, that SAAC and FIGI will become a competitor of ours if the business it acquires serves markets or sectors of the homeland security industry the Company is serving.

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

We may derive a substantial portion of our revenues from contracts with federal, state and local governments and government agencies, including subcontracts under government prime contracts, and the success and growth of our business will continue to depend on our potential and current successful procurement of government contracts either directly or through prime contractors. Many of our government customers, such as the Department of Defense, the Department of Homeland Security and the Department of Health and Human Services, as well as state and local critical incident response agencies, are subject to stringent budgetary constraints and political considerations, and our business, revenues and operating results may be materially adversely affected if levels of government expenditures and authorizations for critical incident response related programs decrease, remain constant or shift to programs in areas where we do not provide products and services. Traditionally, the opportunities to generate significant profit margins under government contracts are limited. This is particularly true with respect to certain government contracts and subcontracts we perform that are subject to cost-allowability and reasonableness limitations that have no counterpart in the private sector. In addition, our business under government contracts may be adversely affected if:

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

We have pursued an acquisition strategy in order to build our business of providing an integrated suite of products and services to participants in the homeland security industry. We have acquired two operating companies to date and have entered into a joint venture with respect to Polimatrix. We intend to continue to pursue the acquisition of companies with products and services that can be integrated with our existing offerings. Our acquisition strategy is important to the success of our business because it supports our strategy of selling a broad platform of integrated offerings for customers who we believe prefer to buy multiple product and service offerings from fewer vendors. However, we may not be able to identify and acquire appropriate target businesses in the future at reasonable prices or at all. Other companies also pursue acquisitions of companies in the critical incident response marketplace and we expect competition for acquisition candidates in our industry to increase, which may mean fewer suitable acquisition opportunities for us, as well as higher acquisition prices. In addition, even if we are successful in acquiring target companies, we may have difficulty integrating the acquired companies’ product and service offerings with our existing offerings and sales channels, which would reduce the benefits to us of the acquisitions and limit the effectiveness of our strategy. If we are unable to successfully pursue our strategy of acquiring complementary businesses, our business, financial condition, and growth prospects could be materially adversely affected.

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

We Will Be Required To Evaluate Our Internal Controls Over Financial Reporting Under Section 404 Of The Sarbanes-Oxley Act Of 2002, Which Could Result In A Loss Of Investor Confidence In Our Financial Reports And Have An Adverse Effect On The Price Of Our Shares Of Common Stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning in this annual report on Form 10-KSB for the year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our year ending December 31, 2008, the report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We have identified certain material weaknesses in our internal controls over financial reporting that we are in the process of addressing. We cannot be certain that we will be able to complete our evaluation of our internal controls, testing and any required remediation in a timely fashion once we become subject to the requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls beginning with our year ending December 31, 2008), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our Common Stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. Penny stocks are stock:

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

We Have Historically Had Severe Working Capital Shortages, Even Following Significant Financing Transactions

Although we raised capital totaling approximately $9,400,000 (net of expenses) during the last two fiscal years we have had working capital shortages in the past, and our consolidated financial statements for the twelve months ended December 31, 2007, indicate that we have a working capital deficit of $12,338,000.

We issued 12% Debentures aggregating $2.75 million in June 2007 (net proceeds of $2.56 million after payment of fees and expenses). In August 2006 and in February 2006, the same investor purchased Debentures aggregating $4 million (net proceeds of $3.585 million after payment of fees and expenses and $4 million (net proceeds of $3.580 million after payment of fees and expenses), respectively.

Based on the amount of capital we have remaining and our current negative cash flow from operations and investing activities, we anticipate that we may continue to incur a working capital deficit unless we are able to substantially increase our revenue or reduce our expenses, thereby generating positive cash flow from operations and (ultimately) operating income. As a result of our recent financing activities, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow throughout our 2008 fiscal year.

We Have Raised Capital And Issued Securities During The Years Ended December 31, 2007, 2006 And 2005, Which Has Resulted (And Will In The Future When Warrant Exercises Or Conversions Occur Result) In Dilution To Our Existing Stockholders; This Was Accomplished To Provide Necessary Working Capital Or Obtain Assets And Services. We Will Likely Issue More Securities To Raise Additional Capital Or To Obtain Other Services Or Assets, Any Of Which May Result In Substantial Additional Dilution

During the course of the last two fiscal years, we have raised capital of approximately $11,750,000 (net proceeds of approximately $10.3 million after payment of fees and expenses) to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of Common Stock, convertible preferred stock and common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors and the exercise of previously issued common stock warrants and stock options. During this same period of time, we issued common stock warrants and shares of Common Stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing stockholders—both as a reduction of their percentage ownership in the Company and because of issuances that will be, when warrants are exercised or debentures are converted, at prices below the market.

The Debentures, Series F Preferred Stock (the “Series F Stock”), the Series G Preferred Stock (the “Series G Stock”), the Series H Convertible Preferred Stock (the “Series H Stock”) and the Series I Convertible Preferred Stock (the “Series I Stock” and collectively with the Series F, G and H Stock, the “Preferred Stock”) have significant restrictions on our ability to raise any additional capital. If we raise additional working capital, we will likely have to issue additional shares of our Common Stock and common stock warrants at prices that may dilute the interests of our existing stockholders.

Accounting Charges Resulting From Our Issuance Of Our Debentures May Lead To Significant Non-Cash Charges Which Would Adversely Impact Future Interest Expense, Net Income And Earnings Per Share And May Also Lead To Future Volatility In Our Financial Statement Components

The issuance of the Debentures has resulted in the classification of certain warrants and the conversion feature embedded in the Debentures as derivative liability instruments (a $7,263,204 current derivative liability at December 31, 2007). We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations. Additionally, we will be required to record significant non-cash interest charges over the life of the Debentures (in addition to interest expense relating to the interest rate borne by the Debentures which will be paid in cash or shares of our Common Stock, at the holder’s option). The combination of these two factors will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

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

Outstanding Preferred Stock , Options And Warrants May Make It Difficult For Us To Obtain Additional Capital On Reasonable Terms

As of December 31, 2007, we had Preferred Stock outstanding that is convertible into 11,611,360 shares of Common Stock. The holders’ rights to convert the Series F Stock and the Series G Stock and associated warrants are, however, subject to certain share issuance limitations. In addition, we had outstanding options and warrants for the purchase of up to 9,660,000 million shares of Common Stock and 2,200,000 million shares of Common Stock, respectively, at exercise prices of between $0.08 and $1.00 per share respectively. If all of the outstanding options, Preferred Stock and common stock warrants were to be converted, they would represent approximately 32.2% of our outstanding common stock on a fully diluted basis. Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our Common Stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our Common Stock, the market overhang of such a large number of warrants, options, and convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

If We Fail To Effect And Maintain Registration Of The Common Stock Issued Or Issuable Pursuant To Conversion Of Our Preferred Stock, Or Certain Of Our Outstanding Common Stock Warrants, We May Be Obligated To Pay The Investors Of Those Securities Liquidated Damages

We have an obligation to file upon request of holders of our preferred stock and obtain the effectiveness of a registration statement which would include certain outstanding Common Stock and Common Stock underlying outstanding Preferred Stock and warrants. Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933. These obligations relates to a requirement to file a new registration for shares issuable pursuant to the (a) Debentures issued in February 2006, certain shares of Common Stock and the Series F Stock and (b) Debentures issued in August 2006 and the related warrants, and to achieve effectiveness of that registration statement. If we are unable to meet these filing obligations (or effectiveness obligations), we would be obligated to pay the holder of these securities liquidated damages for each 30 day period after the applicable date as the case may be. The liquidated damages may be paid in cash or shares of our Common Stock if registered, at the holder’s option. We cannot offer any assurances that we will be able to maintain the required current information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

Item 2. Properties

The Company subleases approximately 2,260 square feet of office space, which serves as its and Polimatrix executive offices, at 1005 North Glebe Road, Suite 550, Arlington, VA 22201 from Defense Holdings, Inc. The sublease is comprised of a one (1) year lease with four one (1) year extensions. Lease payments were $7,209.40 per month through December 31, 2007 and include utilities. Monthly lease payments are $7,386.43 per month in 2008.

We lease approximately 2,500 square feet of office space at 7 West Cross Street, Hawthorne, NY 10532 which serves as Nexus’ administrative offices. On February 29, 2008, Nexus renewed its lease for a three-year period expiring on February 28, 2011. The new lease, which is for approximately 2,000 square feet, has lease payments totaling $2,766 per month in the first year, $2,926 per month in the second year and $3,096 per month in the third year. The new lease payments are inclusive of utilities and taxes.

Item 3. Legal Proceedings

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5. Market For Common Equity, Related Stock Holder Matters and Issuer Purchases Of Equity Securities

Market Information

Our Common Stock is currently traded on the OTC Electronic Bulletin Board under the symbol “HOMS.OB”. The following table sets forth, for the fiscal periods indicated, the high and low closing bid prices of a share of Common Stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Fiscal year 2006 and first and second quarter 2007 prices have been restated to reflect a 1 for 100 reverse split effected by the Company in July 2007. This information was obtained from Bloomberg L.P.

Fiscal Year 2007	High	Low
4th Quarter (October - December, 2007)	$0.135	$0.045
3rd Quarter (July - September, 2007)	$0.130	$0.040
2nd Quarter (April - June, 2007)	$0.120	$0.080
1st Quarter (January - March, 2007)	$0.180	$0.090

Fiscal Year 2006	High	Low
4th Quarter (October - December, 2006)	$1.000	$0.092
3rd Quarter (July - September, 2006)	$0.288	$0.112
2nd Quarter (April - June, 2006)	$0.419	$0.181
1st Quarter (January - March, 2006)	$0.488	$0.137

Holders

As of March 28, 2008, there were approximately 347 holders of record of our Common Stock.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007, concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,900,000	$0.088	300,000	(1)
Equity compensation plans not approved by security holders (2)	2,760,000	$0.141	-
Total	9,660,000	$0.103	300,000

(1)	Available for issuance pursuant to the Company’s 2005 Stock Option Plan (the “2005 Plan”)

(2)	Includes non-qualified options to purchase Common Stock issued to each of our non-employee directors and one consultant.

Recent Sales Of Unregistered Securities

During the year ended December 31, 2007, we made the following issuances of our securities that were not registered under the Securities Act:

On June 1, 2007, we entered into a Securities Purchase Agreement with Yorkville Advisors (“YA”) pursuant to which we sold secured convertible debentures (the “2007 A Debentures”) in the amount of $2,750,000. The 2007 A Debentures are convertible into Common Stock at a conversion price equal to the lesser of (1) $0.40 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The 2007 A Debentures bear interest at 12% per annum and the maturity date is June 1, 2010. The issuance and sale of the 2007 A Debentures is intended to be exempt from registration by virtue of Section 4(2) of the Securities Act and the provisions of Regulation D thereunder, based on the Company’s belief that the offer and sale of the 2007 A Debentures did not involve a public offering, as the purchaser was an “accredited” investor and no general solicitation was involved in the offering. These 2007 Debentures are no longer outstanding as they have been exchanged for senior secured notes.

On June 1, 2007, in conjunction with the sale of the 2007 A Debentures, the Company agreed to increase the interest rate from 5% to 10% on the two $4,000,000 debentures sold to YA in 2006. These debentures are no longer outstanding as they have been exchanged for the Company’s senior secured notes and shares of the Series H Stock.

On June 1, 2007, in connection with the sale of the 2007 A Debentures, we issued to YA a warrant to purchase 800,000 shares of Common Stock. The warrant has an exercise price equal to $0.15 (subject to certain adjustments as set forth therein) and has a term that expires on May 31, 2012. This issuance was made in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

On September 28, 2007, 204,830 shares of our Series G Stock were converted into 921,735 shares of our Common Stock. Under the Series G Stock Agreement with YA, each share of Series G Stock converted into 4.5 shares of our Common Stock.

On October 3, 2007, 437,090 shares of our Series G Stock were converted into 1,966,905 shares of our Common Stock. Under the Series G Stock Agreement with YA, each share of Series G Convertible Preferred Stock converted into 4.5 shares of our Common Stock.

On November 9, 2007, $96,814 of our convertible debentures were converted into 2,151,422 shares of our Common Stock at an average conversion price of $0.045. These transactions were exempt from registration under Section 4(2) of the Securities Act.

On November 12, 2007, $90,000 of our convertible debentures were converted into 1,969,365 shares of our Common Stock at an average conversion price of $0.0457. These transactions were exempt from registration under Section 4(2) of the Securities Act.

Item 6. Management’s Discussion And Analysis Of Financial Condition and Results Of Operations

The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing. Statements in this Management’s Discussion and Analysis or Plan of Operation and elsewhere in this annual report that are not statements of historical or current fact constitute “forward-looking statements.”

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

The Company is seeking to build consolidated enterprises through the acquisition and integration of multiple businesses in the homeland security industry. We seek to create long-term shareholder value by taking controlling interests in companies that provide homeland security products and services and helping them develop through superior operations, management and acquisitions. Our value creation strategy is designed to foster significant growth at our platform companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge. We target emerging companies in fragmented sectors of the homeland security industry. These target companies are generating revenues from promising security products and services but face challenges in scaling their businesses to capitalize on opportunities in the homeland security industry.

As part of the Company's new business strategy, the Company acquired a majority interest in Nexus on February 8, 2006, through the purchase of $3.4 million in preferred stock of Nexus. Nexus is a mid-Atlantic security integrator for the corporate and governmental security markets. Based in Hawthorne, New York, Nexus' subsidiary, CSS, began operations in 2004. Nexus specializes in non-proprietary integrated security solutions, including access control, alarm, video, communication, perimeter protection and bomb and metal detection security systems.

The Company acquired a majority interest in SHC on August 22, 2006 through the purchase of $3 million of preferred stock in SHC. SHC manufactures, designs and supports RFID security and access control devices for the commercial and governmental security markets. Based in Milwaukee, Wisconsin, SHC and its subsidiaries specialize in proprietary and non-proprietary RFID products, including access control, asset tracking and the integration of multiple disciplines of electronic security and environmental and operational systems. On August 30, 2007, the Company sold its preferred stock in SHC to Vuance (see Note 7 to the Consolidated Financial Statements).

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

The following analysis of the results of operations compares the results of operations from the year ended December 31, 2007 with the year ended December 31, 2006. The following information should be read in conjunction with the consolidated audited financial statements of the Company and the notes thereto appearing elsewhere in this annual report. Statements in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this annual report that are not statements of historical or current fact constitute "forward-looking statements."

Results Of Operations

Fiscal Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenues

For the fiscal year ended December 31, 2007, the Company had sales of $12,628,183 consisting of fees earned on security systems installation, integration contracts and product sales as compared to sales of $6,963,939 for the fiscal year ended December 31, 2006. The increase in sales of $5,664,244, or 81%, is due to the increase in sales at our Nexus subsidiary of $5,414,511 and initial product sales of $249,733 in our PMX subsidiary.

Cost of goods sold

For the fiscal year ended December 31, 2007, cost of sales was $9,592,926 compared to $5,212,893 for the fiscal year ended December 31, 2006. The cost of sales consisted of materials, labor and other costs incurred by the Company and associated with security systems installation, integration contracts and product sales. The increase in cost of sales is due to the growth of revenues in our subsidiaries.

Operating expenses

Operating expenses for the year ended December 31, 2007 were $4,919,153 compared to $4,732,134 for the year ended December 31, 2006. The increase of $187,019, or 4%, in operating expenses is primarily due to increases in insurance and facility costs of $214,672; professional services of $147,967; other operating costs of $71,040; and depreciation of fixed assets of $19,340, offset by decreases in administrative costs of $121,529; personnel costs of $117,431; marketing costs of $25,847; and travel costs of $1,193.

Other income and expense

The Company had net other expense of $2,702,103 for the year ended December 31, 2007 compared to $2,062,757 for the year ended December 31, 2006 for an increase in net expenses of $639,346, or 31%. Other income and expense consisted of an increase in amortization of debt discount expense of $1,109,208; an increase in interest expense of $684,298; an increase in the amortization of debt offering costs of $194,321; and a decrease in income from settlement of debt of $85,244, offset by an increase in the derivative liability valuation of $1,419,210 and other income of $14,515.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss from continuing operations of $4,585,999 and an overall net loss of $2,951,266 including a net gain on discontinued operations of $1,634,733 for the year ended December 31, 2007 compared to a net loss from continuing operations of $5,043,845 and an overall net loss of $6,489,757 including a loss from discontinued operation of $1,445,912 for the year ended December 31, 2006. The decrease in net loss from continuing operations was $457,846, or 9%, and the decrease in overall loss was $3,538,491, or 55%.

Liquidity And Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $57,521 at December 31, 2007 and $1,214,183 at December 31, 2006. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash flow to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions (see Note 27 to the Consolidated Audited Financial Statements).

The Company entered into a Securities Purchase Agreement with YA, dated as of February 6, 2006, which provided for the purchase by YA of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. These 2006A Debentures were exchanged for shares of the Company’s Series H Preferred Stock on March 14, 2008.

On February 6, 2006, the Company entered into an Investment Agreement with YA, pursuant to which the Company exchanged with YA 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 4,500,000 shares of the Company's Common Stock owned by YA. The Series G Preferred Stock is senior to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Shares has a liquidation preference of $0.10 plus any accrued and unpaid dividends. The holders of Series G Preferred Stock are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville Advisors Management, LLC in connection with the transaction.

On August 21, 2006, the Company entered into a Securities Purchase Agreement with YA, which provided for the purchase by YA of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 B Debenture shall be equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. When originally issued the 2006 B Debenture’s interest rate was 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 B Debenture. If the Common Stock is trading below the conversion price at the date of a redemption notice, the Company will pay an amount equal to the principal amount being redeemed plus a redemption premium equal to twenty percent of the amounts redeemed and accrued interest. Pursuant to a Security Agreement between the Company and YA, the Company's obligations under the 2006 B Debenture are secured by a pledge of all of its assets. On June 1, 2007, in connection with, the 2007 A Debenture, the Company agreed to raise the interest rate on both the 2006 A and the 2006 B Debentures to 10% per annum and to modifying the registration rights associated with these debentures to require the Company to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the debenture only upon the demand by YA of such filing and waiving any penalty due for the failure to register the shares of Common Stock through the date of the Agreement. The 2006 B Debenture was exchanged for the Company’s secured senior notes on March 14, 2008.

In connection with the August 21, 2006 Securities Purchase Agreement, the Company issued a warrant to YA for 1,000,000 shares of the Company’s Common Stock (the “2006 B Warrant”). The 2006 B Warrant has an exercise price equal to $1.00, which may be adjusted under the terms of the 2006 B Warrant and has a term of five years from the date of issuance on August 21, 2006. The Company entered into a Registration Rights Agreement with YA pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon the exercise of the 2006 B Warrant.

On June 1, 2007, the Company entered into a Securities Purchase Agreement (“June 2007 Purchase Agreement”) with YA, which provided for the purchase by YA of a secured Convertible Debenture, the 2007 A Debenture, in the amount of $2,750,000 and an interest rate of 12%, which debenture is convertible into the Company’s Common Stock. The 2007 Debentures were exchanged for the Company’s secured senior notes on March 14, 2008.

In connection with the June 1, 2007 Securities Purchase Agreement, the Company issued a warrant to YA for 800,000 shares of the Company’s Common Stock (the “2007 A Warrant”). The 2007 A Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the 2007 A Warrant and has a term of five years from the date of issuance on June 1, 2007. The Company entered into a Registration Rights Agreement with YA pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon the exercise of the 2007 A Warrant.

During the year ended December 31, 2007, we had a net decrease in cash of $1,156,662. Our sources and uses of funds were as follows:

Cash Flows From Operating Activities

We used net cash of $3,286,870 in our operating activities during the year ended December 31, 2007. Our net cash provided by operating activities resulted primarily from the amortization of debt discount and debt offering costs of $2,799,123, stock issued for payment of expenses of $352,056, equity valuation of subsidiaries of $582,470, depreciation and amortization of $71,480, and changes in the operation assets and liabilities of $580,821. Cash was used by the Company's net loss of $2,951,266 for the year ended December 31, 2007, settlement of debt income of $6,024, a reduction in the valuation reserve for accounts receivable of $57,407, and the valuation change in the derivative liability of $1,000,193 and the gain on sale of our discontinued operations of $3,657,930.

Cash Flows From Investing Activities

We provided net cash of $141,480 in our investing activities during the year ended December 31, 2007, consisting primarily of $743,142 in investing activities of discontinued operations and disposal of fixed assets of $17,144. Cash was used in purchases of fixed assets in the amount of $114,307, and the funding of $504,499 in notes receivable from a related party.

Cash Flows From Financing Activities

We provided cash of $1,988,728 from financing activities during the year ended December 31, 2007, consisting of $2,750,000 in proceeds from convertible debentures issued less $190,000 in costs associated with the issuance of those debentures, and proceeds of $514,277 from operating notes. We used cash in payments on notes payable of $474,402 and in financing activities from discontinued operations of $611,147.

As of December 31, 2007, we had a deficit in net working capital of $12,338,458.

Subsequent Events

Acquisition of Safety & Ecology Holdings Corporation. On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety”), HSCC Acquisition Corp. (“MergerSub”) and certain persons named therein. The transactions contemplated by the Merger Agreement closed on March 17, 2008.

Pursuant to the Merger Agreement, the Company purchased 10,550,000 shares of Safety Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $10,550,000. Each Preferred Share will accrue dividends cumulatively at the rate of eight percent (8%) per annum and is convertible into one (1) share of the Safety common stock at any time by the Company, subject to adjustment for stock dividends, stock splits, and similar events. Each Preferred Share will be entitled to one vote as if converted into Safety common stock. The holders of the outstanding Preferred Shares, as a class, so long as they maintain voting control of Safety, will have the right to designate a majority of the board of directors of Safety. Each Preferred Share will have a liquidation preference of $1.00 per share plus any accrued and unpaid dividends.

Pursuant to the Merger Agreement, MergerSub was merged with and into Safety (the "Merger"), with Safety surviving the Merger. In exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) initially received: (1) an aggregate of 550,000 shares of Company Series I Convertible Preferred Stock (“Series I Stock”) with an initial value of $3,300,000, (2) warrants to purchase up to 22,000,000 shares of the Company common stock (the “Warrants”), (3) unsecured promissory notes of Safety in an aggregate principal amount of $2,000,000 (the “Notes”) and (4) $3,900,000 in cash (collectively, the “Merger Consideration”). Pursuant to the Merger Agreement, this Merger Consideration received by the Shareholders may be: (1) reduced based on Safety’s stockholders’ equity (as determined at closing) and (2) reduced or increased based on Safety’s working capital (as determined at closing). In addition, in the future, the Shareholders may receive up to an aggregate of $6,000,000 in Company common stock if certain performance criteria are achieved by Safety in 2008 and 2009. The Series I Stock and Warrants will be held is escrow for twelve months to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement.

Also pursuant to the Merger Agreement, (1) $6,650,000 in existing indebtedness of Safety was paid off, (2) $2,000,000 in Safety preferred stock was redeemed and (3) $2,400,000 of existing indebtedness of Safety was permitted to remain outstanding.

On March 17, 2008, the Company amended its Certificate of Incorporation to designate 550,000 shares of its authorized preferred stock as Series I Convertible Preferred Stock. Each share of Series I Stock accrues a dividend of 12% per annum. The Series I Stock ranks pari passu with the Company’s Series H Convertible Preferred Stock and senior to all other series of the Company’s preferred stock and the Company common stock. The holder of the Series I Stock may convert the accrued dividends into Company common stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the Company. Each share of Series I Stock is convertible into 200 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $6.00 per share.

The Warrants have an exercise price equal to $0.03, which may be adjusted under the terms of the Warrants, and has a term of five years from the date of issuance on March 17, 2008. The Notes accrue interest at a rate of 6% per annum and are subordinate to the existing indebtedness of Safety. Immediately following the Merger, the Company controlled 100% of the voting power of Safety.

Additional Financing. On March 14, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with YA, which provides for the transactions set forth below.

Pursuant to the Purchase Agreement, the Company has authorized the designation of its Series H Convertible Preferred Stock, par value $.01 per share (the "Series H Stock") consisting of 10,000 Shares of Series H Stock, which are convertible into shares of the Common Stock, in accordance with the terms of the Certificate of Designations of the Series H Convertible Preferred Stock of the Company (the "Certificate of Designation").

Pursuant to the Purchase Agreement, the Company sold to YA (1) $6,310,000 of secured notes (the “New Notes”) for a purchase price of $6,310,000, (2) 6,190 Shares of Series H Stock (the “New Preferred Shares”) for a purchase price of $6,190,000, and (3) a warrant (the “Warrant”) to be initially exercisable to acquire 83,333,333 shares of Common Stock (the “Warrant Shares”).

The Company and YA are parties to:

(1) a Securities Purchase Agreement, dated as of February 6, 2006, (“February 2006 Purchase Agreement”), pursuant to which, among other things, YA purchased from the Company an aggregate original principal amount of $4,000,000 of senior secured convertible debentures (the “February 2006 Debentures”), which had an outstanding principal balance at March 17, 2008 of $3,810,000, plus accrued and unpaid interest thereon.

(2) Securities Purchase Agreement, dated as of August 21, 2006 the (“August 2006 Purchase Agreement”), pursuant to which, among other things, YA purchased from the Company an aggregate original principal amount of $4,000,000 of senior secured convertible debentures (the “August 2007 Debentures”), which had an outstanding principal balance at March 17, 2008 of $4,000,000, plus accrued and unpaid interest thereon.

(3) Securities Purchase Agreement, dated as of June 1, 2007 the (“2007 Purchase Agreement”), pursuant to which, among other things, YA purchased from the Company an aggregate original principal amount of $2,750,000 of senior secured convertible debentures (the “2007 Debentures”), which are convertible into shares of Common Stock in accordance with the terms thereof, and which as of the date hereof has an outstanding principal balance at March 17, 2008 of $2,750,000, plus accrued and unpaid interest thereon.

Pursuant to the Purchase Agreement, YA also exchanged (1) its February 2006 Debentures (but not accrued and unpaid interest thereon) in the amount of $3,810,000 for 3,810 Shares of Series H Stock (the “Exchanged Preferred Shares” and collectively along with the New Preferred Shares, the “Preferred Shares”); and (2) its August 2006 Debentures and the 2007 Debentures (but not accrued and unpaid interest thereon) for an aggregate original principal amount of $6,750,000 of senior secured notes in (the “Exchanged Notes” and collectively along with the New Notes, the “Notes”).

Each share of Series H Stock accrues a dividend of 12% per annum. The holder of the Shares of Series H Stock (a “Series H Holder”) may convert the accrued dividends into Common Stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the company. The Series H Stock will rank pari passu with the Company’s Series I Convertible Preferred Stock and senior to all other series of the Company’s preferred stock and the Common Stock. Each share of Series H Stock is convertible into 33,334 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $1,000 per share. Each share of Series H Stock may be voted on as-converted basis with the Common Stock but in no instance will the voting power of a Series H Holder with respect to its Series H Stock (when aggregated with all other Common Stock beneficially owned by he, she or it) be permitted to exceed 9.9% of the shares permitted to vote at a meeting of the Company’s stockholders. In addition, Series H Holders are restricted from conversions of the Series H Stock that will result in it beneficially owning more than 9.99% of the outstanding Common Stock following such conversion.

The Notes accrue interest at a rate of 13% per annum and have a maturity date of March 13, 2010. The obligations of the Company pursuant to the Purchase Agreement and the Note have been guaranteed by Celerity Systems, Inc. (“Celerity”), Nexus Technologies Group, Inc. and Homeland Security Advisory Services, Inc. (“HSAS”) pursuant to a Guaranty. The Notes are secured by the assets of the Company, Celerity and HSAS.

In connection with the Securities Purchase Agreement, the Company issued to YA the Warrant to purchase up to 83,333,333 shares of Common Stock. The Warrant has an exercise price equal to $0.03, which may be adjusted under the terms of the warrant, and has a term of five years from the date of issuance on March 14, 2008. In addition, the holder of the Warrant is restricted from exercises of the Warrant that will result in it then beneficially owning more than 9.99% of the outstanding Common Stock following such exercise.

The Company also entered into a Registration Rights Agreement with the YA pursuant to which the Company is obligated, upon request of YA (or its successors and assigns), to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series H Stock and exercise of the Warrant.

In connection with the transactions pursuant to the Purchase Agreement, an affiliate of YA will receive a monitoring fee of $800,000 in the aggregate for its monitoring and managing the YA investment. In addition, such affiliate will receive $50,000 for its structuring of the transaction and its due diligence costs.

On March 17, 2008, the Company amended its Certificate of Incorporation to designate 10,000 shares of its authorized preferred stock as Series H Stock.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company began reporting its SBP awards under SFAS No. 123R in December 2005.

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

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe the there is currently any impact in applying the various provisions of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of applying the various provisions of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement-amendments of ARB No. 51 (“FAS 160”).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent company and the interests of the non-controlling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact of applying the various provisions of SFAS 160.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact of applying the various provisions of SFAS 141R.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements entered into by the Company.

Critical Accounting Policies And Estimates

Revenue Recognition – Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion method. PMX recognizes revenue based on the sale of its products and services.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – The carrying amount of items included in working capital approximates fair value because of the short maturity of those instruments. The carrying value of the Company’s debt approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.

Investments in Available-for-Sale Securities – The Company classifies certain investments in securities as available-for-sale. Under this classification securities are reported at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

Debt Offering Costs – Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date, the remaining unamortized cost is expensed.

Investment Valuation – Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as the general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management estimates of the value of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

Income Taxes – Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of the enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

Item 8A(T). Controls And Procedures

Disclosure Controls And Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Our management has evaluated the effectiveness of our internal controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2007, due to certain material weaknesses in internal control over financial reporting.

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

The Company and its auditors believe that our methodology for measuring percent of completed contracts for our Nexus subsidiary could lead to a material misstatement of revenue. We believe that increased coordination between our financial group, our project managers and our engineers in estimating the completion of our projects, along with the appropriate detailed documentation, will eliminate this weakness in the future. We intend to continue to cooperate with our auditors in 2008 to address this or any other material weaknesses that may arise.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8b. Other Information

None.

PART III

Item 9. Directors And Executive Officers

The following sets forth the name, age and positions of our executive officers and directors as of March 28, 2008. Also set forth below is information as to the principal occupation and background for such persons. No family relationships exist between these individuals and they have not been a party to any bankruptcy or receivership proceeding, any criminal proceeding, or been enjoined from participating in any business, including the securities industry or otherwise during the last five years.

Executive Officers And Directors

Our executive officers and directors are as follows:

Name	Age	Position	Period Served

C. Thomas McMillen	55	Chief Executive Officer and Chairman of the Board	August 30, 2005 to Present

Christopher P. Leichtweis	48	President and Director	March 19, 2008 to Present

Michael T. Brigante	53	Vice President of Finance and Chief Financial Officer	July 14, 2006 to Present

Zev E. Kaplan	55	Director	December 30, 2005 to Present

Philip A. McNeill	48	Director	December 30, 2005 to Present

Brian C. Griffin	54	Director	May 16, 2007 to Present

Below are biographies of our executive officers and directors:

C. Thomas McMillen, Chief Executive Officer And Chairman Of The Board

Mr. McMillen has served as the Company’s Chief Executive Officer and Chairman of the Board since August 30, 2005 and served as the Company’s President from August 30, 2005 until March 19, 2008. Mr. McMillen also currently serves as Vice Chairman of Fortress International Group, a mission-critical firm and the successor company to Fortress America Acquisition Corporation, which completed its initial public offering in July 2005. In addition, Mr. McMillen serves as Chairman and Co-Chief Executive Officer of SAAC, a blank check company focused on the homeland security industry that completed its initial public offering in October 2007. In March 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, a merchant bank and one of our stockholders since 2003. Mr. McMillen also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. Mr. McMillen has also been an independent consultant throughout his career. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

Christopher P. Leichtweis, President and Director

Mr. Leichtweis has served as the Company’s President and as a director of the Company since March 19, 2008. Mr. Leichtweis has been serving as chairman and chief executive officer of Safety & Ecology Holdings Corporation (“Safety”) since 1991. Mr. Leichtweis founded Safety in 1991 and over the last decade has grown the Company to its present state of over $50 million in revenue. Prior to founding Safety, he was employed by Bechtel National and Bechtel Environmental, Inc. (various business units) starting in 1985 and was a key contributor to major federal nuclear legacy programs. Mr. Leichtweis earned a B.S. in Engineering Physics from SUNY Brockport in 1983 and received his M.B.A. from the University of Tennessee in December 2003. In addition, he is a Certified Industrial Hygienist by the American Board of Industrial Hygiene. Mr. Leichtweis was nationally recognized as the Southeast United States 2005 Ernst & Young Entrepreneur of the Year award.

Michael T. Brigante, Vice President of Finance And Chief Financial Officer

Mr. Brigante has served as the Company’s Vice President of Finance since July 14, 2006 and the Company’s Chief Financial Officer since May 10, 2007. In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a NASD registered broker dealer, which are both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From December 1999 until December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies, which he founded. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante is a graduate of James Madison University, with a Bachelor of Science degree in Accounting and Economics and is a Certified Public Accountant.

Zev. E. Kaplan, Director

Mr. Kaplan has served as a director of the Company since December 30, 2005. Mr. Kaplan is the founder of a law firm concentrating its practice in the areas of transportation, infrastructure, government relations, business and administrative law. Mr. Kaplan is currently General Counsel to Cash Systems Inc., a publicly traded company in the financial services business, a position he has held since March 2005. From April 1995 to the present, Mr. Kaplan has been General Counsel to the Regional Transportation Commission of Southern Nevada, where he played a key policy role in the start-up of the local transit systems and their facilities. In addition, Mr. Kaplan has had a key role in the planning and financing of numerous major public infrastructure projects in Las Vegas. Prior to starting his law firm, Mr. Kaplan spent 15 years in government service in the following capacities: Senior Deputy District Attorney with the Clark County District Attorney’s Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Kaplan received his J.D. from Southwestern University School of Law and attended Georgetown University for post-graduate legal studies; received an MBA from the University of Nevada, Las Vegas; and received a B.S. from the Smith School of Business at the University of Maryland in 1974.

Philip A. McNeill, Director

Mr. McNeill has served as a director of the Company since December 30, 2005. Mr. McNeill is a Managing Partner and the Chief Investment Officer of SPP Mezzanine Partners, the General Partner of SPP Mezzanine Funding, LP, a position he has held since November 2003. Prior to forming SPP Mezzanine Partners, Mr. McNeill served as Managing Director of Allied Capital Corporation, where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in 1998 until he left Allied Capital in 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the SBIC investment division of M&T Bank, where he was a Vice President of M&T Capital/M&T Bank and an investment professional from 1988 to 1993. Mr. McNeill graduated from Syracuse University in 1981 with a B.S. in Business Administration, with concentrations in Accounting, Finance, and Law & Public Policy. Mr. McNeill earned his MBA from Harvard Business School in 1985.

Brian C. Griffin, Director

Dr. Griffin has served as a director of the Company since May 16, 2007. Dr. Griffin has served since January 2006 as Chairman of the Board of Clean Energy Systems. Dr. Griffin served two terms as Oklahoma’s Secretary of Environment from April 1997 to January 2003. During that time, he chaired and was a member of several committees sponsored by the U.S. Environmental Protection Agency, the U.S. Department of Energy and the Southern States Energy Board. He was also a member of the Biomass & Bio-Energy Research and Development Federal Advisory Committee, which was sponsored by the U.S. Environmental Protection Agency and the U.S. Department of Agriculture. Dr. Griffin also served as a member of the Coal & Advanced Power Systems Committee sponsored by the U.S. Department of Energy and the Southern States Energy Board from January 1999 to January 2003. In addition, he served as the National Chairman of the Interstate Technology and Regulatory Council from March 2001 to October 2003. In April 2003, President Bush appointed him to serve as the Federal Representative to the Southern States Energy Board, a position he still holds. Dr. Griffin received a Bachelor of Arts degree from Harvard University and was selected as a Rhodes Scholar. As a Rhodes Scholar, he attended Oxford University where he received his Master of Jurisprudence degree. He also earned a Juris Doctor degree from University of Oklahoma College of Law and a Master of Laws degree from Southern Methodist University.

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

Committees Of The Board Of Directors

Audit Committee. Zev Kaplan and Phillip McNeill serve as members of the Audit Committee. Both are independent members of the Board and our Board has determined that Mr. McNeill satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B of the rules of the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our company’s consolidated balance sheet, statement of operations and statement of cash flows. The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall quality of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit, to discuss the audited financial statements. The Audit Committee met 3 times in 2007.

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

Compensation Committee. Zev Kaplan, Brian Griffin and Phillip McNeill serve as members of the Compensation Committee. All are independent members of the Board. The Compensation Committee met one time in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of reports filed with the Company, it appears that only one required report under Section 16(a) of the 1934 Act was not filed timely for the fiscal year 2007.

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

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the annual and long-term compensation of our officers for services in all capacities for the fiscal years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Annual Compensation (1)	Total

C. Thomas	2007	$200,000	$100,000	$0	$0	$0	$0	$6,238	$306,238
McMillen, Chairman of the Board and Chief Executive Officer	2006	$191,667	$100,000	$0	$0	$0	$0	$5,526	$297,193

Michael T. Brigante	2007	$178,750	$5,000	$0	$0	$0	$0	$7,270	$191,020
Vice President of Finance and Chief Financial Officer	2006	$73,333	$0	$0	$0	$0	$0	$6,956	$80,289

(1) Reflects Company-paid health insurance.

Long-Term Incentive Plans Awards In Last Fiscal Year

The Company did not grant any long-term incentive plan awards in the fiscal year ended December 31, 2007.

Stock Option Plans

The Company established a stock option plan (the “1995 Plan”) in 1995 to provide additional incentives to its officers and employees. Eligible persons are all employees employed on the date of grant. Management may vary the terms, provisions and exercise price of individual options granted, with both incentive stock options and non-qualified options authorized for grant. In 1995, the Board approved the issuance of up to 89 options to acquire common shares of which 21 were outstanding at December 31, 2002. There were no outstanding options under the 1995 Plan at December 31, 2007.

In 1997, the Company established an additional stock option plan (the “1997 Plan”), under which 100 options to acquire shares of Common Stock were reserved for issuance. There were no options to purchase shares of Common Stock outstanding under the 1997 Plan at December 31, 2007. In 2001, the Company established an additional stock option plan (the “2001 Plan”), under which 5,000 options to acquire shares of Common Stock were reserved for issuance. There were no options to purchase shares of Common Stock outstanding under the 2001 Plan at December 31, 2007.

In 2002, the Company established an additional stock option plan (the “2002 Plan”) under which 100,000 options to acquire shares of Common Stock were reserved for issuance. There were no options to purchase shares of Common Stock outstanding under the 2002 Plan at December 31, 2007.

On August 29, 2005, the Board adopted a stock option plan (the” 2005 Plan”), under which the Company reserved 7,200,000 shares of Common Stock for issuance. Participants eligible under the 2005 Plan are officers and key employees. There were a total of 6,900,000 options outstanding under the 2005 Plan at December 31, 2007.

In connection with his employment by the Company and appointment to the Board on August 29, 2005, Mr. McMillen was previously granted options to purchase 5,800,000 shares of Common Stock (the “McMillen Options”). The McMillen Options vested as follows: (i) options to acquire 1,160,000 shares of Common Stock vested on August 29, 2005, and (ii) options to acquire 1,160,000 additional shares of Common Stock vested at the end of each of the first, second, third and fourth calendar quarters following the initial vesting date.

In connection with his consulting agreement with the Company, on July 5, 2006, Mr. Brigante was granted options to purchase 750,000 shares of Common Stock (the “Brigante Options”). The Brigante Options vested as follows: (i) options to acquire 57,720 shares of Common Stock vested on July 5, 2006, and (ii) options to acquire 57,690 additional shares of Common Stock vested at the end of each of the next twelve (12) calendar quarters following the initial vesting date. In connection to his appointment as Chief Financial Officer, on May 15, 2007, Mr. Brigante was granted options to purchase 519,210 shares of Common Stock (the “Additional Brigante Options”) and the Company cancelled 519,210 unvested options from his July 5, 2006 grant. The Additional Brigante Options vested as follows (i) options to 57,690 additional shares of Common Stock vested on June 30, 2007, and (ii) options to acquire 57,690 additional shares of Common Stock vested at the end of each of the next eight (8) calendar quarters following the initial vesting date.

The Company has also granted options to members of the Board and to a consultant of the Company which are outside the aforementioned stock plans. The exercise price for the stock options granted to the directors and the Consultant were $0.14 and $$0.17, respectively, which represented the closing share price on the date of grant. These options expire 10 years from their grant date. There were 2,760,000 options issued outside of stock plans outstanding at December 31, 2007.

Employment Contracts

On August 29, 2005, the Company and Mr. McMillen entered into the McMillen Employment Agreement whereby the Company hired Mr. McMillen to serve as its Chief Executive Officer and President for a term of two years, and renewable by mutual agreement of the Company and Mr. McMillen. Mr. McMillen’s initial annual salary under this agreement was $120,000 with the possibility of a performance bonus. Pursuant to the McMillen Employment Agreement, Mr. McMillen was awarded options to acquire a total of 5,800,000 shares of Common Stock as described above. Mr. McMillen also received a sign-on bonus of $125,000.

On September 1, 2007, the Company and Mr. McMillen agreed to a two year extension of the McMillen Employment Agreement. Under the terms of the extension Mr. McMillen’s annual salary was increased to $200,000 with the possibility of a performance bonus. Additionally, the base salary shall be increased by twenty thousand dollars ($20,000) or pro rata for every ten million dollars ($10,000,000) or pro rata of equity (“New Equity”) the Company sells during the term of the McMillen Employment Agreement; provided, however, that any equity securities (i) issued to employees or consultants as compensation, (ii) issued in acquisition or merger or (ii) purchased by employees, consultants or directors upon the exercise or conversion of any Company stock option or other security issued for compensatory purposes, shall not be deemed New Equity.

On May 10, 2007, the Company and Mr. Brigante entered into the Brigante Employment Agreement whereby the Company appointed Mr. Brigante to serve as Chief Financial Officer for a term of three years and renewable by mutual agreement of the Company and Mr. Brigante. Mr. Brigante’s initial annual salary under this agreement was $190,000 with the possibility of a performance bonus. Pursuant to the Brigante Employment Agreement, Mr. Brigante was awarded options to acquire a total of 519,210 shares of Common Stock as described above. Mr. Brigante also received a sign-on bonus of $5,000.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($ per share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
C. Thomas McMillen Chief Executive Officer	5,800,000	0	—	$.0.08	8/29/2015	—	—	—	—

Michael T. Brigante Vice President and Chief Financial Officer	230,790	0	-	$0.17	7/10/2016	-	-	-	-
	173,070	346,140	-	$0.12	5/10/2017	-	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Zev E. Kaplan	$20,000	$0	—	$0	$0	$0	$20,000

Philip A. McNeill	$20,000	$0	—	$0	$0	$0	$20,000

Brian C. Griffin	$15,000	$0	720,000	$0	$0	$0	$15,000

(1) Reflects option award in May 2007 granted to Mr. Griffin upon joining the Board.

Director Compensation

Each Director of the Company, except Mr. McMillen, is entitled to receive his $5,000 per scheduled board meeting attended. Each Director of the Company will be reimbursed for reasonable expenses incurred in connection with their service on the Board.

Upon election to the Board of Directors on December 30, 2005, each director except Mr. McMillen, was granted options to purchase 720,000 shares of Common Stock, of which 80,000 vested upon their election to the Board, and the remainder vests in 80,000 increments at the end of each calendar quarter thereafter. At December 31, 2007 each of the director’s option grants are fully vested with the exception of Mr. Rickertsen’s, who left the board in April 2007 and forfeited all his options. The exercise price for the stock options granted upon election was $0.14 per share, which represents the closing share price on the date of the grant. These options expire 10 years from their grant date.

On May 16, 2007, Brian C. Griffin was elected to the Board of Directors and was granted options to purchase 720,000 shares of Common Stock, which vest in 90,000 increments each calendar quarter beginning in June 2007. At December 31, 2007, 270,000 of Mr. Griffin’s options were vested. The exercise price for Mr. Griffin’s stock options was $0.12 per share, which represents the closing share price on the date of the grant. These options expire 10 years from their grant date.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder

Principal Stockholders. The following table sets forth, information with respect of the beneficial ownership as of March 28, 2008, for any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock.

Name and Address	Title of Class	Shares Beneficially Owned		Percent of Class (1)

YA Global Investments, L.P.	Common Stock	5,411,177	(2)	9.9%
101 Hudson St
Jersey City, NJ 07302

(1)
Applicable percentage of ownership is based on 49,246,244 shares of Common Stock outstanding as of March 28, 2008 together with securities convertible or exercisable into shares of Common Stock within 60 days for the stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of March 28, 2008, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Out of these shares, 500,000 shares of Common Stock were acquired as compensation pursuant to a Securities Purchase Agreement, dated February 6, 2006, by and between the Company and YA. YA also holds warrants to purchase 81,166,666, 1,000,000 and 800,000 shares of our Common Stock at a price of $0.03, $1.00 and $0.15 per share, respectively. In addition, YA holds shares of our Series F Preferred Stock convertible into approximately 10,000,000 shares of our Common Stock at $0.10 per share, 358,080 shares of our Series G Preferred Stock convertible into 1,611,360 shares of our Common Stock and 9,675 shares of our Series H Stock convertible into 322,500,000 shares of our Common Stock. YA cannot convert either our debentures, warrants or preferred stock into shares of Common Stock that would cause YA to own more than 9.9% of the issued and outstanding Common Stock. The Series H Stock vote on an as-converted basis but YA Global’s voting power may not exceed 9.9% with respect it its Series H Stock. The Series F Stock and the Series G Stock have no voting rights. The remaining shares of Common Stock beneficially owned by YA were acquired from us through various private placement transactions.

Management. The following table shows the amount of capital stock of the Company beneficially owned by the Company’s directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as of March 28, 2008.

Name and Address	Title of Class	Shares Beneficially Owned		Percent of Class

C. Thomas McMillen	Common Stock	31,300,000	(1)	46.0%

Christopher P. Leichtweis	Common Stock	121,313,523	(2)	71.2%

Michael T. Brigante	Common Stock	461,550	(3)	0.9%

Zev E. Kaplan	Common Stock	720,000	(4)	1.4%

Philip A. McNeill	Common Stock	720,000	(5)	1.4%

Brian C. Griffin	Common Stock	360,000	(6)	0.7%

All Officers and Directors as Group	Common Stock	154,875,073		80.8%

The applicable percentage of beneficial ownership is based on 49,246,244 shares of Common Stock outstanding as of March 28, 2008, together with securities convertible or exercisable into shares of Common Stock within 60 days for each stockholder. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of March 28, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our Common Stock. Unless otherwise indicated, all of the shares are owned directly, and the person has sole voting and dispositive power. Except as otherwise indicated, the business address for each of the following persons is 1005 North Glebe Road, Suite 550, Arlington, Virginia 22201.

(1)
Mr. McMillen owns 12,500,000 shares of Common Stock and 325 shares of Series H Stock which are convertible into 10,833,333 shares of common stock. On August 30, 2005, McMillen was granted option to purchase 5,800,000 shares of Common Stock pursuant to the McMillen Employment Agreement, all of which are currently exercisable. Mr. McMillen also owns warrants to purchase 2,166,667 shares of common stock at $0.03 per share.

(2)
Mr. Leichtweis owns 505,473 shares of Series I Convertible Preferred Stock convertible into 101,094,600 shares of Common Stock. Mr. Leichtweis also owns warrant to purchase 20,218,923 shares of Common Stock.

(3)
Mr. Brigante was granted options, on July 10, 2006, to purchase 750,000 shares of Common Stock, of which 519,210 were cancelled on May 10, 2007 and 230,790 were exercisable on March 28, 2008. On May 10, 2007, Mr. Brigante was separately granted options to purchase 519,210 shares of Common Stock, of which 230,760 were exercisable on March 28, 2008. The balance vests in 57,690 increments at the end of each calendar quarter.

(4)	Mr. Kaplan was granted options to purchase 720,000 shares of Common Stock in December 2005. All of these options were exercisable on March 28, 2008

(5)	Mr. McNeill was granted options to purchase 720,000 shares of Common Stock in December 2005. All of these options were exercisable at March 28, 2008.

(6)
Mr. Griffin was granted options to purchase 720,000 shares of Common Stock in May 2007, of which 360,000 were exercisable on March 28, 2008. The balance vests in 90,000 increments at the end of each calendar quarter.

Item 12. Certain Relationships And Related Transactions

On June 7, 2005, Washington Capital Advisors, a private equity firm owned by McMillen, and Global Defense Corp. executed a lease with Cambridge Associates LLC for our office space located at 4100 North Fairfax Drive, Suite 1150, Arlington, VA 22203-1664. McMillen served as Chairman of the Board and Chief Executive Officer of Global Defense Corp. until July 2005, when he stepped down as CEO. Washington Capital Advisors leased the equipment and provided it and the space to FAAC with a separate sublease arrangement that started July 2005. We moved into this office space on September 1, 2005 and did not pay any rent because of BDC limitations on doing business with affiliates. On March 1, 2006, Global Defense Corp. assigned its interest in the lease to us with Washington Capital Advisor’s approval. On March 1, 2006, HSCC started paying a monthly rent (which includes utilities, furniture and equipment) in the amount of $4,600 to Cambridge Associates LLC. On July 14, 2007, HSCC moved its offices to its present location, in which it has directly subleased the office space.

On June 1, 2007, the Company loaned five hundred thousand dollars ($500,000) to Secure America Acquisition Holdings LLC (“SAAH”) an entity controlled by C. Thomas McMillen, our President and Chief Executive Officer. The loan was for working capital purposes and is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by Mr. McMillen. SAAH is the initial principal stockholder in Secure America Acquisition Corporation (“SAAC”), a blank check company, whose primary purpose is to seek an acquisition or business combination in the homeland security industry, excluding companies whose primary focus is secure data facilities or whose enterprise value is less than $60,000,000. As an additional inducement for granting the loan, the Company received a membership interest in SAAH, which entitles it to receive two hundred fifty thousand (250,000) shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has 24 months to do so.

On October 22, 2007, the Company purchased seventy five thousand (75,000) membership interests in SAAH in the amount of $150,000. These membership interests entitle the Company to receive 75,000 shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has twenty four months to do so.

On October 22, 2007, the Company loaned SAAH $65,000. The unsecured loan was for working capital purposes, is evidenced by a note and is due October 22, 2008, with no prepayment penalties. The loan was repaid on October 29, 2007 in its entirety.

In addition to Mr. McMillen’s control of SAAH, he also serves as co-Chief Executive Officer of SAAC. Mr. McNeill, our Director, is also a director of SAAC and an investor in SAAH. Mr. Griffin, our Director, is a special advisor to SAAC and an investor in SAAH. Mr. Brigante, our Chief Financial Officer, is an investor in SAAH.

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. The SAAC Agreement became effective upon the effectiveness of the SAAC registration statement with the Securities and Exchange Commission. Certain employees of the Company will perform required services pursuant to the SAAC Agreement. The Company has collected $16,694 for the aforementioned services through December 31, 2007.

We believe that each of the above referenced transactions was made on terms no less or more favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions between us and officers, directors, principal stockholders or affiliates, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.

Where You Can Find More Information

Statements contained in this annual report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material, whenever a reference is made in this annual report to any contract or other document of ours, you should refer to the exhibits that are a part of the annual report for a copy of the contract or document.

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
2.1
Agreement and Plan of Merger and Stock Purchase Agreement, dated March 13, 2008, by and among the Company, Safety & Ecology Holdings Corporation, HSCC Acquisition Corp. and certain other persons named therein.
Incorporated by reference as Exhibit 2.1 to Form 8-K filed with the SEC on March 19, 2008

3.1	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 6, 2006

Exhibit No	Description	Location

3.2	Certificate of Designation for the Series G Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 14, 2006

3.3	Bylaws of the Company	Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the SEC on August 13, 1997

3.4	Certificate of Designation of Series C Preferred Stock	Incorporated by reference to the Registration Statement on Form SB-2 filed with the SEC on October 18, 2001

3.5	Certificate of Designation of Series D Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-KSB filed with the SEC on March 27, 2002

3.6	Certificate of Designation of Series E Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-KSB filed with the SEC on March 27, 2002

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 23, 2002	Incorporated by reference as Exhibit 3.6 to Form 10-KSB filed with the SEC on April 15, 2005

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 17, 2002	Incorporated by reference as Exhibit 3.7 to Form 10-KSB filed with the SEC on April 15, 2005

3.9	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2006	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on February 2, 2006

3.10	Certificate of Designation of Series F Convertible Preferred Stock	Incorporated by reference as Exhibit 99.2 to Form 8-K filed with the SEC on October 7, 2005

3.11	Company’s Certificate of Designation for Series H Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on March 19, 2008

3.12	Certificate of Designation for Homeland Security Capital Corporation’s Series I Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the SEC on March 19, 2008

10.1	Securities Purchase Agreement, dated as of March 14, 2008 between the Company and YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2008

10.2	Registration Rights Agreement, dated as of March 14, 2008 between the Company and YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on March 19, 2008

10.3	Employment Agreement by and between C. Thomas McMillen and the Company	Filed herewith

10.4	Indemnification Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on August 31, 2005

10.5	Securities Purchase Agreement dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on October 7, 2005

Exhibit No	Description	Location
10.6	Escrow Agreement, dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.3 to Form 8-K filed with the SEC on October 7, 2005

10.7	2005 Stock Option Plan	Incorporated by reference to Exhibit 10.13 to Form 10-KSB filed with the SEC on April 17, 2006

10.8	Securities Purchase Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on February 14, 2006

10.9	Investor Registration Rights Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on February 14, 2006

10.10	Investment Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on February 14, 2006

10.11	Security Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners, LP.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on February 14, 2006

10.12	Agreement and Plan of Merger, dated February 8, 2006, by and among Nexus Technologies Group, Inc., Corporate Security Solutions, Inc., CSS Acquisitions, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on February 14, 2006

10.13	Series A Convertible Preferred Stock Purchase Agreement, dated February 8, 2006, by and between Homeland Security Capital Corporation and Nexus Technologies Group, Inc.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on February 14, 2006

10.14	Securities Purchase Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the SEC on August 24, 2006

10.15	Investor Registration Rights Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the SEC on August 24, 2006

10.16	Pledge and Security Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on August 24, 2006

10.17	Security Agreement, dated as of March 14, 2008 between the Company, YA Global Investments, L.P. and certain subsidiaries of the Company	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the SEC on March 19, 2008

10.18	Warrant dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.5 to Form 8-K filed with the SEC on August 24, 2006

10.21	Purchase Agreement, dated as of July 3, 2007, between the Company, the other shareholders of Security Holding Corp., and SuperCom, Inc.	Files as Exhibit 10.1 to the Current Report of Form 8-K filed on July 10, 2007

Exhibit No	Description	Location
10.22	Employment Agreement by and between Michael T. Brigante and the Company.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-QSB on May 15, 2007

10.23	Form of Company Warrant, dated March 17, 2008	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the SEC on March 19, 2008

10.24	Form of Company Senior Secured Note, dated as of March 14, 2008 issued to YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the SEC on March 19, 2008

10.25	Guaranty, dated as of March 14, 2008, in favor of YA Global Investments, L.P. from certain subsidiaries of the Company	Incorporated by reference as Exhibit 10.6 to Form 8-K filed with the SEC on March 19, 2008

10.26	Warrant dated as of March 14, 2008 issued to YA Global Investments, L.P.	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the SEC on March 19, 2008

14.1	Code of Business Conduct and Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-KSB filed with the SEC on April 14, 2004

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

Item 14. Principal Accountant Fees And Services

HJ & Associates, LLC audited our financial statements for the years ended December 31, 2007 and 2006.

Audit Fees. During the year ended December 31, 2007, HJ & Associates, LLC billed us an aggregate of $120,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

•	Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2007.

During the year ended December 31, 2006, HJ & Associates, LLC billed us an aggregate of $153,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

•	Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2006.

Audit-Related Fees. During the years ended December 31, 2007 and 2006, HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

Tax Fees. During the years ended December 31, 2007 and 2006, HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

All Other Fees. During the years ended December 31, 2007 and 2006, and HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

All services provided by HJ & Associates, LLC have been pre-approved by the Audit Committee before HJ & Associates, LLC began to perform those services.

No services were rendered by HJ & Associates, LLC pursuant to paragraph (c)(7)(ii)C of Rule 2-01 of Regulation S-X.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement must first be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our audit committee was formed in February 2006, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by HJ & Associates, LLC. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by HJ & Associates, LLC which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law. The audit committee has delegated to the chair of the audit committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by HJ & Associates.

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

HOMELAND SECURITY CAPITAL CORPORATION

/s/ C. Thomas McMillen
C. Thomas McMillen	Chief Executive Officer	March 31, 2008

/s/ Michael T. Brigante	Vice President and Chief Financial Officer	March 31, 2008
Michael T. Brigante

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen	Chief Executive Officer	March 31, 2008
C. Thomas McMillen	and Chairman of the Board
(Principal Executive Officer)

/s/ Christopher P. Leichtweis	President and Director	March 31, 2008
Christopher P. Leichtweis

/s/ Brian C. Griffin	Director	March 31, 2008
Brian C. Griffin

/s/ Zev E. Kaplan	Director	March 31, 2008
Zev E. Kaplan

/s/ Philip A. McNeill	Director	March 31, 2008
Philip A. McNeill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Homeland Security Capital Corporation
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the two years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Homeland Security Capital Corporation’s and its Subsidiaries’ internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2008

B-i

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2007

Assets
Cash	$57,521
Accounts receivable - net	3,993,723
Cost in excess of billings on uncompleted contracts	538,540
Other current assets	101,611
Total current assets	4,691,395
Fixed assets, net	269,255
Deferred financing costs - net	733,626
Notes receivable (related party)	504,499
Assets available for sale	3,248,571
Other non-current assets	150,000
Total assets	$9,597,346

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,639,721
Derivative liability	7,263,204
Current portion of long term debt	6,325,206
Accrued interest	656,837
Billings in excess of costs on uncompleted contracts	144,885
Total current liabilities	17,029,853
Long term debt
Convertible debentures - related party, net of $4,310,299 discount	6,252,887
Installment obligations	207,007
Total long term debt	6,459,894
Less: Current portion	(6,325,206)
Long term debt	134,688
Total liabilities	17,164,541
Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 3,000,000 shares authorized
Preferred stock Series F - 1,000,000 shares issued and outstanding	100,000
Preferred stock Series G - 358,080 shares issued and outstanding	35,808
Common stock, $0.001 par value, 200,000,000 shares authorized, 48,764,677 issued and outstanding	48,765
Additional paid-in capital	47,799,790
Accumulated deficit	(55,219,082)
Accumulated other comprehensive loss	(332,476)
Total stockholders' equity (deficit)	(7,567,195)
Total liabilities and stockholders' equity (deficit)	$9,597,346

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006

	2007	2006
Sales	$12,628,183	$6,963,939
Cost of sales
Materials	7,657,495	3,436,706
Labor	1,935,431	1,776,187
Total cost of sales	9,592,926	5,212,893
Gross profit on sales	3,035,257	1,751,046
Operating expenses
Marketing	28,499	54,346
Personnel	3,037,205	3,154,636
Insurance and facility costs	352,796	138,124
Travel and transportation	352,994	354,187
Other operating costs	114,160	43,120
Depreciation and amortization	71,480	52,140
Professional services	698,616	550,649
Administrative costs	263,403	384,932
Total operating expenses	4,919,153	4,732,134
Operating loss	(1,883,896)	(2,981,088)
Other income (expense)
Interest expense	(954,846)	(270,548)
Amortization of debt discounts	(2,382,601)	(1,273,393)
Amortization of debt offering costs	(416,522)	(222,201)
Adjustment of fair value of derivative liability	1,000,193	(419,017)
Settlement of debt	6,024	91,268
Other income (expense)	45,649	31,134
Total other income (expense)	(2,702,103)	(2,062,757)
Loss from continuing operations	(4,585,999)	(5,043,845)
Income (loss) from discontinued operations
Loss from discontinued operations	(2,023,197)	(1,445,912)
Gain from sale of operating segment	3,657,930	-
Income (loss) from discontinued operations	1,634,733	(1,445,912)
Net loss attributable to common stockholders	$(2,951,266)	$(6,489,757)
Income (loss) per common share
Loss per share from continuing operations	$(0.11)	$(0.12)
Income (loss) per share from discontinued operations	0.04	(0.04)
Net loss per common share attributable to common stockholders	$(0.07)	$(0.16)
Weighted average shares outstanding	43,043,114	41,764,674

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(2,951,266)	$(6,489,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of operating segment	(3,657,930)	-
Settlement of debt	(6,024)	(91,268)
Stock issued for payment of expenses	352,056	519,550
Depreciation and amortization	71,480	112,048
Valuation reserve for accounts receivable	(57,407)	309,988
Equity valuation in subsidiaries	582,470	-
Amortization of debt discount	2,382,601	1,273,393
Amortization of debt offering costs	416,522	222,201
Valuation losses for changes in derivative liability	(1,000,193)	419,017
Changes in operating assets and liabilities:
Accounts Receivable	(120,888)	(4,041,554)
Net assets of discontinued operations	476,741	(2,071,285)
Costs in excess of billings on uncompleted contracts	(272,568)	(265,972)
Other assets	(137,430)	478,422
Accounts payable	352,269	2,869,557
Billings in excess of costs on uncompleted contracts	(356,196)	501,081
Other liabilities	638,893	164,537
Net cash used in operating activities	(3,286,870)	(6,090,042)
Cash flows from investing activities:
Disposal of fixed assets	17,144	-
Purchase of fixed assets	(114,307)	(57,263)
Increase in notes receivable - related party	(504,499)	-
Purchase of subsidiary	-	(500,000)
Investing activity from discontinued operations	743,142	-
Net cash provided by (used in) investing activities	141,480	(557,263)
Cash flows from financing activities:
Proceeds from convertible debentures - related party	2,750,000	8,000,000
Cost of convertible debentures - related party	(190,000)	(1,089,863)
Proceeds from notes payable	514,277	-
Payments on notes payable	(474,402)	(142,710)
Financing activity from discontinued operations	(611,147)	-
Net cash provided by financing activities	1,988,728	6,767,427
Net increase (decrease) in cash	(1,156,662)	120,122
Cash, beginning of period	1,214,183	1,094,061
Cash, end of period	$57,521	$1,214,183
Cash paid for:
Interest	$345,620	$115,674
Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2007 and 2006

				Additional		Accumulated Other	Total
	Preferred	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance, December 31, 2005	$100,000	43,977,285	$43,977	$46,176,302	$(45,778,059)	$-	$542,220
Issuance of preferred stock
Series G	100,000			710,000			810,000
Exchanged for common stock		(4,500,000)	(4,500)	(805,500)			(810,000)
Conversion of debentures to common stock		1,777,965	1,778	254,624			256,402
Value of vested stock options				387,010			387,010
Value of vested warrants				42,540			42,540
Issuance of common stock for fees		500,000	500	89,500			90,000
Net loss					(6,489,757)		(6,489,757)
Balance, December 31, 2006	200,000	41,755,250	41,755	46,854,476	(52,267,816)	-	(5,171,585)
Conversion of debentures to common stock		4,120,787	4,121	531,955			536,076
Conversion of preferred stock - Series G	(64,192)	2,888,640	2,889	61,303			-
Value of vested stock options				352,056			352,056
Net loss in value of assets available for sale						(332,476)	(332,476)
Net loss					(2,951,266)		(2,951,266)
Balance, December 31, 2007	$135,808	48,764,677	$48,765	$47,799,790	$(55,219,082)	$(332,476)	$(7,567,195)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is a consolidator in the fragmented homeland security industry. The Company is focused on creating long-term value by taking controlling interest in and developing its subsidiary companies through superior operations and management. We intend to operate businesses that provide homeland security products and services solutions, growing organically and by acquisitions. The Company is targeting emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities.

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

As a BDC, the Company had three investments. First, the Company entered into a business development agreement with Sagamore Holdings, Inc. ("Sagamore") and received 7,500,000 shares of Sagamore common stock as consideration for its agreement to provide future services regarding capital formation and management advice. These shares have no value. Second, the Company had direct investments in two companies, the first being in a wholly-owned subsidiary named Celerity Systems, Inc., a Nevada corporation ("Celerity-Nevada"), and the other a minority interest in Yorkville Advisors Management, LLC ("Yorkville"). In the fourth quarter of 2004, Celerity-Nevada was closed and the business and related assets sold. Yorkville returned the Company’s investment in Yorkville to the Company as a liquidating distribution.

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

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) as a new subsidiary and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously with its formation, Nexus acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”), a Pennsylvania corporation doing business as Nexus Technologies Group. Nexus, through CSS, which was organized in 2004, provides integrated security systems for the corporate and governmental security markets, through engineering, design and installation of open-ended technologically advanced applications. CSS currently has a strong presence in the Mid-Atlantic region with a focus on the New York City market.

On August 21, 2006, the Company organized Security Holding Corp. (“SHC”) and purchased $3,000,000 of SHC’s convertible preferred stock. Simultaneously with its formation SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”). SHEI owned 100% of the outstanding equity of three subsidiaries. SHEI merged with SHC, with SHC remaining as the surviving corporate entity. SHC, through its subsidiaries, has been involved in RFID technology, enterprise security software systems, access control devices and secure internet portals. In August 2006, SHC acquired the assets of Compass Technologies, Inc. for $500,000 in cash. As further described in Note 7, the Company has sold its ownership interest in SHC and discontinued operations in the RFID, access control and security software components of the business.

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

The Company owns a majority of the outstanding capital stock of its subsidiaries, controls each of the subsidiary boards of directors and provides extensive advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

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

Revenue Recognition - Nexus is involved in system design and recognizes revenue using the percentage completion method of accounting for long-term contracts. Percentage of completion is based on comparing actual costs expended, measured against managements estimate of the cost to complete a project. Revenue from service contracts lasting for up to one year are recognized when earned. Cash payments in advance are recorded as deferred revenue, which is reduced as it is earned. Polimatrix is involved in product sales and recognizes revenue when products are shipped to the customers. Accounts receivable are reviewed and valued periodically by management and a reserve is established for accounts that may not be collectable. Bad debts are recognized when the account becomes worthless. At December 31, 2007 the Company has a consolidated bad debt allowance of $130,000.

Cash and Cash Equivalents - Cash and cash equivalents includes short-term investments, such as money markets accounts, which are highly liquid.

Cost in Excess of Billing/Billing in Excess of Cost on Uncompleted Contracts - The Company uses the percentage of completion method in accounting for long-term contracts. Actual invoicing of services and payments for products or labor may differ from management’s estimate of the completeness of a project. The Company adjusts its revenues and/or costs to reflect the projects percent completion based on projected estimates of profitability prior to starting the project. At December 31, 2007, the Company recorded costs in excess of customer billing of $538,540 and billings in excess of costs of $144,885.

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

Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debentures. Should conversion occur prior to the stated maturity date the remaining unamortized cost is expensed. Amortization expense amounted to $416,522 for 2007 and $222,201 for 2006.

The table below reflects the unamortized debt offering at December 31, 2007:

January 1, 2007	$867,662
New debt offering costs	282,486
Amortized with converted debt	(24,286)
Amortization expense	(392,236)

December 31, 2007	$733,626

Investments in Available-for-Sale Securities - The Company classifies certain investments in securities as available-for-sale. Under this classification securities are reported at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

Investment Valuation - The value of investments that have no ready market are recorded at cost. Periodically management makes an assessment as to impairment of the Company’s investment and accordingly adjusts the investment to record the other than temporary change in value.

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

In August 2005, the Company granted, under the 2005 Plan, 5,800,000 options to an officer to purchase 5,800,000 shares of Common Stock of the Company and 2,160,000 options, outside the 2005 Plan, to three directors to purchase 2,160,000 shares of Common Stock of the Company. The Company recorded $219,638 and $389,502 in compensation expense in 2007 and 2006, respectively, relative to these option grants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2006 and 2007 risk-free interest rates of between 4.4% and 4.81%, volatility between 122% and 456% and expected lives of ten years.

Valuation of Options and Warrants - The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of: (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

Recent Accounting Pronouncements -  In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006.  SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.”  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We believe that the adoption of FIN 48 will not have a material impact on our results of operations.

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

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of applying the various provisions of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement-amendments of ARB No. 51 (“FAS 160”).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent company and the interests of the non-controlling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact of applying the various provisions of SFAS 160.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact of applying the various provisions of SFAS 141R.

Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 established a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2007, the Company believes that there has been no impairment of its long-lived assets.

Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. Expenses incurred were $28,499 and $54,346 for the years ended December 31, 2007 and 2006, respectively.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

The Company has had recurring losses since inception of approximately $55,219,000, and continues to suffer cash flow and working capital shortages. As of December 31, 2007, the Company had negative net working capital of approximately $12,338,000. Management believes we will be able to execute our new business plan as our subsidiaries develop their businesses, products and customer base. We believe the Company, as a whole, will be able to access additional funding, if necessary, to continue implementing its strategy of complementary acquisitions, organic growth and building shareholder value.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3. Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets are as follows:

2007
Property and equipment	$411,548
Accumulated depreciation	(142,292)
$269,256

Depreciation expense in 2007 and 2006 was $71,480 and $52,140, respectively.

4. Purchase of Nexus Preferred Shares

On February 8, 2006, the Company organized Nexus as a new subsidiary and entered into a Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with Nexus. Pursuant to the Purchase Agreement, the Company purchased 3,400,000 shares of Nexus Series A Convertible Preferred Stock (the "Nexus Preferred Shares") for an aggregate purchase price of $3,400,000. Simultaneously with its formation, Nexus, through a merger with a wholly-owned acquisition subsidiary, acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”), a Pennsylvania corporation, organized in 2004, doing business as Nexus Technologies Group. Nexus, through its subsidiary, provides integrated security systems for the corporate and governmental security markets. The Company also committed to purchase an additional 6,400,000 Nexus Preferred Shares, in one or more transactions, at a purchase price of $1.00 per share at any time prior to February 8, 2008. The Company has not purchased any additional shares under this agreement and the commitment expired at February 8, 2008.

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

The following is a condensed pro forma statement of operations for the year ended December 31, 2006 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Nexus as though the Company had acquired the Nexus Preferred Shares on January 1, 2006:

			Pro Forma
			Adjustments
	HMSC	Nexus	(Unaudited)	Pro Forma
Sales	$—	$6,963,939	$693,170	$7,657,109
Net loss from continued operations	$(3,920,887)	$(1,122,958)	$(503,807)	$(5,547,652))
Net loss per share	$(0.09)	(0.03)	(0.01)	(0.13))

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Acquisition of CSS

On February 8, 2006, Nexus, a subsidiary of the Company, completed its acquisition of CSS pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), dated February 8, 2006, by and among Nexus, CSS, CSS Acquisition, Inc. and certain other persons named therein. Pursuant to the Merger Agreement, CSS Acquisition, Inc., a wholly owned subsidiary of Nexus, merged with and into CSS (the "Merger") with CSS surviving the Merger. The stockholders of CSS received an aggregate of 3,675,000 shares of Nexus common stock in exchange for all of the issued and outstanding CSS common stock. Of these shares, 3,000,000 are deemed restricted stock and are subject to vesting and performance provisions. Upon the effectiveness of the Merger, the Company maintained control of Nexus with its 82.1% of the voting power of Nexus. In May 2006, based on a reorganization of the Nexus management team, Nexus cancelled all of the restricted stock and 450,000 shares of the non-restricted stock.

6. Purchase of Security Holding Corp. Preferred Shares

On August 21, 2006, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with SHC. On August 22, 2006, pursuant to the Purchase Agreement, the Company purchased 3,000,000 shares of Security Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $3,000,000 (the “Offering”). The Company also committed, subject to certain conditions, to purchase an additional 2,000,000 Preferred Shares, in one or more transactions, at a purchase price of $1.00 per share at any time prior to August 21, 2008. The Company has purchased no additional shares under this agreement.

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

As further described in Note 7, the Company has discontinued the operations of this business segment with the closing of the sale of its SHC subsidiary effective August 29, 2007.

7. Discontinued operations

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

On the August 29, 2007, 692,660 ordinary (common) shares of Vuance were issued to the Company at a price of $5.17 per share. Vuance also repaid all obligations of SHC to the Company under a certain note in the amount of approximately $400,000. The Company agreed to certain lock-up periods during which it will not sell or otherwise dispose of the Vuance ordinary (common) shares.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management has recognized the SHC activity as discontinued operations for the years ended December 31, 2007 and 2006.  The following table reflects selected elements of SHC’s results for the periods ended December 31, 2007 and 2006.

	2007	2006
Revenue	$3,029,306	$1,718,306
Gross Margin	1,279,261	288,546
Operating expenses (includes $483,942 of goodwill impairment write-down for the year ended December 31, 2007, and $0 for the year ended December 31, 2006)	3,300,480	1,707,130
Other Income (Expense)	(1,978)	(27,328)
Net Loss from Discontinued Operations	(2,023,197)	(1,445,912)
Gain on Sale of Operating Segment	3,657,930	—
Income (loss) from Discontinued Operations	1,634,733	(1,445,912)

Net Assets		3,364,844
Net Liabilities		1,728,728

In 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis. Additionally, certain December 31, 2006 balances have been reclassified to conform to the December 31, 2007 financial statement presentation including restatements for the discontinued operations and the minority interests which are now included in the Company’s retained deficit.

8. Entry into Polimatrix (PMX) Joint Venture

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

9. Minority Interest in Secure America Acquisition Corporation

The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), the principal initial stockholder of SAAC, pursuant to a promissory note (the “SAAH Note”). The SAAH Note has a maturity date of May 31, 2011 and bears interest at a rate of 5% per annum. All principal and accrued interest on the SAAH Note is due upon maturity. The obligations of SAAH under the SAAH Note have been guaranteed by C. Thomas McMillen, our President, Chief Executive Officer and Chairman. As consideration for the issuance of the SAAH Note, the Company received 250,000 membership interests in SAAH. On October 22, 2007, the Company purchased 75,000 Class C membership interests in SAAH, through an investment in SAAH in the amount of $150,000. Also, on October 22, 2007, the Company loaned SAAH $65,000. The unsecured loan was for working capital purposes, was evidenced by a note and was due before October 22, 2008 with no prepayment penalties. The loan was repaid on October 29, 2007 in its entirety. Through its membership interests in SAAH, the Company is deemed to beneficially own 2.6% of the outstanding capital stock of SAAC at March 28, 2008 and is entitled to receive 325,000 shares of common stock in SAAC if and when SAAC completes an acquisition or business combination which it has 24 months to consummate.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition to the Company’s ownership in SAAH, Mr. McMillen, our Chief Executive Officer and Chairman beneficially owns 1,309,000 membership interests in SAAH or approximately 55.46%, Mr. Brigante our Chief Financial Officer owns 82,500 membership interests in SAAH or 3.51%, Mr. McNeill, our Director, owns 100,000 membership interests in SAAH or 4.24% and Mr. Griffin, our Director, owns 25,000 membership interests in SAAH or 1.06%.

On June 25, 2007, SAAC filed a registration statement (the “Registration Statement”) with the Securities Exchange Commission relating to an initial public offering (the “Offering”) of 10,000,000 units, each unit comprised of one common share and one warrant to purchase a common share, priced at $8.00/unit. SAAH agreed to purchase, in a private placement that will occur immediately prior to SAAC’s Offering, 2,075,000 warrants at a purchase price of $1.00 per warrant. Each warrant purchased in the private placement entitles the holder to purchase one share of SAAC common stock at a purchase price of $5.25 per share.

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services. The SAAC Agreement became effective on October 23, 2007, the effective date of the Registration Statement as filed with the Securities and Exchange Commission. Certain employees of the Company will perform required services pursuant to the SAAC Agreement.

Notwithstanding the completion of the SAAC IPO, the Company does not value at market prices the shares of common stock in SAAC it is entitled to receive as a result of its membership interests in SAAH Management believes some uncertainty to the successful completion of an acquisition or business combination exists and therefore values its loan to SAAH at the principal amount plus accrued interest and its investment in SAAH at the original investment amount. The Company measures impairment of these amounts on a monthly basis and adjusts the amounts accordingly.

10. Income Taxes

The Company and certain of its subsidiaries file income tax returns in the US and in various state jurisdictions. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years before 2003.

The Internal Revenue Service (IRS) has not notified the Company of any scheduled examination of the Company’s US income tax returns for 2004 through 2006. As of December 31, 2007, the IRS has proposed no adjustments to the Company’s tax positions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

There are no amounts included in the balance at December 31, 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2007, the Company recognized no interest or penalties.

The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31 are as follows:

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2007	2006
Current:
Related party accruals	256,200	175,600
Allowance for doubtful accounts	50,700
Valuation allowance for net current deferred tax assets	(306,900)	(175,600)

Total net current deferred tax asset	$—	$—

Noncurrent:
Net operating loss and research credit carryforwards	$16,493,000	$16,540,000

	16,493,000	16,540,000
Valuation allowance for net noncurrent deferred tax assets	(16,493,000)	(16,540,000)

Total net noncurrent deferred tax asset	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset.

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 39% as a result of the following:

	2007	2006
Computed "expected" tax (benefit)	$(1,015,700)	$(2,531,100)
State income tax (benefit), net of federal income tax benefit	(135,800)	(298,500)

Keyman Insurance	7,100
Beneficial conversion feature expense	—	496,623
Allowance for doubtful accounts	(22,400)	120,895
Compensation from options	137,300	151,905
Amortization debt discount costs		—
and valuation of derivative liability	539,139	163,400
Accrued expenses	201,500	54,700
Meals and entertainment	11,800	7,700
Political contributions	4,700	5,752
Stock for expenses	—	202,625
Contributions	3,400	3,646
Goodwill	—	10,247
Penalties	30,413
Loss of benefit of deferred tax asset	238,548	1,612,107

	$—	$—

At December 31, 2006, the Company had an available net operating loss carryforward of approximately $41,000,000. Increases in 2007, were increased by losses in the Company’s acquired subsidiaries. These deductions create net operating loss carryforwards which in certain circumstances could become limited due to a change in control of the subsidiary. These amounts are available to reduce the Company's future taxable income and expire in the years 2011 through 2027.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Sale of Convertible Debentures (2006 A)

On February 6, 2006, the Company entered into a Securities Purchase Agreement with Yorkville Advisors, LP (“Yorkville”), which provided for the purchase by Yorkville of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 A Debenture shall be equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. Yorkville is entitled to convert the 2006 A Debenture at a conversion price into Common Stock, provided that Yorkville cannot convert into shares of Common Stock that would cause Yorkville to own more than 4.9% of the issued and outstanding Common Stock. The 2006 A Debenture has an interest rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the Common Stock is trading below the conversion price, the Company may redeem the 2006 A Debenture at any time upon the payment of a redemption premium equal to twenty percent of the amounts redeemed.

Pursuant to a Security Agreement between the Company and Yorkville, the Company's obligations under the 2006 A Debenture are secured by a pledge of all of its assets. Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $20,000 in structuring fees and diligence fees, all to Yorkville. Accordingly, the Company received net proceeds of approximately $3,580,000 upon issuance of the Debenture. The Company has also issued to Yorkville 500,000 shares of Common Stock pursuant to this transaction. On November 8 and 12, 2007, Yorkville converted $96,814 and $90,000 of the debentures at a conversion rate of $0.0450 and $0.0457 per share into 2,151,422 and 1,969,365 shares of the Company’s common stock. As a result of the conversion, the Company recognized a write-off of deferred finance charges of $12,586 and $11,700, a reduction of the related debt discount of $32,926 and $29,669 and derivative liability of $172,924 and $176,338.

In connection with the Securities Purchase Agreement, the Company entered into an Investor Registration Rights Agreement with Yorkville pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

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

12. Sale of Convertible Debentures (2006 B)

On August 21, 2006, the Company entered into a Securities Purchase Agreement with Yorkville, which provided for the purchase by Yorkville of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 B Debenture shall be equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. The 2006 B Debenture has an interest at rate of 5% per annum and the principal amount will be payable on the third anniversary of the effective date of the 2006 B Debenture. If the Common Stock is trading below the conversion price at the date of redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to twenty percent of the amounts redeemed and accrued interest. Pursuant to a Security Agreement between the Company and Yorkville, the Company's obligations under the 2006 B Debenture are secured by a pledge of all of its assets.

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

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In connection with the Securities Purchase Agreement, the Company issued a warrant to Yorkville for 1,000,000 of the Company’s Common Stock. The warrant has an exercise price equal to $1.00, which may be adjusted under terms of the warrant, and has a term of five years from the date of issuance on August 21, 2006. The Company also entered into an Investor Registration Rights Agreement with Yorkville pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

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

13. Sale of Convertible Debentures (2007 A)

On June 1, 2007, the Company entered into a Securities Purchase Agreement with Yorkville Capital Partners, LP (“Yorkville”), which provides for the purchase by Yorkville of a secured convertible debenture (the “Debenture”) in the amount of $2,750,000. The Debenture is convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), based on a conversion price which shall be equal to the lesser of (1) $0.40 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The Debenture bears interest at 12% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the closing bid price of the Common Stock is trading below the conversion price at the time of the redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent (10%) of the principal amount being redeemed, and accrued interest. Pursuant to a Security Agreement between the Company and Yorkville and a Pledge and Escrow Agreement between the Company, Yorkville and the escrow agent, issued in connection with the Debenture, the Company's obligations under the Debenture are secured by a pledge of all of its assets. In connection with the sale of the Debenture, the Company also entered into an Agreement with Yorkville (the “Agreement”) increasing the interest rate payable under certain existing convertible debentures issued by the Company to Yorkville in an aggregate amount of $8,000,000 (2006 A and 2006 B Debentures) from 5% to 10% per annum, modifying the registration rights associated with such existing debentures to require the Company to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of the existing debentures only upon demand by Yorkville of such filing and waiving any penalty due for the failure to register the shares through the date of the Agreement.

In connection with the Securities Purchase Agreement, the Company issued a warrant to Yorkville for 800,000 shares of the Company’s Common Stock (the “Warrant”). The Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the Warrant, and has a term of five years from the date of issuance on June 1, 2007. The Company also entered into a Registration Rights Agreement with Yorkville pursuant to which the Company is obligated to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14. Long Term Debt and Convertible Debentures

Long-Term Debt

  The table below reflects the Company’s long-term debt obligations through 2012:

Capitalized lease obligation due through 2011 for the purchase of equipment	$14,432
Capitalized lease obligation due through 2010 for the purchase of vehicles	42,914
Vehicle purchase notes bearing interest at rates from 7.5% to 12.0% with monthly payments aggregating approximately $5,000 through 2011 and collateralized by vehicles with an original cost of $202,990	109,361
Vehicle purchase note bearing interest at a rate of 7.24% collateralized by a vehicle with an original cost of $45,905	40,300

Total	207,007
Less: Current maturities	72,319
Long Term Notes Payable	$134,688

Principal maturities for the next five years are as follows:

2008	$72,319
2009	57,933
2010	51,169
2011	15,574
2012	10,012

Total	$207,007

Convertible Debentures

The Company issued $537,500 aggregate principal amount of 5% convertible debentures in 2004. The debentures have a term of two years and are convertible into the Company's Common Stock, at the option of the holder, at a price equal to $0.001. Since there was substantially no difference in the market value of the stock at the date of the debenture compared to the conversion price, there was no beneficial conversion feature for the convertible debentures. In 2004, $25,000 of the debentures was repaid. In 2005, $10,000 of the debentures was converted into 71,493 shares of Common Stock and $280,000 was repaid leaving $222,500 remaining outstanding at December 31, 2005. In 2006 all of the remaining debentures were converted into 1,777,958 shares of Common Stock.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below reflects the carrying values of the current Debentures of the Company:

	Yorkville 10%	Yorkville 10%	Yorkville 12%	Yorkville	Yorkville
	Debenture	Debenture	Debenture	Warrant	Warrant
	2006 A	2006 B	2007 A	2006 B	2007 A	Total

Face amount	$4,000,000	$4,000,000	$2,750,000	$	$	$10,750,000
Less: Cost of issuance	(520,000)	(569,863)	(282,491)			(1,372,354)
Net proceeds	$3,480,000	$3,430,137	$2,467,509	$	$	$9,377,646

Value of derivative liability at issue date	$3,331,544	$2,298,787	$2,335,962	$154,863	$92,486	$8,213,642
Gain (Loss) of value of derivative	(623,087)	401,915	(193,784)	(121,334)	(64,886)	(601,176)
Converted debt	(349,262)					(349,262)
Value at December 31, 2007	$2,359,195	$2,700,702	$2,142,178	$33,529	$27,600	$7,263,204

Face amount	$4,000,000	$4,000,000	$2,750,000	$	$	$10,750,000
Less debentures converted	(186,814)					(186,814)
Face Amount December 31, 2007	3,813,186	4,000,000	2,750,000			10,563,186
Debt discount	3,331,544	2,298,787	2,335,962			7,966,293
Less amortization of discount	(2,117,501)	(1,021,683)	(454,215)			(3,593,399)

Converted debt	(62,595)					(62,595)
Net debt discount	1,151,448	1,277,104	1,881,747			4,310,299
Net Convertible Debentures	$2,661,738	$2,722,896	$868,253	$	$	$6,252,887

As further described in Note 27 to the financial statements, on March 13, 2008, the Company completed an acquisition and restructuring of the Company’s liabilities and equities and the convertible debentures outlined above are being converted into fixed debt and the Company’s equity. Accordingly, the debentures are classified as current liabilities at December 31, 2007.

15. Series F Preferred Stock

On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to Yorkville,, a related party, pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The preferred stock is convertible into shares of Common Stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to the beneficial conversion feature. As of December 31, 2007, none of the Series F Preferred Stock has been converted into shares of Common Stock.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16. Series G Preferred Stock

On February 6, 2006, the Company entered into an Investment Agreement with Yorkville pursuant to which the Company exchanged with Yorkville 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 4,500,000 shares of the Company's Common Stock owned by Yorkville. Each share of Series G Preferred Shares may be converted, at Yorkville' discretion, into 4.5 shares of the Common Stock. The Series G Preferred Shares are senior in rank to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville in connection with the transaction. During 2007, Yorkville requested conversion of 641,920 shares of the Series G Shares which resulted in the issuance of 2,888,640 shares of the Company’s common stock.

In connection with the Investment Agreement, the Company entered into an Investor Registration Rights Agreement with the Yorkville pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series G Preferred Shares. The Company also filed a Certificate of Designation with the State of Delaware amending its Certificate of Incorporation to include the rights and terms of the Series G Preferred Shares.

17. Stock Options

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

Of the options granted in 2005, 2006 and 2007, options to purchase 1,529,093 shares of Common Stock vested and 521,667 vested options were forfeited during the twelve month period ended December 31, 2007 and the Company recorded $219,638 as compensation expense related to the vesting of these options. During the twelve month period ended December 31, 2006, options to purchase 3,698,933 shares of Common Stock vested and the Company recorded $389,502 as compensation expense related to the vesting of these options.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reflects options outstanding at the beginning of 2006 and 2007; options granted during 2006 and 2007; options exercised during, 2006 and 2007; options forfeited during 2006 and 2007; options outstanding at December 31, 2006 and 2007; and options exercisable at December 31, 2006 and December 31, 2007, along with their weighted average exercise price:

	2007		2006
	Weighted		Weighted
	Average		Average
	Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of Year	9,660,000	$0.098	7,960,000	$0.096
Granted	1,239,210	0.120	1,800,000	0.161
Exercised	—	—	—	—
Forfeited	(1,239,210)	0.140	(100,000)	0.170
Outstanding at end of year	9,660,000	$0.103	9,660,000	$0.098
Options exercisable at year end	8,418,026	$0.100	7,410,600	$0.095

All of the options reflected in the table above have been restated to reflect a 1 for 100 reverse split of the Company’s common stock (See Note 19).

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

18. Common Stock Warrants

During 2007 and 2006, the Company granted 800,000 and 1,400,000 warrants, respectively, to two entities and one consultant. The warrants vested when granted and were issued in connection with our debenture financing, financial advisory services and investor relations consultation. The exercise price of these warrants range from $0.11 to $1.00.

19. Reverse Stock Split

At the Company’s stockholders meeting held on July 10, 2007, the common stockholders approved a resolution to amend the Certificate of Incorporation to effect a combination, or reverse split, of the Company’s Common Stock at a ratio of 1-for-100 and accordingly the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of Delaware which provided that the shares of Common Stock then issued and outstanding will be combined at a ratio of 1-for-100. The reverse split reduced number of authorized shares of Common Stock from 20,000,000,000 to 200,000,000 but did not change the par value of our Common Stock. Except for any changes resulting from the treatment of fractional shares, each stockholder held the same percentage of Common Stock outstanding immediately after the reverse stock split as such stockholder did immediately prior to the reverse stock split. Stockholders holding fractional shares will be entitled to receive cash in the amount of $0.001/share in lieu of their fractional shares. As of December 31, 2007 and December 31, 2006, the accounts of the Company and results of operations and cash flows have been computed giving effect to the reverse stock split.

20. Settlement of Trade Payable and Convertible Debentures

During 2007, the Company settled certain trade payables, convertible debentures and accrued interest in the amount of $6,000. Such settlements resulted in a gain on forgiveness of debt of approximately $6,000.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2006, the Company settled certain trade payables, convertible debentures and accrued interest in the amount of $217,000. Such settlements resulted in a gain on forgiveness of debt of approximately $91,000.

21. Business Segments

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

The following table reflects the Company’s segments at December 31, 2007, excluding the discontinued operations of SHC:

Homeland Security Capital Corporation Consolidated	Holding Company Homeland Security Capital Corporation	Services Company Nexus Technology Group	Products Company Polimatrix, Inc.	Consolidated
Revenues	-	12,378,450	249,733	12,628,183
Gross margin	-	3,026,863	8,394	3,035,257
Operating expenses	1,984,569	2,680,536	254,048	4,919,153
Other expenses - net	2,602,646	99,457	-	2,702,103
Net income/(loss) from continuing operations	(4,587,215)	246,870	(245,654)	(4,585,999)
Current assets	66,572	4,624,610	213	4,691,395
Total assets	4,715,460	4,881,673	213	9,597,346

22. Loss Per Share

The basic loss per share was computed by dividing the net loss applicable to common shareholders by the weighted average common shares outstanding during each period. Potential common equivalent shares of 10,618,026 and 8,802,267 at December 31, 2007 and 2006, respectively, are not included in the computation of per share amounts in the periods as the effect would be anti-dilutive.

23. Cash Flows

Supplemental disclosure of cash flow information for the years ended December 31, 2007 and 2006, are as follows:

	2007	2006
Cash paid during the year for:
Interest	$345,620	$115,674
Taxes	$0	$0

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non Cash Investing and Financing activities include:

Year ended 2007

On June 1, 2007, the Company entered into a Securities Purchase Agreement with Yorkville, which provides for the purchase by Yorkville of a secured convertible debenture (the “Debenture”) in the amount of $2,750,000. The Debenture is convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), based on a conversion price which shall be equal to the lesser of (1) $0.40 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty days preceding conversion. The Debenture bears interest at 12% per annum and the principal amount will be payable on the third anniversary of the effective date of the Debenture. If the closing bid price of the Common Stock is trading below the conversion price at the time of the redemption notice, the Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent (10%) of the principal amount being redeemed, and accrued interest. Pursuant to a Security Agreement between the Company and Yorkville and a Pledge and Escrow Agreement between the Company, Yorkville and the escrow agent, issued in connection with the Debenture, the Company's obligations under the Debenture are secured by a pledge of all of its assets. In connection with the sale of the Debenture, the Company also entered into an Agreement with Yorkville (the “Agreement”) increasing the interest rate payable under certain existing convertible debentures issued by the Company to Yorkville in an aggregate amount of $8,000,000 from 5% to 10% per annum, modifying the registration rights associated with such existing debentures to require the Company to file a registration statement covering the resale of shares of Common Stock issuable upon conversion of the existing debentures only upon demand by Yorkville of such filing and waiving any penalty due for the failure to register the shares through the date of the Agreement.

In connection with the June 1, 2007 Securities Purchase Agreement, the Company issued a warrant to Yorkville for 800,000 shares of the Company’s Common Stock (the “2007 A Warrant”). The 2007 A Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the 2007 A Warrant, and has a term of five years from the date of issuance on June 1, 2007. The Company also entered into a Registration Rights Agreement with the Yorkville pursuant to which the Company is obligated to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Debenture.

Year ended 2006

On February 6, 2006, we entered into an Investment Agreement with Yorkville pursuant to which we exchanged 1,000,000 shares of our Series G Convertible Preferred Stock (the “Series G Stock”) for 4,500,000 shares of our Common Stock held by Yorkville. Each share of Series G Stock is convertible, at the discretion of Yorkville, into 4.5 shares of Common Stock. The holders of the Series G Stock are not entitled to receive any dividends. As of December 31, 2006, none of the Series G Stock had been converted into shares of Common Stock.

On February 6, 2006, we entered into a Securities Purchase Agreement with Yorkville pursuant to which we sold secured convertible debentures (the “2006 A Debentures”) in the amount of $4,000,000. The 2006 A Debentures are convertible into Common Stock at a conversion price equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. The 2006 A Debentures bear interest at 5% per annum and the maturity date is February 6, 2009.

On August 21, 2006, we entered into a Securities Purchase Agreement with Yorkville pursuant to which we sold secured convertible debentures (the “2006 B Debentures”) in the amount of $4,000,000. The August Debentures are convertible into Common Stock at a conversion price equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. The 2006 B Debentures bear interest at 5% per annum and the maturity date is August 21, 2009.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On August 21, 2006, in connection with the sale of the August Debentures, we issued to Yorkville a warrant to purchase 1,000,000 shares of Common Stock. The warrant has an exercise price equal to $1.00 (subject to certain adjustments as set forth therein) and has a term that expires on August 20, 2011.

In December 2006, we issued to our financial advisor warrants to purchase 200,000 of our Common Stock. These warrants have an exercise price of $0.11 per share and have a term of five years from the date of issuance. These warrants were issued as consideration for financial advisory services.

In December 2006, we issued to our investor relations firm warrants to purchase 200,000 of our Common Stock. These warrants have an exercise price of $0.36 per share and have a term of four years from the date of issuance. These warrants were issued as part of the consideration for investor relations services.

In 2006, $222,500 of our convertible debentures were converted into 1,777,958 shares of Common Stock at an average conversion price of $0.13. These transactions were exempt from registration under Section 4(2) of the Securities Act.

24. Commitments and Contingencies

Leases

The Company and its subsidiaries routinely enter into lease agreements for office space used in the normal course of business. Certain leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of our leases require additional payments to reimburse lessor for operating expenses such as real estate taxes, maintenance and utilities. At December 31, 2007 the Company occupied office and warehouse space under two (2) separate leases. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2007:

Operating Leases
2008	$114,173
2009	80,207
2010	36,812
2011	6,192
Thereafter	-

Rent expense for the years ended December 31, 2007 and 2006 was $131,286 and $205,973, respectively.

Our leases have various termination dates between June 2009 and February 2011. We believe that any of our subsidiaries can find suitable office and warehouse accommodations on short notice.

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

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Insurance

The Company and its subsidiaries maintain various insurance policies for product liability, general liability, health, worker’s compensation and automobile insurance, as well as excess umbrella insurance policies. The Company believes that its insurance carriers are highly rated companies and does not believe that it has any financial risk as to insurance.

Litigation

The Company and its subsidiaries do not believe, they are the subject of any litigation.

25. Related Party Transactions

The Company believes that it conducts its related party business on terms no less favorable to us than could have been obtained from unaffiliated third parties. Furthermore, any future transactions or loans between us and officers, directors, principal stockholders or affiliates, and any forgiveness of such loans, will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.

On June 7, 2005, Washington Capital Advisors, a private equity firm owned by C. Thomas McMillen, our CEO, and Global Defense Corp. executed a lease with Cambridge Associates LLC for our then current office space located at 4100 North Fairfax Drive, Suite 1150, Arlington, VA 22203-1664. Mr. McMillen served as Chairman of the Board and Chief Executive Officer of Global Defense Corp. until July 2005, when he stepped down as CEO. Washington Capital Advisors leased the equipment and provided it and the space to Fortress America Acquisition Corporation with a separate sublease arrangement that started July 2005. We moved in the then current office space on September 1, 2005 and did not pay any rent because of the BDC limitations on doing business with affiliates. On March 1, 2006, Global Defense Corp. assigned its interest in the lease to us with Washington Capital Advisors’ approval. On March 1, 2006, the Company started paying a monthly rent (which includes utilities, furniture and equipment) in the amount of $4,600 to Cambridge Associates LLC.

26. Concentration of Customers and Suppliers

Significant Customers

As of December 31, 2007, Greystone Psychiatric Hospital accounted for greater than 10% of our consolidated revenues and consolidated net accounts receivable.

Significant Suppliers

As of December 31, 2007, we did not have a concentration of suppliers in any of our subsidiaries that accounted for greater than 10% of our consolidated revenues or consolidated net accounts receivable.

27. Liquidity and Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred losses which have resulted in a total retained deficit of $55,219,082 at December 31, 2007. In connection with the preparation of our financial statements for the year ended December 31, 2007, we have analyzed our cash needs for fiscal 2008. Based on this analysis, we concluded that our available cash will be sufficient to meet our current working capital, capital expenditure and other cash requirements for fiscal 2008.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

28. Subsequent Events

Acquisition of Safety & Ecology Holdings Corporation. On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety”), HSCC Acquisition Corp. (“MergerSub”) and certain persons named therein. The transactions contemplated by the Merger Agreement closed on March 17, 2008.

Pursuant to the Merger Agreement, the Company purchased 10,550,000 shares of Safety Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $10,550,000. Each Preferred Share will accrue dividends cumulatively at the rate of eight percent (8%) per annum and is convertible into one (1) share of the Safety common stock at any time by the Company, subject to adjustment for stock dividends, stock splits, and similar events. Each Preferred Share will be entitled to one vote as if converted into Safety common stock. The holders of the outstanding Preferred Shares, as a class, so long as they maintain voting control of Safety, will have the right to designate a majority of the board of directors of Safety. Each Preferred Share will have a liquidation preference of $1.00 per share plus any accrued and unpaid dividends.

Pursuant to the Merger Agreement, MergerSub was merged with and into Safety (the "Merger"), with Safety surviving the Merger. In exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) initially received: (1) an aggregate of 550,000 shares of Company Series I Convertible Preferred Stock (“Series I Stock”) with an initial value of $3,300,000, (2) warrants to purchase up to 22,000,000 shares of the Company common stock (the “Warrants”), (3) unsecured promissory notes of Safety in an aggregate principal amount of $2,000,000 (the “Notes”) and (4) $3,900,000 in cash (collectively, the “Merger Consideration”). Pursuant to the Merger Agreement, this Merger Consideration received by the Shareholders may be: (1) reduced based on Safety’s stockholders’ equity (as determined at closing) and (2) reduced or increased based on Safety’s working capital (as determined at closing). In addition, in the future, the Shareholders may receive up to an aggregate of $6,000,000 in Company common stock if certain performance criteria are achieved by Safety in 2008 and 2009. The Series I Stock and Warrants will be held is escrow for twelve months to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement.

Also pursuant to the Merger Agreement, (1) $6,650,000 in existing indebtedness of Safety was paid off, (2) $2,000,000 in Safety preferred stock was redeemed and (3) $2,400,000 of existing indebtedness of Safety was permitted to remain outstanding.

On March 17, 2008, the Company amended its Certificate of Incorporation to designate 550,000 shares of its authorized preferred stock as Series I Convertible Preferred Stock. Each share of Series I Stock accrues a dividend of 12% per annum. The Series I Stock ranks pari passu with the Company’s Series H Convertible Preferred Stock and senior to all other series of the Company’s preferred stock and the Company common stock. The holder of the Series I Stock may convert the accrued dividends into Company common stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the Company. Each share of Series I Stock is convertible into 200 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $6.00 per share.

The Warrants have an exercise price equal to $0.03, which may be adjusted under the terms of the Warrants, and have a term of five years from the date of issuance on March 17, 2008. The Notes accrue interest at a rate of 6% per annum and are subordinate to the existing indebtedness of Safety. Immediately following the Merger, the Company controlled 100% of the voting power of Safety.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Additional Financing. On March 14, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”), which provides for the transactions set forth below.

Pursuant to the Purchase Agreement, the Company has authorized the designation of its Series H Convertible Preferred Stock, par value $.01 per share (the "Series H Preferred Shares") consisting of 10,000 Series H Preferred Shares, which are convertible into shares of the Common Stock , in accordance with the terms of the Certificate of Designations of the Series H Convertible Preferred Stock of the Company (the "Certificate of Designation").

Pursuant to the Purchase Agreement, the Company sold to YA Global (1) $6,310,000 of secured notes (the “New Notes”) for a purchase price of $6,310,000, (2) 6,190 Series H Preferred Shares for a purchase price of $6,190,000, and (3) a warrant (the “Warrant”) to be initially exercisable to acquire 83,333,333 shares of Common Stock (the “Warrant Shares).

The Company and YA Global are parties to:

(1) a Securities Purchase Agreement, dated as of February 6, 2006, (“February 2006 Purchase Agreement”), pursuant to which, among other things, YA Global purchased from the Company an aggregate original principal amount of $4,000,000 of senior secured convertible debentures (the “February 2006 Debentures”), which had an outstanding principal balance at March 17, 2008 of $3,810,000, plus accrued and unpaid interest thereon.

(2) Securities Purchase Agreement, dated as of August 21, 2006 the (“August 2006 Purchase Agreement”), pursuant to which, among other things, YA Global purchased from the Company an aggregate original principal amount of $4,000,000 of senior secured convertible debentures (the “August 2007 Debentures”), which had an outstanding principal balance of $4,000,000, plus accrued and unpaid interest thereon.

(3) Securities Purchase Agreement, dated as of June 1, 2007 the (“2007 Purchase Agreement”), pursuant to which, among other things, YA Global purchased from the Company an aggregate original principal amount of $2,750,000 of senior secured convertible debentures (the “2007 Debentures”), which are convertible into shares of Common Stock in accordance with the terms thereof, and which as of March 17, 2008 has an outstanding principal balance of $2,750,000, plus accrued and unpaid interest thereon.

Pursuant to the Purchase Agreement, YA Global also exchanged (1) its February 2006 Debentures (but not accrued and unpaid interest thereon) in the amount of $3,810,000 for 3,810 Series H Preferred Shares; and (2) its August 2006 Debentures and the 2007 Debentures (but not accrued and unpaid interest thereon) for an aggregate original principal amount of $6,750,000 of senior secured notes in (the “Exchanged Notes” and collectively along with the New Notes, the “Notes”).

Each Series H Preferred Share accrues a dividend of 12% per annum. The holder of the Series H Preferred Shares (a “Series H Holder”) may convert the accrued dividends into Common Stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the company. The Series H Preferred Shares will rank pari passu with the Company’s Series I Convertible Preferred Stock and senior to all other series of the Company’s preferred stock and the Common Stock. Each Series H Preferred Share is convertible into 33,334 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $1,000 per share. Each Series H Preferred Share may be voted on as-converted basis with the Common Stock but in no instance will the voting power of a Series H Holder with respect to its Series H Preferred Shares (when aggregated with all other Common Stock beneficially owned by he, she or it) be permitted to exceed 9.9% of the shares permitted to vote at a meeting of the Company’s stockholders. In addition, Series H Holders are restricted from conversions of the Series H Preferred Shares that will result in it beneficially owning more than 9.99% of the outstanding Common Stock following such conversion.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Notes accrue interest at a rate of 13% per annum and have a maturity date of March 13, 2010. The obligations of the Company pursuant to the Purchase Agreement and the Note have been guaranteed by Celerity Systems, Inc. (“Celerity”), Nexus Technologies Group, Inc. and Homeland Security Advisory Services, Inc. (“HSAS”) pursuant to a Guaranty. The Notes are secured by the assets of the Company, Celerity and HSAS.

In connection with the Securities Purchase Agreement, the Company issued to YA Global the Warrant to purchase up to 83,333,333 shares of Common Stock. The Warrant has an exercise price equal to $0.03, which may be adjusted under the terms of the warrant, and has a term of five years from the date of issuance on March 14, 2008. In addition, the holder of the Warrant is restricted from exercises of the Warrant that will result in it then beneficially owning more than 9.99% of the outstanding Common Stock following such exercise.

The Company also entered into a Registration Rights Agreement with the YA Global pursuant to which the Company is obligated, upon request of YA Global (or its successors and assigns), to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series H Preferred Shares and exercise of the Warrant.

In connection with the transactions pursuant to the Purchase Agreement, an affiliate of YA Global will receive a monitoring fee of $800,000 in the aggregate for its monitoring and managing the YA Global investment. In addition, such affiliate will receive $50,000 for its structuring of the transaction and its due diligence costs.

On March 17, 2008, the Company amended its Certificate of Incorporation to designate 10,000 shares of its authorized preferred stock as Series H Convertible Preferred Stock.

Nexus. On March 1, 2008, Nexus renewed its lease for its offices in Hawthorne, New York. The renewal is for an additional three-year term with a monthly rental rate of $2,766 for the first 12 months, $2,926 for the second 12 months and $3,096 for the final 12 months.

