Form 10QSB
period 2008-03-31
Homeland Security Capital CORP
filed 2008-05-16
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

There were 49,346,274 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the quarter ended March 31, 2008 and for the three month periods ended March 31, 2008 and 2007, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-QSB and Article 10 under Subpart A of Regulation S-B. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 (see Note 15). The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB/A of the Company as of and for the year ended December 31, 2007. In 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis. Additionally, certain March 31, 2007 balances have been reclassified to conform to the March 31, 2008 financial statement presentation.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

As of March 31, 2008
Assets
Cash	$3,078,076
Accounts receivable - net	14,812,058
Cost in excess of billings on uncompleted contracts	4,240,358
Other current assets	249,603
Total current assets	22,380,095
Fixed assets, net	4,176,051
Deferred financing costs - net	906,064
Notes receivable - related party	479,148
Assets held for sale	2,493,572
Other non-current assets	178,670
Goodwill and other intangible assets	5,951,375
Total assets	$36,564,975

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,888,583
Current portion of long term debt	717,574
Notes payable	3,159,674
Notes payable - related party	1,500,000
Accrued interest and other liabilities	3,353,014
Billings in excess of costs on uncompleted contracts	1,064,077
Deferred revenue	40,277
Total current liabilities	15,723,199
Long term debt
Notes payable - related party, net of $1,718,850 discount	12,220,073
Term notes to banks	1,649,199
Other non-current liabilities	117,575
Total long term debt	13,986,847
Total liabilities	29,710,046

Warrants Payable - Series H Perferred Stock	3,099,542

Stockholders’ Equity
Preferred stock, $0.01 par value	11,071,688
Common stock, $0.001 par value, 200,000,000 shares authorized, 48,846,244 shares issued and outstanding	48,846
Additional paid-in capital	53,683,792
Additional paid-in capital - warrants	400,982
Accumulated deficit	(60,362,445)
Accumulated comprehensive loss	(1,087,476)
Total stockholders’ equity	3,755,387
Total liabilities and stockholders’ equity	$36,564,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Sales	$5,797,905	$2,385,388
Cost of sales
Materials	4,260,843	1,377,489
Labor	426,303	260,038
Total cost of sales	4,687,146	1,637,527
Gross profit on sales	1,110,759	747,861
Operating expenses
Marketing	30,697	8,402
Personnel	1,135,189	684,416
Insurance and facility costs	154,803	99,774
Travel and transportation	97,777	60,086
Other operating costs	74,854	34,520
Depreciation and amortization	148,626	17,511
Professional services	411,038	218,848
Administrative costs	155,127	41,259
Total operating expenses	2,208,111	1,164,816
Operating loss	(1,097,352)	(416,955)
Other income (expense)
Interest expense	(364,428)	(105,186)
Amortization of debt discounts	(588,276)	(469,193)
Amortization of debt offering costs	(114,062)	(90,821)
Adjustment of fair value of derivative liability	(513,516)	(708,075)
Investment income	5,889	4,912
Gain on extinguishment of debt	3,377,997	-
Other income (expense)	22,596	26,261
Total other income (expense)	1,826,200	(1,342,102)
Income (loss) from continuing operations	728,848	(1,759,057)
Loss from discontinued operations	-	(562,166)
Net income (loss)	$728,848	$(2,321,223)
Less preferred dividends and other beneficial features associated with preferred stock issuances (See Note 12)	$7,216,332	$-
Net loss attributable to common stockholders	$(6,487,484)	$(2,321,223)
Income (loss) per common share - basic and diluted
Income (loss) from continuing operations	$(0.13)	$(0.05)
Loss from discontinued operations	0.00	(0.01)
Basic and diluted earnings per share	$(0.13)	$(0.06)
Weighted average shares outstanding -
Basic and diluted	48,792,464	41,755,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income (loss)	$728,848	$(2,321,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of debt	-	(26,261)
Gain on extinguishment of debt	(3,377,997)	-
Value of vested options	56,496	95,214
Depreciation and amortization	148,626	47,944
Valuation reserve for accounts receivable	57,407	-
Amortization of debt discount	588,276	469,193
Amortization of debt offering costs	114,062	90,821
Valuation losses for changes in derivative liability	513,516	708,075
Changes in operating assets and liabilities:
Accounts Receivable	995,713	(540,295)
Inventories	-	228,844
Costs in excess of billings on uncompleted contracts	675,018	141,862
Other assets	8,682	(38,845)
Accounts payable	(176,790)	348,468
Billings in excess of costs on uncompleted contracts	(457,199)	(49,559)
Accrued liabilities	(329,144)	-
Deferred revenue	40,277	(50,000)
Net cash (used in) operating activities	(414,209)	(895,762)

Cash flows from investing activities:
Purchase of fixed assets	(21,131)	(164,980)
Payments received on notes receivable - related party	813,432	-
Investment in equity of subsidiaries	(9,176,480)	-
Net cash (used in) investing activities	(8,384,179)	(164,980)

Cash flows from financing activities:
Proceeds from preferred stock - related party	6,190,000	-
Proceeds from senior notes - related party	6,310,000	-
Debt offering costs	(926,803)	-
Debt discount	36,563	-
Proceeds from term debt	209,183	114,268
Net cash provided by financing activities	11,818,943	114,268

Net increase (decrease) in cash	3,020,555	(946,474)
Cash, beginning of period	57,521	1,214,183
Cash, end of period	$3,078,076	$267,709

Cash paid for Interest	$76,558	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
For the three months ended March 31, 2008

		Common Stock		Additional	Additional Paid-In		Accumulated	Total Stockholders’
	Preferred Stock	Shares	Amount	Paid-In Capital	Capital - Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance, December 31, 2007	$135,808	48,764,677	$48,765	$47,799,790	$-	$(55,219,082)	$(332,476)	$(7,567,195)
Conversion of convertible debentures		81,567	81	3,105				3,186
Issuance of preferred stock
Series H	8,655,880			5,344,401		(5,344,401)		8,655,880
Series I	2,280,000			480,000		(480,000)		2,280,000
Series I warrants					400,982			400,982
Reduction in value of assets held for sale							(755,000)	(755,000)
Dividends on Series H						(47,810)		(47,810)
Value of vested stock options				56,496				56,496
Net income						728,848		728,848
Balance, March 31, 2008	$11,071,688	48,846,244	$48,846	$53,683,792	$400,982	$(60,362,445)	$(1,087,476)	$3,755,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Overview

Homeland Security Capital Corporation (the "Company" or "HSCC"), a Delaware corporation, is a consolidator in the fragmented homeland security industry. The Company is focused on long-term value by acquiring controlling interests in and developing its subsidiary companies through superior operations and management. The Company is involved in the acquisition and management of businesses that provide homeland security product and service solutions and intends to grow both organically and through acquisitions. The acquisition targets are emerging companies that are generating revenues from promising security products and services but face challenges in scaling their businesses to capitalize on the opportunities in the homeland security industry.

1. Presentation of Unaudited Interim Financial Statements

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007.

The Company was incorporated in 1997 as Celerity Systems, Inc. From its inception until June 2003, the Company was engaged in the manufacture of set top boxes and digital video servers for interactive television and high speed internet networks. In June 2003, the Company elected to become a business development company (“BDC”), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended (the “Investment Company Act”). On December 30, 2005, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to Homeland Security Capital Corporation and to withdraw the Company’s election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisitions of, and joint ventures with, companies that provide homeland security products and services.

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously, Nexus acquired 100% of the common stock of Corporate Security Solutions, a security integration firm having a strong presence in the Mid-Atlantic region with a focus on the New York City market. At March 31, 2008, the Company owned approximately 93% of the outstanding capital stock of Nexus.

On August 21, 2006, the Company organized Security Holding Corp. (“SHC”) and purchased $3,000,000 of SHC’s convertible preferred stock. Simultaneously, SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”). SHEI owned 100% of the outstanding equity of three subsidiaries. SHEI merged with SHC, with SHC remaining as the surviving corporate entity. SHC, through its subsidiaries, was involved in RFID technology, enterprise security software systems, access control devices and secure internet portals. In August 2006, SHC acquired the assets of Compass Technologies, Inc. for $500,000 in cash. As further described in Note 9, the Company has sold its ownership interest in SHC in 2007 and discontinued operations in the RFID, access control and security software components of its business.

On September 15, 2006, the Company formed Polimatrix, Inc. (“PMX”) and on September 18, 2006 entered into a U.S.-based joint venture with Polimaster, Inc., a company focused on the field of radiological detection and isotope identification. At March 31, 2008, the Company owned 51% of PMX.

In conjunction with its primary business plan, the Company, on March 13, 2008, entered into a Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety”) and certain persons named therein. Pursuant to the Merger Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $10,550,000. As further described in Note 2, the Company effectively acquired 100% of Safety, subject to future management equity incentive programs, and at March 31, 2008 owned 100% of the outstanding capital stock of Safety.

The Company owns a majority of the outstanding capital stock of its subsidiaries, has the right to appoint a majority of the directors to each of the subsidiary boards of directors and provides extensive advisory services to its subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

2. Investment in Safety & Ecology Holdings Corporation

On March 13, 2008, the Company entered into the Merger Agreement with Safety. Previously, Safety and HSCC agreed, for the purposes of the transaction, to transfer effective control of SEC to HSCC as of March 1, 2008. From the period of March 1, 2008 until the purchase consideration was exchanged, the Company recorded $59,736 for interest inputed during the period. The accompanying financial statements include the results of Safety from March 1, 2008, the effective date of acquisition, through March 31, 2008.

Pursuant to the Merger Agreement, the Company purchased 10,550,000 shares of Safety Series A Convertible Preferred Stock (the “Safety Preferred Shares”) and 20 shares of Safety common stock for an aggregate purchase price of $10,550,020. Each Safety Preferred Share will accrue dividends cumulatively at the rate of eight percent (8%) per annum and is convertible into one (1) share of the Safety common stock at any time by the Company, subject to adjustment for stock dividends, stock splits, and similar events. Each Safety Preferred Share will be entitled to one vote as if converted into Safety common stock. The holders of the outstanding Safety Preferred Shares vote as a class on certain matters and will have the right to designate a majority of the board of directors of Safety. Each Safety Preferred Share will have a liquidation preference of $1.00 per share plus any accrued and unpaid dividends.

As stipulated in the Merger Agreement, MergerSub was merged with and into Safety (the "Merger"), with Safety surviving the Merger. In exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) initially received: (1) an aggregate of 550,000 shares of Company’s Series I Convertible Preferred Stock (the “Series I Stock”) with an initial stated and liquidation value of $3,300,000, (2) warrants (the “Warrants”), par value $0.001 per share (the “Common Stock”) to purchase up to 22,000,000 shares of the Common Stock, (3) unsecured promissory notes (the “Notes”) of Safety in an aggregate principal amount of $2,000,000, and (4) $3,900,000 in cash, (collectively, the “Merger Consideration”). Pursuant to the Merger Agreement, the Merger Consideration received by the Shareholders may be: (1) reduced based on Safety’s stockholders’ equity (as determined at closing) and (2) reduced or increased based on Safety’s working capital (as determined at closing). In addition, in the future, the Shareholders may receive up to an aggregate of $6,000,000 in Common Stock if certain performance criteria are achieved by Safety in 2008 and 2009. The Series I Stock and Warrants will be held in escrow for twelve months to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement. As of March 27, 2008, Safety secured an extension of their pending Radcon contract and qualified to release $1,800,000, in stated value, of the Series I Stock and Warrants from escrow.

Also pursuant to the Merger Agreement, (1) $6,650,000 in existing indebtedness of Safety was repaid, (2) $2,000,000 in Safety preferred stock was redeemed, and (3) approximately $2,400,000 of existing indebtedness of Safety was permitted to remain outstanding.

The Company amended its Certificate of Incorporation to designate 550,000 shares of its authorized preferred stock as Series I Convertible Preferred Stock. Each share of Series I Stock accrues a dividend of 12% per annum. The Series I Stock ranks pari passu with the Company’s Series H Convertible Preferred Stock (See Note 3) and is senior to all other series of the Company’s preferred stock and the Company’s common stock. The holder of the Series I Stock may convert the accrued dividends into Common Stock at a conversion price of $0.06 per share or receive a cash payment upon liquidation or sale of the Company. Each share of Series I Stock is convertible into 200 shares of Common Stock (effectively a conversion price of $0.038 per share at the date issued) and has a liquidation preference of $6.00 per share.

The Warrants have an exercise price equal to $0.03, which may be adjusted under the terms of the Warrants, and have a term of five years from the date of issuance of March 14, 2008. The Notes accrue interest at a rate of 6% per annum and are subordinate to the existing indebtedness of Safety. Immediately following the Merger, the Company controlled 100% of the voting power of Safety.

The following is an unaudited condensed statement of operations for the three months ended March 31, 2008 and March 31, 2007 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Safety as though the Company had acquired the Safety shares on January 1, 2008 and 2007 respectively:

	March 2008			March 2007

	Homeland Security Capital Corporation (Consolidated)	Safety & Ecology Holdings Corporation (Safety)	Pro Forma	Homeland Security Capital Corporation (Consolidated)	Safety & Ecology Holdings Corporation (Safety)	Pro Forma
Sales	$5,797,905	$9,583,863	$15,381,768	$2,385,388	$10,658,553	$13,043,941
Gross margin	1,110,759	2,140,919	3,251,678	747,861	2,440,889	3,188,750
Operating income (loss)	(1,097,352)	534,741	(562,611)	(416,955)	227,363	(189,592)
Net income (loss)	$728,848	$(123,913)	$604,935	$(2,321,223)	$(374,006)	$(2,695,229)
Loss applicable to common shareholders	$(6,487,484)	$(123,913)	$(6,611,397)	$(9,537,555)	$(374,006)	$(9,911,561)
Basic and diluted earnings (loss) per share	$(0.13)	$0.00	$(0.13)	$(0.24)	$(0.01)	$(0.25)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, rounded to the nearest thousand. The Company is in the process of obtaining third party valuations of certain intangible assets: therefore, the allocation of the purchase price is preliminary and is subject to refinement.

Current assets	$18,724,000
Property, plant and equipment	4,034,000
Other assets	29,000
Goodwill and other intangible assets	5,951,000

Total assets acquired	$28,738,000

Current liabilities	$13,501,000
Long term debt	1,885,000
Other liabilities	228,000

Total liabilities assumed	$15,614,000

Net assets acquired	$13,124,000

Goodwill and other intangible assets includes, $110,000 was assigned to non-compete agreements (3 month useful life), $1,618,000 was assigned to contracts (10 year useful life), $5,000 was assigned to trademarks (indefinite life) and $4,103,000 was assigned to goodwill.

3. Securities Purchase Agreement with YA Global Investments, L.P.

On March 14, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with YA Global Investments, L.P. (“YA”), which provided for the following transactions:

Pursuant to the Purchase Agreement, the Company has authorized the designation of its Series H Convertible Preferred Stock, par value $.01 per share (the "Series H Stock"), consisting of 10,000 shares of Series H Stock, which are convertible into shares of the Company’s Common Stock, in accordance with the terms of the Certificate of Designation of the Series H Stock of the Company (the "Certificate of Designation").

Pursuant to the Purchase Agreement, the Company sold to YA (1) $6,310,000 of senior secured notes (the “New Notes”) for a purchase price of $6,310,000, (2) 6,190 Shares of Series H Stock (the “New Preferred Shares”) for a purchase price of $6,190,000, and (3) a warrant (the “YA Warrant”) to be initially exercisable to acquire 83,333,333 shares of Company’s common stock (the “Warrant Shares”).

The Company used $10,550,020 of the proceeds from the Purchase Agreement in the acquisition of Safety and the remaining amount and other consideration restructure the following debentures, related discounts and derivative liabilities:

(1)   a Securities Purchase Agreement, dated as of February 6, 2006, (the “February 2006 Purchase Agreement”), pursuant to which, among other things, YA purchased from the Company an aggregate original principal amount of $4,000,000 of senior secured convertible debentures (the “February 2006 Debentures”), which had an outstanding principal balance at March 17, 2008 of $3,810,000, plus accrued and unpaid interest thereon.

(2)   a Securities Purchase Agreement, dated as of August 21, 2006 (the “August 2006 Purchase Agreement”), pursuant to which, among other things, YA purchased from the Company an aggregate original principal amount of $4,000,000 of senior secured convertible debentures (the “August 2007 Debentures”), which had an outstanding principal balance at March 17, 2008 of $4,000,000, plus accrued and unpaid interest thereon.

(3)   a Securities Purchase Agreement, dated as of June 1, 2007 (the “June 2007 Purchase Agreement”), pursuant to which, among other things, YA purchased from the Company an aggregate original principal amount of $2,750,000 of senior secured convertible debentures (the “June 2007 Debentures”), which are convertible into shares of Common Stock in accordance with the terms thereof, and which had an outstanding principal balance at March 17, 2008 of $2,750,000, plus accrued and unpaid interest thereon.

In addition, pursuant to the Purchase Agreement, YA exchanged (1) its February 2006 Debentures (but not accrued and unpaid interest thereon) in the amount of $3,810,000 for 3,810 Shares of Series H Stock (the “Exchanged Preferred Shares” and collectively along with the New Preferred Shares, the “Preferred Shares”); and (2) its August 2006 Debentures and its June 2007 Debentures (but not accrued and unpaid interest thereon) for an aggregate original principal amount of $6,750,000 of senior secured notes (the “Exchanged Notes” and collectively along with the New Notes, the “Notes”).

Each share of Series H Stock accrues a dividend of 12% per annum. The holder of the Shares of Series H Stock (a “Series H Holder”) may convert the accrued dividends into Company common stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the company. The Series H Stock will rank pari passu with the Company’s Series I Stock and senior to all other series of the Company’s preferred stock and the Company common stock. Each share of Series H Stock is convertible into 33,334 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $1,000 per share. Each share of Series H Stock may be voted on an as-converted basis with the Company common stock but in no instance will the voting power of a Series H Holder with respect to its Series H Stock (when aggregated with all other Common Stock beneficially owned by the Series H Holder) be permitted to exceed 9.99% of the shares permitted to vote at a meeting of the Company’s stockholders. In addition, Series H Holders are restricted from conversions of the Series H Stock that will result in it beneficially owning more than 9.99% of the Common Stock following such conversion, which is subject to waiver by the Series H Holder.

The Notes accrue interest at a rate of 13% per annum and have a maturity date of March 13, 2010. The obligations of the Company pursuant to the Purchase Agreement and the Note have been guaranteed by Celerity Systems, Inc. (“Celerity”), Nexus and Homeland Security Advisory Services, Inc. (“HSAS”) pursuant to a Guaranty. The Notes are secured by the assets of the Company, Celerity and HSAS.

In connection with the Purchase Agreement, the Company issued to YA warrant to purchase up to 83,333,333 shares of Common Stock (the “YA Warrant”). The YA Warrant has an exercise price equal to $0.03, which may be adjusted under the terms of the YA Warrant, and has a term of five years from the date of issuance on March 17, 2008. In addition, the holder of the YA Warrant is restricted from exercises of the YA Warrant that will result in it beneficially owning more than 9.99% of the outstanding Common Stock following such exercise.  If the Company fails to file a registration statement, or if filed, fails to maintain the registration statements effectiveness covering the underlying shares pursuant to the YA Warrant, the Company will be required to settle the intrinsic value of the YA Warrant in cash. As a result of this feature in the Purchase Agreement the Company has recorded the value of the YA Warrant outside of permanent equity.

In connection with EITF 98-5 and EITF 0027, the Company reduced the carrying value of the Series H Stock for the fair value of the YA Warrant in the amount of $3,099,542. The Series H Stock was further reduced by $5,344,401 for the beneficial conversion feature of the security. Since the Series H Stock was convertible and the YA Warrant exercisable at the time of issuance, the Series H Stock was increased to stated value through a charge to retained earnings.

The Company also entered into a Registration Rights Agreement with YA pursuant to which the Company is obligated, upon request of YA (or its successors and assigns), to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series H Stock and exercise of the YA Warrant.

In connection with the transactions pursuant to the Purchase Agreement, an affiliate of YA will receive a monitoring fee of $800,000 in the aggregate for its monitoring and managing the YA investment in the Company payable ratably on June 30, 2008 and September 30, 2008. In addition, such affiliate received $50,000 for its structuring of the transaction and its due diligence costs.

The Company amended its Certificate of Incorporation to designate 10,000 shares of its authorized preferred stock as Series H Stock.

4. Fair Value of Investments Classified as Available-for-Sale

On August 29, 2007, the Company received 692,659 shares of Vuance, Ltd. (“Vuance”) common stock in exchange for all of its preferred stock in SHC. On March 31, 2008, the fair value of the Vuance common stock was $3.60 per share. As a result of classifying the Vuance common stock as available-for-sale securities, the Company recorded a decrease in the value of its investment and a corresponding reduction in Shareholders’ Equity in the amount of $755,000, reflecting the change in the fair value of the securities as an unrealized loss.

5. Share-Based Compensation

In 2005, the Company issued to directors and an officer of the Company options to purchase 7,960,000 shares of the Common Stock in the future. In January and February 2006, the Company issued 100,000 and 600,000 options to an employee and a contractor respectively, to purchase shares of Common Stock in the future. Of these options 100,000 were forfeited in September 2006. In May and July 2006, the Company issued 100,000 and 750,000 options to two employees respectively, to purchase shares of Common Stock in the future. Of these options, 100,000 were forfeited in February 2008. In December 2006, the Company issued 250,000 options to an employee to purchase shares of Common Stock in the future. On May 10, 2007, the Company modified the terms of 519,210 of the options previously issued to an employee, upon the appointment of that employee to the position of Chief Financial Officer. Also, on May 10, 2007 a director resigned forfeiting 720,000 options and on May 16, 2007 a new director was approved and granted 720,000 options to purchase shares of Common Stock in the future, vesting at 90,000 shares per quarter for eight quarters.

Of the options granted in 2005, 2006 and 2007, options to purchase 218,523 shares of Common Stock vested and 100,000 options were forfeited during the three month period ended March 31, 2008 and the Company recorded $31,594 as compensation expense related to these options. During the three month period ended March 31, 2007, options to purchase 376,857 shares of Common Stock vested and the Company recorded $95,214 as compensation expense related to the vesting of these options.

The following table reflects options outstanding at the beginning of 2006, 2007 and 2008; options granted during 2006, 2007 and January 1, 2008 through March 31, 2008; options exercised during 2006, 2007 and January 1, 2008 through March 31, 2008; options forfeited during 2006, 2007 and January 1, 2008 through March 31, 2008; options outstanding at December 31, 2006, December 31, 2007 and March 31, 2008; and options exercisable at December 31, 2006, December 31, 2007 and March 31, 2008, along with their weighted average exercise price:

	March 2008		December 2007		December 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of Period	9,660,000	$0.103	9,660,000	$0.098	7,960,000	$0.096
Granted	-	-	1,239,210	0.120	1,800,000	0.161
Exercised	-	-	-	-	-	-
Forfeited	(100,000)	0.130	(1,239,210)	0.140	(100,000)	0.170
Outstanding at end of Period	9,560,000	0.103	9,660,000	0.103	9,660,000	0.098
Options exercisable at end of Period	8,636,549	$0.100	8,418,026	$0.100	7,410,600	$0.095

All of the options reflected in the table above have been restated to reflect a 1 for 100 reverse split of the Common Stock (See Note 8).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2006 and 2007; risk-free interest rate of between 4.4% and 4.95% and volatility between 178% and 456% and expected lives of ten years.

Not included in the table above, but included in compensation expense are options issued by two of our subsidiaries to purchase 1,885,000 shares of the subsidiaries’ common stock in the future. Compensation expense for these options is calculated by comparing our subsidiaries to comparable publicly traded companies in their industry for stock volatility purposes and using the Black-Scholes option-pricing model.

6. Debentures

As discussed in Note 3, on March 14, 2008, the Company entered into a Purchase Agreement with YA, where YA acquired from the Company all of its convertible debentures. The transaction was accounted for as an extinguishment of debt resulting in a gain on the extinguishment of $3,377,997.

7. Business Segments

The Company analyzes its assets, liabilities, cash flows and results of operations by operating unit or subsidiary. In the case of our platform companies, which are our first level subsidiaries, the Company relies on local management to analyze each of its subsidiaries and report to us based on a consolidated entity. As a result, the Company, in its application of SFAS 131, will make its financial decisions based on the overall performance of a first level subsidiary. In the past, our subsidiaries derived their revenues and cash flow from different activities, (1) services in the case of Nexus and the newly acquired subsidiary Safety & Ecology Holdings Corporation (starting in the first quarter of 2008) and (2) products in the case of PMX.

The following table reflects the Company’s segments at March 31, 2008:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus )	Products Company (PMX.)	Services Company (Safety)	Consolidated
Revenues	$-	$1,278,317	$-	$4,519,588	$5,797,905
Gross margin	-	139,563	-	971,196	1,110,759
Operating expenses	661,525	540,539	54,135	803,287	2,059,486
Depreciation expense	2,300	17,595	-	128,730	148,625
Other income (expenses) – net	1,898,548	(6,905)	-	(65,443)	1,826,200
Net income (loss) from continuing operations	1,234,723	(425,476)	(54,135)	(26,264)	728,848
Current assets	1,184,899	2,944,632	1,448	18,249,117	22,380,096
Total assets	5,146,948	3,206,099	1,448	28,210,481	36,564,977

8. Reverse Stock Split

At the Company’s stockholders meeting held on July 10, 2007, the stockholders approved a resolution to amend the Certificate of Incorporation to effect a combination, or reverse split, of the Common Stock at a ratio of 1-for-100 and accordingly the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of Delaware which provided that the shares of Common Stock then issued and outstanding will be combined at a ratio of 1-for-100. The reverse split reduced number of authorized shares of Common Stock from 20,000,000,000 to 200,000,000 but did not change the par value of our Common Stock. Except for any changes resulting from the treatment of fractional shares, each stockholder held the same percentage of Common Stock outstanding immediately after the reverse stock split as such stockholder did immediately prior to the reverse stock split. Stockholders holding fractional shares will be entitled to receive cash in the amount of $0.001/share in lieu of their fractional shares. All share and per share amounts for all periods presented, reflect this reverse stock split.

9. Discontinued Operations

The Company discontinued its RDIF, access control and security software businesses upon the closing of the sale of its capital stock of its SHC subsidiary, effective August 29, 2007. Previously, on April 2, 2007, the Company’s and SHC’s boards of directors approved the sale of Cyberlynk, Inc. (a subsidiary of SHC) to Bridgestone Capital, LLC, a company owned by Joel Konicek, the Chief Executive Officer of SHC, and Jim Peroutka, the Chief Technology Officer of SHC.

On July 3, 2007, the Company entered into an agreement to sell all of its capital stock in SHC to Vuance. Pursuant to the terms of the Purchase Agreement, dated July 3, 2007, by and among the Company, as majority shareholder of SHC, the other shareholders of SHC (the “Minority Shareholders”) and SuperCom, Inc., a Delaware corporation and wholly owned subsidiary of Vuance (“SuperCom”), SuperCom agreed to acquire all of the issued and outstanding capital stock of SHC for a purchase price of $5.1 million, payable in Vuance ordinary (common) shares. All required conditions were met and the sale was closed on August 29, 2007.

On August 29, 2007, 692,659 ordinary (common) shares of Vuance were issued to the Company at a price of $5.17 per share. Vuance also repaid all obligations of SHC to the Company under a certain note in the amount of approximately $400,000. The Company agreed to certain lock-up periods during which it will not sell or otherwise dispose of the Vuance ordinary (common) shares.

Management has recognized the SHC activity as discontinued operations for the three months ended March 31, 2007.  The following table reflects selected elements of SHC’s three month results for the period ended March 31, 2007.

Three Months Ended March 31, 2007
Revenue	$1,447,300
Gross Margin	643,989
Operating expenses	1,216,897
Other Income (Expense)	10,742
Net Loss	(562,166)

Net Assets	2,301,845
Net Liabilities	1,602,596

10. Adoption of SFAS No. 157

      Effective January 1, 2008, we adopted SFAS No. 157, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement). The three levels of fair value hierarchy defined by SFAS No. 157 are as follows:

     Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

     Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. At March 31, 2008, we have no significant Level 2 measurements.

     Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2008, we have no significant Level 3 measurements.

As of March 31, 2008, the Company’s assets held for sale had a carrying value of $2,493,572, which was measured by quoted prices in active markets for identical assets.

The Company has not changed any reported amounts for net income from continuing operation, net income or any per share amounts as a result of this adoption.

11. Line of Credit

On March 17, 2008, upon the consummation of the funding of the acquisition transaction between HSCC and SEC, SEC was extended a bank line of credit (the “Line of Credit”), which among other features includes:

•
An $8,000,000 Revolving Line of Credit (initial duration is two years) available for working capital financing for SEC and all of its current and future subsidiaries including an inter-company facility for credit to foreign operations.

•	A monthly borrowing base determination based upon domestic accounts receivable (availability at March 31, 2008 was approximately $6,400,000).

•
Interest rate determined at LIBOR plus margin determined on a quarterly basis with reference to funded debt to domestic EBITDA ratio.  Margin range is 1.2% to 1.95% for an EBITDA ratio of over 2.25:1.  Maximum ratio is 2.5:1.

Currently, Safety classifies the Line of Credit as a current liability due to a subjective acceleration clause coupled with a required lockbox agreement, with the expectation that, with bank concurrence, the agreement will be amended to permit the reclassification to a long term liability. There are certain affirmative and negative covenants relating to the Line of Credit. Safety was in compliance with these covenants as of March 31, 2008.

At March 31, 2008 the balance outstanding on the Line of Credit was $2,789,765.

12. Earnings per Share

Diluted earnings per share are computed using outstanding shares plus the common stock options and warrants that can be converted into common stock. Diluted earnings per share are not indicated for the three months period ending March 31, 2008 or 2007 because the both periods indicate losses and the computation would be anti-dilutive.

The reconciliations of the basic and diluted Earnings Per Share for income from continuing operations are as follows:

	For the Three Months Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted Earnings Per Share:
Income from continuing operations	$728,848
Less: Warrants associated with the Series H Preferred Stock	(1,344,121)
Less: Series H Preferred Stock beneficial conversion feature	(5,344,401)
Less: Series I Preferred Stock beneficial conversion feature	(480,000)
Less: Preferred stock dividends	(47,810)
Income/(loss) available to common stockholders	$(6,487,484)	48,792,464	$(0.13)

The adjustments to income from operations reflected in the table above are one time adjustments that are a result of the Company’s recent transaction with YA and the acquisition of Safety.

13. Related Party Transactions

Safety leases approximately 21,000 square feet of office space from Leichtweis Enterprises, LLC a company controlled by Christopher Leichtweis, our President. The space, in Knoxville, Tennessee, serves as the headquarters for Safety. The Company believes that the terms of such lease were made on terms no less favorable than could have been obtained from an unaffiliated third party.

14. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may require some entities to change their measurement practices. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. (See Note 10 for other disclosures required by SFAS No. 157)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be recorded in net income. The statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS No. 159 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of SFAS No. 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009. We are in the process of evaluating the impact of SFAS No. 141(R) on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). We are in the process of evaluating the effect of FAS No. 142-3 on our consolidated financial statements.

15. Subsequent Events

On May 13, 2008, the Company’s board of directors approved a change in the Company’s fiscal year to July 1st through June 30th.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introductory Statements

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on our company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of our Form 10-KSB/A for the year ended December 31, 2007. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our company's industry, demand for our products and services, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

On September 3, 2003, the Company elected to become a BDC, to be regulated pursuant to the Investment Company Act. A business development company is an investment company designed to assist eligible portfolio companies with capital formation and management advice. The Company then changed its business plan to primarily seek investments in developing companies.

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

The Company acquired a majority interest in SHC on August 22, 2006 through the purchase of $3 million of preferred stock in SHC. SHC manufactures designs and supports radio frequency identification (“RFID”) security and access control devices for the commercial and governmental security markets. Based in Milwaukee, Wisconsin, SHC and its subsidiaries specialize in proprietary and non-proprietary RFID products, including access control, asset tracking and the integration of multiple disciplines of electronic security and environmental and operational systems. In August 2006, SHC acquired the assets of Compass Technologies, Inc. for $500,000 in cash. On August 29, 2007, the Company finalized the sale of its ownership interest in SHC and discontinued operations in the RFID, access control and security software components of the business.

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

On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement with Safety & Ecology Holdings Corporation (“Safety”). Safety is an environmental services company in the U.S., providing services worldwide. Safety specializes in the removal and remediation of hazardous nuclear waste for the U.S. Departments of Energy and Defense and other federal agencies, and in providing advanced environmental services for private industry in the U.S. and worldwide. Since its founding in 1991, Safety has grown approximately 30 percent per year, and has emerged as a technology innovator with more than 420 personnel worldwide. Through a merger of Safety with a subsidiary of the Company, the Company acquired 100% of the voting and economic interests of Safety. Effective control of Safety by the Company was deemed to have occurred on March 1, 2008, through the purchase of all of the outstanding stock of Safety. (See Note 2).

Where applicable in this quarterly report, references to the ‘Company’, ‘we’, ‘us’ and ‘our’ shall include Nexus, PMX and Safety, while references to discontinued operations will include SHC.

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

Revenue Recognition – Safety recognizes revenue on their environmental and remediation services performed under time and material and fixed fee contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion method. Revenue and cost associated with time and material contracts is recognized as revenue is earned and costs are incurred. Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion method. PMX recognizes revenue based on the sale of its products and services.

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

Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of senior secured notes.

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

Goodwill – The Company records goodwill on acquisitions where the purchase price exceeds the fair value of the assets acquired and the liabilities assumed. The Company, on a routine basis, measures goodwill to determine if any amount recorded is impaired. If impairment is determined, the Company adjusts the value of goodwill on the date impairment is first recognized.

Segment Reporting - Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company's operations are classified into four principal reporting segments that provide different products or services. The discontinued operations represent a component of one of these segments.

Results of Operations

Three Months Ended March 31, 2008 Compared With the Three Months Ended March 31, 2007

Revenues

For the three months ended March 31, 2008, the Company had sales of $5,797,905 compared to sales of $2,385,388 for the three months ended March 31, 2007, resulting in an increase of $3,412,517 or 143%. Sales consisted of fees earned on environmental remediation services and security systems installation and integration contracts. The increase in sales is primarily due to the acquisition of Safety, with revenues being recorded from March 1, 2008 in the amount of $4,419,588, offset by a decline in Nexus revenues of $1,007,071 for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007.

Cost of goods sold

For the three months ended March 31, 2008, cost of sales was $4,687,146 compared to $1,637,527 for the three months ended March 31, 2007. Cost of sales consists of materials, labor and other costs incurred by the Company and associated with environmental remediation and security systems installation and integration contracts. The increase in cost of sales of $3,049,619, or 186%, is primarily due to due to the acquisition of Safety, with cost of goods sold being recorded from March 1, 2008 in the amount of $3,548,392, offset by a decline in Nexus cost of goods sold of $498,773 for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007.

Operating expenses

Operating expenses for the three months ended March 31, 2008 were $2,208,111 compared to $1,164,816 for the three months ended March 31, 2007. The increase of $1,043,295 or 90% in operating expenses is primarily due to the acquisition of Safety, with operating expenses being recorded from March 1, 2008 in the amount of $981,028, further increased by increases in operating expenses in the Company of $80,314 and reduced by a decrease in operating expenses of $18,047 at Nexus for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007.

Other income and expense

The Company had net other income of $1,826,200 for the three months ended March 31, 2008 compared to net other expense of $1,342,102 for the three months ended March 31, 2007, for an increase in other income of $3,168,302 or 236%. Income was increased by a gain on the extinguishment of debt of $3,377,997, an increase in other income of $22,595, an increase in interest income of $979 and a change in the derivative liability valuation of $194,559, offset by increases in interest expense of $259,242, amortization of debt discount of $119,083, amortization of debt offering costs of $23,241 and a decrease in revenue from settlement of debt of $26,260. Primarily, all of these other income and expense items occurred at the Company.

Net income (loss)

As a result of the foregoing, the Company recorded net income from continuing operations of $728,848 for the three months ended March 31, 2008, compared to a net loss from continuing operations of $1,759,057 and an overall net loss including discontinued operations of $2,321,223 for the three months ended March 31, 2007. The overall net income represents an increase of $3,050,071 or 131% when compared to the three months ended March 31, 2007. The net income of $728,848 reflects net other non operating income of $1,826,200 reduced by operating losses $663,825, $474,461, $54,135 and $45,274 at the Company, Nexus, PMX and Safety respectively.

Liquidity and Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common and preferred stock and debt. The Company had cash on hand of $3,078,076 at March 31, 2008 and $57,521 at December 31, 2007. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

The Company entered into a Securities Purchase Agreement with YA, dated as of February 6, 2006, which provided for the purchase by YA of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture was convertible into Common Stock.

On February 6, 2006, the Company entered into an Investment Agreement with YA, pursuant to which the Company exchanged with YA 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 4,500,000 shares of the Company's Common Stock owned by YA. Each share of Series G Preferred Shares may be converted, at YA’s discretion, into 4.5 shares of the Common Stock. The Series G Preferred Shares are senior to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Shares has a liquidation preference of $10.00 plus any accrued and unpaid dividends. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville Advisors Management, LLC in connection with the transaction.

On August 21, 2006, the Company entered into a Securities Purchase Agreement with YA, which provided for the purchase by YA of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture was convertible into Common Stock.

In connection with the August 21, 2006 Securities Purchase Agreement, the Company issued a warrant to YA for 1,000,000 shares of the Common Stock (the “2006 B Warrant”). The 2006 B Warrant has an exercise price equal to $1.00, which may be adjusted under the terms of the 2006 B Warrant, and has a term of five years from the date of issuance on August 21, 2006. The Company also entered into a Registration Rights Agreement with YA pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon exercise of the Debenture.

On June 1, 2007, the Company entered into a Securities Purchase Agreement with YA, which provided for the purchase by YA of a secured convertible debenture (the “Debenture”) in the amount of $2,750,000.

In connection with the June 1, 2007 Securities Purchase Agreement, the Company issued a warrant to YA for 800,000 shares of the Company’s Common Stock (the “2007 A Warrant”). The 2007 A Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the 2007 A Warrant, and has a term of five years from the date of issuance on June 1, 2007. The Company also entered into a Registration Rights Agreement with the YA pursuant to which the Company is obligated to file a registration statement covering the resale of shares of Common Stock issuable upon the exercise of the 2007 A Warrant.

The Company entered into a Purchase Agreement with YA wherein YA purchased $6,310,000 in secured notes and $6,190,000 in Series I Convertible Preferred Stock in addition to a Warrant exercisable for 83,333,333 shares of the Company’s Common Stock. The Company used the proceeds from this Purchase Agreement fund the acquisition of Safety and to restructure the debentures noted above (See Note 3).

During the three months ended March 31, 2008, we had a net increase in cash of $3,020,555. Our sources and uses of funds were as follows:

Cash Flows from Operating Activities

We used net cash of $414,209 in our operating activities during the three month period ended March 31, 2008. Our net cash decrease in operating activities was generated by $819,954 in net changes in operating assets and liabilities, $728,848 in net income, $702,338 in amortization of debt discount and debt offering costs, $513,516 from the valuation change in derivative liabilities, $148,626 in depreciation and amortization, $56,496 from the use of stock based payments for costs and expenses and $57,407 as a result of the reduction in the valuation reserve for accounts receivable.

Cash Flows from Investing Activities

We used net cash of $8,384,179 in our investing activities during the three month period ended March 31, 2008 through the purchases of fixed assets of $21,131 and $9,176,480 for investment in equity of subsidiaries. These uses were offset by payments on notes from related parties of $813,432.

Cash Flows from Financing Activities

We were provided cash of $11,818,943 from financing activities during the three month period ended March 31, 2008, consisting of issuance of preferred stock of $6,190,000, proceeds from senior notes of $6,310,000, proceeds from term debt of $209,183 and debt discount of $36,563. Cash was used in financing activities for debt offering costs of $926,803.

As of March 31, 2008, we had a net working capital of $6,656,896.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission. C. Thomas McMillen, our Chief Executive Officer, and Michael Brigante, our Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

The Company consolidates companies in the homeland security industry. Until its acquisitions of Nexus and Security Holding Corp. in 2006, its joint venture with Polimaster in 2006, and its acquisition of Safety & Ecology Holdings Corporation in 2008, the Company had not generated any revenues other than interest income on its cash since 2002. The Company’s ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such acquired business and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.

We Are Dependent Upon Key Personnel Who Would Be Difficult To Replace And Whose Loss Could Impede Our Development

The Company believes that its success depends principally upon the experience of C. Thomas McMillen, its Chairman and Chief Executive Officer, Christopher Leichtweis, its President, and Michael T. Brigante, its Chief Financial Officer. Although Messrs. McMillen, Leichtweis and Brigante have substantial experience in acquiring and consolidating businesses, our acquired companies personnel do not have significant experience in managing companies formed for the specific purpose of consolidating one or more companies. Additionally, Messrs. McMillen, Leichtweis and Brigante did not have experience in managing companies in the various sectors of the homeland security industry (other than McMillen’s experience in managing Fortress America Acquisition Corporation (“FAAC”)). As a result, the Company likely will rely significantly on the senior management of the businesses it acquires. Such acquired senior management may not be suitable to the Company’s business model or combined operations.

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

Obligations Of Our Chief Executive Officer May Create A Conflict Of Interest That Could Adversely Affect The Company’s Operations

Our Chairman and Chief Executive Officer, C. Thomas McMillen (“McMillen”) is required to devote at least 25 hours per week to the Company pursuant to an employment agreement, dated as of September 1, 2007, with the Company (the “McMillen Employment Agreement”). Mr. McMillen also serves as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation (SAAC), a homeland security special purpose acquisition corporation (SPAC) that completed an initial public offering on October 29, 2007 and as Vice Chairman of Fortress International Group, Inc. (“FIGI”), a mission critical firm that is the successor company to FAAC which completed an initial public offering in July 2005. The officers and directors of SAAC and FIGI, including McMillen, have an obligation, so long as they are an officer or director, to present to SAAC and FIGI for its consideration, prior to presentation to any other entity, including the Company, any business opportunity which may reasonably be required to be presented to them under Delaware law, subject, however, to any pre-existing fiduciary or contractual obligations they might have. The McMillen Employment Agreement does not preclude McMillen from competing with the Company through his position as Chairman of SAAC or a Vice Chairman of FIGI. It is possible, however, that SAAC and FIGI will become a competitor of ours if the business it acquires serves markets or sectors of the homeland security industry the Company is serving.

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

We have pursued an acquisition strategy in order to build our business of providing an integrated suite of products and services to participants in the homeland security industry. We have acquired three operating companies to date and have entered into a joint venture with respect to Polimatrix. We intend to continue to pursue the acquisition of companies with products and services that can be integrated with our existing offerings. Our acquisition strategy is important to the success of our business because it supports our strategy of selling a broad platform of integrated offerings for customers who we believe prefer to buy multiple product and service offerings from fewer vendors. However, we may not be able to identify and acquire appropriate target businesses in the future at reasonable prices or at all. Other companies also pursue acquisitions of companies in the critical incident response marketplace and we expect competition for acquisition candidates in our industry to increase, which may mean fewer suitable acquisition opportunities for us, as well as higher acquisition prices. In addition, even if we are successful in acquiring target companies, we may have difficulty integrating the acquired companies’ product and service offerings with our existing offerings and sales channels, which would reduce the benefits to us of the acquisitions and limit the effectiveness of our strategy. If we are unable to successfully pursue our strategy of acquiring complementary businesses, our business, financial condition, and growth prospects could be materially adversely affected.

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

Our operating results are difficult to predict and may fluctuate significantly in the future. As a result, our stock price may be volatile. The following factors, many of which are outside our control, can cause fluctuations in our operating results and volatility in our stock price:

•	the seasonality of the spending cycle of our government customers and the spending patterns of our commercial customers;

•	the number and significance of projects commenced and completed during a quarter;

•	unanticipated changes in contract performance, particularly with contracts that have funding limits;

•	the timing of resolutions of change orders, requests for equitable adjustments and other contract adjustments;

•	decisions by customers to terminate our contracts;

•	delays incurred in connection with a project;

•	seasonal variations in shipments of radioactive materials;

•	weather conditions that delay work at project sites;

•	the timing of expenses incurred in connection with acquisitions or other corporate initiatives;

•	staff levels and utilization rates;

•	changes in the prices of services offered by our competitors; and

•	general economic or political conditions.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. We have previously identified certain material weaknesses in our internal controls over financial reporting that we have addressed and corrected. We cannot be certain that we will be able to complete our evaluation of our internal controls, testing and any required remediation in a timely fashion once we become subject to the requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

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

Risks Relating to the Business of Safety & Ecology Holdings Corporation

We And Our Customers Operate In Regulated Industries That Requires Us And Them To Obtain, And To Comply With, National, State And Local Government Permits And Approvals

We and our customers operate in a highly regulated environment. Our projects are often required to obtain, and to comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

•	failure to provide adequate financial assurance for decommissioning or closure;

•	failure to comply with environmental and safety laws and regulations or permit conditions;

•	local community, political or other opposition;

•	executive action; and

•	legislative action.

In addition, if new environmental or other legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals. Changes in requirements imposed by our environmental or other permits may lead us to incur additional expenses by requiring us to change or improve our waste management technologies and services to achieve and maintain compliance. There can be no assurance that we will be able to meet all potential regulatory changes.

Our International Operations Involve Risks That Could Have A Material Adverse Effect On Our Results Of Operations

For the year ended December 31, 2007, we derived approximately 5.0% and 4.0% of our pro forma revenues and pro forma gross profit, respectively, from our operations outside of North America. Our international operations are subject to a variety of risks, including:

•	recessions in foreign economies and the impact on our costs of doing business in those countries;

•	difficulties in staffing and managing foreign operations;

•	unexpected changes in regulatory requirements;

•	foreign currency fluctuations;

•	the adoption of new, and the expansion of existing, trade restrictions;

•	acts of war and terrorism;

•	the ability to finance efficiently our foreign operations;

•	social, political and economic instability;

•	increases in taxes;

•	limitations on the ability to repatriate foreign earnings; and

•	natural disasters or other crises.

Changes In Existing Environmental And Other Laws, Regulations And Programs Could Affect Our Business

A significant amount of our business relates to operations involving the safeguarding and disposition of radioactive materials directly or indirectly as a result of existing national and state laws, regulations and programs related to pollution and environmental protection. National, state and local environmental legislation and regulations require substantial expenditures and impose liabilities for noncompliance. Accordingly, a real or perceived relaxation or repeal of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of these programs, could result in a material decline in demand for our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and the industry's views on the cost-effectiveness of remedies available under the changed laws and regulations.

Our operations are subject to taxation by the U.S. and U.K. governments. In the event of a material increase in our taxes resulting from an increase in our effective tax rate or change in our scheme of taxation, we may not have the ability to pass on the effect of such increase to our customers and, as a result, our stockholders could bear the burden of any such tax increase. The risk of a material tax increase may be exacerbated by political pressure to limit our operations.

We And Our Customers Operate In A Politically Sensitive Environment, And The Public Perception Of And Radioactive Materials Can Affect Our Customers And Us

We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Public criticisms of our business resulting from political activism could harm our reputation, and our stock price could suffer.

Opposition by third parties to particular projects can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. Adverse public reaction to developments in the use of nuclear power or the disposal of radioactive materials, including any high profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers’ and our business.

We must be successful in winning new business mandates from our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract.

Our business strategy includes bidding on government contracts as a lead prime contractor in a consortium. In the past, we have operated as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional radiological services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

The Loss Of One Or A Few Customers Could Have An Adverse Effect On Us

One or a few government and commercial customers have in the past, and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

Economic Downturns, Reductions Or Diversions In Government Funding Could Have A Negative Impact On Our Businesses

Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of private and government entities to make expenditures on nuclear services may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, particularly within the funding levels of the environmental programs at the Departments of Energy and Defense. Significant changes in the level of government funding or specifically mandated levels for different programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows.

As A Government Contractor, We Are Subject To Extensive Government Regulation, And Our Failure To Comply With Applicable Regulations Could Subject Us To Penalties That May Restrict Our Ability To Conduct Our Business

Our government contracts are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. Similarly, some U.K. contracts are subject to audit by U.K. regulatory authorities. If these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse government authorities for amounts previously received.

Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. If we fail to comply with any regulations, requirements or statutes, our existing government contracts could be terminated or we could be suspended from government contracting or subcontracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

We Are Subject To Liability Under Environmental Laws And Regulation

We are subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or radioactive materials and wastes, the remediation of contamination associated with releases of hazardous substances and human health and safety. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Our projects often involve highly regulated materials, including hazardous and radioactive materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and sometimes require us to obtain permits and licenses and comply with various other requirements. Fees associated with such environmental permits and licenses can be costly. In addition, the improper characterization, handling, testing, transportation or disposal of regulated materials or any other failure to comply with these environmental, health and safety laws, regulations, permits or licenses have resulted in fines or penalties from time to time and could subject us and our management to civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our operations. These laws and regulations may also become more stringent, or be more stringently enforced, in the future.

Various national, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and clean-up of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management or environmental remediation. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws can be joint and several, meaning liability for the entire cost of clean-up can be imposed upon any responsible party.

When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers and third parties as a result of such exposures. In addition, we may be subject to fines, penalties or other liabilities arising under environmental or safety laws. Although to date we have been able to obtain liability insurance for the operation of our business, there can be no assurance that our existing liability insurance is adequate or that it will be able to be maintained or that all possible claims that may be asserted against us will be covered by insurance. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.

Our Operations Involve The Handling, Transportation And Disposal Of Radioactive And Hazardous Materials And Could Result In Liability Without Regard To Our Fault Or Negligence

Our operations involve the handling, transportation and disposal of radioactive and hazardous materials. Failure to properly handle these materials could pose a health risk to humans or animals and could cause personal injury and property damage (including environmental contamination). If an accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an accident could result in significant costs.

In our contracts, we seek to protect ourselves from liability associated with accidents, but there is no assurance that such contractual limitations on liability will be effective in all cases or that our, or our customers', insurance will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in many of our contracts. These policies do not protect us against all liabilities associated with accidents or for unrelated claims. In addition, comparable insurance may not continue to be available to us in the future at acceptable prices, or at all.

We Are Engaged In Highly Competitive Businesses And Typically Must Bid Against Other Competitors To Obtain Major Contracts

We are engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. We compete with national and regional firms with nuclear services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for nuclear service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits.

We must be successful in the competitive process with our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract.

Our business strategy includes bidding on government contracts as a lead prime contractor in a consortium. In the past, we have operated as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional nuclear services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. As a result, we may not be successful in being awarded the lead prime contractor role for any of these contracts.

Our Business And Operating Results Could Be Adversely Affected By Losses Under Fixed Price Contracts

Fixed-price contracts require us to perform all work under the contract for a specified lump-sum. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period.

If Our Partners Fail To Perform Their Contractual Obligations On A Project Or If We Fail To Coordinate Effectively With Our Partners, We Could Be Exposed To Legal Liability, Loss Of Reputation And Reduced Profit On The Project

We often perform projects jointly with contractual partners. Success on these joint projects depends in part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to perform its contractual obligations satisfactorily, we may be required to make additional investments and provide additional services in order to compensate for that partner's failure. If we are unable to adequately address our partner's performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.

Our collaborative arrangements also involve risks that participating parties may disagree on business decisions and strategies. These disagreements could result in delays, additional costs and risks of litigation. Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our results of operations.

Our Dependence On Subcontractors And Equipment Manufacturers Could Adversely Affect Us

We often rely on subcontractors and equipment manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials to provide such services, our ability to complete the project in a timely fashion or at a given profit margin may be impaired.

In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase those services, equipment or materials from another source at a higher price. This may reduce our profitability or result in a loss on the project for which the services, equipment or materials were needed.

Adequate Bonding Is Necessary For Us To Win Certain Types Of New Work

We are often required to provide by payment and performance bonds or other financial assurances and to customers under fixed-price contracts. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of March 30, 2008, we had approximately $1.35 million of such instruments outstanding.

The Elimination Or Any Modification Of The Price-Anderson Act’s Indemnification Authority Could Have Adverse Consequents For Our Business

The Atomic Energy Act of 1954, as amended, or the AEA, comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract at a DOE facility under a DOE prime contract or transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.

Our Use Of Level Of Effort Or Percent Complete Performance Account Could Result In Reduction Or Elimination Of Previously Reported Profits

A significant portion of our revenues are recognized using the level of effort or percent complete performance method of accounting. Generally, the performance accounting practices we use result in recognizing contract revenues and earnings based on output measures, where estimable, or on other measures such as the proportion of costs incurred to total estimated contract costs. For some of our long-term contracts, completion is measured on estimated physical completion or units of production. The cumulative effect of revisions to contract revenues and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known or can be reasonably estimated. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and such variances could be material to our operating results.

Our Success Depends On Attracting And Retaining Qualified Personnel In A Competitive Environment

Our operations require the services of highly qualified managerial and business development personnel, skilled technology specialists and experts in a wide range of scientific, engineering and health and safety fields. Partly because no new nuclear reactors have commenced construction since the mid-1970s, there has been a limited number of qualified students graduating from universities with specialized nuclear engineering or nuclear science-based degrees. As a result, the nuclear services industry is experiencing a shortage of qualified personnel. We face increasing competition and expense to attract and retain such personnel. Loss of key personnel or failure to attract personnel to expand our operations could have an adverse effect on our ability to operate our business and execute our business strategy.

Our Failure To Maintain Our Safety Record Could Have An Adverse Effect On Our Business

Our safety record is critical to our reputation. In addition, many of our government and commercial customers require that we maintain certain specified safety record guidelines to be eligible to bid for contracts with these customers. Furthermore, contract terms may provide for automatic termination in the event that our safety record does not comply with agreed standards during the performance of the contract. A failure to maintain our safety record could have a material adverse effect on our business, financial condition and results of operation.

General Risks

We May Need To Raise Additional Capital On Terms Unfavorable To Our Stockholders

Based on our current level of operations, we believe that our cash flow from operations, together with amounts we are able to borrow under our existing lines of credit, will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the foreseeable future. However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the environmental remediation and security industries. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our traditional and recently required operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our existing businesses.

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

We Have Historically Had Severe Working Capital Shortages, Even Following Significant Financing Transactions

Although we raised capital totaling approximately $20 million (net of expenses) during the last two fiscal years we have had working capital shortages in the past, and our consolidated financial statements for the twelve months ended December 31, 2007, indicate that we have a working capital deficit of approximately $12,338,458.

We issued 12% Debentures aggregating $2.75 million in June 2007 (net proceeds of $2.56 million after payment of fees and expenses). In August 2006 and in February 2006, the same investor purchased Debentures aggregating $4 million (net proceeds of $3.585 million after payment of fees and expenses and $4 million (net proceeds of $3.580 million after payment of fees and expenses), respectively. These debentures were restructured in the current quarter.

As a result of our recent financing activities, including our recently completed acquisition of Safety & Ecology Holding Corporation, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow throughout our 2008 fiscal year.

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

During the course of the last two fiscal years, we have raised capital of approximately $23 million (net proceeds of approximately $20 million after payment of fees and expenses) to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of Common Stock, convertible preferred stock and common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors and the exercise of previously issued common stock warrants and stock options. During this same period of time, we issued common stock warrants and shares of Common Stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing stockholders—both as a reduction of their percentage ownership in the Company and because of issuances that will be, when warrants are exercised or debentures are converted, at prices below the market.

The Series F Preferred Stock (the “Series F Stock”), the Series G Preferred Stock (the “Series G Stock”), the Series H Convertible Preferred Stock (the “Series H Stock”) and the Series I Convertible Preferred Stock (the “Series I Stock” and collectively with the Series F, G and H Stock, the “Preferred Stock”) have significant restrictions on our ability to raise any additional capital. If we raise additional working capital, we will likely have to issue additional shares of our Common Stock and common stock warrants at prices that may dilute the interests of our existing stockholders.

Our Common Stock Is Vulnerable To Pricing And Purchasing Actions That Are Beyond Our Control And, Therefore, Persons Acquiring Or Holding Our Shares Or Warrants May Be Unable To Resell Their Shares At A Profit As A Result Of This Volatility

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of new business prospects or introduction of new products by us or our competitors, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our technological innovations or new introductions of products by us or our competitors and developments or disputes concerning government contracts could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, and economic and other external factors all affect the market price of our securities.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Series H Preferred Stock and Secured Notes. On March 14, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with YA Global Investments, L.P. (“YA Global”), which provides for the transactions set forth below.

In connection with the Purchase Agreement, the Company authorized the designation of its Series H Convertible Preferred Stock, par value $.01 per share (the “Series H Preferred Shares”) consisting of 10,000 Series H Preferred Shares, which are convertible into shares of the Common Stock in accordance with the terms of the Certificate of Designations of the Series H Convertible Preferred Stock of the Company (the “Certificate of Designation”).

Pursuant to the Purchase Agreement, the Company sold to YA Global (1) $6,310,000 of secured notes (the “New Notes”) for a purchase price of $6,310,000, (2) 6,190 Series H Preferred Shares (the “New Preferred Shares”) for a purchase price of $6,190,000, and (3) a warrant (the “Warrant”) to be initially exercisable to acquire 83,333,333 shares of Common Stock (the “Warrant Shares”).

The Company and YA Global are parties to:

(1) a Securities Purchase Agreement, dated as of February 6, 2006, (“February 2006 Purchase Agreement”), pursuant to which, among other things, YA Global purchased from the Company an aggregate original principal amount of $4,000,000 of senior secured convertible debentures (the “February 2006 Debentures”), which had an outstanding principal balance of $3,810,000, plus accrued and unpaid interest thereon.

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

(3) Securities Purchase Agreement, dated as of June 1, 2007 the (“2007 Purchase Agreement”), pursuant to which, among other things, YA Global purchased from the Company an aggregate original principal amount of $2,750,000 of senior secured convertible debentures (the “2007 Debentures”), which are convertible into shares of Common Stock in accordance with the terms thereof, and which as of the date hereof has an outstanding principal balance of $2,750,000, plus accrued and unpaid interest thereon.

Pursuant to the Purchase Agreement, YA Global also exchanged (1) its February 2006 Debentures (but not accrued and unpaid interest thereon) in the amount of $3,810,000 for 3,810 Series H Preferred Shares (the “Exchanged Preferred Shares” and collectively along with the New Preferred Shares, the “Preferred Shares”); and (2) its August 2006 Debentures and the 2007 Debentures (but not accrued and unpaid interest thereon) for an aggregate original principal amount of $6,750,000 of senior secured notes in (the “Exchanged Notes” and collectively along with the New Notes, the “Notes”).

Each Series H Preferred Share accrues a dividend of 12% per annum. The holder of the Series H Preferred Shares (a “Series H Holder”) may convert the accrued dividends into Common Stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the company. The Series H Preferred Shares ranks pari passu with the Company’s Series I Convertible Preferred Stock and senior to all other series of the Company’s preferred stock and the Common Stock. Each share of Series H Preferred is convertible into 33,334 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $1,000 per share. Each Series H Preferred Share may be voted on as-converted basis with the Common Stock but in no instance will the voting power of a Series H Holder with respect to its Series H Preferred Shares (when aggregated with all other Common Stock beneficially owned by he, she or it) be permitted to exceed 9.99% of the shares permitted to vote at a meeting of the Company’s stockholders. In addition, Series H Holders are restricted from conversions of the Series H Preferred Shares that will result in it beneficially owning more than 9.99% of the outstanding Common Stock following such conversion.

The Notes accrue interest at a rate of 13% per annum and have a maturity date of March 13, 2010.

In connection with the Purchase Agreement, the Company issued to YA Global the Warrant to purchase up to 83,333,333 shares of Common Stock. The Warrant has an exercise price equal to $0.03, which may be adjusted under the terms of the warrant, and has a term of five years from the date of issuance on March 17, 2008. In addition, the holder of the Warrant is restricted from exercises of the Warrant that will result in it then beneficially owning more than 9.99% of the outstanding Common Stock following such exercise.

The Company also entered into a Registration Rights Agreement with the YA Global pursuant to which the Company is obligated, upon request of YA Global (or its successors and assigns), to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series H Preferred Shares and exercise of the Warrant.

Series I Preferred Stock. On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety”), HSCC Acquisition Corp. (“MergerSub”) and certain persons named therein.

Pursuant to the Merger Agreement, in exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) received, among other consideration: (1) an aggregate of 550,000 shares of Company Series I Convertible Preferred Stock (“Series I Stock”), (2) warrants to purchase up to 22,000,000 shares of the Common Stock (the “SEC Warrants”) and $3,900,000 in cash (collectively, the “Merger Consideration”).

Each share of Series I Stock accrues a dividend of 12% per annum. The holder of the Series Stock may convert the accrued dividends into Common Stock at a conversion price of $0.06 per share or receive a cash payment on liquidation of sale of the company. Each share of Series I Stock is convertible into 200 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $6.00 per share.

The SEC Warrants have an exercise price equal to $0.03, which may be adjusted under the terms of the warrant, and has a term of five years from the date of issuance on March 17, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description	Location
2.1	Agreement and Plan of Merger and Stock Purchase Agreement, dated March 13, 2008, by and among Safety & Ecology Holdings Corporation, HSCC Acquisition Corp. and certain other persons named therein.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 19, 2008

Exhibit	Description	Location
2.2
Amendment No. 1 to the Agreement and Plan of Merger and Stock Purchase Agreement, dated March 13, 2008, by and among Safety & Ecology Holdings Corporation, HSCC Acquisition Corp. and certain other persons named therein.
Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed May 7, 2008

3.1	Certificate of Designation for Homeland Security Capital Corporation’s Series H Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 19, 2008

3.2	Company’s Certificate of Designation for Series I Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 19, 2008

4.1	Warrant dated as of March 14, 2008 issued to YA Global Investments, L.P.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 19, 2008

10.1	Securities Purchase Agreement, dated as of March 14, 2008 between Homeland Security Capital Corporation and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2008

10.2	Registration Rights Agreement, dated as of March 14, 2008 between Homeland Security Capital Corporation and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 19, 2008

10.3	Security Agreement, dated March 14, 2008 by and among the Company, certain of its subsidiaries and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 19, 2008

10.4	Form of Senior Secured Note, dated as of March 14, 2008 issued to YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 19, 2008

10.5	Guaranty, dated as of March 14, 2008, in favor of YA Global Investments, L.P. from certain subsidiaries of Homeland Security Capital Corporation	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 19, 2008

Exhibit	Description	Location
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b) Reports on Form 8-K

On March 19, 2008, the Company filed a Current Report on Form 8-K reporting the Company’s financing with YA Global Investments, L.P.

On March 19, 2008, the Company filed a Current Report on Form 8-K reporting the Company’s acquisition of Safety & Ecology Holdings Corporation.

On March 25, 2008, the Company filed a Current Report on Form 8-K reporting the Company’s earnings call transcript and related press release.

On March 26, 2008, the Company filed a Current Report on Form 8-K reporting the Company’s appointment of Christopher Leichtweis as president and director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

/s/Michael T. Brigante
Michael T. Brigante
Chief Financial Officer

May 15, 2007