Form 10KSB
period 2008-06-30
Homeland Security Capital CORP
filed 2008-09-29
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2008 to June 30, 2008

Commission File No. 814-00631

Homeland Security Capital Corporation

(Exact Name of Registrant as Specified in Charter)

Delaware	52-2050585	1005 North Glebe Road, Suite 550 Arlington , Virginia 22201
(State or other jurisdiction	(IRS Employer	(Address of principal executive offices)
of incorporation)	Identification No.)	(Zip Code)

Registrant’s telephone number, including area code:	(703) 528-7073

Common Stock, par value $.001 per share
(Title of Class)

Securities Registered Under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value

Securities Registered Under Section 12(g) of the Exchange Act: None

Indicate by check mark if the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.  ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant’s most recently completed fiscal year), was $1,415,501 based on the closing price of the registrant’s common stock on Over-the-Counter Electronic Bulletin Board of $0.05 per share.

        There were 48,846,244 shares of common stock outstanding as of September 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

[Not applicable]

TABLE OF CONTENTS

Page

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

This filing contains forward-looking statements, including statements regarding, among other things, our (a) projected revenues and profitability, (b) growth strategies, (c) future financing plans and (d) anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” beginning on page 21 and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

Item 1. Business

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is a consolidator in the fragmented homeland security industry. The Company is focused on creating long-term value by taking controlling interest and developing its subsidiary companies through superior operations and management. We currently operate businesses that are international providers of specialized technology-based radiological, nuclear, environmental, disaster relief and security solutions to government and commercial customers. We expect to grow these businesses both organically and through acquisitions. The Company continues to target growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues and improve cash flows.

History

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

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously, Nexus acquired 100% of the common stock of Corporate Security Solutions, a security integration firm having a strong presence in the Mid-Atlantic region with a focus on the New York City market. At June 30, 2008, the Company owned approximately 93% of the outstanding capital stock of Nexus.

On September 15, 2006, the Company formed Polimatrix, Inc. (“PMX”) and, on September 18, 2006, entered into a U.S.-based joint venture with Polimaster, Inc., a company focused on the field of radiological detection and isotope identification. At June 30, 2008, the Company owned 51% of PMX.

On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “SEC Purchase Agreement”) with Safety & Ecology Holdings Corporation (“SEC”) and certain persons named therein. Pursuant to the SEC Purchase Agreement, the Company purchased 10,550,000 shares of SEC’s Series A Convertible Preferred Stock for an aggregate purchase price of $10,550,000. The Company effectively acquired 100% of SEC, subject to future management equity incentive programs, and at June 30, 2008 owned 100% of the outstanding capital stock of SEC. SEC is a provider of radiological services, remediation, decontamination, specialty construction and waste shipment services and solutions. SEC and its subsidiaries operate multiple offices extending from its corporate headquarters in Knoxville, Tennessee to offices in Newcastle upon Tyne, England to nuclear licensed facilities in Richland, Washington.

Business Overview

We are building consolidated enterprises through the acquisition and integration of businesses in the homeland security industry. In particular, the Company has focused on “consequence management” entities providing specialized technology-based radiological, nuclear, environmental and chemical, disaster relief and security solutions to government and commercial customers. We have sought to create long-term stockholder value by taking controlling interests in companies that provide homeland security products and services and helping them develop through superior operations, management and acquisitions. Our value creation strategy is designed to foster significant growth at our platform companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge. We are targeting emerging and established companies in fragmented sectors of the homeland security industry. These target companies are generating revenues from promising technologies and security products and services but face challenges in scaling their businesses to capitalize on opportunities in the homeland security industry.

Our goal is to become a leading consolidator of product and service companies in the fragmented homeland security industry. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team, and our ability to address the needs of our subsidiary management teams allow us to achieve our goal of being the “consolidator of choice” of acquisition candidates in the homeland security industry.

In order to achieve our goal, we have focused on:

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

           In general, we expect to hold our ownership interest in our platform companies as long as we believe that such company meets our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a platform company or other subsidiary no longer meets our strategic criteria, we will consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. We may achieve liquidity events through a number of means, including sales of an entire company or sales of our interest in a company, which may include, in the case of public companies owned by us, sales in the open market or in privately negotiated sales and public offerings of the company’s securities. We may, in certain cases, take our platform companies public through a registered spinoff, rights offering or stock dividend distribution by distributing our subsidiary’s stock held by us to our public stockholders and subsequently registering such shares with the United States Securities and Exchange Commission (the “Commission”).

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

Management and Operational Support

We offer management and operational support to our platform companies. We believe these services provide our companies with significant competitive advantages in their individual markets. The resources that we provide our companies in order to accelerate their development include the following:

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

We believe our business model provides us with competitive advantages. Our decentralized management approach allows managers of our acquired companies to benefit from the economies of a larger organization while simultaneously retaining local operational control, enabling them to provide flexible and responsive service to customers. Such an approach could, however, limit possible consolidation efficiencies and integration efforts. In addition, although our management team has experience in acquiring and consolidating businesses, we may have limited experience in the specific sectors of the homeland security industry that we select for consolidation. We, therefore, expect to rely in part upon management of acquired companies or other individuals who are experienced in the sectors which we pursue for consolidation.

Operating Strategy

Capitalize on Cross-Selling Opportunities. We leverage our current client relationships by cross-selling the range of products and services offered by our various platform companies. For example, we believe cross-selling opportunities will increase as we acquire businesses in various sectors of the homeland security industry.

Achieve Operating Efficiencies. We achieve operating efficiencies within our various platform companies. For example, as new businesses are acquired, we believe our existing technology infrastructure can support additional users. At the corporate level, we also seek to combine certain administrative functions, such as Sarbanes-Oxley compliance, financial reporting, insurance, employee benefits and legal support and to realize volume purchasing advantages with respect to travel and other purchases across the Company.

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

Implement Technology. We utilize technology to enhance our efficiency and ability to monitor our various companies. We believe we will be able to increase the operating margin of combined acquired companies by using operating and technology systems to improve and enhance the operations of the combined acquired companies. We believe that many of our acquired companies have not made material investments in such operating and technology systems because, as independent entities, they lack the necessary scale to justify the investment. We believe the implantation of such systems significantly increases the efficiency of our acquired companies.

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

Our Platform Companies

We currently conduct our ongoing operations through two majority-owned subsidiaries and one joint venture. The following chart provides certain information about those subsidiaries and the joint venture at June 30, 2008:

Name, Address And Headquarters	Place Of Formation	Ownership Percentage	Business

Safety & Ecology Holdings Corporation 2800 Solway Road Knoxville, TN 37931 www.sec-tn.com	Nevada, USA	100%	Safety & Ecology Holdings Corporation is an international provider of environmental, nuclear and radiological infrastructure remediation, disaster relief solutions and advanced construction services.

Nexus Technologies Group, Inc. 7 West Cross Street Hawthorne, NY 10532 www.nexusna.com	Delaware, USA	93% (remaining 7% owned by Nexus former management and directors)	Nexus Technologies Group, Inc. and designs, develops and installs integrated security systems for government and commercial clients.

Polimatrix, Inc. 1005 North Glebe Road Suite 550 Arlington, VA 22201 www.polimatrix.com	Virginia, USA	51% (remaining 49% owned by Polimaster Inc.)	Polimatrix, Inc. designs and manufactures proprietary network capable radiological detection and isotope identification devices and distributes other radiological detection equipment.

As a result of our ownership percentage and our ability to control of the boards of directors of the above subsidiaries, we consolidate the results of operations, excluding the minority interests.

The Company discontinued its RFID, access control and security software businesses upon the closing of the sale of its majority owned subsidiary, Security Holding Corp. (“SHC”), on August 29, 2007 (see Note 9 to the Consolidated Financial Statements).

Platform Company Businesses and Products

From January 1, 2008 through June 30, 2008, our revenues were generated from sales of: (1) $20,894,413 consisting of remediation and construction services (SEC) and (2) $2,259,837 consisting of engineering, design and installation of security systems and related services (Nexus). We believe that sales from these products and services will continue to increase during Fiscal Year 2009 (“FY 2009”), due mainly to the (i) the signing of new customer contracts for product and services in the case of PMX and SEC; and (ii) the growth in our backlog of services provided by Nexus. Additionally, in FY 2009, each of these platform companies will have been in operation as a subsidiary of the Company on a continuous basis, which we believe will enable them to better estimate staffing needs, inventory levels and products and services offered.

SAFETY & ECOLOGY HOLDINGS CORPORATION

SEC is a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the Untied States and the United Kingdom. SEC’s main core business areas and service offerings include: (1) construction, remediation and demolition, (2) environmental services, (3) environmental technologies, and 94) chemical, biological, radiological, nuclear and explosive incident (CBRNE) response and prevention as well as catastrophic natural disasters response.

Environmental projects require full-service capabilities and domain expertise in niche disciplines. SEC has established business areas that house its domain expertise and allow SEC to apply its core competencies in an economical and innovative manner. SEC’s domain knowledge is defined within four primary business areas: (i) Construction, Remediation and Demolition; (ii) Environmental Services; (iii) Environmental Technologies; and (iv) CBRNE Response and Prevention.

•

Construction, Remediation and Demolition. SEC is a fully licensed general contractor for building/facility construction offering services for government and commercial clients. SEC offers a full gamut of construction services that include: site prep, excavation, and treating; underground and overhead utility installation; electrical and mechanical installation; security fencing and device installation and upgrades; building renovation; piping; roadways, parking lots, and drainage system construction/repair; and landfill remediation and capping. SEC also engages in facility deactivation, demolition and closure solutions, including: project investigation; radiological pre-engineering; demolition planning; removing above ground structures and structural components; storing, testing, certifying, processing and shipping nuclear waste; and abatement of hazardous materials.

Environmental Services. SEC provides environmental consulting and staff services that are distinguished and unique among its world-wide competitors. SEC focuses its service offering on the application and integration of health physics, industrial hygiene and safety and health. In addition, SEC couples its technology with its instrumentation offering, on-site radiological laboratory capabilities, mobile radiological materials license, and a team of over 250 certified health physicists (“CHP”), certified industrial hygienists (“CIH”), engineers and radiological technicians to provide complete radiological services and consultation.

•

Environmental Services. SEC provides environmental consulting and staff services that are distinguished and unique among its world-wide competitors. SEC focuses its service offering on the application and integration of health physics, industrial hygiene and safety and health. In addition, SEC couples its technology with its instrumentation offering, on-site radiological laboratory capabilities, mobile radiological materials license, and a team of over 250 certified health physicists (“CHP”), certified industrial hygienists (“CIH”), engineers and radiological technicians to provide complete radiological services and consultation.

•

Environmental Technologies. For the past 16 years, SEC has developed and improved its processes and methodologies to deliver comprehensive project execution services to clients under firm-fixed price contracts. One of the fastest growing and profitable capabilities within SEC’s core competencies is the portfolio of technologies offered to clients as a direct service, a sub-

element of project services or as a component of a technical solution. The primary elements of SEC’s technology offering are instrumentation services, instrumentation technology and material management solutions.

•

CBRNE Response. SEC offers services, products and solutions for emergency response to chemical, biological, radiological, nuclear and explosive incidents (“CBRNE”) as well as catastrophic natural disasters.

SEC History

SEC, founded in June 1991 by Christopher P. Leichtweis, was incorporated as Safety and Ecology Consultants, Inc. in Delaware on March 10, 1992. The name was changed to Safety and Ecology Corporation in January 1997. Safety and Ecology Corporation was reincorporated as a Nevada corporation on April 10, 2001. Safety & Ecology Holdings Corporation was incorporated in Nevada on September 13, 2002, and through a reorganization on the same date became the parent company of Safety and Ecology Corporation. SEC initially focused on consulting to DOE facilities in support of the decommissioning of aging commercial and DOE facilities across the U.S. establishing a reputation as a premier organization for radiological health and safety expertise and reaching over 40 employees by 1994.

In 1996, SEC entered the remedial action market, initially focusing on small to medium projects. SEC faced limited competition as a small market nuclear remedial action contractor with vertical integration capabilities in radiological measurement, technology and nuclear license closure. By the end of 1998, SEC had landed significant radiological services awards with key Tier 1 DOE providers and obtained a strong-hold in the DOE as a premier nuclear radiological safety provider. Utilizing the momentum of recent awards, SEC opened strategic regional offices to extend SEC’s capabilities to other state and federal districts. In late 2000, SEC leveraged its consulting offering to provide complete solutions to clients through fixed-price project work. The expanded project offering provided decontamination and decommissioning (“D&D”) facility improvement and redevelopment services at many aging government and commercial facilities containing radiological and hazardous environments.

In late 2002, SEC focused its attention on the DOE’s 250 megawatt Fast Flux Test Facility Reactor Decommissioning Project in Richland, Washington, valued at $230 million over eight years. This was one of four major DOE small business contracts that included D&D of nuclear facilities. In 2004, SEC was awarded the FFTF project, which at the time was the largest DOE small business set aside ever awarded. SEC performed for a short period of time until protests against DOE’s contracting process ultimately led to the cancellation of the project.

In 2003, SEC acquired U.K.-based Environmental Technology Consultants as an entry vehicle into the U.K. market. SEC’s international expansion to the U.K. purposefully coincided with U.K.’s creation of the Nuclear Decommissioning Authority (“NDA”), which is responsible for the estimated $137 billion clean-up of the aging U.K. civilian nuclear facilities. Within its first year after the acquisition, SEC was awarded a $14 million project for the remediation and revitalization of Christmas Island (Kiritimati) in the South Pacific, previously occupied by the U.K. and the U.S. during nuclear testing in the 1950s.

SEC continues to expand its geographic and client diversification strategy through continued investment in key management, infrastructure, training and technologies. SEC leverages its track record of success to land high profile contract awards including:

•	Controlled explosives demolition of DOE’s LOFT Reactor in Idaho (2006)
•	Emergency response to FEMA in support of Hurricane’s Rita and Katrina (2005-Present)
•	Remediation of the 100-Area D Reactor landfill and containment areas (2006-Present)
•	Radiological surveys and clean-up activities in support of the Russian spy scandal in London (2007)
•	DOE NNSA International nuclear safety and Global Threat Reduction Initiative (2007-Present)
•	USACE Buffalo District MARC (2007-Present)
•	Remediation and revitalization of Christmas Island (Kiritimati) in the South Pacific (2004-2008)
•	NASA Plum Brook Reactor Decontamination and Decommissioning (D&D) (2008 - Present)

•	DOE-NETL Beryllium Remediation and Decontamination (2008 -Present)
•	Facility Upgrades and Specialty Construction Services for local manufacturing company (2007-Present)
•	Lawrence Berkely National Lab Complex Demolition of Bevetron Accelerator D&D (2008-Present)
•	DOE Separations Process Research Unit (SPRU) Deactivation and Demolition (2007-Present)
•	FAA Emergency Response for Southeastern U.S. (2007-Present)
•	United States Army Corps of Engineers New Orleans - Emergency Response/Debris Removal (2007 - Present)
•	DOE NETL Remediation for Albany, Oregon (2008-Present)
•	St. Louis HTRW Contract (2008-Present)

SEC has an established history of past performance and brand recognition in the federal and commercial market for nuclear “cold war” facility remediation and project completion. SEC considers itself a consequence management provider with a focus on remediation opportunities among legacy sites as well as recurring opportunities among disaster or other accident sites. By leveraging its unique experience and a comprehensive suite of core competencies, SEC has earned the reputation as a leading company for executing complex and high profile projects in these established and emerging markets. In the past five years, SEC has expanded its offering both domestically and globally addressing the pressing issues of federal facilities rebuild programs, non-proliferation, emergency response, anti-terrorism and advanced construction.

SEC addresses government and commercial customers needs as a single source provider for technology-based nuclear services including engineering, D&D, specialty construction, logistics, transportation, processing and disposal. SEC has over 400 employees in its domestic and international offices and has been ranked as high as 12th (2003) among Engineering News-Record’s top federal nuclear remediation companies. SEC’s differentiated skills, project management expertise and efficient business processes have uniquely positioned SEC as a trusted service provider to domestic and international customers. SEC has established a stronghold in these markets utilizing strategic office locations in the U.S. and U.K., while also displaying versatility by executing critical need programs in remote environments including: hurricane relief in Louisiana; facility construction and clean-up activities at Christmas Island (Kiritimati); and global emergency and anti-terrorism response.

Domestically, SEC provides government and commercial organizations the ability to safely execute radiological and hazardous material oriented projects as energy infrastructure continues to erode and environmental awareness emerges as a national priority. This specialized work environment and high barrier-to-entry market requires high-level expertise combined with consistent delivery of on-time, on-budget results and an outstanding safety record. Within the U.S. federal government, the DoD, DOE and the Department of Homeland Security (“DHS”) continue to drive demand for radiological and hazardous material services. SEC has significant penetration in all three of these important customers, as a prime or subcontractor, and continues to build strong brand recognition and a reputation for consistent delivery of high-quality, cost-effective, safe and timely results. Management believes an increased focus on environmental issues and strong demand for legacy facility remediation will create a strong potential for growth by SEC, as evidenced by the recent U.S. Congressional approval for full funding of the $5.36 billion FY 2008 budget request for DOE’s continued defense environmental clean up efforts.

SEC continues to execute on a focused strategy to become the premier provider for complex radioactive material remediation and D&D projects. SEC maintains significant competitive advantage when competing on specialized DOE project opportunities due to (1) the knowledge level and experience required in dealing with the complicated DOE regulatory environment, and (2) SEC’s strong relationships forged with DOE site and project managers. SEC’s international relationships with the U.K. NDA and with Defence Estates (“DE”), an agency of the U.K. Ministry of Defence (“MoD”), continue to offer growth opportunities. SEC leverages these Governmental Decommissioning Service relationships and continues to aggressively pursue domestic and international opportunities within its niche and has established relationships and obtained significant positions in major initiatives globally, including:

•	DOE Accelerated Closure Program
•	DOE Non-proliferation Programs

•	Base Realignment and Closure (“BRAC”) Programs
•	United States Army Corps of Engineers (“USACE”) Formerly Utilized Sites Remedial Action Program (“FUSRAP”) - WWII Manhattan Engineering Project Site Closures
•	Environmental Protection Agency (“EPA”) and State Superfund Programs
•	U.S. Commercial Nuclear Decommissioning of 96 Aging Plants
•	U.K. NDA Programs
•	UK Government Decontamination Services
•	U.K. MoD Asset Reduction Program - Contaminated Site Closures

SEC’s diverse customer base and long-term relationships enhance the stability of SEC’s revenue stream by mitigating customer risk.

SEC Core Business Areas

SEC organizes its service offering into four core business areas that best leverage SEC’s domain expertise and meet the needs of clients. These core business areas are: (i) Construction Remediation and Demolition; (ii) Environmental Services (Safety and Health: Radiological, Health Physics, Environmental, Safety and Health Services, and Environmental Engineering and Consultancy); (iii) CBRNE Response (Disaster Relief to Anti-terrorism) and Prevention; and (iv) Environmental and Instrumentation Technology. SEC draws on the expertise within each core business area to provide leadership in developing innovative solutions and support proposal development initiatives. This expertise allows SEC to provide a full-service approach to its environmental, hazardous and radiological infrastructure remediation and advance construction service offerings.

SEC has applied this offering to over 100 projects and service contracts in these core business areas ranging in size from $10,000 commercial applications to over $235 million in sub-contracts with the DOE Tier 1 contractors, providing comprehensive radiological support and complete programmatic infrastructures.

Construction, Remediation and Demolition

Facility D&D, Demolition and Site Closure. SEC has completed demolition of over 175 facilities containing hazardous and radioactive materials in the past 13 years and has consequently established a process, team, and safety culture to assure project completion. On a project site, SEC utilizes capabilities enabling full project completion of facility deactivation, demolition and closure solutions, including: project investigation; radiological pre-engineering; demolition planning; removing above ground structures and structural components; storing, testing, certifying, processing and shipping nuclear waste; and abatement of hazardous materials. SEC maintains expertise in performing all work in accordance with EPA and a myriad of applicable state and federal regulations and guidance.

Federal Facility Specialty Construction. SEC’s award-winning niche competency in specialty construction couples SEC’s fundamental project management skills and technical expertise. SEC applies this competency to meet the stringent building specifications associated with opportunities subject to government quality control requirements and standards, requiring cleared work forces or advanced construction techniques. SEC has received numerous accolades for its expertise in the area of specialty construction. In 2007, SEC was recognized as the Bechtel Jacobs Company Small Business Subcontractor of the Year and as a Top 50 Construction Contractor in the State of Tennessee (2006). The company was also ranked 105th in Engineering News Record’s Top 200 Environmental Firms for 2007. SEC focuses exclusively on opportunities that leverage the core competencies mentioned above and avoids commercial or residential projects that require limited advanced technical considerations.

Environmental Services

Environmental Safety and Health. SEC leverages advanced technology offerings to support radiological and hazardous facilities requiring site characterization, innovative rapid survey technologies, Multi-Agency Radiation Survey and Site Investigation Manual (“MARSSIM”), instrumentation services, laboratory services and Final Status Survey (“FSS”). As the second largest “turnkey” radiological support services contractor in the United

States, SEC maintains a reputation for providing practical, technical and cost saving approaches to DoD, DOE and many nuclear power utilities. SEC’s infrastructure exists for the primary purpose of providing radiological engineering services in a safe manner with significant cost reductions.

Environmental Engineering/Consulting. SEC’s ability to integrate proven and practical technical, operational, safety, health and environmental practices enables SEC to provide environmental planning, managing, engineering and construction services. SEC assists its clients in managing their reuse water, reliable water and wastewater programs, including SEC is sludge digestion, industrial and municipal wastewater and landfill leachate consultancy and management. SEC maintains expertise in engineering studies, design, construction management and systems integration/optimization to provide state-of-the-art technologies and experienced personnel to clients. SEC’s domestic staff is comprised of skilled problem-solvers with technical and management experience. This staff routinely manages tasks as diverse as utility pollution controls, water supply/treatment systems, metals/chemical manufacturing systems, petrochemical production and many other industrial processes.

Waste Management. SEC is one of the top 20 providers of complex hazardous, radioactive and nuclear waste management to the government and commercial sectors. SEC applies its strengths in health physics to define waste characterization technologies and advanced engineering techniques to minimize sampling requirements while reducing waste quantities. SEC employs eight waste management specialists with expertise and experience in the transport and disposal of chemical, biological, radiological and mixed waste materials. These experts are responsible for the disposal of 600,000 cubic yards of waste over the past five years. SEC’s experience in hazardous materials.

These key components of the SEC’s environmental services domain knowledge are summarized below.

•

Radiological, Health Physics and Industrial Hygiene (“HP/IH”). SEC was built on these technical disciplines that are critical to the health and safety of industrial and environmental operations. SEC’s team of HP/IH professionals and technicians maintain certification and training to provide services throughout the federal government and nuclear utilities.

•

Resource Management. Successful management of technicians in support of radiation control projects requires a system of staff utilization that reduces overhead or idle time and provides management with a concise and accurate methodology for defining available expertise quickly. SEC also maintains a professional human resources department with recruiting experience in finding requisite resources to mobilize to the field on short notice.

•

Senior Safety and Health Leadership. SEC has completed several projects requiring significant planning to address safety and project risks to ensure success. SEC’s team of safety professionals is integrated into the proposal development and risk management process to ensure all safety risks are mitigated through technical approaches. Every SEC project is assigned a full-time environmental safety and health manager to monitor and implement the SEC Safety Culture.

SEC’s ERP Systems. Management of complex projects requires a supporting infrastructure that provides timely access to a variety of financial and operational data utilized to monitor costs and track progress against the project schedule. SEC’s ERP system provides the basis for tracking every element of project performance from anywhere in the world. SEC’s team of IT professionals maintain current and thorough understanding of advanced networking, communications, and software to ensure global data transfer is provided to project managers.

Environmental Technologies

SEC frequently develops new application technologies while solving problems for clients. SEC partners with instrumentation manufacturers Canberra, AREVA Group and Ludlum Instruments to modify commercial-off-the-shelf (“COTS”) equipment and to provide and integrated solution for specific project applications. SEC maintains one of the largest radiological instrumentation and survey technology facilities in the U.S. and has designed and built over 13 innovative survey and surface removal devices. SEC couples its proprietary HUBLER and IRISS tools with state-of-the-art imaging equipment to precisely locate contaminated items in a fast and cost-

effective manner. SEC’s internal mission is to seek out new technologies in the areas of environmental management, remediation, characterization, ground water management, radiological detection and occupational monitoring technologies. SEC’s forward thinking in developing an instrumentation line offers a vertical “turnkey” service to its clients and allows SEC to apply industry specific modifications to equipment that dramatically revolutionizes and improves the radiological survey, data collection, and Global Positioning System (“GPS”) mapping industry. Applications combining this technology integration include:

•

SEC’s extensive large-scale radiological characterization and decontamination experience and radiological instrumentation research and development position SEC to assist in the detection and removal of airborne particulate materials dispersed over large areas and building surfaces through “dirty bombs” or other methods. SEC utilizes the application of this technology on task orders on U.K. CBRNE and DOE-NNSA contracts.

•

SEC has invested over $3.5 million in environmental instrumentation that services the industry and environmental air, water, and waste services markets throughout the U.S. This equipment is primarily a rental instrumentation and service offering to clients across all sectors of the industry and represents a significant growth opportunity for SEC.

CBRNE Response and Prevention

Emergency Response (Hurricane Relief to Anti-Terrorism). SEC’s extensive nationwide network of multi-disciplinary engineers, scientists and technicians can provide emergency response services for virtually any natural or manmade disaster. SEC provides international emergency response services to numerous U.S. federal clients including DOE, DoD, USACE and FEMA as well as three U.K. government agencies. This service offering focuses on two key types of response actions: (i) catastrophic natural events and (ii) chemical, biological, radiological, nuclear and releases or terrorist attacks. SEC’s incident response resources include a pre-trained mobile response staff, innovative survey and surface removal technologies and a network of international offices. SEC’s experience encompasses some of the most important and high-profile emergencies in recent years:

•

SEC supported Hurricane Katrina recovery efforts along the Gulf Coast providing hazardous material removal efforts for EPA and logistic solutions for FEMA’s temporary housing programs through a $100 million contract to provide Trailer Maintenance and Deactivation support services to approximately 6,000 homes.

•

SEC has responded to 38 emergency call-outs since 1999 through task orders under its $250 million environmental and radiological support services contract at DOE sites located in Oak Ridge, TN, Paducah, KY, and Portsmouth, OH.

•

In 2005, SEC was awarded a five year U.K.-wide CBRNE response contract. Responsibilities under this contract include radiological hazard characterization, decontamination management and execution, environmental air dispersion modeling and waste and material sampling.

Threat Reduction/Security. SEC provides radiation detection monitoring capabilities that include portal entry applications, vehicle detection equipment installation and physical security systems which enable customers to detect the presence of nuclear material potentially used in “dirty bombs”. SEC supports DOE-NNSA’s Global Threat Reduction Initiative program by providing security assessment and construction services world-wide in order to secure nuclear threats in former Soviet block countries, Libya and the Middle East.

Locations

     SEC is headquartered in Knoxville, Tennessee, which represents a strategic competitive advantage and a cost and tax efficient location for SEC. Additionally, Newcastle upon Tyne, England represents SEC’s international headquarters and access into the U.K. and European markets and world-wide reach to the east. SEC believes that having a strong presence at customer facilities and being close to decision-makers allows SEC to further position itself in its customers and teaming partner’s operations. Geographic proximity also provides for greater insight into opportunities to increase the scope of SEC’s contracts and allows managers to identify, propose and respond to customer needs. Recent investment to these strategic “hot area” offices represent the greatest opportunity for growth and access to secured federal funding. Critical marketing and networking presence in these regions are important to capture large opportunities and respond daily to clients needs. SEC has a global presence, with offices and customer co-locations, and project offices in 10 States, 22 Cities, 8 DOE federal facilities and commercial sites around the world. Our U.S. office locations include Oak Ridge, TN; Richland, WA; Jacksonville, FL; Port Allen, LA; Los Alamos, NM; Cincinnati, OH; Tonawanda, NY, Pittsburgh, PA; Arlington, VA; and Huntsville, AL, with U.K. offices located in Newcastle upon Tyne, London; Westlakes, Cumbria; and North of Scotland. SEC’s geographic reach provides significant advantages with respect to existing and upcoming opportunities in its markets.

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

The market for integrated security applications is one that is rapidly growing as the business and public sectors continue to recognize the importance and benefits of protecting their personnel, facilities and assets. Nexus is positioned to capitalize on this trend and lead the industry in system design and innovation. By leveraging a unique combination of the latest technology and its management’s many years of industry experience, Nexus provides innovative, engineered and scaleable solutions to effectively protect people, property and assets for regional, national and international organizations. Based on a solid reputation for excellence, Nexus is typically contracted for the more technically challenging security integration projects.

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

POLIMATRIX, INC.

In September 2006, we formed Polimatrix, Inc., a U.S.-based joint venture with Polimaster, Inc. (“Polimaster”). Polimaster, a company involved in the field of radiological detection and isotope identification. Polimaster has been in the radiological detection business for fifteen (15) years with its technology widely in use in the U.S. Department of State, U.S. Secret Service, Coast Guard and the New York Police Department.

Studies have shown that a major threat to security in the United States is the potential introduction of nuclear and radiological contamination by terrorists through the use of a nuclear device or a “dirty bomb,” a radiological dispersion device (“RDD”) that is not a nuclear bomb and does not result in a nuclear explosion. Rather, an RDD is a device that contains radioactive materials and some method by which those materials can be spread over a wide area. Either of these devices can be built in a variety of sizes, and the radiation released can cause physical and environmental contamination, economic damage and physical harm. According to a study by the Center for Technology and National Security Policy at the National Defense University, “the threat of a radiological attack on the United States is real, and terrorists have a broad palette of radiological isotopes to choose from. It could cause tens to hundreds of fatalities under the right circumstances, and is essentially certain to cause great panic and enormous economic losses.” According to the International Atomic Energy Agency (“IAEA”) there were 103 confirmed incidents of illicit trafficking and other unauthorized activities involving nuclear and radioactive materials in 2005, the latest year for which statistics are available.

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

PMX, through an exclusive agreement, purchases from Polimaster and resells portable handheld devices for networked radiological detection and isotope identification. This line of devices has been tested by several commercial customers and government agencies at both the federal and state levels. Additionally, the products have been rigorously field-tested by nationally recognized laboratories such as Argon National Laboratory. These tests have shown the products to be superior to competitors products and in part led to the November 2007 award by the Illinois Law Enforcement Alarm System (ILEAS), for procurement of up to 20,000 portable detectors. This award is believed to be the largest such award in the United States and the first purchase order for 5,000 units has been received with shipments starting in October 2008. This exclusive line of devices, collectively called RadFlash, are highly cost effective, networkable and capable of rapid isotope identification, while eliminating many of the false positives inherent in most of our competition’s products. These advantages allow rapid low cost deployment of a distributed detection network that is randomized and layered. A major deployment of these devices will cost less than the competitors’ devices; devices that have significantly less capabilities. A RadFlash network also provides real-time situational awareness and empowers command, control and communications.

The PMX strategy includes:

•	Widespread deployment of a small, intelligent, networked isotope identification device that is comparably inexpensive;
•	Deploying devices with federal, state and local law enforcement agencies, firefighters and first respondents;
•

Saturate cities with networked devices, effectively creating a randomized, layered and distributed network putting terrorists constantly at risk, degrading their ability to act, move, operate and attack (postal workers, rental car agencies, toll booths, taxi cabs, subways and courier services); and

•	Keeping devices small, scaleable, simple to use and cost effective, and understanding and enabling real time networked communications for command and control tracking.

Subsidiary Dispositions

In August 2006, we acquired a majority interest in SHC, through the purchase of $3,000,000 of SHC’s convertible preferred stock. Simultaneous with our acquisition of SHC, SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”), a Wisconsin corporation, through a merger with SHC. SHEI owned 100% of the outstanding equity of each of Auto Access Identification, Inc., SecurityInc, LLC and Cyberlynk.

On August 29, 2007, the Company discontinued the operations of its majority owned SHC subsidiary. The Company sold its ownership to Vuance Ltd. (“Vuance”) in exchange for 692,660 common shares of Vuance, valued at $3,581,052 on the date of the sale (see Note 19 to the Consolidated Financial Statements). The Company continues to hold all of these Vuance shares.

Investments

On August 29, 2007, the Company completed the sale of its majority interest in SHC to Vuance. As consideration for its interest in SHC, the Company received 692,660 restricted common shares in Vuance

(NASDAQ: VUNC) valued at $5.17 per share or a total sales price of $3,581,052 (see Note 9 to the Consolidated Financials Statements). The Company classifies these Vuance shares as “available-for-sale” for financial reporting purposes and accordingly adjusts the carrying value of the shares at the closing market price on the valuation date by recording an increase or decrease in the value of this investment and a corresponding increase or decrease in shareholders’ equity. At June 30, 2008, the carrying value of this investment was $2,057,197, or $2.97 per share.

On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), a company controlled by C. Thomas McMillen, our CEO. The loan was for working capital purposes and is evidenced by a note bearing five percent (5%) interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by Mr. McMillen. SAAH is the initial principal stockholder in Secure America Acquisition Corporation (“SAAC”), a blank check company, whose primary purpose is to seek an acquisition or business combination in the homeland security industry, excluding companies whose primary focus is secure data facilities or whose enterprise value is less than $60,000,000. As an inducement for granting the loan, the Company received a membership interest in SAAH, which entitles it to receive 250,000 shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has until October 23, 2009 to consummate.

On October 22, 2007, the Company purchased seventy five thousand (75,000) membership interests in SAAH by making an investment in SAAH in the amount of one hundred fifty thousand dollars ($150,000). The membership interests entitle the Company to receive seventy five thousand (75,000) shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has until October 23, 2009 to consummate.

SAAC (AMEX: HLD) completed an Initial Public Offering (“IPO”) on October 29, 2007. Notwithstanding the completion of the SAAC IPO, the Company does not value, at market prices, the 325,000 shares of common stock of SAAC it is entitled to receive as a result of its membership interests in SAAH. Management believes that some uncertainty to the successful completion of an acquisition or business combination exists and therefore chooses to carry its loan to SAAH at the principal amount plus accrued interest less repayments and its investment in SAAH at the original investment amount. At June 30, 2008, these amounts were $393,360 and $150,000, respectively.

Between November 19, 2007 and December 21, 2007, the Company loaned $90,400 to Green Energy Acquisition Holdings LLC (“GEAH”). The loans are for working capital purposes and are evidenced by a note that does not bear interest and is due the earlier of December 7, 2008 or the successful completion of an Initial Public Offering by Green Energy Acquisition Corporation (“GEAC”), in which GEAH is the initial principal shareholder. At June 30, 2008, the amount outstanding on the note was $90,400.

The Company measures impairment of its investments and notes on a monthly basis and adjusts the carrying amounts accordingly.

Significant Customers

For the year ending June 30, 2008, our SEC subsidiary generated approximately 78% of total revenues from contracts or subcontracts with the U.S. Government. SEC generated 10% or more of consolidated revenue over the last year from each of the U.S. Department of Energy, Bechtel Jacobs Company and Alcoa Inc. For the year ended December 31, 2007, our Nexus subsidiary generated approximately 40% of the total revenues from a contract with Greystone Psychiatric Hospital. For the year ended December 31, 2006, the Company did not have any customers that generated greater than 10% of our consolidated revenues or consolidated net accounts receivable.

Significant Suppliers

            For the fiscal years ended June 30, 2008, December 31, 2007 and December 31, 2006, PMX was required to purchase all of its products from Polimaster, our joint venture partner in PMX. If our relationship with Polimaster were to terminate or if PMX were unable to purchase radiation detection products from them, for any reason, our business could be materially adversely affected.

Research and Development

Consistent with our product development strategy, we are seeking to identify and evaluate new products and services in all our subsidiaries. During 2006, 2007 and through the six months ended June 30, 2008, we did not have any material research and development expenditures. During FY 2009, we expect to focus our research and development efforts on existing and new products for homeland security applications, specifically in our PMX subsidiary. Although we identified several new additions to the PMX family of products, we did not develop any products beyond the conceptual stage as of June 30, 2008. While we continue to move forward with our research and development programs and pursue the establishment of proprietary patented, copyrighted or trademarked products, as appropriate, we do not expect to receive significant revenues in FY 2009 from these products.

Patents and Proprietary Rights

As of June 30, 2008, we do not have any patents. We rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect our technology, intellectual property and proprietary rights. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, processes and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property. See “Risk Factors” beginning on page 21.

In September 2006, we entered into an exclusive licensing agreement with Polimaster that entitles us to the exclusive intellectual property rights of the RadFlash product line (other than in Japan, Egypt and the countries that comprised the former Soviet Union). The licensing agreement had an original term that expired on December 31, 2007 but automatically renews for 10 one-year periods. The licensing agreement may be terminated by Polimaster if certain contractual milestones are not achieved by the end of the 2008 and 2009 calendar years. Polimaster is entitled to receive a 5% royalty fee based on gross revenues for the sale of the RadFlash product. Polimaster has filed a patent application on the RadFlash product. We can offer no assurances that any patents will be awarded related to this product.

SEC has filed for protection of certain logos and trademarks with the U.S. Patent and Trademark Office.

Competition

Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than the Company. Some of our competitors may form partnerships or alliances with other large homeland security companies, with the resulting entity possessing greater market strength than we have. Many of the areas in which we either compete or intend to compete are rapidly evolving. Competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of product performance, proprietary position and price and performance, in many cases the first company to introduce a product or service to the market will obtain at least a temporary competitive advantage over subsequent market entrants. We face competition in both of our subsidiaries and in our joint venture as described below.

           SEC. SEC is engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our clients operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which SEC competes. Some of SEC’s competitors are larger and may possess greater resources than SEC does, which may give them an advantage when bidding for certain projects. Competition also places downward pressure on SEC’s contract prices and profit margins. Intense competition is expected to continue for government environmental service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If SEC is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.

     SEC’s business strategy includes bidding on government contracts as a lead prime contractor in a consortium. In the past, we have operated as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, SEC will be competing directly with a number of large national and regional radiological services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than SEC. Many of these companies also have long-established customer relationships and reputations.

     SEC’s principal competitors in small business environmental project management include: Stoller, Cabrera, Portage, Northwind, Demco, Eagle, Pro2Serv, and Navarro. Our significant large business project management competitors include Energy Solutions; URS; Tetra Tech; Shaw Environmental; C2HM Hill; and Washington Group.

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

Government Regulation

Regulation and standards of government agencies in the United States and other countries is a significant consideration in the research, development, production, distribution and marketing of our radiological detection products and in delivering our environmental remediation services. In order to test, manufacture, distribute, market and sell products and provide services, we must comply with applicable environmental and safety guidance established by regulatory authorities. We may be subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions and manufacturing practices, and the use, storage and disposal of hazardous or toxic materials used in connection with our research, development, manufacturing activities and services. The regulations potentially material to our business are summarized below.

     Radiological Detection. The federal government does not specifically regulate performance of our radiological detection devices. However, in developing and testing our devices we use licensed radiological sources to verify product effectiveness. These radionuclides are regulated by state and national agencies.  Users must obtain and maintain licenses to possess these materials or to provide services that involve radioactive materials. These state and national authorities also regulate the purchase, shipment and storage of such materials, and we are subject to unannounced inspections to verify compliance with license requirements and regulations. Additionally, the American National Standards Institute (“ANSI”) promulgates performance and testing criteria that are factors in determining whether our products are qualified for procurements involving federal grant funds.  Certain PMX instruments have been tested by Department of Homeland Security and other third-party validators and have been shown to meet applicable portions of these standards. As a result, those devices are included in the Responder Knowledge Base list of qualified products. Similar programs operate in other countries using national or international standards, and our devices generally comport with these international criteria. Beyond these general standards, individual procurements typically include minimum performance criteria that instruments must meet to be qualified. These procurement standards by necessity must be evaluated on a case by case basis.

Environmental Remediation. SEC is subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or radioactive materials and wastes, the remediation of contamination associated with releases of hazardous substances and human health and safety. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Our projects often involve highly regulated materials, including hazardous and radioactive materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and sometimes require us to obtain permits and licenses and comply with various other requirements. Fees associated with such environmental permits and licenses can be costly. In addition, the improper characterization, handling, testing, transportation or disposal of regulated materials or any other failure to comply with these environmental, health and safety laws, regulations, permits or licenses have resulted in fines or penalties from time to time and could subject SEC and SEC’s management to civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our operations. These laws and regulations may also become more stringent, or be more stringently enforced, in the future.

Various national, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and clean-up of hazardous or toxic substances on property currently or previously owned by SEC or arising out of SEC’s waste management or environmental remediation. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws can be joint and several, meaning liability for the entire cost of clean-up can be imposed upon any responsible party.

Product Liability and Insurance

Our business exposes us to substantial product, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, installation, marketing, distribution, and in the use of our products and operations and delivery of our services. We have at our subsidiaries, and will attempt to renew, liability insurance in order to protect ourselves from potential exposures; however there can be no guarantee that upon expiration of our current coverage, adequate insurance coverage will be available, or, if available, that the cost will be acceptable. Furthermore, a liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product or correct substandard services, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions. Additionally, we intend to apply for “Homeland Security product coverage” under the United States Safety Act, specifically in reference to our PMX products. If this application is accepted, we, our manufacturers and our clients would be covered for liability of that product in the event the specified product was in place during an occurrence defined as a terrorism attack.

Employees

As of June 30, 2008, we had 387 full-time employees. We have 365 employees employed by our SEC subsidiary; 19 employees employed by our Nexus subsidiary; and 3 employees employed by our corporate offices.

We consider our relations with our employees to be good. Certain of our employees are covered by a collective bargaining agreement. We also employ a number of contractors, consultants and part time employees on a regular basis.

The address of our principal executive offices, and our telephone and facsimile numbers at that address, and our website address are:

Homeland Security Capital Corporation
1005 North Glebe Road, Suite 550
Arlington, VA 22201
Telephone No.: (703) 528-7073
Facsimile No.: (703) 528-0956
www.hscapcorp.com

ITEM 1A. Risk Factors

WE ARE SUBJECT TO VARIOUS RISKS, WHICH MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED.

We Have A Limited Operating History Which Makes It Difficult To Evaluate Our Current Business And Future Prospects And May Cause Our Revenues To Decline

The Company consolidates companies in the homeland security industry. Until its acquisitions of Nexus and Security Holding Corp. in 2006, its joint venture with Polimaster in 2006 and its acquisition of SEC in March 2008, the Company had not generated any revenues since 2002 other than interest income on its cash. The Company’s ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such acquired business and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.

We Are Dependent Upon Key Personnel Who Would Be Difficult To Replace And Whose Loss Could Impede Our Development

The Company believes that its success depends principally upon the experience of C. Thomas McMillen, its Chairman and Chief Executive Officer, Christopher P. Leichtweis, its President, and Michael T. Brigante, its Chief Financial Officer. Although Messrs. McMillen and Brigante have substantial experience in acquiring and consolidating businesses, our acquired companies personnel do not have significant experience in managing companies formed for the specific purpose of consolidating one or more companies. Additionally, Messrs. McMillen and Brigante did not have experience in managing companies in the various sectors of the homeland security industry (other than McMillen’s experience in managing Fortress America Acquisition Corporation (“FAAC”)). As a result, the Company likely will rely significantly on the senior management of the businesses it acquires. Such acquired senior management may not be suitable to the Company’s business model or combined operations.

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

Appropriate Acquisitions May Not Be Available Which May Adversely Affect Our Growth

The results of the Company’s planned operations are dependent upon the Company’s ability to identify, attract and acquire additional desirable acquisition candidates, which may take considerable time. Our acquisition strategy is important to the success of our business because it supports our strategy of selling a broad platform of integrated offerings for customers who we believe prefer to buy multiple product and service offerings from fewer vendors. The Company may not be successful in identifying, attracting or acquiring additional acquisition candidates, in integrating such candidates into the Company or in realizing profits from any acquisition candidates, if acquired. Other companies also pursue acquisitions of companies in the homeland security marketplace and we expect competition for acquisition candidates in our industry to increase, which may mean fewer suitable acquisition opportunities for us, as well as higher acquisition prices. In addition, even if we are successful in acquiring target companies, we may have difficulty integrating the acquired companies’ product and service offerings with our existing offerings and sales channels, which would reduce the benefits to us of the acquisitions and limit the effectiveness of our strategy. The failure to complete additional acquisitions or to operate the acquired companies profitably would have a material adverse effect on the Company’s business, financial condition and/or results of operations.

If Our Consolidation Strategy Is Not Successful, Our Operations And Financial Condition Will Be Adversely Affected

One of the Company’s strategies is to increase its revenues, the range of products and services that it offers and the markets that it serves through the acquisition of additional homeland security businesses. To date, the Company has completed three acquisitions. Investors have no basis on which to evaluate the possible merits or risks of any future acquisition candidates’ operations and prospects. Although management of the Company will endeavor to evaluate the risks inherent in any particular acquisition candidate, the Company may not properly ascertain all of such risks.

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

Our efforts to acquire and collaborate with complementary businesses have placed, and will likely continue to place, a significant strain on our management, administrative, operating and financial infrastructures. Our management will be required to devote considerable time to our acquisition and integration efforts, which will reduce the time they will have to implement our business and growth strategy. To manage our business and planned growth effectively, we must successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and businesses and manage expanded operations. We are still in the process of developing, implementing and integrating our operating and financial systems, including our internal systems and controls, which will be critical to properly managing expanded operations. If we are unable to make these improvements in our operating and financial reporting systems and to otherwise effectively manage our growth, our ability to implement our business strategy and our operating results will likely be materially adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning in this annual report on Form 10-K for the year ended June 30, 2008, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our fiscal year ending June 30, 2010, the report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

In the past, we have identified certain material weaknesses in our internal controls over financial reporting that we have addressed. We cannot be certain that we will be able to complete our evaluation of our internal controls, testing and any required remediation in a timely fashion once we become subject to the requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls beginning with our year ending June 30, 2010), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

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

Risks Related to the Business of SEC

As A Government Contractor, We Are Subject To Extensive Government Regulation, And Our Failure To Comply With Applicable Regulations Could Subject Us To Penalties That May Restrict Our Ability To Conduct Our Business

Our government contracts are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. Similarly, some U.K. contracts are subject to audit by U.K. regulatory authorities. These audits could result in the disallowance of certain fees and costs, if, the auditing agency, in its discretion, that certain costs and expenses were not warranted or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.

Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. For example, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, and Department of Defense security regulations. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. If we fail to comply with any regulations, requirements or statutes, our existing government contracts could be terminated or we could be suspended from government contracting or subcontracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

Economic Downturns, Reductions Or Diversions In Government Funding Could Have A Negative Impact On Our Businesses

Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of private and government entities to make expenditures on radiological and environmental services may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, particularly within the funding levels of the environmental programs at the DOE and DoD. Significant changes in the level of government funding or specifically mandated levels for different programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows.

We And Our Customers Operate In Regulated Industries That Require Us And Them To Obtain, And To Comply With, National, State And Local Government Licenses, Permits And Approvals

 We and our customers operate in a highly regulated environment. Our projects are often required to obtain, and to comply with, national, state and local government licenses, permits and approvals. Any of these may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of a license, permit or approval may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

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

We And Our Customers Operate In A Politically Sensitive Environment, And The Public Perception Of Radioactive Materials Can Affect Our Customers And Us

 We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Public criticisms of our business resulting from political activism could harm our reputation. Opposition by third parties to particular projects can delay or prohibit the handling, transportation, and disposal of radioactive materials. Adverse public reaction to developments in the use of nuclear power or the disposal of radioactive materials, including any high profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers’ and our business.

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

We Are Subject To Liability Under Environmental Laws And Regulation

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

Construction Sites And Maintenance Sites Are Inherently Dangerous Workplaces. If We Fail To Maintain Safe Work Sites, We Can Be Exposed To Significant Financial Losses As Well As Civil And Criminal Proceedings.

Construction sites and maintenance sites are inherently dangerous workplaces. Construction and maintenance projects often require putting our employees in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly-regulated materials. On those projects where we are responsible for site safety, we are obligated to implement procedures to ensure that workers are not injured. In the event we either fail to implement such procedures or if the procedures we implement are ineffective, our employees and other may become injured, and we could incur significant financial losses. In addition, the Company could be found liable for failing to comply with government regulations dealing with occupational health and safety. Regulations dealing with occupational health and safety are continually evolving. We maintain functional groups within the Company whose primary purpose is to ensure that effective health, safety, and environmental (HSE) work procedures are implemented throughout our organization, including construction sites and maintenance sites. In spite of these efforts, the Company could suffer losses relating to safety issues at our construction and maintenance sites, or fail to comply with all HSE regulations applicable to our business.

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

We Are Engaged In Highly Competitive Businesses And Typically Must Bid Against Other Competitors To Obtain Major Contracts

We are engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our clients operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which we compete. Some of our competitors are larger and may possess greater resources than we do, which may give them an advantage when bidding for certain projects. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for government environmental service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits.

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

Our principal competitors in small business environmental project management include Environmental Chemical Corporation; Conti Environmental; Sevenson Environmental; Navarro; and Versar. Our significant large business project management competitors include Energy Solutions; URS; Tetra Tech; Shaw Environmental; C2HM Hill; and Washington Group.

Our Business Qualifies As a Small Business for Significant Opportunities Which Would Be Negatively Impacted If Our Small Business Status Were to Change to Other Than Small

Our small business status provides us with certain competitive advantages including allowing us to compete for certain government set asides for which larger businesses are ineligible. Loss of this status could significantly affect our ability to compete for future contracts. For instance, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. This event could have an adverse effect on our future profitability.

If Our Teaming Members or Partners Fail To Perform Their Contractual Obligations On A Project Or If We Fail To Coordinate Effectively With Our Partners or Subcontractors, We Could Be Exposed To Legal Liability, Loss Of Reputation And Reduced Profit On The Project

We often work jointly with contractual partners or with subcontractors to perform certain projects. Success on these projects depends in part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners or subcontractors fails to perform its contractual obligations satisfactorily, we may be required to make additional investments and provide additional services in order to compensate for that partner's failure. If we are unable to adequately address our partner's performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.

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

Our Operating Results Are Difficult To Predict And May Fluctuate Significantly In The Future

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

The Contracts In Our Backlog May Be Adjusted, Cancelled Or Suspended By Our Clients. Additionally, Even If Fully Performed, Our Backlog May Not Be A Good Indicator Of Our Future Gross Margins.

At June 30, 2008, our backlog totaled approximately $260.4 million, of which, $31.2 million is funded. The remaining $229.2 million of unfunded backlog represents contracts signed on a contingent basis that are subject to cancellation or termination at the discretion of the client. In addition, our backlog is subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, there is no assurance that the amount of backlog in-hand at June 30, 2008 will actually be realized as revenues.

The gross margins (i.e., contract revenue less direct costs of contracts) can vary considerably between contracts. One aspect of our business that can have a significant effect on the gross margins we realize on our contracts and projects is the amount of pass-through costs incurred. Since pass-through costs typically do not bring significant margins with them, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding change in our gross margins.

Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability. In some of the markets we serve there is an increasing trend towards cost–reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as achievement of target completion dates or target costs; overall safety performance; overall client satisfaction; and/or other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee resulting in lower gross margins. Accordingly, there is no assurance that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.

Our International Operations Involve Risks That Could Have A Material Adverse Effect On Our Results Of Operations

For the fiscal year ended June 30, 2008, we derived approximately 6.0% and 1.5% of our pro forma revenues and pro forma gross profit, respectively, from our operations outside of North America. Our international operations are subject to a variety of risks, including:

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

The Loss Of One Or A Few Customers Could Have An Adverse Effect On Us

One or a few government and commercial customers have in the past, and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the fiscal year ending June 30, 2008, our SEC subsidiary generated approximately 78% of total revenues from contracts or subcontracts with the U.S. Government. SEC generated 10% or more of consolidated revenue over the last year from each of the U.S. Department of Energy, Bechtel Jacobs Company and Alcoa Inc. For the year ended December 31, 2007, our Nexus subsidiary generated approximately 40% of the total revenues from a contract with Greystone Psychiatric Hospital. For the year ended December 31, 2006, the Company did not have any customers that generated greater than 10% of our consolidated revenues or consolidated net accounts receivable. Because these customers generally contract with us for specific projects, we may lose significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

We Bear The Risk Of Cost Overruns In Fixed-Price Contracts. We May Experience Reduced Profits Or, In Some Cases, Losses Under These Contracts If Costs Increase Above Our Estimates

A percentage of our revenues are earned under contracts that are fixed-price in nature. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.

Our Use Of Level Of Effort Or Percent Complete Performance Accounting Could Result In Reduction Or Elimination Of Previously Reported Profits

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

The Outcome Of Pending And Future Claims And Litigation Could Have A Material Adverse Effect On Our Business

The nature of our business occasionally results in clients, subcontractors and vendors presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims and change orders to our clients for costs we have incurred for which we believe we are not contractually responsible or for services provided that were either requested by the client or were otherwise required by the nature of the project. If we fail to document properly the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors, and vendors, we could incur cost overruns and experience reduced profits or, in some cases, suffer a loss for that project. Additionally, irrespective of how well we document the nature of our claims and change-orders, the cost to prosecute and defend claims and change-orders can be significant.

In the normal course of business, we are subject to certain contractual guarantees and litigation. Litigation in which we could be involved in as a defendant includes, but is not limited to, workers’ compensation; personal injury; environmental; employment/labor; professional liability; and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under our insurance programs which may subject us to some future liability for which we are only partially insured, or completely uninsured.

Adequate Bonding Is Necessary For Us To Win Certain Types Of New Work

We are often required to provide performance bonds or other financial assurances to customers under fixed-price contracts. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We currently have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2008, we had approximately $1.35 million of such instruments outstanding.

We Have Substantial Financial Assurance And Insurance Requirements, And Increases In The Costs Of Obtaining Adequate Financial Assurance, Or The Inadequacy Of Our Insurance Coverages, Could Negatively Impact Our Liquidity And Increase Our Liabilities

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide, and therefore, our coverages are generally maintained at the minimum statutorily required levels. We face the risk of incurring liabilities for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby allowing us to manage our self-insurance exposure associated with claims. To the extent our insurers were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial results.

In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure liabilities, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, or fund trust and escrow accounts. We currently have in place all financial assurance instruments necessary for our operations. We do not anticipate any unmanageable difficulty in obtaining financial assurance instruments in the future. However, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. These types of financial assurance could be more expensive to obtain, which could negatively impact our liquidity and capital resources and our ability to meet our obligations as they become due.

Unforeseen Circumstances Could Result In A Need For Additional Capital

We currently have sufficient cash to fund forecasted operations excluding unforeseen circumstances. However, materially adverse events could reduce our cash flows from operations. If our cash flows from operations were negatively affected, we could be forced to reduce capital expenditures, acquisition activity, or other additional financings. In these circumstances we instead may elect to incur more indebtedness. If we made such an election, there can be no assurances that we would be able to obtain additional financings on acceptable terms. In these circumstances, we would likely use our revolving credit facility to meet our cash needs.

In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Any such default would have a material adverse effect on our ability to operate.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock.

Stockholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired degree. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

We Have Historically Had Severe Working Capital Shortages, Even Following Significant Financing Transactions

Although we raised capital totaling approximately $17,548,000 (net of expenses) since June 30, 2006, we have had working capital shortages in the past. Our consolidated financial statements for the six months ended June 30, 2008, indicate that we have a working capital surplus of $8,407,831.

Based on the amount of capital we have remaining, we anticipate that we may have working capital shortages in the future unless we are able to substantially increase our revenue or reduce our expenses, thereby generating continuous positive cash flow from operations and (ultimately) operating income. As a result of our recent financing activities, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow throughout our FY2009.

We Have Raised Capital And Issued Securities During The Years Ended June 30, 2008 And December 31, 2007 And 2006, Which Has Resulted (And Will In The Future When Warrant Exercises Or Conversions Occur Result) In Dilution To Our Existing Stockholders; This Was Accomplished To Provide Necessary Working Capital Or Obtain Assets And Services. We Will Likely Issue More Securities To Raise Additional Capital Or To Obtain Other Services Or Assets, Any Of Which May Result In Substantial Additional Dilution

Since June 30, 2006, we have raised capital of approximately $19,250,000 (net proceeds of approximately $17,548,000 million after payment of fees and expenses) to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of Common Stock, convertible preferred stock and common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors and the exercise of previously issued common stock warrants and stock options. During this same period of time, we issued common stock warrants and shares of Common Stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing stockholders both as a reduction of their percentage ownership in the Company and because of issuances that will be, when warrants are exercised or debentures are converted, at prices below the market.

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

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of new contracts or products by us or our competitors, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing and development schedules, new contracts or products by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, and economic and other external factors all affect the market price of our securities.

The Conversion Ratio of Our Series H Stock is subject to Adjustment Based on the Performance of our SEC Subsidiary in 2008 and 2009

The number of shares issuable upon the conversion of our Series H Stock will increase if our SEC subsidiary has EBITDA of less than $4,000,000 for either the 2008 calendar year or the 2009 calendar year. The amount of the adjustment will be based on the amount of the shortfall from such targets.

Outstanding Preferred Stock, Options And Warrants May Make It Difficult For Us To Obtain Additional Capital On Reasonable Terms

As of June 30, 2008, we had Preferred Stock outstanding that is convertible into 453,691,413 shares of Common Stock. The holders’ rights to convert the Series F Stock, Series G Stock, Series H Stock and Series I Stock and related warrants are, however, subject to certain share issuance limitations. In addition, we had outstanding options and warrants for the purchase of up to 9,560,000 shares of Common Stock and 107,533,333 shares of Common Stock, respectively, at exercise prices of between $0.03 and $1.00 per share respectively. If all of the outstanding options, Preferred Stock and common stock warrants were to be converted, they would represent approximately 92% of our outstanding common stock on a fully diluted basis. Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our Common Stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our Common Stock, the market overhang of such a large number of warrants, options, and convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company subleases approximately 2,260 square feet of office space, which serves as its and PMX’s executive offices, at 1005 North Glebe Road, Suite 550, Arlington, VA 22201 from Defense Holdings, Inc. The sublease is comprised of a one (1) year lease with four one (1) year extensions. Lease payments were $7,209 per month through June 30, 2008 and include utilities. Monthly lease payments are $7,386 per month beginning July 2008.

Nexus leases approximately 2,500 square feet of office space at 7 West Cross Street, Hawthorne, NY 10532 which serves as Nexus’ administrative offices. On February 29, 2008, Nexus renewed its lease for a three-year period expiring on February 28, 2011. The new lease, which is for approximately 2,000 square feet, has lease payments totaling $2,766 per month in the first year, $2,926 per month in the second year and $3,096 per month in the third year. The new lease payments are inclusive of utilities and taxes.

SEC currently leases properties in the following locations:

Location	Expiration of Lease	Square Footage	Annual Rent Cost
Knoxville, TN (HQ)	May 31, 2018	20,850	$324,025
Knoxville, TN (Tech Bldg.)	September 20, 2011	11,000	$76,890
Newcastle, U.K. (SEC Ltd. HQ)	February 28, 2013	2,152	$126,583 (1)
Richland, WA	Monthly	1,970	$9,636
Oak Ridge, TN (Radcon)	February 8, 2009	6,338	$87,917
Cumbria, UK	Monthly	323	$5,619 (1)
Newport, KY	August 31, 2010	1,566	$7,200

(1) Based on a conversion ratio of pounds to dollars of 1.84 as of September 25, 2008

Item 3. Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties may seek damages that exceed our insurance coverage or for which we are not insured. Management’s opinion is that the resolution of our current claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission Of Matters To A Vote Of Security Holders

On June 11, 2008, the Stockholders of the Company approved the following actions by written consent:

1.

Amendment of the Company’s Certificate of Incorporation to increase the common stock of the Company from 200,000,000 to 2,000,000,000 shares and to increase the preferred stock from 3,000,000 to 10,000,000 shares.

2.

Re-elect C. Thomas McMillen, Christopher P. Leichtweis, Zev E. Kaplan, Philip A. McNeill and Brian C. Griffin as members of the Company’s board of directors until the next annual meeting of stockholders.

Both of the actions were approved by 66.0% of shares eligible to vote on these matters.

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

Fiscal Year 2008	High	Low
4th Quarter (April-June 2008)	$0.090	$0.050
3rd Quarter (January-March 2008)	$0.090	$0.040
2nd Quarter (October - December, 2007)	$0.135	$0.045
1st Quarter (July - September, 2007)	$0.130	$0.040

Fiscal Year 2007	High	Low
4th Quarter (April - June, 2007)	$0.120	$0.080
3rd Quarter (January - March, 2007)	$0.180	$0.090
2nd Quarter (October - December, 2006)	$1.000	$0.092
1st Quarter (July - September, 2006)	$0.288	$0.112

Holders

As of September 26, 2008, there were approximately 219 holders of record of our Common Stock.

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

Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2008, concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted Average exercise price of outstanding options	Number of Securities Remaining available for future issuance
Equity compensation plans approved by security holders	6,800,000	$0.088	400,000	(1)
Equity compensation plans not approved by security holders (2)	2,760,000	$0.141	-
Total	9,560,000	$0.103	400,000

(1)	Available for issuance pursuant to the Company’s 2005 Stock Option Plan (the “2005 Plan”).
(2)	Includes non-qualified options to purchase Common Stock issued to each of our non-employee directors and one consultant.

Additional information regarding our stock-based compensation awards outstanding and available for future grants as of June 30, 2008 is presented in the “Notes to Consolidated Financial Statements”.

Recent Sales Of Unregistered Securities

Recent sales of unregistered securities for the six months ended June 30, 2008 were previously described in Current Reports on Form 8-K.

Item 6. Selected Financial Data

      The information is not required for smaller reporting company.

Item 7. Management’s Discussion And Analysis Of Financial Condition and Results Of Operations

The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing. Statements in this Management’s Discussion and Analysis or Plan of Operation and elsewhere in this annual report that are not statements of historical or current fact constitute “forward-looking statements.”

Overview

Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997, and is located in Arlington, Virginia. The Company focuses on the acquisition and development of businesses whose primary operations are in the homeland security sector.

The Company’s original business from 1997 through 2003 was to develop and manufacture, at third party facilities, digital set top boxes and digital video servers for the interactive television and high speed Internet markets.

On September 3, 2003, the Company elected to become a business development company ("BDC"), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended. On December 30, 2005, at a special stockholders meeting, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to “Homeland Security Capital Corporation” and voted to withdraw the Company's election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisition of companies that provide homeland security products and services.

The Company currently conducts its ongoing operations through two majority-owned subsidiaries and one joint venture. On February 7, 2006, the Company, through its Nexus subsidiary, acquired 100% of the common stock of Corporate Security Solutions, a security integration firm having a strong presence in the Mid-Atlantic region with a focus on the New York City market. On September 15, 2006, the Company formed PMX and on September 18, 2006 PMX became a U.S.-based joint venture, 51% controlled by the Company, with Polimaster, Inc., a company focused on the field of radiological detection and isotope identification. On March 13, 2008, the Company acquired 100% of SEC, a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the United States and the United Kingdom. SEC’s main core capabilities and service offerings include: (1) construction, remediation and demolition, (2) environmental services, (3) environmental technologies and (4) chemical, biological, radiological, nuclear and explosive response (CBRNE).

The Company expects to grow these businesses both organically and by acquisitions. The Company continues to target growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues, build infrastructure and improve cash flows.

Change In Fiscal Year

On May 13, 2008, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30. This Annual Report on Form 10-K is a transition report and includes information for the six month transitional period from January 1, 2008 to June 30, 2008, reflecting the consolidated results of operations for SEC from March 1, 2008 to June 30, 2008 and the consolidated results of operations of the holding company, Nexus and PMX from January 1, 2008 to June 30, 2008.

Results Of Operations

            The Company concluded the acquisition of 100% of SEC in March 2008 and has included the results of its operations from March 1, 2008 to June 30, 2008 in the discussion of the six month transition period ended June 30, 2008 shown below. SEC is a significantly larger company than the Company’s other consolidated subsidiaries and management believes that comparing the results of operations with the previous year’s unaudited six months would not be meaningful and may be misleading. Therefore the Company has determined to show the specific contributions by each subsidiary to the individual categories outlined below for the audited period ended June 30, 2008.

Six Month Transitional Period Ended June 30, 2008

Contract Revenue

For the six months ended June 30, 2008, the Company recorded contract revenue of $23,154,250. Included in this total is $20,894,413 in contract revenue recorded by SEC and $2,258,837 recorded by Nexus. PMX did not have any revenue for the period ended June 30, 2008. Contract revenue consisted of fees earned on environmental remediation services and security systems installation and integration contracts.

Contract Cost

For the six months ended June 30, 2008, contract cost was $19,166,303. Included in this total is $17,125,416 in contract costs incurred by SEC and $1,999,887 incurred by Nexus. PMX did not incur any contract costs for the period ended June 30, 2008. Contract cost consists of materials, labor and other costs incurred by the Company and associated with environmental remediation and security systems installation and integration contracts.

Operating expenses

Operating expenses for the six months ended June 30, 2008 were $5,486,638. Included in this total is $3,347,466 in expenses incurred by SEC, $1,165,764 in expenses incurred by Nexus, $200,313 expenses incurred by PMX and $773,095 in expenses incurred by the holding company.

     Other income and expense

The Company had net other income of $1,239,317 for the six months ended June 30, 2008. Other income included a gain on the extinguishment of debt of $3,377,977 from the restructuring of the holding company’s convertible debentures as part of the SEC acquisition, and interest and other income of $62,428 primarily from the holding company’s services to SHC, offset by interest expense of $882,358 on the holding company’s convertible debentures ($716,648) and notes payable for SEC ($153,024 and Nexus ($18,173), amortization of debt discount of $570,022, change in derivative liability of $513,516 and amortization of debt offering costs of $235,192 all from the holding company’s financial instruments.

      Net income (loss)

As a result of the foregoing, the Company recorded a net loss from continuing operations of $259,374 for the six months ended June 30, 2008.

Liquidity And Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $3,182,357 at June 30, 2008, $57,521 at December 31, 2007 and $776,139 at December 31, 2006. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash flow to fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

The Company entered into a Securities Purchase Agreement with YA, dated as of February 6, 2006, which provided for the purchase by YA of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture was convertible into Common Stock. These 2006 A Debenture was exchanged for shares of the Company’s Series H Preferred Stock on March 14, 2008.

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

On June 1, 2007, the Company entered into a Securities Purchase Agreement (“June 2007 Purchase Agreement”) with YA, which provided for the purchase by YA of a secured Convertible Debenture, the 2007 A Debenture, in the amount of $2,750,000, which debenture was convertible into the Company’s Common Stock. The 2007 Debentures were exchanged for the Company’s secured senior notes on March 14, 2008.

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

     On March 14, 2008, the Company entered into a Purchase Agreement with YA wherein YA purchased $6,310,000 in secured notes and $6,190,000 in Series H Convertible Preferred Stock in addition to a Warrant exercisable for 83,333,333 shares of the Company’s Common Stock. The Company used the proceeds from this Purchase Agreement to fund the acquisition of SEC and restructure the debentures noted above (See Notes 12 and 13 to the Consolidated Financial Statements).

During the six months ended June 30, 2008, we had a net increase in cash of $3,124,836. Our sources and uses of funds were as follows:

Cash Flows From Operating Activities

We provided net cash of $1,931,180 in our operating activities during the six months ended June 30, 2008, primarily from cash generated by SEC as a result of its acquisition.

Cash Flows From Investing Activities

We used net cash of $9,302,293 in our investing activities during the six months ended June 30, 2008, consisting primarily of purchases of fixed assets in the amount of $571,340 mainly by SEC and the funding of $9,539,773 for the Company's acquisition in the equity of SEC. Cash was provided by payments received on related party notes of $808,820 by SEC.

Cash Flows From Financing Activities

We provided cash of $10,495,949 from financing activities during the six months ended June 30, 2008, consisting of the holding company’s receipt of $6,190,000 in proceeds from the issuance of preferred stock and $6,310,000 in proceeds from senior notes issued less $982,773 in costs associated with the issuance of those instruments. SEC received proceeds of $2,301,127 from notes payable ($114,277 for Nexus) and used cash in payments on notes payable of $3,358,347 ($78,335 by Nexus).

As of June 30, 2008, we had net working capital of $7,744,346.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may require some entities to change their measurement practices. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows (see Note 10 for other disclosures required by SFAS No. 157).

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

     On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

     There are no off-balance sheet arrangements entered into by the Company.

Critical Accounting Policies And Estimates

Revenue Recognition – SEC recognizes revenue on their environmental and remediation services performed under time and material and fixed fee contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion method. Revenue and cost associated with time and material contracts is recognized as revenue is earned and costs are incurred. Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion method. PMX recognizes revenue based on the sale of its products and services.

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

Investments in Assets Held for Sale – The Company classifies certain investments in securities as “assets held for sale”. Under this classification securities are reported at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

Debt Offering Costs   – Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of secured notes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Risk is an inherent part of the Company’s business and activities. Market risks relating to the Company’s operations result primarily from equity risks, contract risks, credit risks and foreign exchange rate risk. To manage the exposures on a consolidated basis, the Company follows various policies specific to each type of risk. We employ resources from our accounting departments, credit departments, contracting departments and outside consultants to help us mitigate the potential risks we face. Each risk, along with management’s mitigation policies is discussed below.

Equity Market Risk

     The Company holds stock in publicly traded companies. Company management subscribes to various publications and analyzes key industry statistics for the industries in which it holds public company stock. On a regular basis management speaks with representatives of the companies for which it has a stock investment. Based on this analysis and the results of the discussions with the representatives of the investee companies, management recommends to the Company’s board of directors certain actions that may be appropriate under the individual circumstances. These actions can be to hold or dispose of the equity position in the company(ies). Management may increase the frequency of its analysis or discussions based on trends identified in its investee companies.

Contract Risks

     A large part of the Company’s business is subject to work conducted under prime or sub contracts. The Company is at risk of contracts being cancelled or funding being removed from a contract without prior notice. To manage this risk individual subsidiary management continuously monitors each active contract by speaking with client’s management on a regular basis. The Company seeks to mitigate the risk of cost expenditures once it has knowledge a specific contract is subject to cancellation or reduced or cancelled funding. The Company relies on its project management team, which typically is at the client site on a daily basis, to identify these contract risks.

Credit Risks

     From time to time the Company has credit risks associated with work performed or being performed for a small group of clients. The Company’s management continuously monitors its clients credit profile prior to beginning a project, while the projects are in progress and continues the monitoring process until all outstanding invoices concerning the specific projects are collected. Management believes this credit monitoring significantly reduces the Company’s exposure to credit risks.

Foreign Exchange Rate Risks

     The Company operates, through a subsidiary, in the United Kingdom. In the course of normal operations, transfers of currency denominated in the US dollar and the British pound sterling regularly take place. The Company’s foreign currency exchange rate risk management strategy involves the use of foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less. At June 30, 2008, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

     The Company’s net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year end exchange rates was $1,033,339 at June 30. 2008.

Item 8 Financial Statements and Supplementary Data

The information required by this item is included in the Appendix attached hereto.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     On April 25, 2008, the Company’s audit committee of the board of directors approved the engagement of Coulter & Justus P.C. ("CJ") as the Company's new independent registered public accounting firm for the fiscal year ending June 30, 2008. CJ was formally retained by the Company on April 28, 2008.

     At that same meeting, the audit committee of the Company's board of directors approved the dismissal of HJ & Associates, LLC ("HJ") as its independent registered public accounting firm. The chairman of the Company’s audit committee provided notice to HJ of its dismissal on April 28, 2008. The reports of HJ on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2007 and 2006 and through May 1, 2008, there were: (i) no "disagreements" (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K), between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ, would have caused HJ to make reference to the subject matter of the disagreement in their reports on the Company's consolidated financial statements for such years; and (ii) no "reportable events" (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

     CJ has served as the independent accounting firm for SEC since 1998. SEC was acquired by the Company in the first quarter of 2008. During the fiscal years ended December 31, 2007 and 2006 and through May 1, 2008, the Company (not including later-acquired SEC) did not consult with CJ regarding: (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and CJ did not provide either a written report or oral advice to the Company that CJ concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any "disagreement" or "reportable event".

Item 9A (T). Controls And Procedures

     Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms. The actions being taken by the Company to address these ineffective disclosure controls and procedures are set forth in the following section.

     Management’s Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13A-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

     (1)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management, and

     (3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the framework set forth in the reporting entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

     Based on its evaluation of our disclosure controls and procedures, our management has concluded that during the period covered by this report, such disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     The Company has policies and procedures that require the financial statements and related disclosures be reviewed and that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The Company, in certain circumstances, utilizes a third party consultant to assist with the preparation of the financial statements and related disclosures. During the six months ended June 30, 2008, we failed to review certain elements of the financial statements and related disclosures on a timely basis and certain significant disclosures were incorrect or omitted and certain accounting errors were discovered. These errors related principally to the accounting for our acquisition of Safety and the related issuance of debt and equity to facilitate the acquisition.

     In order to mitigate this material weakness, management intends to implement procedures providing for the timely review of all subsidiary provided financial statements, consolidated financial statements and the notes thereto.

     The presence of these material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

     Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors And Executive Officers

The following sets forth the name, age and positions of our executive officers and directors as of September 25, 2008. Also set forth below is information as to the principal occupation and background for such persons. No family relationships exist between these individuals and they have not been a party to any bankruptcy or receivership proceeding, any criminal proceeding, or been enjoined from participating in any business, including the securities industry or otherwise during the last five years.

Executive Officers And Directors

Our executive officers and directors are as follows:

Name	Age	Position	Period Served

C. Thomas McMillen	56	Chief Executive Officer and Chairman of the Board	August 30, 2005 to Present

Christopher P. Leichtweis	49	President and Director	March 19, 2008 to Present

Michael T. Brigante	54	Vice President of Finance and Chief Financial Officer	July 14, 2006 to Present

Zev E. Kaplan	56	Director	December 30, 2005 to Present

Philip A. McNeill	49	Director	December 30, 2005 to Present

Brian C. Griffin	55	Director	May 16, 2007 to Present

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

Christopher P. Leichtweis, President and Director

Mr. Leichtweis has served as the Company’s President and as a director of the Company since March 19, 2008. Mr. Leichtweis has been serving as chairman and chief executive officer of Safety & Ecology Holdings Corporation since 1991. Mr. Leichtweis founded SEC in 1991 and over the last decade has grown the Company to its present state of over $50 million in revenue. Prior to founding SEC, he was employed by Bechtel National and Bechtel Environmental, Inc. (various business units) starting in 1985 and was a key contributor to major federal nuclear legacy programs. Mr. Leichtweis earned a B.S. in Engineering Physics from SUNY Brockport in 1983 and received his M.B.A. from the University of Tennessee in December 2003. In addition, he is a Certified Industrial Hygienist by the American Board of Industrial Hygiene. Mr. Leichtweis was nationally recognized as the Southeast United States 2005 Ernst & Young Entrepreneur of the Year award.

Michael T. Brigante, Vice President of Finance And Chief Financial Officer

Mr. Brigante has served as the Company’s Vice President of Finance since July 14, 2006 and the Company’s Chief Financial Officer since May 10, 2007. In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a NASD registered broker dealer, which were both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From December 1999 until December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies, which he founded. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante is a graduate of James Madison University, with a Bachelor of Science degree in Accounting and Economics and is a Certified Public Accountant.

Zev. E. Kaplan, Director

Mr. Kaplan has served as a director of the Company since December 30, 2005. Mr. Kaplan is the founder of a law firm concentrating its practice in the areas of transportation, infrastructure, government relations, business and administrative law. Mr. Kaplan is currently Associate General Counsel to Global Cash Assess, Inc, a NYSE traded company, and has served in that position from August 2008 to the present. Mr. Kaplan previously served as General Counsel to Cash Systems Inc., a publicly traded company in the financial services business, a position he has held from March 2005 to August 2008. From April 1995 to the present, Mr. Kaplan has been General Counsel to the Regional Transportation Commission of Southern Nevada, where he played a key policy role in the start-up of the local transit systems and their facilities. In addition, Mr. Kaplan has had a key role in the planning and financing of numerous major public infrastructure projects in Las Vegas. Prior to starting his law firm, Mr. Kaplan spent 15 years in government service in the following capacities: Senior Deputy District Attorney with the Clark County District Attorney’s Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Kaplan received his J.D. from Southwestern University School of Law and attended Georgetown University for post-graduate legal studies; received an MBA from the University of Nevada, Las Vegas; and received a B.S. from the Smith School of Business at the University of Maryland in 1974.

Philip A. McNeill, Director

Mr. McNeill has served as a director of the Company since December 30, 2005. Mr. McNeill is a Managing Partner and the Chief Investment Officer of SPP Mezzanine Partners, the General Partner of SPP Mezzanine Funding, LP, a position he has held since November 2003. Prior to forming SPP Mezzanine Partners, Mr. McNeill served as Managing Director of Allied Capital Corporation, where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in 1998 until he left Allied Capital in 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the SBIC investment division of M&T Bank, where he was a Vice President of M&T Capital/M&T Bank and an investment professional from 1988 to 1993. Mr. McNeill is currently a director of SAAC. Mr. McNeill graduated from Syracuse University in 1981 with a B.S. in Business Administration, with concentrations in Accounting, Finance, and Law & Public Policy. Mr. McNeill earned his MBA from Harvard Business School in 1985.

Brian C. Griffin, Director

Dr. Griffin has served as a director of the Company since May 16, 2007. Dr. Griffin has served since January 2006 as Chairman of the Board of Clean Energy Systems. Dr. Griffin served two terms as Oklahoma’s Secretary of Environment from April 1997 to January 2003. During that time, he chaired and was a member of several committees sponsored by the U.S. Environmental Protection Agency, the U.S. Department of Energy and the Southern States Energy Board. He was also a member of the Biomass & Bio-Energy Research and Development Federal Advisory Committee, which was sponsored by the U.S. Department of Energy and the U.S. Department of Agriculture. Dr. Griffin also served as a member of the Coal & Advanced Power Systems Committee sponsored by the U.S. Department of Energy and the Southern States Energy Board from January 1999 to January 2003. In addition, he served as the National Chairman of the Interstate Technology and Regulatory Council from March 2001 to October 2003. In April 2003, President Bush appointed him to serve as the Federal Representative to the Southern States Energy Board, a position he still holds. Dr. Griffin currently serves as a special advisor to SAAC. Dr. Griffin received a Bachelor of Arts degree from Harvard University in 1974 and was selected as a Rhodes Scholar. As a Rhodes Scholar, he attended Oxford University where he received his Master of Jurisprudence degree. He also earned a Juris Doctor degree from the University of Oklahoma College of Law and a Master of Laws degree from Southern Methodist University College of Law.

Term of Office

Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors.

Family Relationships

To our knowledge, there are no family relationships between any of the directors or executive officers of the Company.

Legal Proceedings

To our knowledge, none of the Company’s directors or executive officers have been involved in legal proceedings.

Committees Of The Board Of Directors

Audit Committee. Zev Kaplan, Philip McNeill and Brian Griffin serve as members of the Audit Committee. All are independent members of the Board and our Board has determined that Mr. McNeill satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B of the rules of the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our company’s consolidated balance sheet, statement of operations and statement of cash flows. The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall quality of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit, to discuss the audited financial statements. The Audit Committee met 1 time in 2008.

Audit Committee Reports.   Philip McNeill, a member of the Audit Committee, has reviewed and discussed with our independent auditors the matters required to be discussed by SAS 114. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and has discussed with the independent accountant the independent accountant’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the most recent fiscal year.

Compensation Committee. Zev Kaplan, Brian Griffin and Philip McNeill serve as members of the Compensation Committee. All are independent members of the Board. The Compensation Committee met 4 times in 2008.

Compensation Committee Interlocks and Insider Participation

During the six months ended June 30, 2008, the Compensation Committee consisted of Mr. McNeill (Chairman), Mr. Kaplan and Dr. Griffin, none of whom has been an officer or employee of the Company. In addition, other than the service of Mr. McMillen and Mr. McNeill on the SAAC board of directors, there are no other relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable Commission regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during the six-month period ended June 30, 2008.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the annual and long-term compensation of our officers for services in all capacities for the fiscal years ended June 30, 2008, December 31, 2007 and December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards(2)	Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Annual Compen-sation(3)	Total

C. Thomas McMillen,	2008(1)	$150,000	$ -	$ -	$ -	$ -	$ -	$ 3,456	$153,456
Chairman of the Board	2007	$200,000	$100,000	$ -	$ -	$ -	$ -	$ 6,238	$306,238
and Chief Executive Officer	2006	$191,667	$100,000	$ -	$ -	$ -	$ -	$ 5,526	$297,193

Christopher P. Leichtweis	2008(1)	$115,084	$ -	$ -	$ -	$ 3,453	$ -	$ 2,307	$120,844
President and Chief Executive	2007	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Office of Safety & Ecology	2006	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Michael T. Brigante	2008(1)	$103,021	$ -	$ -	$ 19,587	$ -	$ -	$ -	$122,608
Vice President of	2007	$178,750	$ 5,000	$ -	$ 39,188	$ -	$ -	$ 7,270	$230,208
Finance and Chief Financial Officer	2006	$ 73,333	$ -	$ -	$ 29,422	$ -	$ -	$ 6,956	$109,711

1)	Reflects six-month period
2)	Reflects the expense recorded by the Company's using the Black Scholes option valuation model
3)	Reflects Company-paid health insurance

Long-Term Incentive Plans Awards In Last Fiscal Year

The Company did not grant any long-term incentive plan awards in the fiscal year ended June 30, 2008.

Stock Option Plans

On August 29, 2005, the Board adopted a stock option plan (the “2005 Plan”), under which the Company reserved 7,200,000 shares of Common Stock for issuance. Participants eligible under the 2005 Plan are officers and key employees. There were a total of 6,900,000 options outstanding under the 2005 Plan at June 30, 2008.

In connection with his employment by the Company and appointment to the Board on August 29, 2005, Mr. McMillen was previously granted options to purchase 5,800,000 shares of Common Stock (the “McMillen Options”). The McMillen Options vested as follows: (i) options to acquire 1,160,000 shares of Common Stock vested on August 29, 2005, and (ii) options to acquire 1,160,000 additional shares of Common Stock vested at the end of each of the first, second, third and fourth calendar quarters following the initial vesting date. At June 30, 2008, the McMillan Options were fully vested.

In connection with his consulting agreement with the Company, on July 5, 2006, Mr. Brigante was granted options to purchase 750,000 shares of Common Stock (the “Brigante Options”). The Brigante Options vested as follows: (i) options to acquire 57,720 shares of Common Stock vested on July 10, 2006, and (ii) options to acquire 57,690 additional shares of Common Stock vested at the end of each of the next twelve (12) calendar quarters following the initial vesting date. In connection to his appointment as Chief Financial Officer, on May 15, 2007, Mr. Brigante was granted options to purchase 519,210 shares of Common Stock (the “Additional Brigante Options”) and the Company cancelled 519,210 unvested options from his July 5, 2006 grant. The Additional Brigante Options vested as follows (i) options to 57,690 additional shares of Common Stock vested on June 30, 2007, and (ii) options to acquire 57,690 additional shares of Common Stock vested at the end of each of the next eight (8) calendar quarters following the initial vesting date. At June 30, 2008, the Brigante Options were fully vested and 288,760 of the Additional Brigante Options are fully vested.

The Company has also granted options to members of the Board and to a consultant of the Company which are outside the aforementioned stock plans. The exercise prices for the stock options granted to the directors were between $0.12 and $0.14 per share. The exercise price for the stock options granted to the Consultant was $0.17 per share. These exercise prices represented the closing share price on the date of grant. These options expire 10 years from their grant date. There were 2,760,000 options issued outside of stock plans outstanding at June 30, 2008 of which 2,390,000 are fully vested.

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

On March 17, 2008, pursuant to the closing of the SEC acquisition, Mr. McMillen’s salary was adjusted to $300,000 per year effective immediately.

On July 30, 2008, Mr. Brigante’s annual salary was increased to $217,500 per year retroactively effective to March 17, 2008.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($ per share)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
C. Thomas McMillen Chief Executive Officer	5,800,000	0	-		$0.08	8/29/2015	-	-	-	-

Michael T. Brigante Vice President and Chief Financial Officer	230,790 288,450	0 230,760	- -	$ $	0.17 0.12	7/10/2016 5/10/2017	- -	- -	- -	-

Director Compensation
(For the Six Months
Ended June 30, 2008)

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Zev E. Kaplan	$12,000	$0	-	$0	$0	$0	$12,000

Philip A. McNeill	$12,250	$0	-	$0	$0	$0	$12,250

Brian C. Griffin	$11,750	$0		$0	$0	$0	$11,750

Director Compensation

Each Director of the Company, except Mr. McMillen and Mr. Leichtweis, is entitled to receive his $5,000 per scheduled board meeting attended. Each Director of the Company will be reimbursed for reasonable expenses incurred in connection with their service on the Board. The following table reflects each director’s fee per quarter effective with the quarter ended June 30, 2008.

Director	Fees Received Per Quarter
Philip McNeill	$7,250

Zev Kaplan	$7,000

Brian C. Griffin	$6,750

Upon election to the Board of Directors on December 30, 2005, each director except Mr. McMillen and Mr. Leichtweis, was granted options to purchase 720,000 shares of Common Stock, of which 80,000 vested upon their election to the Board, and the remainder vests in 80,000 increments at the end of each calendar quarter thereafter. At December 31, 2007 Mr. McNeill’s and Mr. Kaplan’s option grants were fully vested. The exercise price for their stock options granted upon election was $0.14 per share, which represents the closing share price on the date of the grant. These options expire 10 years from their grant date.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder

Principal Stockholders. The following table sets forth, information with respect of the beneficial ownership as of September 25, 2008, for any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock.

Name and Address	Title of Class	Shares Beneficially Owned		Percent of Class (1)

YA Global Investments, L.P.	Common Stock	8,029,984	(2)	14.1%
101 Hudson St
Jersey City, NJ 07302

Frank P. Crivello	Common Stock	3,000,303		5.8%

(1)

Applicable percentage of ownership is based on 48,846,244 shares of Common Stock outstanding as of September 25, 2008 together with securities convertible or exercisable into shares of Common Stock within 60 days for the stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of September 26, 2008, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	YA Global Investments, L.P. (“YA”) directly owns 6,600,984 shares of Common Stock as of September 25, 2008. Yorkville Bhn S.p.A., a subsidiary of YA, directly owns 1,200,000 shares of Common Stock.

YA also holds warrants to purchase 81,166,666, 1,000,000 and 800,000 shares of our Common Stock at a price of $0.03, $1.00 and $0.15 per share, respectively. In addition, YA holds 1,000,000 shares of our Series F Preferred Stock convertible into approximately 10,000,000 shares of our Common Stock at $0.10 per share, 358,080 shares of our Series G Preferred Stock convertible into 1,611,360 shares of our Common Stock and 9,675 shares of our Series H Stock convertible into 322,506,125 shares of our Common Stock. YA cannot convert either our debentures, warrants or preferred stock into shares of Common Stock that would cause YA to own more than 9.9% of the issued and outstanding Common Stock. The Series H Stock vote on an as-converted basis but YA Global’s voting power may not exceed 9.9% with respect it its Series H Stock. The Series F Stock and the Series G Stock have no voting rights. The remaining shares of Common Stock beneficially owned by YA were acquired from us through various private placement transactions.

Management. The following table shows the amount of capital stock of the Company beneficially owned by the Company’s directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as of September 25, 2008.

Name and Address	Title of Class	Shares Beneficially Owned		Percent of Class

C. Thomas McMillen	Common Stock	43,800,000	(1)	54.6%

Christopher P. Leichtweis	Common Stock	121,313,523	(2)	71.3%

Michael T. Brigante	Common Stock	2,649,050	(3)	5.1%

Zev E. Kaplan	Common Stock	1,970,000	(4)	3.8%

Philip A. McNeill	Common Stock	1,970,000	(5)	3.8%

Brian C. Griffin	Common Stock	1,610,000	(6)	3.1%

All Officers and Directors as Group	Common Stock	160,812,573		76.7%

The applicable percentage of beneficial ownership is based on 48,846,244 shares of Common Stock outstanding as of September 25, 2008, together with securities convertible or exercisable into shares of Common Stock within 60 days for each stockholder. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of March 28, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our Common Stock. Unless otherwise indicated, all of the shares are owned directly, and the person has sole voting and dispositive power. Except as otherwise indicated, the business address for each of the following persons is 1005 North Glebe Road, Suite 550, Arlington, Virginia 22201.

(1)

Mr. McMillen owns 12,500,000 shares of Common Stock and 325 shares of Series H Stock which are convertible into 10,833,333 shares of common stock. On August 30, 2005, McMillen was granted option to purchase 5,800,000 shares of Common Stock pursuant to the McMillen Employment Agreement, all of which are currently exercisable. Mr. McMillen also owns warrants to purchase 2,166,667 shares of Common Stock at $0.03 per share. On September 10, 2008, Mr. McMillen was granted options to purchase 50,000,000 shares of Common Stock, of which 12,500,000 were exercisable on September 25, 2008. The balance of these options vests in 4,687,500 increments at the end of each of the next eight calendar quarters and these options have an exercise price of $0.05 per share.

54

(2)

Mr. Leichtweis owns 505,473 shares of Series I Convertible Preferred Stock convertible into 101,094,600 shares of Common Stock. Mr. Leichtweis also owns warrants to purchase 20,218,923 shares of Common Stock at $0.03 per share.

(3)

Mr. Brigante was granted options, on July 10, 2006, to purchase 750,000 shares of Common Stock, of which 519,210 were cancelled on May 10, 2007 and 230,790 were exercisable on September 26, 2008. On May 10, 2007, Mr. Brigante was separately granted options to purchase 519,210 shares of Common Stock, of which 288,450 were exercisable on September 25, 2008. The balance vests in 57,690 increments at the end of each calendar quarter. On September 10, 2008, Mr. Brigante was granted options to purchase 8,750,000 shares of Common Stock, of which 2,187,500 were exercisable on September 25, 2008. The balance of these options vests in 820,313 increments at the end of each of the next eight calendar quarters and these options have an exercise price of $0.05 per share.

(4)

Mr. Kaplan was granted options to purchase 720,000 shares of Common Stock in December 2005. All of these options were exercisable on September 25, 2008.  On September 10, 2008, Mr. Kaplan was granted options to purchase 5,000,000 shares of Common Stock, of which 1,250,000 were exercisable on September 25, 2008. The balance of these options vests in 468,750 increments at the end of each of the next eight calendar quarters and these options have an exercise price of $0.05 per share.

(5)

Mr. McNeill was granted options to purchase 720,000 shares of Common Stock in December 2005. All of these options were exercisable at September 25, 2008. On September 10, 2008, Mr. McNeill was granted options to purchase 5,000,000 shares of Common Stock, of which 1,250,000 were exercisable on September 25, 2008. The balance of these options of these options vests in 468,750 increments at the end of each of the next eight calendar quarters and these options have an exercise price of $0.05 per share.

(6)

Mr. Griffin was granted options to purchase 720,000 shares of Common Stock in May 2007, of which 360,000 were exercisable on September 25, 2008. The balance vests in 90,000 increments at the end of each calendar quarter. On September 10, 2008, Mr. Griffin was granted options to purchase 5,000,000 shares of Common Stock, of which 1,250,000 were exercisable on September 25, 2008. The balance of these options vests in 468,750 increments at the end of each of the next eight calendar quarters and these options have an exercise price of $0.05 per share.

Item 13. Certain Relationships And Related Transactions

On June 1, 2007, the Company loaned five hundred thousand dollars ($500,000) to Secure America Acquisition Holdings LLC (“SAAH”) an entity controlled by C. Thomas McMillen, our Chairman and Chief Executive Officer. The loan was for working capital purposes and is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by Mr. McMillen. SAAH is the initial principal stockholder in Secure America Acquisition Corporation (“SAAC”), a blank check company, whose primary purpose is to seek an acquisition or business combination in the homeland security industry, excluding companies whose primary focus is secure data facilities or whose enterprise value is less than $60,000,000. As an additional inducement for granting the loan, the Company received a membership interest in SAAH, which entitles it to receive two hundred fifty thousand (250,000) shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has 24 months to do so.

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

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. The SAAC Agreement became effective upon the effectiveness of the SAAC registration statement with the Securities and Exchange Commission. Certain employees of the Company will perform required services pursuant to the SAAC Agreement. The Company has collected $45,000 for the aforementioned services in the six months ended June 30, 2008.

SEC leases approximately 21,000 square feet of office space from Leichtweis Enterprises, LLC, a company controlled by Christopher Leichtweis, the Company's President. The space, in Knoxville, Tennessee, serves as the headquarters for SEC. The Company believes that the terms of such lease were made on terms no less favorable than could have been obtained from an unaffiliated third party.

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

Item 14. Principal Accountant Fees And Services

Coulter & Justus, P.C. audited our financial statements for the fiscal period ended June 30, 2008.

HJ & Associates, LLC audited our financial statements for the fiscal years ended December 31, 2007 and 2006.

Audit Fees. During the period ended June 30, 2008, Coulter & Justus P.C. billed us an aggregate of $62,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2008.
•	Review of our financial statements included in our Quarterly Report on Form 10-Q for the year ended March 30, 2008.

During the year ended December, 2007, HJ & Associates, LLC billed us an aggregate of $120,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.
•	Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2007.

During the year ended December 31, 2006, HJ & Associates, LLC billed us an aggregate of $153,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
•	Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2006.

Audit-Related Fees.   During the period ended June 30, 2008, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”. During the years ended December 31, 2007 and 2006, HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

Tax Fees. During the period ended June 30, 2008, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”. During the years ended December 31, 2007 and 2006, HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

All Other Fees.   During the period ended June 30, 2008, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”. During the years ended December 31, 2007 and 2006, and HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

All services provided by Coulter & Justus, P.C. and HJ & Associates, LLC have been pre-approved by the Audit Committee before HJ & Associates, LLC began to perform those services.

No services were rendered by Coulter & Justus, P.C. and HJ & Associates, LLC pursuant to paragraph (c)(7)(ii)C of Rule 2-01 of Regulation S-X.

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

Our audit committee was formed in February 2006, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Counter & Justus, P.C. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Coulter & Justus, P.C. which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law. The audit committee has delegated to the chair of the audit committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Coulter & Justus, P.C.

Since we did not have an audit committee in 2005, our full board of directors considered the nature of services performed by HJ & Associates and found them to be compatible with maintaining HJ & Associates’ independence. Subsequently, following the acquisition of SEC, our full board of directors considered the nature of services performed by Coulter & Justus, P.C. and found them to be compatible with maintaining Coulter & Justus, P.C.’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Incorporated by reference as Exhibit 2.1 to Form 8-K filed with the Commission on March 19, 2008

3.1	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference as Exhibit A to Scheduled 14C filed with the Commission on June 23, 2008.

3.2	Certificate of Designation for the Series G Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on February 14, 2006

Exhibit No	Description	Location

3.3	Bylaws of the Company	Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the Commission on August 13, 1997

3.4	Certificate of Designation of Series C Preferred Stock	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Commission on October 18, 2001

3.5	Certificate of Designation of Series D Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-K filed with the Commission on March 27, 2002

3.6	Certificate of Designation of Series E Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-K filed with the Commission on March 27, 2002

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 23, 2002	Incorporated by reference as Exhibit 3.6 to Form 10-K filed with the Commission on April 15, 2005

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 17, 2002	Incorporated by reference as Exhibit 3.7 to Form 10-K filed with the Commission on April 15, 2005

3.9	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2006	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on February 2, 2006

3.10	Certificate of Designation of Series F Convertible Preferred Stock	Incorporated by reference as Exhibit 99.2 to Form 8-K filed with the Commission on October 7, 2005

3.11	Company’s Certificate of Designation for Series H Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on March 19, 2008

3.12	Certificate of Designation for Homeland Security Capital Corporation’s Series I Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on March 19, 2008

10.1	Securities Purchase Agreement, dated as of March 14, 2008 between the Company and YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on March 19, 2008

10.2	Registration Rights Agreement, dated as of March 14, 2008 between the Company and YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on March 19, 2008

10.3	Employment Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.3 to Form 10-K filed with the Commission on March 31, 2008.

10.4	Indemnification Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on August 31, 2005

Exhibit No	Description	Location

10.5	Securities Purchase Agreement dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on October 7, 2005

10.6	Escrow Agreement, dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Commission on October 7, 2005

10.7	2005 Stock Option Plan	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the Commission on April 17, 2006

10.8	Securities Purchase Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on February 14, 2006

10.9	Investor Registration Rights Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on February 14, 2006

10.10	Investment Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on February 14, 2006

10.11	Security Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners, LP.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on February 14, 2006

10.12	Agreement and Plan of Merger, dated February 8, 2006, by and among Nexus Technologies Group, Inc., Corporate Security Solutions, Inc., CSS Acquisitions, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on February 14, 2006

10.13	Series A Convertible Preferred Stock Purchase Agreement, dated February 8, 2006, by and between Homeland Security Capital Corporation and Nexus Technologies Group, Inc.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on February 14, 2006

10.14	Securities Purchase Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on August 24, 2006

10.15	Investor Registration Rights Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on August 24, 2006

10.16	Pledge and Security Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on August 24, 2006

10.17	Security Agreement, dated as of March 14, 2008 between the Company, YA Global Investments, L.P. and certain subsidiaries of the Company	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on March 19, 2008

Exhibit No	Description	Location

10.18	Warrant dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.5 to Form 8-K filed with the Commission on August 24, 2006

10.21	Purchase Agreement, dated as of July 3, 2007, between the Company, the other shareholders of Security Holding Corp., and SuperCom, Inc.	Incorporated by reference as Exhibit 10.1 to the Current Report of Form 8-K filed with the Commission on July 10, 2007

10.22	Employment Agreement by and between Michael T. Brigante and the Company.	Incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-QSB with the Commission on May 15, 2007

10.23	Form of Company Warrant, dated March 17, 2008	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the Commission on March 19, 2008

10.24	Form of Company Senior Secured Note, dated as of March 14, 2008 issued to YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on March 19, 2008

10.25	Guaranty, dated as of March 14, 2008, in favor of YA Global Investments, L.P. from certain subsidiaries of the Company	Incorporated by reference as Exhibit 10.6 to Form 8-K filed with the Commission on March 19, 2008

10.26	Warrant dated as of March 14, 2008 issued to YA Global Investments, L.P.	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the Commission on March 19, 2008

14.1	Code of Business Conduct and Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-K filed with the Commission on April 14, 2004

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

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

HOMELAND SECURITY CAPITAL CORPORATION

/s/ C. Thomas McMillen
C. Thomas McMillen	Chief Executive Officer	September 29, 2008

/s/ Michael T. Brigante	Vice President and Chief Financial Officer	September 29, 2008
Michael T. Brigante

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen	Chief Executive Officer	September 29, 2008
C. Thomas McMillen	and Chairman of the Board
(Principal Executive Officer)

/s/ Michael T. Brigante	Vice President and Chief Financial Officer	September 29, 2008
Michael T. Brigante

/s/ Christopher P. Leichtweis	President and Director	September 29, 2008
Christopher P. Leichtweis

/s/ Brian C. Griffin	Director	September 29, 2008
Brian C. Griffin

/s/ Zev E. Kaplan	Director	September 29, 2008
Zev E. Kaplan

/s/ Philip A. McNeill	Director	September 29, 2008
Philip A. McNeill

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Coulter & Justus, P.C.	F-1

Report of HJ & Associates, LLC	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006 and June 30, 2008	F-3

Consolidated Statements of Operations for the twelve month periods ended December 31, 2007 and 2006 and for the six month period ended June 30, 2008	F-4

Consolidated Statements of Cash Flows for the twelve month periods ended December 31, 2007 and 2006 and for the six month period ended June 30, 2008	F-5

Consolidated Statements of Stockholders’ Equity for the twelve month periods ended December 31, 2007 and 2006 and for the six month period ended June 30, 2008	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Homeland Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Homeland Security Capital Corporation and Subsidiaries as of June 30, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the six months ended June 30, 2008. Homeland Security Capital Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the balance sheet of Safety and Ecology Corporation Limited (“SECL”), a wholly owned subsidiary, which balance sheet reflects total assets of $4,304,287 and total liabilities of $3,560,687 as of June 30, 2008. That balance sheet was audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to data included for SECL, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homeland Security Capital Corporation and Subsidiaries as of June 30, 2008, and the results of its operations and its cash flows for the six months ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Coulter & Justus, P. C.

Knoxville, Tennessee

September 26, 2008

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Homeland Security Capital Corporation and Subsidiaries
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Homeland Security Capital Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2008

F-2

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets

Assets	June 30, 2008	December 31, 2007	December 31, 2006
Cash	$ 3,182,357	$ 57,521	$ 776,139
Accounts receivable - net	11,977,737	3,993,723	3,815,428
Cost and estimated earnings in excess of billings	5,659,217	538,540	265,972
Assets of discontinued components	-	-	3,325,385
Other current assets	442,872	101,611	39,459
Total current assets	21,262,183	4,691,395	8,222,383
Fixed assets - net	5,493,396	269,255	243,573
Deferred financing costs - net	841,079	733,626	867,662
Notes receivable - related party	483,760	504,499	-
Assets held for sale	2,057,197	3,248,571	-
Other non-current assets	1,295,666	150,000	42,560
Intangible assets - net	497,622	-	-
Goodwill	4,266,702	-	-
Total assets	$ 36,197,605	$ 9,597,346	$ 9,376,178

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 6,178,805	$ 2,639,721	$ 2,171,148
Derivative liability	-	7,263,204	6,184,211
Current portion of long term debt	647,576	6,325,206	46,337
Notes payable	23,333	-	-
Notes payable - related party	1,526,137	-	-
Liabilities of discontinued components	-	-	1,740,855
Accrued interest and other liabilities	4,274,420	656,837	140,274
Billings in excess of costs and estimated earnings	824,402	144,885	501,081
Deferred revenue	43,164	-	-
Total current liabilities	13,517,837	17,029,853	10,783,906
Senior notes payable - related party, net of $82,127 discount	13,856,796	-	-
Convertible debentures - related party, net
of $4,310,299 and $4,356,938 discount in 2007 and 2006, respectively	-	6,252,887	3,643,062
Long term debt	5,111,420	207,007	167,132
Other non-current liabilities	1,121,988	-	-
Total long term debt	20,090,204	6,459,894	3,810,194
Less: Current portion	(647,576)	(6,325,206)	(46,337)
Long term debt	19,442,628	134,688	3,763,857
Total liabilities	32,960,465	17,164,541	14,547,763
Warrants Payable - Series H	169,768	-	-
Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value, 10,000,000
shares authorized,1,918,080, 1,358,080 and 2,000,000 shares issued and outstanding	12,346,482	135,808	200,000
Common stock, $0.001 par value, 2,000,000,000
shares authorized, 48,846,244, 48,764,677 and 41,755,250 shares issued and outstanding	48,846	48,765	41,755
Additional paid-in capital	51,385,199	47,799,790	46,854,476
Additional paid-in capital - warrants	148,652	-	-
Accumulated deficit	(59,339,836)	(55,219,082)	(52,267,816)
Accumulated comprehensive loss	(1,521,971)	(332,476)	-
Total stockholders' equity (deficit)	3,067,372	(7,567,195)	(5,171,585)
Total liabilities and stockholders' equity (deficit)	$ 36,197,605	$ 9,597,346	$ 9,376,178

The accompanying notes are an integral part of these consolidated financial statements. F-3

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007 (Unaudited)	Year Ended December 31, 2007	Year Ended December 31, 2006
Net contract revenue	$ 23,154,250	$ 6,285,087	$ 12,628,183	$ 6,963,939
Contract costs	19,166,303	4,856,212	9,592,926	5,212,893
Gross margin on contracts	3,987,947	1,428,875	3,035,257	1,751,046
Operating expenses
Marketing	89,274	16,648	28,499	54,346
Personnel	3,219,413	1,430,164	3,037,205	3,154,636
Insurance and facility costs	448,604	215,099	352,796	138,124
Travel and transportation	285,110	136,574	352,994	354,187
Other operating costs	145,824	70,040	114,160	43,120
Depreciation and amortization	192,068	36,699	71,480	52,140
Amortization of intangible assets	45,866	-	-	-
Professional services	234,820	419,788	698,616	550,649
Administrative costs	825,659	45,835	263,403	384,932
Total operating expenses	5,486,638	2,370,847	4,919,153	4,732,134
Operating loss	(1,498,691)	(941,972)	(1,883,896)	(2,981,088)
Other income (expense)
Interest expense	(882,358)	(323,611)	(954,846)	(270,548)
Amortization of debt discounts	(570,022)	(1,003,276)	(2,382,601)	(1,273,393)
Amortization of debt offering costs	(235,192)	(189,490)	(416,522)	(222,201)
Adjustment of fair value of derivative liability	(513,516)	(155,710)	1,000,193	(419,017)
Investment income	17,312	-	-	-
Settlement of debt	-	51,261	6,024	91,268
Gain on extinguishment of debt	3,377,997	-	-	-
Other income (expense)	45,096	7,407	45,649	31,134
Total other income (expense)	1,239,317	(1,613,419)	(2,702,103)	(2,062,757)
Loss from continuing operations	(259,374)	(2,555,391)	(4,585,999)	(5,043,845)
Income (loss) from discontinued operations
Loss from discontinued operations	-	(1,959,218)	(2,023,197)	(1,445,912)
Gain from sale of operating segment	-	-	3,657,930	-
Income (loss) from discontinued operations	-	(1,959,218)	1,634,733	(1,445,912)
Net loss	(259,374)	(4,514,609)	(2,951,266)	(6,489,757)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(3,934,993)	-	-	-
Net loss attributable to common stockholders	$ (4,194,367)	$ (4,514,609)	$ (2,951,266)	$ (6,489,757)
Income (loss) per common share - basic
Loss from continuing operations	$ (0.09)	$ (0.06)	$ (0.11)	$ (0.12)
Income (loss) from discontinued operations	0.00	(0.05)	0.04	(0.04)
Basic EPS	$ (0.09)	$ (0.11)	$ (0.07)	$ (0.16)
Income (loss) per common share - diluted
Loss from continuing operations	$ (0.09)	$ (0.06)	$ (0.11)	$ (0.12)
Income (loss) from discontinued operations	0.00	(0.05)	0.04	(0.04)
Diluted EPS	$ (0.09)	$ (0.11)	$ (0.07)	$ (0.16)
Weighted average shares outstanding -
Basic	48,819,354	41,755,250	43,043,114	41,764,674
Diluted	48,819,354	41,755,250	43,043,114	41,764,674

The accompanying notes are an integral part of these consolidated financial statements. F-4

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007 (Unaudited)	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net loss	$ (259,374)	$ (4,514,609)	$ (2,951,266))	$ (6,489,757)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on sale of operating segment	-	-	(3,657,930)	-
Settlement of debt	-	(51,261)	(6,024)	(91,268)
Gain on extinguishment of debt	(3,377,997)	-	-	-
Stock issued for payment of expenses	121,764	181,151	352,056	519,550
Depreciation and amortization	620,279	36,699	71,480	112,048
Amortization of intangibles	45,866	-	-	-
Provision for bad debt	233,465	-	(57,407)	309,988
Equity valuation in subsidiaries	-	582,470	582,470	-
Amortization of debt discount	551,705	1,003,277	2,382,601	1,273,393
Amortization of debt offering costs	235,191	189,490	416,522	222,201
Valuation losses for changes in derivative liability	513,516	155,710	(1,000,193)	419,017
Changes in operating assets and liabilities:
Accounts Receivable	3,620,320	(1,379,273)	(120,888)	(4,041,554)
Net assets of discontinued operations	-	745,271	476,741	(2,509,329)
Costs and estimated earnings in excess of billings	(743,841)	(87,241)	(272,568)	(265,972)
Other assets	97,924	(12,885)	(137,430)	478,422
Accounts payable	104,413	589,244	352,269	2,869,557
Billings in excess of costs and estimated earnings	(696,874)	(94,525)	(356,196)	501,081
Accrued liabilities	821,659	98,284	638,893	164,537
Deferred revenue	43,164	-	-	-
Net cash provided by (used in) operating activities	1,931,180	(2,558,198)	(3,286,870)	(6,528,086)
Cash flows from investing activities:
Purchase of fixed assets	(571,340)	(82,574)	(97,163)	(57,263)
Increase in notes receivable - related party	-	(500,000)	(504,499)	-
Repayments of notes receivable - related party	808,820	-	-	-
Investment in equity of subsidiaries	(9,539,773)	-	-	(500,000)
Investment activity from discontinued operations	-	55,434	743,142	-
Net cash provided by (used in) investing activities	(9,302,293)	(527,140)	141,480	(557,263)
Cash flows from financing activities:
Proceeds from convertible debentures - related party	-	2,750,000	2,750,000	8,000,000
Costs of convertible debentures - related party	-	(282,486)	(190,000)	(1,089,863)
Proceeds from preferred stock - related party	6,190,000	-	-	-
Proceeds from senior notes - related party	6,310,000	-	-	-
Cost of proceeds from preferred stock and senior notes	(982,773)	-	-	-
Proceeds from notes payable	2,415,404	480,128	514,277	-
Payments on notes payable	-	-	(474,402)	(142,710)
Payments on term debt	(3,436,682)	-	-	-
Financing activity from discontinued operations	-	62,974	(611,147)	-
Net cash provided by financing activities	10,495,949	3,010,616	1,988,728	6,767,427
Net increase (decrease) in cash	3,124,836	(74,722)	(1,156,662)	(317,922)
Cash, beginning of period	57,521	776,139	1,214,183	1,094,061
Cash, end of period	$ 3,182,357	$ 701,417	$ 57,521	$ 776,139

The accompanying notes are an integral part of these consolidated financial statements. F-5

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (Deficit)
					Additional Paid-In Capital - Warrants			Total Stockholders' Equity (Deficit) Equity
				Additional Paid-In Capital			Accumulated Comprehensive Income (Loss)
	Preferred Stock	Common Stock				Accumulated Deficit
		Shares	Amount
Balance, January 1, 2006	$ 100,000	43,977,285	$ 43,977	$ 46,176,302	$ -	$ (45,778,059)	$ -	$ 542,220
Issuance of preferred stock
Series G	100,000			710,000				810,000
Exchanged for common stock		(4,500,000)	(4,500)	(805,500)				(810,000)
Conversion of debentures to								-
common stock		1,777,965	1,778	254,624				256,402
Value of vested stock options				387,010				387,010
Value of vested warrants				42,540				42,540
Issuance of common stock for
fees		500,000	500	89,500				90,000
Net loss (restated)						(6,489,757)		(6,489,757)
Balance, December 31, 2006	200,000	41,755,250	41,755	46,854,476	-	(52,267,816)	-	(5,171,585)
Conversion of debentures to
common stock		4,120,787	4,121	531,955				536,076
Conversion of preferred stock -								-
Series G	(64,192)	2,888,640	2,889	61,303				-
Value of vested stock options				352,056				352,056
Net loss in value of assets								-
available for sale							(332,476)	(332,476)
Net loss						(2,951,266)		(2,951,266)
Balance, December 31, 2007	135,808	48,764,677	48,765	47,799,790	-	(55,219,082)	(332,476)	(7,567,195)
Conversion of convertible
debentures		81,567	81	3,105				3,186
Issuance of preferred stock
Series H	9,930,674			2,740,540		(2,740,540)		9,930,674
Series I	2,280,000			720,000		(720,000)		2,280,000
Series I warrants					148,652			148,652
Reduction in value of assets
held for sale							(1,191,374)	(1,191,374)
Currency translation							1,879	1,879
Dividends on Series H						(400,840)		(400,840)
Value of vested stock options				121,764				121,764
Net loss						(259,374)		(259,374)
Balance, June 30, 2008	$ 12,346,482	48,846,244	$ 48,846	$ 51,385,199	$ 148,652	$ (59,339,836)	$ (1,521,971)	$ 3,067,372

The accompanying notes are an integral part of these consolidated financial statements. F-6

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

On August 21, 2006, the Company organized Security Holding Corp. (“SHC”) and purchased $3,000,000 of SHC’s convertible preferred stock. Simultaneously with its formation SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”). SHEI owned 100% of the outstanding equity of three subsidiaries. SHEI merged with SHC, with SHC remaining as the surviving corporate entity. SHC, through its subsidiaries, has been involved in RFID technology, enterprise security software systems, access control devices and secure internet portals. In August 2006, SHC acquired the assets of Compass Technologies, Inc. for $500,000 in cash. As further described in Note 9, the Company has sold its ownership interest in SHC and discontinued operations with respect to RFID, access control and security software.

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

On March 13, 2008, in conjunction with its primary business plan, the Company, entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety”) and certain persons named therein. Pursuant to the Merger Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $10,550,000. As further described in Note 12, the Company effectively acquired 100% of Safety, subject to future management equity incentive programs, and at June 30, 2008 owned 100% of the outstanding capital stock of Safety. Previously, Safety and the Company agreed for the purpose of the transaction to transfer effective control of Safety to the Company as of March 1, 2008. From the period of March 1, 2008 until the purchase consideration was exchanged, the Company recorded $59,736 for interest inputed for the period. The accompanying financial statements include the results of Safety from March 1, 2008, the effective date of the acquisition, through June 30, 2008.

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

     Foreign Operations – SECL, a United Kingdom corporation, which is wholly owned by Safety has total assets of $4,304,287, total liabilities of $3,560,687 and a net loss of $247,637 as of and for the four months ended June 30, 2008, which are included in the Company’s consolidated financial statements.

     The financial statements of SECL are translated using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations. The related translation adjustments are reported as a separate component of shareholders’ equity.

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

Revenue Recognition – Revenues are derived primarily from services performed under time and materials and fixed fee contracts. Revenues and costs derived from fixed price contracts are recognized using the percentage of completion (efforts expended) method.

Contract costs include all direct labor, materials, and other non-labor costs and those indirect costs related to contract support, such as fringe benefits, overhead labor, supplies, tools, repairs and equipment rental. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Because of inherent uncertainties in estimating costs, it is at least reasonably possible the estimates used will change within the near terms.

The asset, “costs and estimated earnings in excess of billings”, represents revenues recognized in excess of billed amounts. The liability, “billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized.

            Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Cash consists of cash on hand and deposits in banks. The Company has approximately $2,122,000 at risk for funds held in excess of the Federal Deposit Insurance Corporation (FDIC) Guarantee.

            Recognition of Losses on Receivables -  Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral from customers. Management periodically reviews accounts for collectibility, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts. At June 30, 2008 the Company has a consolidated bad debt allowance of $345,998.

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

Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of senior secured notes. Should there be an early extinguishment of the notes prior to the stated maturity date the remaining unamortized cost is expensed. Amortization expense amounted to $235,192, $416,522 and $222,201 for the six months ended June 30, 2008 and the years ending December 31, 2007 and December 31, 2006, respectively.

The table below reflects the unamortized debt offering at June 30, 2008, December 31, 2007 and December 31, 2006:

	2008	2007	2006
January 1,	$733,626	$867,662	$-
New debt offering costs	982,773	282,486	1,089,863
Amortized with converted debt	(434)	(24,286)	-
Amortized with debt extinguishment	(640,128)	-	-
Amortization expense	(234,758)	(392,236)	(222,201)

June 30,	$841,079
December 31,		$733,626	$867,662

Investments in Assets Held for Sale – The Company accounts for investments in marketable securities and other investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investment equity securities with readily determinable fair values and for all investments in debt securities. As of June 30, 2008 and December 31, 2007, all marketable securities were classified as assets held for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

The table below reflects the assets held for sale as of June 30, 2008 and December 31, 2007:

		Gross Unrealized
	Cost	Gain	Loss	Estimated Fair Value
June 30, 2008	$3,581,047	-	1,523,850	$2,057,197
December 31, 2007	$3,581,047	-	332,476	$3,248,571

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

In August 2005, the Company granted, under the 2005 Plan, options to an officer to purchase 5,800,000 shares of Common Stock of the Company and options, outside the 2005 Plan, to three directors to purchase 2,160,000 shares of Common Stock of the Company. The Company recorded compensation expense of $63,187, $219,638 and $389,502 relative to these option grants for the six months ended June 30, 2008 and the years ending December 31, 2007 and December 31, 2006, respectively.

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

            Employee Benefit Plans - Safety has a 401(k) profit sharing plan covering substantially all its employees. Employees are allowed to make before-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. Safety contributed $108,093 to their plan during the four months ended June 30, 2008.

SECL, a wholly owned subsidiary of Safety, has a group stakeholder pension scheme for the benefit of its employees. The plan covers substantially all SECL employees and provides for SECL to contribute at least three percent of the eligible employee’s compensation to the plan. SECL contributed $2,052 to their plan during the four months ended June 30, 2007.

The holding company and Nexus both have salary deferred plans which allow each company to make a discretionary match to their plan. Neither the holding company or Nexus made contributions to their plans for the period ending June 30, 2008.

Financial Presentation - Consolidated Statements of Operations and Cash Flows for the six months ended June 30, 2007 are unaudited and have been included for comparative purposes only.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities.  Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy.  We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations ” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact of applying the various provisions of SFAS 141R.

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

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 established a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At June 30, 2008, December 31, 2007 and December 31, 2006 the Company believes that there has been no impairment of its long-lived assets.

Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. Expenses incurred were $89,274, $28,499 and $54,346 for the six months ended June 30, 2008 and the years ended December 31, 2007 and December 31, 2006, respectively.

Net Earnings (Loss) Per Share - The Company computes basic earnings (loss) per share in accordance with SFAS 128, “Earnings Per Share” by dividing net income (loss), adjusted for preferred stock dividends and other beneficial conversion features associated with the preferred stock issuance, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and warrants, the assumed conversion of preferred stock and the assumed vesting of stock option grants (using the treasury stock method), if dilutive.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

3. Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets are as follows:

	June 30, 2008	December 31, 2007	December 31, 2006
Office equipment	$367,942	$42,347	$42,347
Operating equipment	3,139,423	-	-
Computer equipment	1,781,828	30,731	30,731
Vehicles	886,360	338,470	241,307
Accumulative depreciation	(682,157)	(142,293)	(70,812)
June 30,	$5,493,396
December 31,		$269,255	$243,573

Depreciation expense was $620,279 (including $428,211 recorded in cost of contracts), $71,480 and $52,140 for the six months ended June 30, 2008 and the years ended December 31, 2007 and December 31, 2006, respectively.

4. Intangible Assets, net

     The components of intangible assets derived from the acquisition of Safety consist of the following at June 30, 2008:

Depreciable intangibles:
Non-compete agreements	$92,665
Contracts	445,823
538,488
Less accumulated amortization	(45,866)
492,622
Non-depreciable intangibles:
Trademarks	5,000
Total intangible assets, net of amortization at June 30, 2008	$497,622

Amortization expense for intangibles was $45,866 for the six months ended June 30, 2008. Amortization expense for intangibles for the next five years is as follows: fiscal year 2009 - $106,000; fiscal year 2010 – fiscal year 2014 - $45,000.

5. Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the six months ended June 30, 2008 and the years ended December 31, 2007 and December 31, 2006, the Company did not incur any charges for impairment.

 6. Purchase of Nexus Preferred Shares

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

7. Acquisition of CSS

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

8. Purchase of Security Holding Corp. Preferred Shares

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

As further described in Note 9, the Company has discontinued the operations of this business segment with the closing of the sale of its SHC subsidiary effective August 29, 2007.

9. Discontinued operations

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

      Management has recognized the SHC activity as discontinued operations for the year ended December 31, 2007 and 2006.  The following table reflects selected elements of SHC’s results for the periods ended December 31, 2007 and 2006.

	2007	2006
Revenue	$3,029,306	$1,718,306
Gross Margin	1,279,261	288,546
Operating expenses (includes $483,942 of goodwill impairment write-down for the year ended December 31, 2007, and $0 for the year ended December 31, 2006)	3,300,480	1,707,130
Other Income (Expense)	(1,978)	(27,328)
Net Loss from Discontinued Operations	(2,023,197)	(1,445,912)
Gain on Sale of Operating Segment	3,657,930	—
Income (loss) from Discontinued Operations	1,634,733	(1,445,912)

Net Assets	1,861,572	3,364,844
Net Liabilities	1,938,456	1,728,728

In 2007 and 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis. Additionally, certain December 31, 2006 balances have been reclassified to conform to the December 31, 2007 financial statement presentation including restatements for the discontinued operations and the minority interests which are now included in the Company’s retained deficit.

10. Entry into Polimatrix (PMX) Joint Venture

On September 18, 2006, the Company entered into a U.S.-based joint venture with Polimaster, Inc., an Arlington, Virginia company involved in the field of nuclear and radiological detection and isotope identification. The joint venture will operate as Polimatrix, Inc. (PMX) and is owned 51% by the Company. PMX will use technology licensed from Polimaster, Inc. in the development of hand-held, networked nuclear and radiological detection devices intended to be sold to governmental and commercial customers. PMX also intends to sell other products manufactured by Polimaster, Inc. and other manufacturer’s radiological, biological, chemical and bacteriological detection equipment.

11. Minority Interest in Secure America Acquisition Corporation

The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), the principal initial stockholder of SAAC, pursuant to a promissory note (the “SAAH Note”). The SAAH Note has a maturity date of May 31, 2011 and bears interest at a rate of 5% per annum. All principal and accrued interest on the SAAH Note is due upon maturity. The obligations of SAAH under the SAAH Note have been guaranteed by C. Thomas McMillen, our President, Chief Executive Officer and Chairman. As consideration for the issuance of the SAAH Note, the Company received 250,000 membership interests in SAAH. On October 22, 2007, the Company purchased 75,000 Class C membership interests in SAAH, through an investment in SAAH in the amount of $150,000. Also, on October 22, 2007, the Company loaned SAAH $65,000. The unsecured loan was for working capital purposes, was evidenced by a note and was due before October 22, 2008 with no prepayment penalties. The loan was repaid on October 29, 2007 in its entirety. Through its membership interests in SAAH, the Company is deemed to beneficially own 2.6% of the outstanding capital stock of SAAC at June 30, 2008 and is entitled to receive 325,000 shares of common stock in SAAC if and when SAAC completes an acquisition or business combination which it has 24 months to consummate. At June 30, 2008 the balance of the promissory note due to the Company was $393,360.

In addition to the Company’s ownership in SAAH, Mr. McMillen, our Chief Executive Officer and Chairman beneficially owns 1,178,733 membership interests in SAAH or approximately 50.71%, Mr. Brigante our Chief Financial Officer owns 82,500 membership interests in SAAH or 3.50%, Mr. McNeill, our Director, owns 100,000 membership interests in SAAH or 3.18% and Mr. Griffin, our Director, owns 25,000 membership interests in SAAH or 1.06%.

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

12. Investment in Safety & Ecology Holdings Corporation

On March 13, 2008, the Company entered into the Merger Agreement with Safety. Previously, Safety and HSCC agreed, for the purposes of the transaction, to transfer effective control of SEC to HSCC as of March 1, 2008. From the period of March 1, 2008 until the purchase consideration was exchanged, the Company recorded $59,736 for interest inputed during the period. The accompanying financial statements include the results of Safety from March 1, 2008, the effective date of acquisition, through June 30, 2008.

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

As stipulated in the Merger Agreement, Merger Sub was merged with and into Safety (the "Merger"), with Safety surviving the Merger. In exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) initially received: (1) an aggregate of 550,000 shares of Company’s Series I Convertible Preferred Stock (the “Series I Stock”) with an initial stated and liquidation value of $3,300,000, (2) warrants (the “Warrants”), par value $0.001 per share (the “Common Stock”) to purchase up to 22,000,000 shares of the Common Stock, (3) unsecured promissory notes (the “Notes”) of Safety in an aggregate principal amount of $2,000,000, and (4) $3,900,000 in cash, (collectively, the “Merger Consideration”). Pursuant to the Merger Agreement, the Merger Consideration received by the Shareholders may be: (1) reduced based on Safety’s stockholders’ equity (as determined at closing) and (2) reduced or increased based on Safety’s working capital (as determined at closing). In addition, in the future, the Shareholders may receive up to an aggregate of $6,000,000 in Common Stock if certain performance criteria are achieved by Safety in 2008 and 2009. The Series I Stock and Warrants will be held in escrow for twelve months to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement. As of March 27, 2008, Safety secured an extension of their pending Radcon contract and qualified to release $1,800,000, in stated value, of the Series I Stock and Warrants from escrow.

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

The following is an unaudited condensed statement of operations for the six months ended June 30, 2008 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Safety as though the Company had acquired the Safety shares on January 1, 2008:

	Homeland Security Capital Corporation (Consolidated) June 30, 2008	Safety & Ecology Holdings Corporation (Safety) January 1, 2008 -February 29, 2008	Pro Forma
Net contract revenue	$23,154,250	$9,583,863	$32,738,113
Gross margin on contracts	3,987,947	2,140,919	6,128,886
Operating income (loss)	(1,498,691)	534,741	(963,950)
Net loss	$(259,374)	$(123,913)	$(383,287)
Loss applicable to common shareholders	$(4,194,367)	$(123,913)	$(4,318,280)
Basic and diluted earnings (loss) per share	$(0.09)	$0.00	$(0.09)

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, rounded to the nearest thousand, as recorded by the Company at March 31, 2008 and June 30, 2008. The Company is in the process of obtaining third party valuations of certain intangible assets; therefore the allocation of the purchase price is preliminary and subject to refinement.

	June 30, 2008	March 31, 2008

Current assets	$18,724,000	$18,724,00
Property, plant and equipment	5,273,000	4,034,000
Other assets	29,000	29,000
Goodwill and other intangible assets	5,785,000	5,951,000

Total assets acquired	$29,811,000	$28,738,000

Current liabilities	$13,501,000	$13,501,000
Long term debt	1,885,000	1,885,000
Other liabilities	1,203,000	228,000

Total liabilities assumed	$16,589,000	$15,614,000

Net assets acquired	$13,222,000	$13,124,000

     At June 30, 2008 goodwill and other intangible assets includes: $93,000 was assigned to non-compete agreements (1 year useful life), $446,000 was assigned to contracts (10 year useful life), $5,000 was assigned to trademarks (indefinite life) and $5,241,000 was assigned to goodwill.

     At March 31, 2008 goodwill and other intangible assets includes: $110,000 was assigned to non-compete agreements (1 month useful life), $1,618,000 was assigned to contracts (10 year useful life), $5,000 was assigned to trademarks (indefinite life) and $4,103,000 was assigned to goodwill.

     As mentioned above, the Company is still in the process of obtaining third party valuations for certain intangible assets. The changes from March 31, 2008 to June 30, 2008 in how purchase price was allocated to the acquisition of Safety, reflect further refinements in valuation for certain intangible assets, changes in estimated useful lives of certain intangible assets, adjustments to estimates originally made by management and changes in the calculation of purchase price, specifically the valuation of warrants, by recalculating their value using new volatility measurements and expected life.

13. Securities Purchase Agreement with YA Global Investments, L.P.

The Company’s Senior Secured Notes Payable and Convertible Debentures consist of the following:

	June 30, 2008	December 31, 2007	December 31, 2006

Senior Secured Notes Payable (the New Notes)	$6,310,000	$—	$—
Senior Secured Notes Payable (the Exchange Notes)	6,750,000	—	—
Convertible Debentures (net of discounts) Extinguished in 2008	—	10,563,186	8,000,000
Debenture interest conversion note	878,923	—	—
Less debt discount	(82,127)	(4,310,299)	(4,356,938)
	$13,856,796	$6,252,887	$3,643,062

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

The Company used $10,550,020 of the proceeds from the Purchase Agreement to acquire Safety. The remaining cash proceeds and other consideration were used to restructure the debentures, related discounts and derivative liabilities as follows:

(1)   a Securities Purchase Agreement, dated as of February 6, 2006 (the “February 2006 Purchase Agreement”), pursuant to which, among other things, YA purchased from the Company an aggregate original principal amount of $4,000,000 of senior secured convertible debentures (the “February 2006 Debentures”), which had an outstanding principal balance at March 17, 2008 of $3,810,000, plus accrued and unpaid interest thereon.

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

In connection with EITF 98-5 and EITF 00-27, the Company reduced the carrying value of the Series H Stock for the fair value of the YA Warrant in the amount of $169,768. The Series H Stock was further reduced by $2,740,540 for the beneficial conversion feature of the security. Since the Series H Stock was convertible and the YA Warrant exercisable at the time of issuance, the Series H Stock was increased to stated value through a charge to retained earnings.

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

14. Income Taxes

The Company and certain of its subsidiaries file income tax returns in the US and in various state jurisdictions. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years before 2003.

The Internal Revenue Service (IRS) has not notified the Company of any scheduled examination of the Company’s US income tax returns for 2004 through 2006. As of June 30, 2008, the IRS has proposed no adjustments to the Company’s tax positions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

There are no amounts included in the balance at June 30, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended June 30, 2008 and the years ended December 31, 2007 and December 31, 2006 the Company recognized no interest or penalties.

The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at June 30, 2008, December 31, 2007 and December 31, 2006 are as follows:

	June 30, 2008	December 31, 2007	December 31, 2006
Current:
Related party accruals	$188,793	$256,200	$175,600
Allowance for doubtful accounts	132,101	50,700	—

Accrued and prepaid expenses	104,035	—	—
Other	48,281	—	—
Valuation allowance for net current deferred tax assets	(473,210)	(306,900)	(175,600)

Total net current deferred tax asset	$—	$—	$—

Noncurrent:
Net operating loss and research credit carryforwards	$4,382,868	$16,493,000	$16,540,000
Depreciation and amortization expenses	(688,800)	—	—
Amortization of intangible assets	(188,670)	—	—
Valuation allowance for net noncurrent deferred tax assets	(3,505,398)	(16,493,000)	(16,540,000)
Total net noncurrent deferred tax asset	$—	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. During the current period, the Company decreased its valuation allowance by $12,821,292 primarily due to loss limitations from a change in control of a subsidiary. Approximately $874,000 of the valuation allowance will be allocated to reduce goodwill of Safety, related to its acquisition.

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 39% as a result of the following:

	June 30, 2008	December 31, 2007	December 31, 2006
Computed "expected" tax (benefit)	$(14,482)	$(1,015,700)	$(2,531,100)
State income tax (benefit), net of federal income tax benefit		(135,800)	(298,500)

Keyman Insurance	22,084	7,100	—
Beneficial conversion feature expense	—	—	496,623
Allowance for doubtful accounts	—	(22,400)	120,895
Compensation from options	43,264	137,300	151,905
Amortization debt discount costs
and valuation of derivative liability	505,895	539,139	163,400
Accrued expenses	—	201,500	54,700
Meals and entertainment	5,990	11,800	7,700
Political contributions	6,126	4,700	5,752
Gain on debt conversion	(1,293,435)
Stock for expenses	—	—	202,625
Contributions	—	3,400	3,646
Goodwill	—	—	10,247
Penalties	—	30,413	—
Loss of benefit of deferred tax asset	(724,558)	238,548	1,612,107

	$—	$—	$—

At June 30, 2008, the Company had an available net operating loss carryforward of approximately $16,700,000. Increases in 2008, were increased by losses in the Company’s acquired subsidiaries. These deductions create net operating loss carryforwards which in certain circumstances could become limited due to a change in control of the subsidiary. These amounts are available to reduce the Company's future taxable income and expire in the years 2011 through 2027. The majority of the expirations take place after 2014.

15. Sale of Convertible Debentures (2006 A)

On February 6, 2006, the Company entered into a Securities Purchase Agreement with Yorkville Advisors, LP (“Yorkville”), which provided for the purchase by Yorkville of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture was convertible into Common Stock. The 2006 A Debenture had an interest rate of 5% per annum.

Pursuant to a Security Agreement between the Company and Yorkville, the Company's obligations under the 2006 A Debenture were secured by a pledge of all of its assets. Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $20,000 in structuring fees and diligence fees, all to Yorkville. Accordingly, the Company received net proceeds of approximately $3,580,000 upon issuance of the Debenture. The Company has also issued to Yorkville 500,000 shares of Common Stock pursuant to this transaction. On November 8 and 12, 2007, Yorkville converted $96,814 and $90,000 of the debentures at a conversion rate of $0.0450 and $0.0457 per share into 2,151,422 and 1,969,365 shares of the Company’s common stock. As a result of the conversion, the Company recognized a write-off of deferred finance charges of $12,586 and $11,700, a reduction of the related debt discount of $32,926 and $29,669 and derivative liability of $172,924 and $176,338. On February 29, 2008, Yorkville converted $3,186 of the debentures at a conversion rate of $0.03906 per share into 81,567 shares of the Company’s common stock. As a result of the conversion, the Company recognized a write-off of deferred finance charges of $434, a reduction of the related debt discount of $818 and derivative liability of $191.

In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company was not able to assert that it would have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature was accounted for as a derivative liability, with the change in fair value recorded in earnings each period.

On March 14, 2008, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P, where YA purchased from the Company the 2006 A Debenture. (See Note 18 to the Consolidated Financial Statements)

16. Sale of Convertible Debentures (2006 B)

On August 21, 2006, the Company entered into a Securities Purchase Agreement with Yorkville, which provided for the purchase by Yorkville of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The conversion price of the 2006 B Debenture shall be equal to the lesser of (1) $1.00 or (2) a ten percent discount to the lowest daily volume weighted average price of the Common Stock for the thirty trading days preceding conversion. The 2006 B Debenture has an interest at rate of 5% per annum.

Pursuant to the Securities Purchase Agreement, the Company paid a commitment fee of $400,000 and $15,000 in structuring fees and diligence fees, all to Yorkville. Also, the Company paid interest due on the 2006 A Debenture in the amount of $107,945 out of the proceeds. Accordingly, the Company received net proceeds of $3,477,055 upon issuance of the 2006 B Debenture.

 In connection with the Securities Purchase Agreement, the Company issued a warrant to Yorkville for 1,000,000 of the Common Stock. The warrant has an exercise price equal to $1.00, which may be adjusted under terms of the warrant, and has a term of five years from the date of issuance on August 21, 2006.

In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company was not able to assert that it would have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature was accounted for as a derivative liability, with the change in fair value recorded in earnings each period. Additionally, the Company was not able to assert that it would have sufficient authorized and unissued shares to exchange for the warrant, if it was exercised. As a result, the warrant was accounted for as a liability, with the change in fair value recorded in earnings each period.

On March 14, 2008, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P, where YA purchased from the Company the 2006 B Debenture. (See Note 18 to the Consolidated Financial Statements)

17.   Sale of Convertible Debentures (2007 A)

On June 1, 2007, the Company entered into a Securities Purchase Agreement with Yorkville Capital Partners, LP (“Yorkville”), which provides for the purchase by Yorkville of a secured convertible debenture (the “Debenture”) in the amount of $2,750,000. The Debenture has an interest rate of at 12% per annum.

In connection with the Securities Purchase Agreement, the Company issued a warrant to Yorkville for 800,000 shares of the Common Stock (the “Warrant”). The Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the Warrant, and has a term of five years from the date of issuance on June 1, 2007.

On March 14, 2008, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P, where YA purchased from the Company the 2007 A Debenture. (See Note 18 to the Consolidated Financial Statements)

18. Debentures

      As discussed in Note 13, on March 14, 2008, the Company entered into a Purchase Agreement with YA, where YA acquired from the Company all of its convertible debentures. The transaction was accounted for as an extinguishment of debt resulting in a gain on the extinguishment of $3,377,977, as follows:

	February 2006 Debenture 2006 A	August 2006 Debenture 2006 B	June 2007 Debenture 2007 A	August 2006 Warrant	June 2007 Warrant	Total

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Less: Cost of issuance	(520,000)	(569,863)	(282,491)			(1,372,354)
Net proceeds	$3,480,000	$3,430,137	$2,467,509			$9,377,646

Value of derivative liability at issue date	$3,331,544	$2,298,787	$2,335,962	$154,863	$92,486	$8,213,642
Gain (Loss) of value
of derivative liability	(585,631)	679,818	35,441	(142,833)	(74,646)	(87,851)
Converted debt	(349,071)	-	-	-	-	(349,071)
	2,396,842	2,978,605	2,371,403	12,030	17,840	7,776,720

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Less debentures converted	(190,000)	-	-			(190,000)
	(3,810,000)	(4,000,000)	(2,750,000)			(10,560,000)

Debt discount	3,331,544	2,298,787	2,335,962			7,966,293
Less amortization
of discount	(2,342,237)	(1,183,450)	(618,598)			(4,144,285)
Converted debt	(63,413)	-	-			(63,413)
	(925,894)	(1,115,337)	(1,717,364)			(3,758,595)

Finance costs	520,000	569,863	282,486			1,372,349
Less amortization of costs	(339,320)	(293,375)	(74,806)			(707,501)
Converted debt	(24,720)	--	--			(24,720)
Loss of sale of debt	(155,960)	(276,488)	(207,680)	--	--	(640,128)
Net gain on sale of debt	$1,314,988	$1,586,780	$446,359	$12,030	$17,840	$3,377,997

 19. Long-Term Debt

The Company’s long term debt is as follows:

	June 30, 2008	December 31, 2007	December 31, 2006
Safety Promissory Note payable due in monthly installments of $38,296 including interest at 5.22% until March 2012, when the unpaid balance is due, collateralized by equipment with an original cost of $1,993,212	$1,794,853	$—	$—
Safety Promissory Note payable due in monthly installments of $20,870 including interest at 5.85% until May 2011, when the unpaid balance is due, collateralized by equipment with an original cost of $648,000.	769,568	—	—
Safety & Revolving Note Payable	2,365,935	—	—
Nexus notes payable to bank, due in aggregate monthly installments of approximately $5,600 including interest ranging from 7.24% to 12% until June 2013, collateralized by vehicles with an original cost of approximately $249,000.	115,234	149,661	151,826
Other notes payable	65,830	57,346	15,306
Total notes payable	5,111,420	207,007	167,132
Less current portion	(647,576)	(72,319)	(46,337)
Long term portion	$4,463,844	$134,688	$120,795

In March 2008, upon the consummation of the funding of the acquisition transaction between HSCC and SEC, SEC was extended a bank line of credit (the “Line of Credit”), which among other features includes:

(a)     An $8,000,000 Revolving Line of Credit (initial duration is two years) available for working capital financing for SEC and all of its current and future subsidiaries including an inter-company facility for credit to foreign operations.

(b)     A monthly borrowing base determination based upon domestic accounts receivable (availability at June 30, 2008 was approximately $4,756,000).

(c)     Interest rate determined at LIBOR plus margin determined on a quarterly basis with reference to funded debt to domestic EBITDA ratio.  Margin range is 1.2% to 1.95% for an EBITDA ratio of over 2.25:1.  Maximum ratio is 2.5:1.

(d)     The ability to issue letters of credit in an aggregate principal amount not to exceed $4,000,000 subject to certain provisions.

Principal maturities for the next five years are as follows:

Year End June 30,

2009	$647,576
2010	3,058,719
2011	781,670
2012	618,070
2013	5,386

Total	$5,111,420

20. Series F Preferred Stock

On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to Yorkville, a related party, pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The preferred stock is convertible into shares of Common Stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to the beneficial conversion feature. As of June 30, 2008, none of the Series F Preferred Stock has been converted into shares of Common Stock.

21. Series G Preferred Stock

On February 6, 2006, the Company entered into an Investment Agreement with Yorkville pursuant to which the Company exchanged with Yorkville 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 4,500,000 shares of the Common Stock owned by Yorkville. Each share of Series G Preferred Shares may be converted, at Yorkville's discretion, into 4.5 shares of the Common Stock. The Series G Preferred Shares are senior in rank to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10. The holders of Series G Preferred Shares are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville in connection with the transaction. During 2007, Yorkville requested conversion of 641,920 shares of the Series G Shares which resulted in the issuance of 2,888,640 shares of the Common Stock.

The Company also entered into an Investor Registration Rights Agreement with the Yorkville pursuant to which the Company agreed to file a registration statement covering the resale of shares of Common Stock issuable upon the conversion of the Series G Preferred Shares. The Company also filed a Certificate of Designation with the State of Delaware amending its Certificate of Incorporation to include the rights and terms of the Series G Preferred Shares.

22. Series H Preferred Stock

On March 17, 2008, the Company issued 10,000 shares of Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), to YA Global Investments, L.P., a related party, pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $10,000,000 less costs of $850,000, or $9,150,000. The Series H Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series H Preferred Stock has a preferential liquidation amount of $1,000 per share or $10,000,000, plus all accumulated and unpaid dividends. Each share of Series H Preferred Stock is convertible into 33,334 shares of Common Stock at a conversion price equal to $0.03 per share, subject to availability. In 2008, the Company recorded a $2,740,540 dividend relative to the beneficial conversion feature. As of June 30, 2008, none of the Series H Preferred Stock has been converted into shares of Common Stock. (See Note 13 to the Consolidated Financial Statements)

23. Series I Preferred Stock

On March 13, 2008, the Company issued 550,000 shares of Series I Convertible Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”), to Safety pursuant to a Merger Agreement. The initial value of the stock issued as merger consideration was $3,300,000. Upon issuance, the Series I Preferred Stock was placed in escrow to offset any indemnification claims or purchase price adjustments pursuant to the merger agreement. As of March 27, 2008, Safety secured an extension on a pending contract and qualified to release $1,800,000 in stated value or 300,000 shares from escrow on January 1, 2009. The remainder of the Series I Preferred Stock will be released from escrow on the earlier of (1) March 15, 2009 and (2) the date fifteen (15) days following the completion of the financial review by the Company’s independent auditors of the Company’s consolidated financial statements for the six (6) month period ended December 31, 2008. The Series I Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series I Preferred Stock has a preferential liquidation amount of $6.00 per share or $3,303,300, plus all accumulated and unpaid dividends. Each share of Series I Preferred Stock is convertible into 200 shares of Common Stock at a conversion price of $0.03 per share, subject to availability. In 2008, the Company recorded a $720,000 dividend relative to the beneficial conversion feature on the shares released from escrow. As of June 30, 2008, none of the Series I Preferred Stock has been converted into shares of Common Stock. (See Note 12 to the Consolidated Financial Statements)

24. Stock Options

In 2005, the Company issued to directors and an officer of the Company options to purchase 7,960,000 shares of Common Stock in the future. In January and February 2006, the Company issued 100,000 and 600,000 options to an employee and a contractor respectively, to purchase shares of Common Stock of the Company in the future. Of these options 100,000 were forfeited in September 2006. In May and July 2006, the Company issued 100,000 and 750,000 options to two employees respectively, to purchase shares of Common Stock of the Company in the future. Of these options, 100,000 were forfeited on February 2008. In December 2006, the Company issued 250,000 options to an employee to purchase shares of Common Stock of the Company in the future. On May 10, 2007, the Company modified the terms of 519,210 of the options previously issued to an employee, upon the appointment of that employee to the position of Chief Financial Officer. Also, on May 10, 2007 a director resigned forfeiting 720,000 options and on May 16, 2007 a new director was approved and granted 720,000 options to purchase shares of Common Stock in the future, vesting at 90,000 per quarter for eight quarters.

Of the options granted in 2005, 2006 and 2007, options to purchase 437,047 shares of Common Stock vested and 100,000 vested options were forfeited during the six month period ended June 30, 2008 and the Company recorded $63,187 as compensation expense related to the vesting of these options. During the twelve month periods ended December 31, 2007 and December 31, 2006, options to purchase 1,529,093 and 3,698,933 shares of Common Stock vested and the Company recorded $219,638 and $389,502 as compensation expense related to the vesting of these options. The compensation cost related to non vested options not yet recognized amounts to $101,075 as of June 30, 2008, which cost is expected to be recognized over the next 5 quarters.

The following table reflects options outstanding at the beginning of 2006, 2007 and 2008; options granted during 2006, 2007 and January 1, 2008 through June 30, 2008; options exercised during 2006, 2007 and January 1, 2008 through June 30, 2008; options forfeited during 2006, 2007 and January 1, 2008 through June 30, 2008; options outstanding at December 31, 2006, December 31, 2007 and June 30, 2008; and options exercisable at December 31, 2006, December 31, 2007 and June 30, 2008 along with their weighted average exercise price:

	June 2008			December 2007			December 2006
		Weighted Average			Weighted Average			Weighted Average
	Options	Exercise Price	Grant Date Fair Value	Options	Exercise Price	Grant Date Fair Value	Options	Exercise Price	Grant Date Fair Value
Outstanding at beginning of Year Granted Exercised Forfeited	9,660,000 - - (100,000)	$ 0.103 - - 0.140	$ 0.107 - - -	9,660,000 1,239,210 - (1,239,210)	$ 0.098 0.120 - 0.140	$ 0.111 - - -	7,960,000 1,800,000 - (100,000)	$0.096 0.161 - 0.170	$ 0.096 - - -
Outstanding at end of year	9,560,000	$ 0.103	$ 0.107	9,660,000	$ 0.103	$ 0.107	9,660,000	$0.098	$ 0.111
Options exercisable at year end	8,855,073	$ 0.101	$ 0.095	8,418,026	$ 0.100	$ 0.097	7,410,600	$0.095	$ 0.094
F-27

            All of the options reflected in the table above have been restated to reflect a 1 for 100 reverse split of the Common Stock (See Note 26).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2006 and 2007; risk-free interest rate of between 4.4% and 4.95% and volatility between 178% and 456% and expected lives of ten years. All options granted have a three year service period.

Not included in the table above, but included in consolidated compensation expense are options issued by our subsidiaries to purchase shares of the subsidiaries’ common stock in the future. Compensation expense for these options is calculated by comparing our subsidiaries to comparable publicly traded companies in their industry for stock volatility purposes and using the Black-Scholes option-pricing model.

25. Common Stock Warrants

During the six months ended June 30, 2008, the Company granted warrants to purchase up to 22,000,000 shares of the Common Stock as part of the purchase consideration in the acquisition of Safety (See Note 12) . The warrants will be held in escrow together with the Series I Preferred Stock to offset any indemnification claims or purchase price adjustments. As the Series I Preferred Stock is released from escrow, a proportional number of warrants will also be released. The warrants have an exercise price of $0.03 with a term of five years from the date of issuance of March 17, 2008. As of March 27, 2008, Safety secured a pending contract extension and qualified to release 12,000,000 of warrants from escrow. On March 14, 2008, in connection with the Securities Purchase Agreement with YA Global Investments, L.P., the Company issued to YA a warrant to purchase up to 83,333,333 shares of common stock (See Note 13). The YA warrant vested when granted and has an exercise price equal to $0.03 with a term of five years from the date of issuance. During 2007 and 2006, the Company granted 800,000 and 1,400,000 warrants, respectively, to two entities and one consultant. The warrants vested when granted and were issued in connection with our debenture financing, financial advisory services and investor relations consultation. The exercise price of these warrants range from $0.11 to $1.00 and were valued using the Black Scholes pricing model with the following assumptions; risk-free interest rate of 2.2%, volatility of 60% and expected life of five years.

26. Reverse Stock Split

At the Company’s stockholders meeting held on July 10, 2007, the common stockholders approved a resolution to amend the Certificate of Incorporation to effect a combination, or reverse split, of the Company’s Common Stock at a ratio of 1-for-100 and accordingly the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of Delaware which provided that the shares of Common Stock then issued and outstanding will be combined at a ratio of 1-for-100. The reverse split reduced number of authorized shares of Common Stock from 20,000,000,000 to 200,000,000 but did not change the par value of our Common Stock. Except for any changes resulting from the treatment of fractional shares, each stockholder held the same percentage of Common Stock outstanding immediately after the reverse stock split as such stockholder did immediately prior to the reverse stock split. Stockholders holding fractional shares will be entitled to receive cash in the amount of $0.001/share in lieu of their fractional shares. As of June 30, 2008, December 31, 2007 and December 31, 2006 the accounts of the Company and results of operations and cash flows have been computed giving effect to the reverse stock split.

27. Adoption of SFAS No. 157

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

     Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. At June 30, 2008, we have no significant Level 2 measurements.

     Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2008, we have no significant Level 3 measurements.

     As of June 30, 2008, the Company’s assets held for sale had a carrying value of $2,057,197, which was measured by quoted prices in active markets for identical assets.

     The Company has not changed any reported amounts for net income from continuing operation, net income or any per share amounts as a result of this adoption.

28. Settlement of Trade Payable and Convertible Debentures

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

29. Business Segments

The Company analyzes its assets, liabilities, cash flows and results of operations by operating unit or subsidiary. In the case of our platform companies, which are our first level subsidiaries, the Company relies on local management to analyze each of its subsidiaries and report to us based on a consolidated entity. As a result, the Company, in its application of SFAS 131, will make its financial decisions based on the overall performance of a first level subsidiary. Our subsidiaries derive their revenues and cash flow from different activities, (1) services in the case of Nexus and the newly acquired Safety and (2) products in the case of PMX.

The following table reflects the Company’s segments at June 30, 2008:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus )	Products Company (PMX.)	Services Company (Safety)	Consolidated
Revenues	$-	$2,259,837	$-	$20,894,413	$23,154,250
Gross margin	-	268,950	-	3,718,997	3,987,947
Operating expenses	768,495	1,128,902	200,313	3,150,994	5,248,704
Depreciation expense	4,600	36,862	-	196,472	237,934
Other income (expenses) – net	1,419,904	(11,182)	(1,502)	(167,903)	1,239,317
Net income (loss) from continuing operations	646,809	(907,996)	(201,815)	203,628	(259,374)
Current assets	818,658	1,887,241	3,331	18,552,953	21,262,183
Total assets	4,483,467	2,154,274	3,331	29,556,533	36,197,605
Interest expense	715,146	14,188	-	153,024	882,358
Capital expenditures	-	31,468	-	539,872	571,340

30. Loss Per Share

The basic loss per share was computed by dividing the net loss applicable to common shareholders by the weighted average common shares outstanding during each period. Potential common equivalent shares of 533,994,955, 10,618,026 and 8,802,267 at June 30, 2008, December 31, 2007 and December 31, 2006, respectively, are not included in the computation of per share amounts in the periods as the effect would be anti-dilutive.

Diluted earnings per share are computed using outstanding shares plus the common stock options and warrants that can be converted into common stock. Diluted earnings per share are not indicated for the six month period ending June 30, 2008 or the years ending December 31, 2007 and December 31, 2006 because these periods indicate losses and the computation would be anti-dilutive.

The reconciliations of the basic and diluted Earnings Per Share for income from continuing operations are as follows:

	June 30, 2008	December 31, 2007	December 31, 2006

Basic and Diluted Earnings Per Share:

Income (Numerator)

Loss from continuing operations	$(259,374)	$(4,585,999)	$(5,043,845)
Less: Warrants associated with the Series H Preferred Stock	(73,613)	—	—
Less: Series H Preferred Stock beneficial conversion feature	(2,740,540)	—	—
Less: Series I Preferred Stock beneficial conversion feature	(720,000)	—	—
Less: Preferred stock dividends	(400,840)	—	—
	$(4,194,367)	$(4,585,999)	$(5,043,845)

Income (loss) from discontinued operations	—	1,634,733	(1,445,912)
Net loss attributable to common stockholders	(4,194,367)	(2,951,266)	(6,489,757)

Shares (Denominator)

Weighted-average number of common shares – Basic and Diluted	48,819,354	43,043,114	41,764,674

Earnings per Common Share: Basic and Diluted

Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.12)
Income (loss) from discontinued operations	—	0.04	(0.04)
Basic and diluted earnings per share	$(0.09)	$(0.07)	$(0.16)

The adjustments to income from operations reflected in the table above are one time adjustments that are a result of the Company’s recent transaction with YA and the acquisition of Safety.

31. Cash Flows

Supplemental disclosure of cash flow information for the six months ended June 30, 2008 and the years ended December 31, 2007 and December 31, 2006 are as follows:

	June 30, 2008	December 31, 2007	December 31, 2006
Cash paid during the year for:
Interest	$165,711	$345,620	$115,674
Taxes	$0	$0	$0

Non Cash Investing and Financing activities include:

Six months ended June 30, 2008

     On March 13, 2008, we entered into a Merger Agreement with Safety. In connection with the Merger Agreement, we issued the Shareholders of Safety warrants to purchase 22,000,000 shares of Common Stock (see Note 12 to the Consolidated Financial Statements).

     On March 14, 2008, we entered into a Purchase Agreement with YA under which we issued warrants to purchase 83,333,333 shares of Common Stock (see Note 13 to the Consolidated Financial Statements).

Year ended 2007

In connection with the June 1, 2007 Securities Purchase Agreement, the Company issued a warrant to Yorkville for 800,000 shares of the Company’s Common Stock (the “2007 A Warrant”).

Year ended 2006

On February 6, 2006, we entered into an Investment Agreement with Yorkville pursuant to which we exchanged 1,000,000 shares of our Series G Stock for 4,500,000 shares of our Common Stock held by Yorkville.

On August 21, 2006, in connection with the sale of the August Debentures, we issued to Yorkville a warrant to purchase 1,000,000 shares of Common Stock.

In 2006, $222,500 of our convertible debentures were converted into 1,777,958 shares of Common Stock at an average conversion price of $0.13.

32. Commitments and Contingencies

Leases

The Company and its subsidiaries routinely enter into lease agreements for office space used in the normal course of business. Certain leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of our leases require additional payments to reimburse lessor for operating expenses such as real estate taxes, maintenance and utilities. At June 30, 2008 the Company occupied office and warehouse space under seven (7) separate leases. The following table shows the future minimum obligations under lease commitments in effect at June 30, 2008:

Year Ending June 30,	Operating Leases
2009	$528,267
2010	472,354
2011	443,950
2012	369,514
2013	349,908
Thereafter	1,834,770
Total	3,998,763

Rent expense, including related party amounts discussed in Note 33 below, for the six months ended June 30, 2008, the years ended December 31, 2007 and December 31, 2006 was $330,773, $131,286 and $205,973, respectively. Our leases have various termination dates between June 2009 and May 2018.

Commitments

The Company and its subsidiaries, in the normal course of business, routinely enter into consulting agreements for services to be provided to the Company. These agreements are generally short term and are terminable by either party on thirty (30) days notice. As a result, the Company does not believe it has any material commitments to consultants.

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

Claims

During the ordinary course of business, the Company and its subsidiaries are subject to various disputes and claims and there are uncertainties surrounding the ultimate resolutions of the matters. Because of the uncertainties, it is at least reasonably possible the amount recorded will change within the near term.

33. Related Party Transactions

Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under this agreement of $114,675 during the four months ended June 30, 2008.

At June 30, 2008, the Company had a note payable to our President which resulted from our acquisition of Safety. The note is in the amount of $1,526,137, which includes accrued interest from March 17, 2008. The interest rate on the note is 6% and is payable upon the earlier of i) the receipt of a certain trade accounts receivable, or ii) a demand notice.

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At June 30, 2008 the balance of the note, including interest was $393,360.

On October 23, 2008, the Company has entered into an agreement with SAAC, a company controlled by our Chairman and Chief Executive Officer, to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. Certain employees of the Company will perform required services pursuant to the SAAC Agreement. The Company has collected $45,000 for the aforementioned services in the six months ended June 30, 2008.

34. Concentration of Customers and Suppliers

Significant Customers

For the year ending June 30, 2008, Safety generated approximately 78% of total revenues from contracts or subcontracts with the U.S. Government. Safety generated 11% and 26% of consolidated revenue from two significant customers during the four months ended June 30, 2008. As of June 30, 2008, Safety had accounts receivable from three customers comprising 16%, 12% and 11% of consolidated accounts receivable. For the year ended December 31, 2007, our Nexus subsidiary generated approximately 40% of the total revenues from a contract with one significant customer. For the year ended December 31, 2006, the Company did not have any customers that generated greater than 10% of our consolidated revenues or consolidated net accounts receivable.

Significant Suppliers

As of June 30, 2008, except for PMX which purchases all of its products from Polimaster, we did not have a concentration of suppliers in any of our subsidiaries that upon the termination of the relationship or the inability to purchase products from them, for any reason, would have a material adverse effect on our business.

35. Continuing Operations

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred losses which have resulted in a total retained deficit of $59,339,836 at June 30, 2008. Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern.

36. Subsequent Events

Effective July 17, 2008, the Company’s Certificate of Incorporation was amended to provide for an increase in the number of shares of authorized Common Stock from 200,000,000 to 2,000,000,000, and the Preferred Stock from 3,000,000 to 10,000,000.

     The Board of Directors of the Company approved the Homeland Security Capital Corporation 2008 Stock Incentive Plan (“2008 Plan”) on July 30, 2008.

     On July 30, 2008, the board of directors of the Company approved the grant of options to purchase 73,750,000 shares of Common Stock to officers and directors of the Company. These options were granted pursuant to the 2008 Plan and have an exercise price of $0.05 per share.

EXHIBIT 31.1

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302

I, C. Thomas McMillen, Chief Executive Officer, certifies that:

1.     I have reviewed this Annual Report to Form 10-K for the fiscal year ended June 30, 2008 of Homeland Security Capital Corporation;

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

4.     The Registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the Registrant and have internal controls:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

(d)     Disclosed in this Annual Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: September 29, 2008
	By:	/s/ C. Thomas McMillen
	Name:	C. Thomas McMillen
	Title:	Chief Executive Officer

EXHIBIT 31.2

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302

I, Michael T. Brigante, Chief Financial Officer, certifies that:

1.     I have reviewed this Annual Report to Form 10-K for the fiscal year ended June 30, 2008 of Homeland Security Capital Corporation;

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

4.     The Registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the Registrant and have internal controls:

(a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)     Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

(d)     Disclosed in this Annual Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: September 29, 2008
	By:	/s/ Michael T. Brigante
	Name:	Michael T. Brigante
	Title:	Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Homeland Security Capital Corporation (the “Company”) on Form 10-K for the fiscal year ended June 30, 2008, as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 29, 2008
	By:	/s/ C. Thomas McMillen
	Name:	C. Thomas McMillen
	Title:	Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Homeland Security Capital Corporation and will be retained by Homeland Security Capital Corporation and furnished to the U.S. Securities and Exchange Commission or its Staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Homeland Security Capital Corporation (the “Company”) on Form 10-K for the fiscal year ended June 30, 2008, as filed with the U.S. Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 29, 2008
	By:	/s/ Michael T. Brigante
	Name:	Michael T. Brigante
	Title:	Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Homeland Security Capital Corporation and will be retained by Homeland Security Capital Corporation and furnished to the U.S. Securities and Exchange Commission or its Staff upon request.

