Form 10-K
period 2008-06-30
Homeland Security Capital CORP
filed 2008-09-30
CIK 1006459

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

DOCUMENTS INCORPORATED BY REFERENCE

[Not applicable]

Explanatory Note

          The Company previously filed its Transition Report on Form 10-K for the six months ended June 30, 2008 on September 29, 2008.  That filing was submitted with an incorrect submission type of "10KSB."  This Transition Report on Form 10-K is being re-filed with the correct submission type.

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

