Form 10-Q
period 2008-09-30
Homeland Security Capital CORP
filed 2008-11-14
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large a ccelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

There were 48,846,244 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 13, 2008.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim period as of September 30, 2008 and for the three month periods ended September 30, 2008 and 2007, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended June 30, 2008. For the three months ended September 30, 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	June 30, 2008
Assets
Cash	$ 1,018,490	$ 3,182,357
Accounts receivable - net	12,387,876	11,977,737
Cost in excess of billings on uncompleted contracts	6,023,570	5,659,217
Other current assets	379,181	442,872
Total current assets	19,809,117	21,262,183
Fixed assets - net	5,234,385	5,493,396
Deferred financing costs - net	717,986	841,079
Notes receivable - related party	488,423	483,760
Assets held for sale	1,274,492	2,057,197
Other non-current assets	184,614	1,295,666
Intangible assets - net	463,348	497,622
Goodwill	4,266,702	4,266,702
Total assets	$ 32,439,067	$ 36,197,605

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 5,171,779	$ 6,178,804
Current portion of long term debt	631,492	647,576
Notes payable	21,741	23,333
Notes payable - related party	1,548,822	1,526,137
Accrued interest and other liabilities	3,554,845	4,274,420
Billings in excess of costs on uncompleted contracts	1,691,287	824,402
Deferred revenue	46,323	43,164
Total current liabilities	12,666,289	13,517,836
Senior notes payable - related party, net of $70,109 and $82,127 discount at September 30, 2008 and June 30, 2008, respectively	13,868,814	13,856,796
Long term debt	3,797,733	5,111,420
Other non-current liabilities	1,678,740	1,121,988
Total long term debt	19,345,287	20,090,204
Less: Current portion	(631,492)	(647,576)
Long term debt	18,713,795	19,442,628
Total liabilities	31,380,084	32,960,465
Warrants Payable - Series H	169,768	169,768
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,918,080 shares issued and outstanding	12,350,164	12,346,482

Common stock, $0.001 par value, 2,000,000,000 shares authorized, 48,846,244 shares issued and outstanding	48,846	48,846
Additional paid-in capital	52,367,294	51,385,199
Additional paid-in capital - warrants	148,652	148,652
Accumulated deficit	(61,641,518)	(59,339,836)
Accumulated comprehensive loss	(2,384,223)	(1,521,971)
Total stockholders' equity	889,215	3,067,372
Total liabilities and stockholders' equity	$ 32,439,067	$ 36,197,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net contract revenue	$ 17,667,231	$ 2,608,358
Contract costs	14,832,940	1,694,574
Gross profit on sales	2,834,291	913,784
Operating expenses
Marketing	69,757	3,560
Personnel	2,609,757	733,670
Insurance and facility costs	295,615	200,738
Travel and transportation	163,448	137,517
Other operating costs	232,623	31,080
Depreciation and amortization	147,530	19,289
Amortization of intangible assets	34,274	-
Professional services	315,183	129,167
Administrative costs	301,292	77,857
Total operating expenses	4,169,479	1,332,878
Operating loss	(1,335,188)	(419,094)
Other income (expense)
Interest expense	(501,652)	(306,791)
Amortization of debt discounts	(12,018)	(663,860)
Amortization of debt offering costs	(123,093)	(114,363)
Adjustment of fair value of derivative liability	-	1,627,257
Investment income	8,361	-
Settlement of debt	-	59,763
Other income (expense)	22,500	14,412
Total other (expense) income	(605,902)	616,418
(Loss) income from continuing operations	(1,941,090)	197,324
(Loss) income from discontinued operations
Loss from discontinued operations	-	(63,979)
Gain from sale of operating segment	-	3,657,930
Income (loss) from discontinued operations	-	3,593,951
Net (loss) income	(1,941,090)	3,791,275
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(356,910)	-
Net loss attributable to common stockholders	$ (2,298,000)	$ 3,791,275
(Loss) income per common share – basic and diluted
Loss from continuing operations	$ (0.05)	$ 0.00
Income from discontinued operations	0.00	0.09
Basic and diluted EPS	$ (0.05)	$ 0.09
Weighted average shares outstanding
Basic	48,846,244	41,775,508
Diluted	48,846,244	41,775,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Cash flows from operating activities:
Net (loss) income	$ (1,941,090)	$ 3,791,275
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Gain on sale of operating segment	-	(3,474,829)
Settlement of debt	-	(111,024)
Stock issued for payment of expenses	982,095	85,994
Depreciation	438,044	19,289
Amortization of intangibles	34,274	-
Valuation reserve for accounts receivable	(5,769)	(128,329)
Amortization of debt discount	12,018	663,859
Amortization of debt offering costs	123,093	114,363
Valuation losses for changes in derivative liability	-	(1,627,257)
Changes in operating assets and liabilities:
Accounts receivable	(483,916)	1,008,951
Costs in excess of billings on uncompleted contracts	(364,353)	60,685
Other assets	(126,168)	20,247
Accounts payable	(1,007,027)	(343,954)
Billings in excess of costs on uncompleted contracts	866,885	(267,326)
Accrued liabilities	781,176	271,832
Deferred revenue	3,159	-
Net cash (used in) provided by operating activities	(687,579)	83,776
Cash flows from investing activities:
Purchase of fixed assets	(179,032)	-
Increase in notes receivable - related party	(4,663)	(8,082)
Net cash used in investing activities	(183,695)	(8,082)
Cash flows from financing activities:
Proceeds from notes payable	21,094	-
Payments on term debt	(1,313,687)	(435,733)
Net cash used in financing activities	(1,292,593)	(435,733)
Net decrease in cash	(2,163,867)	(360,039)
Cash, beginning of period	3,182,357	701,417
Cash, end of period	$ 1,018,490	$ 341,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
	Preferred Stock	Common Stock		Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
		Shares	Amount
Balance, June 30, 2008	$ 12,346,482	48,846,244	$ 48,846	$ 51,385,199	$ 148,652	$ (59,339,836)	$ (1,521,971)	$ 3,067,372
Following Transactions Unaudited:
Amortization of Series H warrants	3,682					(3,682)		0
Dividends on Series H and Series I						(356,910)		(356,910)
Value of vested stock options				982,095				982,095
Reduction in value of assets
held for sale							(782,705)	(782,705)
Currency translation							(79,547)	(79,547)
Net loss						(1,941,090)		(1,941,090)
Balance, September 30, 2008	$ 12,350,164	48,846,244	$ 48,846	$ 52,367,294	$ 148,652	$ (61,641,518)	$ (2,384,223)	$ 889,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
September 30, 2008

1.   Presentation of Unaudited Interim Financial Statements.

The accompanying unaudited condensed consolidated financial statements of Homeland Security Capital Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009.

The condensed consolidated financial statements include the accounts of Homeland Security Capital Corporation and its wholly-owned subsidiaries, Safety and Ecology Holdings Corporation (“Safety”), Nexus Technologies Group, Inc. (“Nexus”), and Polimatrix, Inc. (“PMX”). All intercompany balances and transactions have been eliminated.

The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the transition period ended June 30, 2008.

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is an international provider of specialized technology-based radiological, nuclear, environmental, disaster relief and security solutions to government and commercial customers. The Company is focused on creating long-term value by taking controlling interest in and developing its subsidiary companies through superior operations, financial support and management. We intend to operate businesses that provide homeland security products and services solutions, growing organically and by acquisitions. The Company is targeting emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities.

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) as a new subsidiary and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously with its formation, Nexus acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”),which was organized in 2004 and provides integrated security systems for the corporate and governmental security markets, through engineering, design and installation of open-ended technologically advanced applications.

On August 21, 2006, the Company organized Security Holding Corp. (“SHC”) and purchased $3,000,000 of SHC’s convertible preferred stock. Simultaneously with its formation SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”). SHEI owned 100% of the outstanding equity of three subsidiaries. SHEI merged with SHC, with SHC remaining as the surviving corporate entity. As further described in Note 6, the Company has sold its ownership interest in SHC and discontinued operations with respect to RFID, access control and security software.

On September 15, 2006, the Company formed Polimatrix, Inc. (“PMX”), and on September 18, 2006 entered into a U.S.-based joint venture with Polimaster, Inc., an Arlington, Virginia company involved in the field of nuclear and radiological detection and isotope identification. PMX uses technology licensed from Polimaster, Inc. in the development of hand-held, networked detection devices intended to be sold to governmental and commercial customers.

On March 13, 2008, in conjunction with its primary business plan, the Company, entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety”) and certain persons named therein. Pursuant to the Merger Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $10,550,000. As further described in Note 8, the Company effectively acquired 100% of Safety as of March 1, 2008, subject to future management equity incentive programs, and at September 30, 2008 owned 100% of the outstanding capital stock of Safety.

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

2.    Summary of Significant Accounting Policies

On October 3, 2008 the Federal Deposit Insurance Corporation (“FDIC”) temporarily increased deposit guarantees from $100,000 to $250,000.

Foreign Operations – Safety & Ecology, Ltd. (“SECL”), a United Kingdom corporation, which is wholly owned by Safety has total assets of $3,322,301, total liabilities of $2,739,396 and a net loss of $193,872 as of September 30, 2008, which are included in the Company’s consolidated financial statements.

The financial statements of SECL are translated using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for results of operations. The related translation adjustments are reported as a separate component of shareholders’ equity.

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

Contract costs include all direct labor, materials, and other non-labor costs and those indirect costs related to contract support, such as depreciation, fringe benefits, overhead labor, supplies, tools, repairs and equipment rental. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Because of inherent uncertainties in estimating costs, it is at least reasonably possible the estimates used will change within the near term.

The asset, “costs in excess of billings on uncompleted contracts” represents revenues recognized in excess of billed amounts. The liability, “billings in excess of costs on uncompleted contracts,” represents billings in excess of revenues recognized.

Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Cash consists of cash on hand and deposits in banks. On October 3, 2008 the Federal Deposit Insurance Corporation (“FDIC”) temporarily increased deposit guarantees from $100,000 to $250,000. The Company has approximately $446,018 at risk for funds held in excess of the FDIC guarantee at September 30, 2008.

Recognition of Losses on Receivables - Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral from customers. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts. At September 30, 2008, the Company has a consolidated bad debt allowance of $340,229.

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

Debt Offering Costs - Debt offering costs are related to private placements and are amortized on a straight-line basis over the term of the related debt, most of which is in the form of senior secured notes. Amortization expense amounted to $123,093 and $114,363 for the three months ended September 30, 2008 and September 30, 2007, respectively.

Investments in Assets Held for Sale – The Company accounts for investments in marketable securities and other investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investment equity securities with readily determinable fair values and for all investments in debt securities. As of September 30, 2008 and June 30, 2008, all marketable securities were classified as assets held for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

The table below reflects the assets held for sale as of September 30, 2008 and June 30, 2008:

		Gross Unrealized
	Cost	Gain	Loss	Estimated Fair Value
September 30, 2008	$3,581,047	-	$ 2,306,554	$1,274,492
June 30, 2008	$3,581,047	-	$ 1,523,850	$2,057,197

Investment Valuation - The value of investments that have no ready market are recorded at cost. Periodically management makes an assessment as to impairment of the Company’s investment and accordingly adjusts the investment to record other than a temporary change in value.

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

Valuation of Options and Warrants - The valuation of options and warrants granted to unrelated parties for services are measured the earlier of: (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

Employee Benefit Plans  - Safety has a 401(k) profit sharing plan covering substantially all its employees. Employees are allowed to make pre-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. Safety contributed $83,778 to this plan during the three months ended September 30, 2008.

SECL, a wholly owned subsidiary of Safety, has a group stakeholder pension scheme for the benefit of its employees. The plan covers substantially all SECL employees and provides for SECL to contribute at least three percent of the eligible employee’s compensation to the plan. SECL contributed $1,448 to their plan during the three months ended September 30, 2008.

HSCC and Nexus both have salary deferral plans available to all their employees which allows each company to make a discretionary match to their plan. Employees are allowed to make pre-tax contributions to the plans, through salary reduction, up to the legal limits as described under the Internal Revenue Code. Neither HSCC nor Nexus made contributions to their plans for the period ending September 30, 2008.

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

3.   Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets are as follows:

	September 30, 2008	June 30, 2008
Office equipment	$369,320	$367,942
Operating equipment	3,314,352	3,139,423
Computer equipment	1,785,449	1,781,828
Vehicles	883,610	886,360
Accumulated depreciation	(1,118,346)	(682,157)
June 30,		$5,493,396
September 30,	$5,234,385

Depreciation expense was $438,044 (including $290,514 recorded in cost of contracts), and $19,289 for the three months ended September 30, 2008 and the three months ended September 30, 2007, respectively.

4.   Intangible Assets, net

     The components of intangible assets consist of the following at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Depreciable intangibles:
Non-compete agreements	$92,665	$92,665
Contracts	445,823	445,823
	538,488	538,488
Less accumulated amortization	(80,140)	(45,866
	458,348	492,622
Non-depreciable intangibles
Trademarks	5,000	5,000
Total intangible assets, net of amortization	$463,348	$497,622

Amortization expense for intangibles was $34,274 for the three months ended September 30, 2008.

5.   Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired.  The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the three months ended September 30, 2008 and the six months ended June 30, 2008, the Company did not incur any charges for impairment.

6.   Discontinued Operations

On July 3, 2007, the Company entered into an agreement to sell the SHC business to Vuance Ltd. (“Vuance”). Pursuant to the terms of the Purchase Agreement, dated July 3, 2007, by and among the Company, as majority shareholder of SHC, the other shareholders of SHC (the “Minority Shareholders”) and SuperCom, Inc., a Delaware corporation and wholly owned subsidiary of Vuance (“SuperCom”), SuperCom agreed to acquire all of the issued and outstanding capital stock of SHC for a purchase price of $5.1 million, payable in Vuance ordinary (common) shares. All required conditions were met and the sale was closed on August 29, 2007.

On the August 29, 2007, 692,660 ordinary (common) shares of Vuance were issued to the Company at a price of $5.17 per share. Vuance also repaid all obligations of SHC to the Company under a certain note in the amount of approximately $400,000. The Company agreed to certain lock-up periods during which it will not sell or otherwise dispose of the Vuance ordinary (common) shares.

Management has recognized the SHC activity as discontinued operations for the three months ended September 30, 2007.  The following table reflects selected elements of SHC’s results for the period ended September 30, 2007:

		Three Months Ended September 30, 2007
Revenue	$	$ 865,737
Gross Margin		405,143
Operating expenses		467,143
Other Income (Expense)		(1,979)
Net Loss from Discontinued Operations		(63,979)
Gain on Sale of Operating Segment		3,657,930

Net Assets		1,861,572
Net Liabilities		1,938,456

For the three months ended September 30, 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis.

7.   Minority Interest in Secure America Acquisition Corporation

The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), the principal initial stockholder of SAAC, pursuant to a promissory note (the “SAAH Note”). The SAAH Note has a maturity date of May 31, 2011 and bears interest at a rate of 5% per annum. All principal and accrued interest on the SAAH Note is due upon maturity. The obligations of SAAH under the SAAH Note have been guaranteed by our Chief Executive Officer and Chairman. As consideration for the issuance of the SAAH Note, the Company received 250,000 membership interests in SAAH. On October 22, 2007, the Company purchased 75,000 Class C membership interests in SAAH, through an investment in SAAH in the amount of $150,000. Also, on October 22, 2007, the Company loaned SAAH $65,000. The unsecured loan was for working capital purposes, was evidenced by a note and was due before October 22, 2008 with no prepayment penalties. The loan was repaid on October 29, 2007 in its entirety. Through its membership interests in SAAH, the Company is deemed to beneficially own 2.6% of the outstanding capital stock of SAAC at September 30, 2008 and is entitled to receive 325,000 shares of common stock in SAAC if and when SAAC completes an acquisition or business combination which it has 24 months to consummate. At September 30, 2008, the balance of the promissory note due to the Company was $398,023.

In addition to the Company’s ownership in SAAH, our Chief Executive Officer and Chairman beneficially owns 1,178,733 membership interests in SAAH or approximately 50.71%, our Chief Financial Officer owns 82,500 membership interests or 3.50%, and two of our directors collectively own 125,000 membership interests in SAAH or 4.24%.

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

8.   Investment in Safety & Ecology Holdings Corporation

On March 13, 2008, the Company entered into a Merger Agreement with Safety. Previously, Safety and the Company agreed, for the purposes of the transaction, to transfer effective control of SEC to the Company as of March 1, 2008. From the period of March 1, 2008 until the purchase consideration was exchanged, the Company recorded $59,736 for interest inputed during the period. The accompanying financial statements include the results of Safety from July 1, 2008 through September 30, 2008.

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

As stipulated in the Merger Agreement, a new subsidiary was merged with and into Safety (the "Merger"), with Safety surviving the Merger. In exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) initially received: (1) an aggregate of 550,000 shares of Company’s Series I Convertible Preferred Stock (the “Series I Stock”) with an initial stated and liquidation value of $3,300,000, (2) warrants (the “Warrants”) to purchase up to 22,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (3) unsecured promissory notes (the “Notes”) of Safety in an aggregate principal amount of $2,000,000, and (4) $3,900,000 in cash, (collectively, the “Merger Consideration”). Pursuant to the Merger Agreement, the Merger Consideration received by the Shareholders may be: (1) reduced based on Safety’s stockholders’ equity (as determined at closing) and (2) reduced or increased based on Safety’s working capital (as determined at closing). In addition, in the future, the Shareholders may receive up to an aggregate of $6,000,000 in Common Stock if certain performance criteria are achieved by Safety in 2008 and 2009. The Series I Stock and Warrants will be held in escrow for twelve months to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement. As of March 27, 2008, Safety secured an extension of their pending Radcon contract and qualified to release $1,800,000, in stated value, of the Series I Stock and Warrants from escrow.

Also pursuant to the Merger Agreement, (1) $6,650,000 in existing indebtedness of Safety was repaid, (2) $2,000,000 in Safety preferred stock was redeemed, and (3) approximately $2,400,000 of existing indebtedness of Safety was permitted to remain outstanding.

The Company amended its Certificate of Incorporation to designate 550,000 shares of its authorized preferred stock as Series I Convertible Preferred Stock. Each share of Series I Stock accrues a dividend of 12% per annum. The Series I Stock ranks pari passu with the Company’s Series H Convertible Preferred Stock (See Notes 9 and 15) and is senior to all other series of the Company’s preferred stock and the Company’s common stock. The holder of the Series I Stock may convert the accrued dividends into Common Stock at a conversion price of $0.06 per share or receive a cash payment upon liquidation or sale of the Company. Each share of Series I Stock is convertible into 200 shares of Common Stock (effectively a conversion price of $0.038 per share at the date issued) and has a liquidation preference of $6.00 per share.

The Warrants have an exercise price equal to $0.03, which may be adjusted under the terms of the Warrants, and have a term of five years from the date of issuance of March 14, 2008. The Notes accrue interest at a rate of 6% per annum and are subordinate to the existing indebtedness of Safety. Immediately following the Merger, the Company controlled 100% of the voting power of Safety.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, rounded to the nearest thousand, as recorded by the Company at June 30, 2008 and September 30, 2008. The Company is in the process of finalizing third party valuations of certain intangible assets; therefore the allocation of the purchase price is preliminary and subject to refinement.

June 30, 2008 and September 30, 2008
Current assets	$ 18,724,000
Property, plant and equipment	5,273,000
Other assets	29,000
Goodwill and other intangible assets	5,785,000

Total assets acquired	29,811,000

Current liabilities	13,501,000
Long term debt	1,885,000
Other liabilities	1,203,000
Total liabilities assumed	16,589,000

Net assets acquired	$ 13,222,000

At June 30, 2008 and September 30, 2008, goodwill and other intangible assets includes: $93,000 was assigned to non-compete agreements (1 year useful life), $446,000 was assigned to contracts (10 year useful life), $5,000 was assigned to trademarks (indefinite life) and $5,241,000 was assigned to goodwill.

As mentioned above, the Company is still in the process of finalizing third party valuations for certain intangible assets. The changes from March 31, 2008 to June 30, 2008 in how purchase price was allocated to the acquisition of Safety, reflect further refinements in valuation for certain intangible assets, changes in estimated useful lives of certain intangible assets, adjustments to estimates originally made by management and changes in the calculation of purchase price, specifically the valuation of warrants, by recalculating their value using new volatility measurements and expected life.

9.   Securities Purchase Agreement with YA Global Investments, L.P. (“YA”)

     The Company’s Senior Secured Notes Payable and Conversion Note Payable consist of the following:

	September 30, 2008	June 30, 2008

Senior Secured Notes Payable (the New Notes)	$ 6,310,000	$ 6,310,000
Senior Secured Notes Payable (the Exchange Notes)	6,750,000	6,750,000
Debenture interest conversion note	878,923	878,923
Less debt discount	(70,109)	(82,127
	$ 13,868,814	$ 13,856,796

On March 13, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with YA, which resulted in the following transactions being consummated on March 14, 2008:

Pursuant to the Purchase Agreement, the Company has authorized the designation of its Series H Convertible Preferred Stock, par value $.01 per share (the "Series H Stock"), consisting of 10,000 shares of Series H Stock, which are convertible into shares of the Company’s Common Stock, in accordance with the terms of the Certificate of Designation of the Series H Stock of the Company (the "Series H Certificate of Designation").

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

(3)   a Securities Purchase Agreement, dated as of June 1, 2007 (the “June 2007 Purchase Agreement”), pursuant to which, among other things, YA purchased from the Company an aggregate original principal amount of $2,750,000 of senior secured convertible debentures (the “June 2007 Debentures”), which had an outstanding principal balance at March 17, 2008 of $2,750,000, plus accrued and unpaid interest thereon.

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

Each share of Series H Stock accrues a dividend of 12% per annum. The holder of the shares of Series H Stock (a “Series H Holder”) may convert the accrued dividends into Company common stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the Company. The Series H Stock will rank pari passu with the Series I Stock and senior to all other series of the Company’s preferred stock and the Common Stock. Each share of Series H Stock is convertible into 33,334 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $1,000 per share. Each share of Series H Stock may be voted on an as-converted basis with the Common Stock but in no instance will the voting power of a Series H Holder with respect to its Series H Stock (when aggregated with all other Common Stock beneficially owned by the Series H Holder) be permitted to exceed 9.99% of the shares permitted to vote at a meeting of the Company’s stockholders. In addition, Series H Holders are restricted from conversions of the Series H Stock that will result in it beneficially owning more than 9.99% of the Common Stock following such conversion, which is subject to waiver by the Series H Holder. The number of shares issuable upon the conversion of our Series H Stock will increase if our SEC subsidiary has EBITDA of less than $4,000,000 for either the 2008 calendar year or the 2009 calendar year. The amount of the adjustment will be based on the amount of the shortfall from such targets (see Series H Certificate of Designation) .

The Notes accrue interest at a rate of 13% per annum and have a maturity date of March 13, 2010. The obligations of the Company pursuant to the Purchase Agreement and the Notes have been guaranteed by Celerity Systems, Inc. (“Celerity”), Nexus and Homeland Security Advisory Services, Inc. (“HSAS”) pursuant to a Guaranty. The Notes are secured by the assets of the Company, Celerity and HSAS.

In connection with the Purchase Agreement, the Company issued to YA a warrant to purchase up to 83,333,333 shares of Common Stock (the “YA Warrant”). The YA Warrant has an exercise price equal to $0.03, which may be adjusted under the terms of the YA Warrant, and has a term of five years from the date of issuance on March 17, 2008. In addition, the holder of the YA Warrant is restricted from exercises of the YA Warrant that will result in it beneficially owning more than 9.99% of the outstanding Common Stock following such exercise.  If the Company fails to file a registration statement, or if filed, fails to maintain the registration statements effectiveness covering the underlying shares pursuant to the YA Warrant, the Company will be required to settle the intrinsic value of the YA Warrant in cash. As a result of this feature in the Purchase Agreement, the Company has recorded the value of the YA Warrant outside of permanent equity.

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

10.   Income Taxes

The Company and certain of its subsidiaries file income tax returns in the U.S. and in various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for years before 2003.

The Internal Revenue Service (IRS) has not notified the Company of any scheduled examination of the Company’s US income tax returns for 2005 through 2007. As of September 30, 2008, the IRS has proposed no adjustments to the Company’s tax positions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

There are no amounts included in the balance at September 30, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended September 30, 2008, the Company recognized no interest or penalties.

The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at September 30, 2008 and June 30, 2008 are as follows:

	September 30, 2008	June 30, 2008
Current:
Related party accruals	$ 353,033	$ 188,793
Allowance for doubtful accounts	129,926	132,101
Accrued and prepaid expenses	71,382	104,035
Other	44,692	48,281
Valuation allowance for net current deferred tax assets	(599,033)	(473,210)

Total net current deferred tax asset	$ —	$ —

Noncurrent:
Net operating loss and research credit carryforwards	$ 5,698,303	$ 4,382,868
Depreciation and amortization expenses	(577,079)	(688,800)
Amortization of intangible assets	(175,532)	(188,670)
Valuation allowance for net noncurrent deferred tax assets	(4,945,692)	(3,505,398)
Total net noncurrent deferred tax asset	$ —	$ —

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. During the current period, the Company increased its valuation allowance by $1,566,117 primarily due to unusable net operating loss limitations.

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 39% as a result of the following:

	September 30, 2008	June 30, 2008
Computed "expected" tax (benefit)	$ (713,605)	$ (14,482)

Keyman Insurance	—	22,084
Compensation from options	376,045	43,264
Amortization debt discount costs
and valuation of derivative liability	—	505,895
Meals and entertainment	4,097	5,990
Political contributions	1,149	6,126
Gain on debt conversion	—	(1,293,435)
Penalties	54	—
Loss of benefit of deferred tax asset	332,260	(724,558)

	$ —	$ —

At September 30, 2008, the Company had an available net operating loss carryforward of approximately $16,742,000. These amounts are available to reduce the Company’s future taxable income and expire in the years 2011 through 2027. The majority of the expirations take place after 2014.

11.   Long-Term Debt

The Company’s long-term debt is as follows:

	September 30, 2008	June 30, 2008

Safety Promissory Note payable due in monthly installments of $38,296 including interest at 5.22% until March 2012, when the unpaid balance is due, collateralized by equipment with an original cost of $1,993,212

	$ 1,703,117	$ 1,794,853
Safety Promissory Note payable due in monthly installments of $20,870 including interest at 5.85% until May 2011, when the unpaid balance is due, collateralized by equipment with an original cost of $648,000.	717,963	769,568

Safety & Revolving Note Payable	1,212,000	2,365,935

Nexus notes payable to bank, due in aggregate monthly installments of approximately $5,600 including interest ranging from 7.24% to 12% until June 2013, collateralized by vehicles with an original cost of approximately $249,000	104,587	115,234

Other notes payable	60,066	65,830
Total notes payable	3,797,733	5,111,420
Less current portion	(631,492)	(647,576)
Long term portion	$ 3,166,241	$ 4,463,844

In March 2008, upon the consummation of the funding of the acquisition transaction between the Company and SEC, SEC was extended a bank line of credit (the “Line of Credit”), which among other features includes:

(a)     An $8,000,000 Revolving Line of Credit (initial duration is two years) available for working capital financing for SEC and all of its current and future subsidiaries including an inter-company facility for credit to foreign operations.

(b)     A monthly borrowing base determination based upon domestic accounts receivable (availability at September 30, 2008 was approximately $6,038,000).

(c)     Interest rate determined at LIBOR plus margin determined on a quarterly basis with reference to funded debt to domestic EBITDA ratio.  Margin range is 1.2% to 1.95% for an EBITDA ratio of over 2.25:1.  Maximum ratio is 2.5:1.

(d)     The ability to issue letters of credit in an aggregate principal amount not to exceed $4,000,000 subject to certain provisions.

Principal maturities of notes payable over the next five years are as follows:

Period ending September 30th:

2009	$ 631,492
2010	1,907,080
2011	729,047
2012	524,729
2013	5,385

Total	$ 3,797,733

12.   Series F Preferred Stock

On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The Series F Preferred Stock is convertible into shares of Common Stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to a beneficial conversion feature. As of September 30, 2008, none of the Series F Preferred Stock has been converted into shares of Common Stock.

13.   Series G Preferred Stock

On February 6, 2006, the Company entered into an Investment Agreement with YA pursuant to which the Company exchanged with Yorkville 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock") for 4,500,000 shares of the Common Stock owned by YA. Each share of Series G Preferred Stock may be converted, at YA’s discretion, into 4.5 shares of the Common Stock. The Series G Preferred Stock is senior in rank to all Common Stock and all series of preferred stock of the Company. Each share of Series G Preferred Stock has a liquidation preference of $0.10. The holders of Series G Preferred Stock are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to YA in connection with the transaction. During 2007, YA converted 641,920 shares of the Series G Preferred Stock into 2,888,640 shares of the Common Stock.

The Company also entered into an Investor Registration Rights Agreement with the YA pursuant to which the Company agreed to file a registration statement covering the resale of shares of its Common Stock issuable upon the conversion of the Series G Preferred Stock. The Company also filed a Certificate of Designation with the State of Delaware amending its Certificate of Incorporation to include the rights and terms of the Series G Preferred Stock.

14.   Series H Preferred Stock

On March 17, 2008, the Company issued 10,000 shares of Series H Stock to YA pursuant to a securities purchase agreement (see Note 9 to the Consolidated Financial Statements). Net proceeds from the issuance amounted to $10,000,000 less costs of $850,000, or $9,150,000. The Series H Stock provides for preferential dividends at an annual rate of 12%. Also, the Series H Stock has a preferential liquidation amount of $1,000 per share or $10,000,000, plus all accumulated and unpaid dividends. Each share of Series H Stock is convertible into 33,334 shares of Common Stock at a conversion price equal to $0.03 per share, subject to availability. For the six months ending June 30, 2008, the Company recorded a $2,740,540 dividend relative to the beneficial conversion feature. As of September 30, 2008, none of the Series H Stock has been converted into shares of the Common Stock and accrued and unpaid dividends amount to $647,671.

15.   Series I Preferred Stock

On March 13, 2008, the Company issued 550,000 shares of Series I Stock to Safety pursuant to a Merger Agreement (see Note 8 to the Consolidated Financial Statements). The initial value of the Series I Stock issued as merger consideration was $3,300,000. Upon issuance, the Series I Stock was placed in escrow to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement. As of March 27, 2008, Safety secured an extension on a pending contract and qualified to release $1,800,000 in stated value or 300,000 shares of Series I Stock from escrow on January 1, 2009. The remainder of the Series I Stock will be released from escrow on the earlier of (1) March 15, 2009 and (2) the date fifteen (15) days following the completion of the financial review by the Company’s independent auditors of the Company’s consolidated financial statements for the six (6) month period ended December 31, 2008. The Series I Stock provides for preferential dividends at an annual rate of 12%. Also, the Series I Stock has a preferential liquidation amount of $6.00 per share or $3,303,300, plus all accumulated and unpaid dividends. Each share of Series I Stock is convertible into 200 shares of Common Stock at a conversion price of $0.03 per share, subject to availability. For the six months ending June 30, 2008, the Company recorded a $720,000 dividend relative to the beneficial conversion feature on the shares released from escrow. As of September 30, 2008, none of the Series I Stock has been converted into shares of Common Stock and accrued and unpaid dividends amount to $110,071.

16.   Stock Options

In 2005, the Company issued to directors and an officer of the Company options to purchase 7,960,000 shares of Common Stock in the future. In January and February 2006, the Company issued 100,000 and 600,000 options to an employee and a consultant respectively, to purchase shares of Common Stock of the Company in the future. Of these options 100,000 were forfeited in September 2006. In May and July 2006, the Company issued 100,000 and 750,000 options to two employees respectively, to purchase shares of Common Stock of the Company in the future. Of these options, 100,000 were forfeited in the 2005 Option Plan on February 2008. In December 2006, the Company issued 250,000 options to an employee to purchase shares of Common Stock of the Company in the future. On May 10, 2007, the Company modified the terms of 519,210 of the options previously issued to an employee, upon the appointment of that employee to the position of Chief Financial Officer. Also, on May 10, 2007 a director resigned forfeiting 720,000 options and, on May 16, 2007, a new director was appointed and granted 720,000 options to purchase shares of Common Stock in the future, vesting at 90,000 per quarter for eight quarters.

Of the options granted in 2005, 2006 and 2007, options to purchase 218,523 shares of Common Stock vested during the three month period ended September 30, 2008 and the Company recorded $31,594 as compensation expense related to the vesting of these options. During the three month period ending September 30, 2007, options to purchase 386,857 shares of Common Stock vested and the Company recorded $55,077 as compensation expense related to the vesting of these options. There are 400,000 options remaining in the 2005 option plan.

In July 2008, the Company issued to directors, officers and one employee of the Company options to purchase 73,850,000 shares of Common Stock in the future. Of the options granted in July 2008, options to purchase 25,376,593 shares of Common Stock vested in the three month period ending September 30, 2008 and the Company recorded $918,100 as compensation expense related to the vesting of these options. There are 1,150,000 options remaining in the 2008 option plan.

The compensation expense related to non-vested options not yet recognized under all option plans amounts to $1,814,587 as of September 30, 2008, which cost is expected to be recognized over the next 8 quarters.

The following table reflects options outstanding at the beginning of fiscal year 2009 and the six month transition period of January 1, 2008 through June 30, 2008; options granted January 1, 2008 through June 30, 2008 and the three months ending September 30, 2008; options exercised January 1, 2008 through June 30, 2008 and the three months ending September 30, 2008; options forfeited January 1, 2008 through June 30, 2008 and the three months ending September 30, 2008; options outstanding at June 30, 2008 and September 30, 2008; and options exercisable at June 30, 2008 and September 30, 2008 along with their weighted average exercise prices.

	September 30, 2008			June 30, 2008
		Weighted Average			Weighted Average
	Options	Exercise Price	Grant Date Fair Value	Options	Exercise Price	Grant Date Fair Value
Outstanding at beginning of period	9,560,000	$0.103	$0.107	9,660,000	$0.103	$0.107
Granted	73,850,000	0.050	0.036	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	(100,000)	0.140	-
Outstanding at end of period	83,410,000	$0.056	$0.044	9,560,000	$0.103	$0.107
Options exercisable at period end	34,450,189	$0.063	$0.052	8,855,073	$0.101	$0.097

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2006, 2007 and 2008; risk-free interest rate of between 4.07% and 4.95% and volatility between 60% and 456% and expected lives of ten years. All options granted have a three year service period.

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

17.   Common Stock Warrants

On March 13, 2008, the Company granted warrants to purchase up to 22,000,000 shares of its Common Stock as part of the purchase consideration in the acquisition of Safety (see Note 8). The warrants will be held in escrow together with the Series I Preferred Stock to offset any indemnification claims or purchase price adjustments. As the Series I Preferred Stock is released from escrow, a proportional number of warrants will also be released. The warrants have an exercise price of $0.03 with a term of five years from the date of issuance of March 17, 2008. As of March 27, 2008, Safety secured a pending contract extension and qualified to release 12,000,000 of warrants from escrow.

On March 14, 2008, in connection with the Securities Purchase Agreement with YA, the Company issued to YA a warrant to purchase up to 83,333,333 shares of common stock (See Note 9). The YA warrant vested when granted and has an exercise price equal to $0.03 with a term of five years from the date of issuance.

During 2007 and 2006, the Company granted 800,000 and 1,400,000 warrants, respectively, to two entities and one consultant. The warrants vested when granted and were issued in connection with our debenture financing, financial advisory services and an investor relations consultant. The exercise price of these warrants range from $0.11 to $1.00.

All warrants were valued using the Black Scholes pricing model with the following assumptions; risk-free interest rate of between 2.2% and 4.95%, volatility of between 60% and 456% and expected life of five years.

18.   Adoption of SFAS No. 157

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

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. At September 30, 2008, we have no significant Level 2 measurements.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2008, we have no significant Level 3 measurements.

As of September 30, 2008, the Company’s assets held for sale had a carrying value of $1,274,492, which was measured by quoted prices in active markets for identical assets.

The Company has not changed any reported amounts for net income from continuing operation, net income or any per share amounts as a result of this adoption.

19.   Business Segments

The Company analyzes its assets, liabilities, cash flows and results of operations by operating unit or subsidiary. In the case of our platform companies, which are our first level subsidiaries, the Company relies on local management to analyze each of its subsidiaries and report to us based on a consolidated entity. As a result, the Company, in its application of SFAS 131, will make its financial decisions based on the overall performance of a first level subsidiary. Our subsidiaries derive their revenues and cash flow from different activities, (1) services in the case of Safety and Nexus, and (2) products in the case of PMX.

The following table reflects the Company’s segments at September 30, 2008:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus )	Products Company (PMX)	Services Company (Safety)	Consolidated

Revenues	$ -	$ 1,070,193	$ 11,162	$ 16,585,876	$ 17,667,231
Gross margin	-	492,334	783	2,341,174	2,834,291
Operating expenses	1,560,858	423,127	96,008	1,907,682	3,987,675
Depreciation expense	2,400	3,737	-	175,667	181,804
Other income (expenses)– net	(515,790)	(6,167)	-	(83,945)	(605,902)
Net income (loss) from continuing operations	(2,079,048)	59,303	(95,225)	173,880	(1,941,090)
Current assets	447,560	1,747,143	756	17,613,658	19,809,117
Total assets	2,108,681	2,001,317	756	28,328,313	32,439,067
Interest expense	427,939	6,610	-	67,103	501,652
Capital expenditures	-	5,825	-	173,207	179,032

The following table reflects the Company’s segments for the three month period ended September 30, 2007, excluding the discontinued operations of SHC:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus)	Products Company (PMX)	Consolidated
Revenues	$-	$2,551,060	$57,298	$2,608,358
Gross margin	-	911,634	2,150	913,784
Operating expenses	484,101	728,503	100,985	1,313,589
Depreciation expense	2,400	16,889	-	19,289
Other income (expenses) – net	675,956	(59,538)	-	616,418
Loss from continuing operations	189,456	106,704	(98,835)	197,324
Current assets	257,857	4,812,579	76,854	5,147,290
Total assets	5,103,464	5,068,656	76,854	10,248,974
Interest expense	246,791	60,000	-	306,791
Capital expenditures	-	-	-	-

20.   Loss Per Share

The basic loss per share was computed by dividing the net loss attributable to common shareholders by the weighted average common shares outstanding during each period. Potential common equivalent shares of 645,894,693 and 10,618,026 at September 30, 2008 and 2007, respectively, are not included in the computation of per share amounts in the periods as the effect would be anti-dilutive.

Diluted earnings per share are computed using outstanding shares plus the common stock options and warrants that can be converted into common stock. Diluted earnings per share are not indicated for the three months ended September 30, 2008, six month period ending June 30, 2008, or the three months ended September 30, 2007 because these periods indicate losses and the computation would be anti-dilutive.

The reconciliations of the basic and diluted Earnings Per Share for income from continuing operations are as follows:

	September 30, 2008	September 30, 2007

Basic and Diluted Earnings Per Share:

(Loss) income (Numerator)	$ (1,941,090)	$ 197,324

Less: Preferred stock dividends	(356,910)	—
	$ (2,298,000)	$ 197,324

Income from discontinued operations	—	3,593,951
Net (loss) income attributable to common stockholders	(2,298,000)	3,791,275

Shares (Denominator)

Weighted-average number of common shares
Basic	48,846,244	41,775,508
Diluted	48,846,244	41,775,508

Earnings per Common Share:
Basic and diluted

(Loss) income from continuing operations	$ (0.05)	$ 0.00

(Loss) income from discontinued operations	—	0.09

Basic and diluted (loss) earnings per share	$ (0.05)	$ 0.09

21.   Cash Flows

Supplemental disclosure of cash flow information for the three months ended September 30, 2008 and September 30, 2007 are as follows:

	September 30, 2008	September 30, 2007
Cash paid during the year for:
Interest	$ 165,711	$ 476,122
Taxes	$ 0	$ 0

22.   Related Party Transactions

Safety leases approximately 21,000 square feet of office space from a company controlled by our President. Under terms of the lease agreement, monthly installments of $28,669 are due through May 2018. The Company recognized rent expense under this agreement of $86,006 during the three months ended September 30, 2008.

At September 30, 2008, the Company had a note payable to our President which resulted from our acquisition of Safety. The note is in the amount of $1,548,822, which includes accrued interest from March 17, 2008. The interest rate on the note is 6% and is payable upon the earlier of (i) the receipt of a certain trade accounts receivable, or (ii) a demand notice.

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At September 30, 2008 the balance of the note, including interest was $398,023.

On October 23, 2007, the Company entered into an agreement with SAAC, a company controlled by our Chairman and Chief Executive Officer, to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. Certain employees of the Company will perform required services pursuant to the SAAC Agreement. The Company has collected $22,500 for the aforementioned services for the three months ended September 30, 2008.

23.   Continuing Operations

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred losses which have resulted in a total retained deficit of $61,641,518 at September 30, 2008. Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing. Statements in this Management’s Discussion and Analysis or Plan of Operation and elsewhere in this quarterly report that are not statements of historical or current fact constitute “forward-looking statements.”

Overview

Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997, and its corporate headquarters is located at 1005 North Glebe Road, Suite 550, Arlington, Virginia  22201. The Company’s telephone number is (703) 528-7073. The Company focuses on the acquisition and development of businesses whose primary operations are in the homeland security sector.

The Company’s original business from 1997 through 2003 was to develop and manufacture, at third party facilities, digital set top boxes and digital video servers for the interactive television and high speed Internet markets.

On June 3, 2003, the Company elected to become a business development company ("BDC"), to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended. On December 30, 2005, at a special stockholders meeting, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to “Homeland Security Capital Corporation” and voted to withdraw the Company's election as a BDC. Accordingly, the Company changed its business plan to primarily seek investments in, and acquisition of, companies that provide homeland security products and services.

The Company currently conducts its ongoing operations through two majority-owned subsidiaries and one joint venture. On February 7, 2006, the Company, through its Nexus subsidiary, acquired 100% of the common stock of Corporate Security Solutions, a security integration firm having a strong presence in the Mid-Atlantic region with a focus on the New York City market. On September 15, 2006, the Company formed PMX and on September 18, 2006 PMX became a U.S.-based joint venture 51% controlled by the Company with Polimaster, Inc., a company focused on the field of radiological detection and isotope identification. On March 13, 2008, the Company acquired 100% of SEC, a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the United States and the United Kingdom. SEC’s main core capabilities and service offerings include: (1) construction, remediation and demolition, (2) environmental services, (3) environmental technologies, and (4) chemical, biological, radiological, nuclear and explosive response (CBRNE).

The Company’s near term focus is to grow these businesses both organically and through complimentary acquisitions. The Company targets growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues, build infrastructure and improve cash flows.

Change In Fiscal Year

On May 13, 2008, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30. For the period ended June 30, 2008, the Company filed its Annual Report on Form 10-K as a transition report and included information for the six month transitional period from January 1, 2008 to June 30, 2008, reflecting the consolidated results of operations for SEC from March 1, 2008 to June 30, 2008 and the consolidated results of operations of HSCC (any reference herein to “HSCC” refers to the holding company entity), Nexus and PMX from January 1, 2008 to June 30, 2008. Included in this Current Report on Form 10-Q are the results of the Company for the three month period (first quarter) ended September 30, 2008.

Results of Operations

The Company concluded the acquisition of 100% of SEC in March 2008. SEC is a significantly larger company than the Company’s other consolidated subsidiaries and management believes that comparing the results of operations with the previous year’s three month period ending September 30, 2007 would not be meaningful and may be misleading. Therefore, the Company has determined to show the specific contributions by each subsidiary for the individual categories outlined below for the period ended September 30, 2008.

Three Month Period Ended September 30, 2008

Contract revenue

For the three months ended September 30, 2008, the Company recorded contract revenue of $17,667,231. Included in this total is $16,585,876 in contract revenue recorded by SEC, $1,070,193 recorded by Nexus and $11,162 recorded by PMX. Contract revenue consisted of fees earned on environmental remediation services, security systems installation, integration, service contracts and product sales and training.

Contract cost

     For the three months ended September 30, 2008, contract cost was $14,832,940. Included in this total is $14,244,702 in contract costs incurred by SEC, $577,859 incurred by Nexus, and $10,379 incurred by PMX. Contract cost consists of materials, labor and other costs incurred by the Company associated with environmental remediation, security systems installation, and integration and service contracts and, in the case of PMX, products purchased for resale.

Operating expenses

Operating expenses for the three months ended September 30, 2008 were $4,169,479. Included in this total is $2,083,349 in expenses incurred by SEC, $426,864 in expenses incurred by Nexus, $96,008 in expenses incurred by PMX and $1,563,258 in expenses incurred by HSCC.

Other income and expense

The Company had net other expense of $605,902 for the three months ended September 30, 2008. Other expense included interest expense of $501,652 primarily related to HSCC’s senior secured notes ($427,939) and notes payable for SEC ($67,103) and Nexus ($6,610), amortization of debt offering costs of $123,093 ($106,251 from HSCC’s financial instruments and $16,842 from SEC) and amortization of debt discount of $12,018 all from HSCC, offset by interest and other income of $30,861 primarily from HSCC’s notes from, and services to, SAAC.

Net income (loss)

As a result of the foregoing, the Company recorded a net loss from continuing operations of $1,941,090 for the three months ended September 30, 2008.

Liquidity And Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $1,018,490 and $3,182,357 at September 30, 2008 and June 30, 2008, respectively. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash flow to fully fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments through September 30, 2009, we will require significant additional funding in order to make additional acquisitions.

On March 14, 2008, the Company entered into a Purchase Agreement with YA wherein YA purchased $6,310,000 in secured notes and $6,190,000 in Series H Convertible Preferred Stock in addition to a Warrant exercisable for 83,333,333 shares of the Company’s Common Stock. The Company used the proceeds from this Purchase Agreement to fund the acquisition of SEC and restructure indebtedness (See Notes 8 and 9 to the Consolidated Financial Statements).

During the three months ended September 30, 2008, we had a net decrease in cash of $2,163,867. Our sources and uses of funds were as follows:

Cash Flows From Operating Activities

We used net cash of $687,579 in our operating activities during the three months ended September 30, 2008. Cash was used as a result of operating loss of $1,941,090, $330,244 in net changes in operating assets and liabilities and the reduction in the valuation reserve for accounts receivable of $5,769, offset by cash provided from the use of stock based payments for costs and expenses of $982,095, $438,044 in depreciation, $34,274 in amortization of intangible assets and $135,111 in amortization of debt discount and debt offering costs.

Cash Flows From Investing Activities

We used net cash of $183,695 in our investing activities during the three months ended September 30, 2008, consisting primarily of purchases of fixed assets in the amount of $179,032 and an increase on related party notes of $4,663 by SEC.

Cash Flows From Financing Activities

We used cash of $1,292,593 from financing activities during the three months ended September 30, 2008, consisting of payments on term debt of $1,313,687 ($1,297,276 by SEC and $16,411 by Nexus) and received proceeds of $21,094 from notes payable ($22,685 for SEC less $1,591 for Nexus).

As of September 30, 2008, we had net working capital of $7,142,828.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements entered into by the Company.

Critical Accounting Policies And Estimates

Revenue Recognition – SEC recognizes revenue on their environmental and remediation services performed under time and material and fixed fee contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion method. Revenue and cost associated with time and material contracts is recognized as revenue when earned and costs are incurred. Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion method. PMX recognizes revenue based on the sale of its products and services.

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

Investments in Assets Held for Sale – The Company classifies certain investments in securities as “assets held for sale.” Under this classification securities are reported at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

Debt Offering Cost – Debt offering costs are related to private placements and are amortized on a straight line basis over the term of the related debt, most of which is in the form of secured notes.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Risk is an inherent part of the Company’s business and activities. Market risks relating to the Company’s operations result primarily from equity risks, contract risks, credit risks and foreign exchange rate risk. To manage the exposures on a consolidated basis, the Company follows various policies specific to each type of risk. We employ resources from our accounting departments, credit departments, contracting departments and outside consultants to help us mitigate the potential risks we face. Each risk, along with management’s mitigation policies, is discussed below.

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

Foreign Exchange Rate Risks

The Company operates, through a subsidiary, in the United Kingdom. In the course of normal operations, transfers of currency denominated in the US dollar and the British pound sterling regularly take place. The Company’s foreign currency exchange rate risk management strategy involves the use of foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less. At September 30, 2008, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

The Company’s net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using historic exchange rates at the date of investment in foreign subsidiary was $1,033,349 at September 30, 2008.

ITEM 4(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities & Exchange Commission. C. Thomas McMillen, our Chief Executive Officer, and Michael T. Brigante, our Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As discussed in our Transition Report on Form 10-K for the period ended June 30, 2008, the Company’s management concluded that our Company’s disclosure controls were not effective for the period then ended. Management has undertaken corrective action to rectify the disclosure deficiencies. However, as of September 30, 2008, such remedial actions are not yet sufficient to assure effectiveness in our disclosure controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit	Description	Location
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted	Provided herewith

(b)  Reports on Form 8-K

On October 1, 2008, the Company filed a Current Report on Form 8-K incorporating a press release announcing the placement of the script of the press conference call related to the Company’s results for the fiscal year ended June 30, 2008.

On October 23, 2008, the Company filed a Current Report on Form 8-K incorporating the slideshow the Company intended to present at upcoming investor meetings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

/s/Michael T. Brigante
Michael T. Brigante
Chief Financial Officer

November 14, 2008