Form 10-Q
period 2008-12-31
Homeland Security Capital CORP
filed 2009-02-17
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission file number 814-00631
HOMELAND SECURITY CAPITAL CORPORATION (Name of small business issuer in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 1005 North Glebe Road, Suite 550 Arlington, VA (Address of principal executive offices)	52-2050585 (I.R.S. Employer Identification No.) 22201 (Zip code)
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

There were 45,275,813 shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 13, 2009.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim period as of December 31, 2008 and for the three and six month periods ended December 31, 2008 and 2007, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended June 30, 2008. For the three and six months ended December 31, 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31, 2008
Assets	(Unaudited)	June 30, 2008
Cash	$ 1,579,825	$ 3,182,357
Accounts receivable - net	18,205,032	11,977,737
Cost in excess of billings on uncompleted contracts	5,735,935	5,659,217
Other current assets	235,335	258,958
Total current assets	25,756,127	21,078,269
Fixed assets - net	4,874,329	5,493,396
Deferred financing costs - net	594,894	841,079
Notes receivable - related party	402,953	393,360
Notes receivable - other	90,400	90,400
Assets held for sale	415,595	2,057,197
Other non-current assets	184,613	178,670
Intangible assets - net	429,074	497,622
Goodwill	4,266,702	4,266,702
Total assets	$ 37,014,687	$ 34,896,695
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 7,115,012	$ 6,178,804
Current portion of long term debt	650,742	647,576
Notes payable	20,162	23,333
Notes payable - related party	1,571,507	1,526,137
Accrued interest and other liabilities	2,814,361	3,201,606
Billings in excess of costs on uncompleted contracts	3,450,335	824,402
Income taxes payable	143,000	-
Deferred revenue	27,757	43,164
Total current liabilities	15,792,876	12,445,022
Senior notes payable - related party, net of $58,090 and $82,127
discount at December 31, 2008 and June 30, 2008, respectively	13,880,833	13,856,796
Interest payable - related party	1,352,092	493,060
Secured notes payable - related party	250,000	-
Long term debt	5,914,656	5,111,420
Dividends payable	1,114,652	400,833
Total long term debt	22,512,233	19,862,109
Less: Current portion	(650,742)	(647,576)
Long term debt	21,861,491	19,214,533
Total liabilities	37,654,367	31,659,555
Warrants Payable - Series H	169,768	169,768
Stockholders' (Deficit) Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
1,918,080 shares issued and outstanding	12,353,845	12,346,482
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
48,846,244 shares issued and 45,275,813 shares outstanding	48,846	48,846
Additional paid-in capital	52,733,476	51,385,199
Additional paid-in capital - warrants	148,652	148,652
Treasury stock - 3,570,431 shares at cost	(250,000)	-
Accumulated deficit	(62,412,158)	(59,339,836)
Accumulated comprehensive loss	(3,432,109)	(1,521,971)
Total stockholders' (deficit) equity	(809,448)	3,067,372
Total liabilities and stockholders' (deficit) equity	$ 37,014,687	$ 34,896,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Net contract revenue	$ 22,212,461	$ 3,734,738	$ 39,879,692	$ 6,343,096
Contract costs	18,480,949	3,042,140	33,313,889	4,736,714
Gross profit on sales	3,731,512	692,598	6,565,803	1,606,382
Operating expenses
Marketing	54,094	8,291	123,851	11,851
Personnel	1,744,094	873,371	4,353,851	1,607,041
Insurance and facility costs	226,407	(63,041)	522,022	137,697
Travel and transportation	109,053	78,903	272,501	216,420
Other operating costs	225,428	13,040	458,051	44,120
Depreciation and amortization	468,978	15,492	616,508	34,781
Amortization of intangible assets	34,274	-	68,548	-
Professional services	199,080	149,661	514,263	278,828
Administrative costs	326,140	139,711	627,432	217,568
Total operating expenses	3,387,548	1,215,428	7,557,027	2,548,306
Operating income (loss)	343,964	(522,830)	(991,224)	(941,924)
Other (expense) income
Interest expense	(504,537)	(324,444)	(1,006,189)	(631,235)
Amortization of debt discounts	(12,019)	(715,465)	(24,037)	(1,379,325)
Amortization of debt offering costs	(123,092)	(112,669)	(246,185)	(227,032)
Adjustment of fair value of derivative liability	-	(471,354)	-	1,155,903
Investment income	6,133	6,830	14,494	21,242
Settlement of debt	-	(105,000)	-	(45,237)
Other income	22,500	17,000	45,000	17,000
Total other expense	(611,015)	(1,705,102)	(1,216,917)	(1,088,684)
Loss from continuing operations before income tax expense	(267,051)	(2,227,932)	(2,208,141)	(2,030,608)
Income tax expense	(143,000)	-	(143,000)	-
Loss from continuing operations	(410,051)	(2,227,932)	(2,351,141)	(2,030,608)
Discontinued operations
Loss from discontinued operations	-	-	-	(63,979)
Gain from sale of operating segment	-	-	-	3,657,930
Income from discontinued operations	-	-	-	3,593,951
Net (loss) income	(410,051)	(2,227,932)	(2,351,141)	1,563,343
Less preferred dividends and other beneficial conversion
features associated with preferred stock issuance	(356,910)	-	(713,818)	-
Net (loss) income attributable to common stockholders	$ (766,961)	$ (2,227,932)	$ (3,064,959)	$ 1,563,343
(Loss) income per common share - basic and diluted
Loss from continuing operations	$ (0.02)	$ (0.05)	$ (0.06)	$ (0.05)
Income from discontinued operations	0.00	0.00	0.00	0.08
Basic and diluted EPS	$ (0.02)	$ (0.05)	$ (0.06)	$ 0.03
Weighted average shares outstanding -
Basic	47,506,560	44,631,048	48,183,683	43,193,149
Diluted	47,506,560	44,631,048	48,183,683	43,193,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Cash flows from operating activities:
Net (loss) income	$ (2,351,141)	$ 1,563,343
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Gain on sale of operating segment	-	(3,657,930)
Settlement of debt	-	45,237
Stock-based compensation expense	1,348,278	170,905
Depreciation	886,497	34,781
Amortization of intangibles	68,548	-
Valuation reserve for accounts receivable	(36,152)	(57,407)
Amortization of debt discount	24,037	1,379,324
Amortization of debt offering costs	246,185	227,032
Valuation losses for changes in derivative liability	-	(1,155,903)
Changes in operating assets and liabilities:
Accounts receivable	(6,191,142)	1,258,385
Costs in excess of billings on uncompleted contracts	(76,718)	(185,327)
Other assets	17,678	44,969
Accounts payable	936,206	(236,975)
Billings in excess of costs on uncompleted contracts	2,625,933	(261,671)
Accrued liabilities	507,563	536,110
Income taxes payable	143,000	-
Deferred revenue	(15,407)	-
Net cash used in operating activities	(1,866,635)	(295,127)
Cash flows from investing activities:
Purchase of fixed assets	(313,321)	(14,589)
Investment activity of discontinued operations	-	687,708
Net cash (used in) provided by investing activities	(313,321)	673,119
Cash flows from financing activities:
Net borrowings on line of credit	1,178,065	-
Proceeds from notes payable	-	34,149
Payments on term debt	(332,107)	(474,402)
Cost of convertible debentures	-	92,486
Financing activities of discontinued operations	-	(674,121)
Net cash provided by (used in) financing activities	845,958	(1,021,888)
Effect of exchange rate changes on cash and cash equivalents	(268,534)	-
Net decrease in cash	(1,602,532)	(643,896)
Cash, beginning of period	3,182,357	701,417
Cash, end of period	$ 1,579,825	$ 57,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (Deficit)
					Additional Paid-In Capital - Warrants				Total Stockholders' Equity (Deficit)
				Additional Paid-In Capital			Accumulated Deficit	Accumulated Comprehensive Loss
	Preferred	Common Stock				Treasury Stock
	Stock	Shares Issued	Amount
Balance, June 30, 2008	$ 12,346,482	48,846,244	$ 48,846	$ 51,385,199	$ 148,652	$ -	$ (59,339,836)	$ (1,521,971)	$ 3,067,372
Following Transactions Unaudited:
Amortization of Series H warrants	7,363						(7,363)		-
Purchase of treasury stock						(250,000)			(250,000)
Dividends on Series H and Series I							(713,818)		(713,818)
Value of vested stock options				1,348,277					1,348,277
Reduction in value of assets held for sale								(1,641,602)	(1,641,602)
Currency translation								(268,536)	(268,536)
Net loss							(2,351,141)		(2,351,141)
Net comprehensive loss									(4,261,279)
Balance, December 31, 2008	$ 12,353,845	48,846,244	$ 48,846	$ 52,733,476	$ 148,652	$ (250,000)	$ (62,412,158)	$ (3,432,109)	$ (809,448)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2008

1. Presentation of Unaudited Interim Financial Statements.

The accompanying unaudited condensed consolidated financial statements of Homeland Security Capital Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2009.

The condensed consolidated financial statements include the accounts of Homeland Security Capital Corporation and its wholly-owned subsidiary, Safety & Ecology Holdings Corporation (“Safety”), and its majority owned subsidiaries Nexus Technologies Group, Inc., and Polimatrix, Inc. All intercompany balances and transactions have been eliminated.

The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the transition period ended June 30, 2008.

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is an international provider of specialized technology-based radiological, nuclear, environmental, disaster relief and security solutions to government and commercial customers. The Company is focused on creating long-term value by taking controlling interest in and developing its subsidiary companies through superior operations, financial support and management. We operate businesses that provide homeland security products and services solutions, growing organically and by acquisitions. The Company is targeting companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities.

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) as a new subsidiary and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously with its formation, Nexus acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”), which was organized in 2001 and provides integrated security systems for the corporate and governmental security markets, through engineering, design and installation of open-ended technologically advanced applications. At December 31, 2008 the Company owns approximately 93% of Nexus.

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

On September 15, 2006, the Company formed Polimatrix, Inc. (“PMX”), and on September 18, 2006 entered into a U.S.-based joint venture with Polimaster, Inc., an Arlington, Virginia company involved in the field of nuclear and radiological detection and isotope identification. PMX uses technology licensed from Polimaster, Inc. in the development of hand-held, networked detection devices intended to be sold to governmental and commercial customers. At December 31, 2008, the Company owns 51% of PMX.

On March 13, 2008, in conjunction with its primary business plan, the Company, entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety”) and certain persons named therein. Pursuant to the Merger Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $10,550,000. As further described in Note 8, the Company effectively acquired 100% of Safety as of March 1, 2008, subject to future management equity incentive programs, and at December 31, 2008 owned 100% of the outstanding capital stock of Safety.

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

2. Summary of Significant Accounting Policies

Foreign Operations – Safety & Ecology, Ltd. (“SECL”), a United Kingdom corporation, which is wholly owned by Safety has total assets before intercompany eliminations of $2,751,084, total liabilities of $2,367,979 and a net loss of $164,196 as of December 31, 2008, which are included in the Company’s consolidated financial statements with intercompany eliminations to liabilities of $2,596,045 and expenses of $44,517.

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

Contract costs include all direct labor, materials, and other non-labor costs and those indirect costs related to contract support, such as depreciation, fringe benefits, overhead labor, supplies, tools, repairs and equipment rental. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Because of inherent uncertainties in estimating costs, it is at least reasonably possible the estimates used may change within the near term.

The asset, “costs in excess of billings on uncompleted contracts” represents revenues recognized in excess of billed amounts. The liability, “billings in excess of costs on uncompleted contracts,” represents billings in excess of revenues recognized.

Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Cash consists of cash on hand and deposits in banks. On October 3, 2008 the Federal Deposit Insurance Corporation (“FDIC”) temporarily increased deposit guarantees from $100,000 to $250,000. The Company has approximately $728,964 at risk for funds held in excess of the FDIC guarantee at December 31, 2008.

Recognition of Losses on Receivables - Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral from customers. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts. At December 31, 2008, the Company has a consolidated bad debt allowance of $309,846.

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

Debt Offering Costs - Debt offering costs are related to private placements and are amortized on a straight-line basis over the term of the related debt, most of which is in the form of senior secured notes. Amortization expense amounted to $123,092 and $112,669 for the three months ended December 31, 2008 and December 31, 2007, respectively, and $246,185 and $227,032 for the six months ended December 31, 2008 and December 31, 2007, respectively.

Investments in Assets Held for Sale – The Company accounts for investments in marketable securities and other investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investment equity securities with readily determinable fair values and for all investments in debt securities. As of December 31, 2008 and June 30, 2008, all marketable securities were classified as assets held for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

The table below reflects the assets held for sale as of December 31, 2008 and June 30, 2008

		Gross Unrealized
	Cost	Gain	Loss	Estimated Fair Value
December 31, 2008	$3,581,047	-	$ 3,165,452	$415,595
June 30, 2008	$3,581,047	-	$ 1,523,850	$2,057,197

Investment Valuation - The value of investments that have no ready market are recorded at cost. Periodically management makes an assessment as to impairment of the Company’s investment and accordingly adjusts the investment to record other than a temporary change in value.

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

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

Employee Benefit Plans - Safety has a 401(k) profit sharing plan covering substantially all its employees. Employees are allowed to make pre-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. Safety contributed $70,530 and $154,308 to this plan during the three and six months ended December 31, 2008, respectively.

SECL, a wholly owned subsidiary of Safety, has a group stakeholder pension scheme for the benefit of its employees. The plan covers substantially all SECL employees and provides for SECL to contribute at least three percent of the eligible employee’s compensation to the plan. SECL contributed $967 and $2,415 to their plan during the three and six months ended December 31, 2008, respectively.

HSCC and Nexus both have salary deferral plans available to all their employees which allows each company to make a discretionary match to their plan. Employees are allowed to make pre-tax contributions to the plans, through salary reduction, up to the legal limits as described under the Internal Revenue Code. Neither HSCC nor Nexus made contributions to their plans for the three and six month periods ending December 31, 2008.

PMX does not have a plan covering its employees.

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

Reclassifications – Certain amounts in the prior period have been reclassified to conform with current period classifications.

3. Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets are as follows:

	December 31, 2008	June 30, 2008
Office equipment	$361,830	$367,942
Operating equipment	3,397,243	3,139,423
Computer equipment	1,845,878	1,781,828
Vehicles	799,837	886,360
Accumulated depreciation	(1,530,459)	(682,157)
June 30,		$5,493,396
December 31,	$4,874,329

Depreciation expense was $448,453 and $15,492 for the three months ended December 31, 2008 and December 31, 2007, respectively, and $886,497 and $34,781 for the six months ended December 31, 2008 and December 31, 2007, respectively.

4. Intangible Assets, net

The components of intangible assets consist of the following at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Depreciable intangibles:
Non-compete agreements	$92,665	$92,665
Contracts	445,823	445,823
	538,488	538,488
Less accumulated amortization	(114,414)	(45,866)
	424,074	492,622
Non-depreciable intangibles
Trademarks	5,000	5,000
Total intangible assets, net of amortization	$429,074	$497,622

Amortization expense for intangibles was $34,274 for the three months ended December 31, 2008 and $68,548 for the six months ended December 31, 2008.

5. Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired.  The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the three and six months ended December 31, 2008 and the period ended June 30, 2008, the Company did not incur any charges for impairment.

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

On August 29, 2007, 692,660 ordinary (common) shares of Vuance were issued to the Company at a price of $5.17 per share. Vuance also repaid all obligations of SHC to the Company under a certain note in the amount of approximately $400,000. The Company agreed to certain lock-up periods during which it will not sell or otherwise dispose of the Vuance ordinary (common) shares.

Management has recognized the SHC activity as discontinued operations for the six months ended December 31, 2007.  The following table reflects selected elements of SHC’s results for the six months ended December 31, 2007 (there were no discontinued operations for the three months ended December 31, 2007):

Six Months Ended December 31, 2007

Revenue	$ 865,737
Gross Margin	405,143
Operating Expenses	467,143
Other Expense	1,979
Net Loss from Discontinued Operations	(63,979)
Gain on Sale of Operating Segment	3,657,930

Net Assets	1,861,572
Net Liabilities	1,938,456

For the six months ended December 31, 2007, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis.

7.   Minority Interest in Secure America Acquisition Corporation

The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), the principal initial stockholder of SAAC, pursuant to a promissory note (the “SAAH Note”). The SAAH Note has a maturity date of May 31, 2011 and bears interest at a rate of 5% per annum. All principal and accrued interest on the SAAH Note is due upon maturity. The obligations of SAAH under the SAAH Note have been guaranteed by our Chief Executive Officer and Chairman. As consideration for the issuance of the SAAH Note, the Company received 250,000 membership interests in SAAH. On October 22, 2007, the Company purchased 75,000 Class C membership interests in SAAH, through an investment in SAAH in the amount of $150,000. Also, on October 22, 2007, the Company loaned SAAH $65,000. The unsecured loan was for working capital purposes, was evidenced by a note and was due before October 22, 2008 with no prepayment penalties. The loan was repaid on October 29, 2007 in its entirety. Through its membership interests in SAAH, the Company is deemed to beneficially own 2.6% of the outstanding capital stock of SAAC at December

31, 2008 and is entitled to receive 325,000 shares of common stock in SAAC if and when SAAC completes an acquisition or business combination which it has 24 months to consummate. At December 31, 2008, the balance of the SAAH Note due to the Company was $402,953.

In addition to the Company’s ownership in SAAH, our Chief Executive Officer and Chairman beneficially owns 1,178,733 membership interests in SAAH or approximately 50.71%, our Chief Financial Officer owns 82,500 membership interests or 3.50%, and two of our directors collectively own 125,000 membership interests in SAAH or 4.24%.

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC whereby the Company is to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services. The SAAC Agreement became effective on October 23, 2007, the effective date of the Registration Statement as filed with the Securities and Exchange Commission (the “SAAC IPO”). Certain employees of the Company will perform required services pursuant to the SAAC Agreement.

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

8. Investment in Safety & Ecology Holdings Corporation

On March 13, 2008, the Company entered into a Merger Agreement with Safety. Previously, Safety and the Company agreed, for the purposes of the transaction, to transfer effective control of Safety to the Company as of March 1, 2008. From the period of March 1, 2008 until the purchase consideration was exchanged, the Company recorded $59,736 for interest imputed during the period. The accompanying financial statements include the results of Safety from July 1, 2008 through December 31, 2008.

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

As stipulated in the Merger Agreement, a new subsidiary was merged with and into Safety (the "Merger"), with Safety surviving the Merger. In exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) initially received: (1) an aggregate of 550,000 shares of Company’s Series I Convertible Preferred Stock (the “Series I Stock”) with an initial stated and liquidation value of $3,300,000, (2) warrants (the “Warrants”) to purchase up to 22,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (3) unsecured promissory notes (the “Notes”) of Safety in an aggregate principal amount of $2,000,000, and (4) $3,900,000 in cash, (collectively, the “Merger Consideration”). Pursuant to the Merger Agreement, the Merger Consideration received by the Shareholders may be: (1) reduced based on Safety’s stockholders’ equity (as determined at closing) and (2) reduced or increased based on Safety’s working capital (as determined at closing). In addition, in the future, the Shareholders may receive up to an aggregate of $6,000,000 of the Common Stock if certain performance criteria are achieved by Safety in 2008 and 2009. The Series I Stock and Warrants will be held in escrow for twelve months to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement. As of March 27, 2008, Safety secured an extension of their pending Radcon contract and qualified to release $1,800,000, in stated value, of the Series I Stock (and related Warrants) from escrow.

On December 31, 2008, pursuant to the Merger Agreement, (1) 300,000 shares of Series I Stock and (2) Warrants to purchase 12,000,000 shares of Common Stock, were released from escrow to the former stockholders of Safety.

Also pursuant to the Merger Agreement, (1) $6,650,000 in existing indebtedness of Safety was repaid, (2) $2,000,000 in Safety preferred stock was redeemed, and (3) approximately $2,400,000 of existing indebtedness of Safety was permitted to remain outstanding.

The Company amended its Certificate of Incorporation to designate 550,000 shares of its authorized preferred stock as Series I Convertible Preferred Stock. Each share of Series I Stock accrues a dividend of 12% per annum. The Series I Stock ranks pari passu with the Company’s Series H Convertible Preferred Stock (See Notes 9 and 15) and is senior to all other series of the Company’s preferred stock and the Common Stock. The holder of the Series I Stock may convert the accrued dividends into the Common Stock at a conversion price of $0.06 per share or receive a cash payment upon liquidation or sale of the Company. Each share of Series I Stock is convertible into 200 shares of Common Stock (effectively a conversion price of $0.038 per share at the date issued) and has a liquidation preference of $6.00 per share.

The Warrants have an exercise price equal to $0.03, which may be adjusted under the terms of the Warrants, and have a term of five years from the date of issuance of March 14, 2008. The Notes accrue interest at a rate of 6% per annum and are subordinate to the existing indebtedness of Safety. Immediately following the Merger, the Company controlled 100% of the voting power of Safety.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, rounded to the nearest thousand, as recorded by the Company at June 30, 2008 and December 31, 2008. The Company is still in the process of finalizing third party valuations of certain intangible assets; therefore the allocation of the purchase price is preliminary and subject to refinement.

June 30, 2008 and December 31, 2008
Current assets	$8,724,000
Property, plant and equipment	5,273,000
Other assets	29,000
Goodwill and other intangible assets	5,785,000

Total assets acquired	29,811,000

Current liabilities	13,501,000
Long term debt	1,885,000
Other liabilities	1,203,000
Total liabilities assumed	16,589,000

Net assets acquired	$13,222,000

At June 30, 2008 and December 31, 2008, goodwill and other intangible assets includes: $93,000 assigned to non-compete agreements (1 year useful life), $446,000 assigned to contracts (10 year useful life), $5,000 assigned to trademarks (indefinite life) and $5,241,000 assigned to goodwill.

As mentioned above, the Company is still in the process of finalizing third party valuations for certain intangible assets. The changes from March 31, 2008 to December 31, 2008 in how purchase price was allocated to the acquisition of Safety, reflect further refinements in valuation for certain intangible assets, changes in estimated useful lives of certain intangible assets, adjustments to estimates originally made by management and changes in the calculation of purchase price, specifically the valuation of warrants, by recalculating their value using new volatility measurements and expected life.

9. Securities Purchase Agreement with YA Global Investments, L.P. (“YA”)

On March 13, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA, which resulted in the following transactions being consummated on March 14, 2008:

Pursuant to the Purchase Agreement, the Company has authorized the designation of its Series H Convertible Preferred Stock, par value $.01 per share (the "Series H Stock"), consisting of 10,000 shares of Series H Stock, which are convertible into shares of the Common Stock, in accordance with the terms of the Certificate of Designation of the Series H Stock of the Company (the "Series H Certificate of Designation").

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

Each share of Series H Stock accrues a dividend of 12% per annum. The holder of the shares of Series H Stock (a “Series H Holder”) may convert the accrued dividends into Common Stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the Company. The Series H Stock will rank pari passu with the Series I Stock and senior to all other series of the Company’s preferred stock and the Common Stock. Each share of Series H Stock is convertible into 33,334 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $1,000 per share. Each share of Series H Stock may be voted on an as-converted basis with the Common Stock but in no instance will the voting power of a Series H Holder with respect to its Series H Stock (when aggregated with all other Common Stock beneficially owned by the Series H Holder) be permitted to exceed 9.99% of the shares permitted to vote at a meeting of the Company’s stockholders. In addition, Series H Holders are restricted from conversions of the Series H Stock that will result in it beneficially owning more than 9.99% of the Common Stock following such conversion, which is subject to waiver by the Series H Holder. The number of shares issuable upon the conversion of our Series H Stock will increase if our Safety subsidiary has EBITDA of less than $4,000,000 for either the 2008 calendar year or the 2009 calendar year. The amount of the adjustment will be based on the amount of the shortfall from such targets (see Series H Certificate of Designation).

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

In connection with the transactions pursuant to the Purchase Agreement, an affiliate of YA received a monitoring fee of $800,000 in the aggregate for its monitoring and managing the YA investment in the Company was payable ratably on June 30, 2008 and September 30, 2008. In addition, such affiliate received $50,000 for its structuring of the transaction and its due diligence costs.

On March 17, 2008, the accrued but unpaid interest on the February 2006 Debentures, the August 2006 Debentures and the June 2007 Debentures amounted to $878,923. Pursuant to the Purchase Agreement, the Company exchanged a non-interest bearing note (the “Conversion Note”) for the entire amount of the unpaid interest. The Conversion Note is due March 13, 2010.

The Company’s Senior Secured Notes Payable and Conversion Note Payable consist of the following:

	December 31, 2008	June 30, 2008
Senior Secured Notes Payable (the New Notes)	$6,310,000	$6,310,000
Senior Secured Notes Payable (the Exchange Notes)	6,750,000	6,750,000
Debenture interest conversion note	878,923	878,923
Less debt discount	(58,090)	(82,127)
	$13,880,833	$13,856,796

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

10. Common Stock Purchase Agreement with YA Global Investments, L.P. (“YA”)

On November 26, 2008, the Company entered into a Common Stock Purchase Agreement with YA, where the Company purchased from YA 2,043,494 shares of its Common Stock, par value $0.001 per share, for a purchase price of $178,655. The transaction was funded with a note issued to YA for the total purchase price and bears interest at 13% with principal and accrued interest due March 24, 2010 (the “YA Note 1”). The Company has accounted for the purchase of the common shares as treasury stock on the balance sheet at cost.

On November 28, 2008, the Company entered into another Common Stock Purchase Agreement with YA, where the Company purchased from YA 1,526,937 shares of its Common Stock, par value $0.001 per share, for a purchase price of $71,345. The transaction was funded with a note issued to YA for the total purchase price and bears interest at 13% with principal and accrued interest due March 24, 2010 (‘YA Note 2” and together with YA Note 1, the “YA Notes”). The Company has accounted for the purchase of the common shares as treasury stock on the balance sheet at cost.

The YA Notes are secured by the Common Stock purchased from YA (the “Purchased Common Stock”) in these transactions. The Purchased Common Stock will be held in escrow until all obligations pursuant to the YA Notes have been paid in full.

The Company recorded the Purchased Common Stock as treasury stock and excludes these shares from the total shares outstanding at December 31, 2008.

The Company’s Secured Notes Payable for the repurchase of Common Stock consist of the following:

Secured Notes Payable (November 26, 2008 Agreement)	$178,655
Secured Notes Payable (November 28, 2008 Agreement)	71,345
$250,000

11. Income Taxes

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

There are no amounts included in the balance at December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended December 31, 2008, the Company recognized no interest or penalties.

The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at December 31, 2008 and June 30, 2008 are as follows:

	December 31, 2008	June 30, 2008
Current:
Related party accruals	$517,716	$188,793
Allowance for doubtful accounts	118,359	132,101
Accrued and prepaid expenses	115,166	104,035
Accumulated option expense	796,119	--
Other	41,104	48,281

Valuation allowance for net current deferred tax assets	(1,588,464)	(473,210)

Total net current deferred tax asset	$—	$—

Noncurrent:
Net operating loss and research credit carryforwards	5,348,878	4,382,868
Depreciation and amortization expenses	(426,618)	(688,800)
Amortization of intangible assets	(162,394)	(188,670)
Valuation allowance for net noncurrent deferred tax assets	(4,759,866)	(3,505,398)

Total net noncurrent deferred tax asset	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. During the six month period ended December 31, 2008, the Company increased its valuation allowance by $2,369,722 primarily due to unusable net operating losses.

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 39% as a result of the following:

	December 31, 2008	June 30, 2008

Computed "expected" tax (benefit)	$(845,497)	$(14,482)

Keyman insurance	—	22,084
Amortization debt discount costs
and valuation of derivative liability	—	505,895
Meals and entertainment	9,296	5,990
Political contributions	1,149	6,126
Gain on debt conversion	—	(1,293,435)
Penalties	4,395	—
Potential future tax benefit of net operating loss not recognized in the current period	687,657	767,822

	$143,000	$—

At December 31, 2008, the Company had an available net operating loss carryforward of approximately $15,732,000. These amounts are available to reduce the Company’s future taxable income and expire in the years 2011 through 2027. The majority of the expirations take place after 2014.

12. Long-Term Debt

The Company’s long-term debt is as follows:

	December 31, 2008	June 30, 2008

Safety Promissory Note payable due in monthly installments of $38,296 including interest at 5.22% until March 2012, when the unpaid balance is due, collateralized by equipment with an original cost of $1,993,212	$1,610,180	$1,794,853

Safety Promissory Note payable due in monthly installments of $20,870 including interest at 5.85% until May 2011, when the unpaid balance is due, collateralized by equipment with an original cost of $648,000.	665,682	769,568

Safety Revolving Note Payable	3,544,000	2,365,935

Nexus notes payable to bank, due in aggregate monthly installments of approximately $5,600 including interest ranging from 0.90% to 12% until June 2013, collateralized by vehicles with an original cost of approximately $249,000	69,674	115,234

Other notes payable	25,120	65,830

Total notes payable	5,914,656	5,111,420

Less current portion	(650,742)	(647,576)

Long term portion	$5,263,914	$4,463,844

In March 2008, upon the consummation of the funding of the acquisition transaction between the Company and Safety, Safety was extended a bank line of credit (the “Line of Credit”), which among other features includes:

(a)     An $8,000,000 Revolving Line of Credit (initial duration is two years) available for working capital financing for Safety and all of its current and future subsidiaries including an inter-company facility for credit to foreign operations.

(b)     A monthly borrowing base determination based upon domestic accounts receivable (availability at December 31, 2008 was approximately $3,706,000).

(c)     Interest rate determined at LIBOR plus margin determined on a quarterly basis with reference to funded debt to domestic EBITDA ratio.  Margin range is 1.2% to 1.95% for an EBITDA ratio of over 2.25:1.  Maximum ratio is 2.5:1.

(d)     The ability to issue letters of credit in an aggregate principal amount not to exceed $4,000,000 subject to certain provisions.

Principal maturities of notes payable over the next five years are as follows:

2009	$650,742
2010	4,216,217
2011	654,252
2012	393,445
Total	$5,914,656

13.   Series F Preferred Stock

On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The Series F Preferred Stock is convertible into shares of Common Stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to a beneficial conversion feature. As of December 31, 2008, none of the Series F Preferred Stock has been converted into shares of Common Stock.

14.   Series G Preferred Stock

On February 6, 2006, the Company entered into an Investment Agreement with YA pursuant to which the Company exchanged with YA 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock") for 4,500,000 shares of the Company’s Common Stock owned by YA. Each share of Series G Preferred Stock may be converted, at YA’s discretion, into 4.5 shares of the Company’s Common Stock. Each share of Series G Preferred Stock has a liquidation preference of $0.10. The holders of Series G Preferred Stock are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to YA in connection with the transaction. As of December 31, 2008, 641,920 shares of the Series G Preferred Stock have been converted into 2,888,640 shares of the Common Stock.

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

15.   Series H Preferred Stock

On March 17, 2008, the Company issued 10,000 shares of Series H Stock to YA pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $10,000,000 less costs of $850,000, or $9,150,000. The Series H Stock provides for preferential dividends at an annual rate of 12%. The Series H Stock ranks pari passu with the Company’s Series I Stock and is senior to all other series of the Company’s preferred stock and common stock. Also, the Series H Stock has a preferential liquidation amount of $1,000 per share or $10,000,000, plus all accumulated and unpaid dividends. Each share of Series H Stock is convertible into 33,334 shares of Common Stock at a conversion price equal to $0.03 per share, subject to availability. As of December 31, 2008, none of the Series H Stock has been converted into shares of the Common Stock and accrued and unpaid dividends amounted to $950,137.

16.   Series I Preferred Stock

On March 13, 2008, the Company issued 550,000 shares of Series I Stock to Safety pursuant to a Merger Agreement. The initial value of the Series I Stock issued as merger consideration was $3,300,000. Upon issuance, the Series I Stock was placed in escrow to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement. As of March 27, 2008, Safety secured an extension on a pending contract and qualified to release $1,800,000 in stated value or 300,000 shares of Series I Stock from escrow on December 31, 2008. The remainder of the Series I Stock will be released from escrow on the earlier of (1) March 15, 2009 or (2) the date fifteen (15) days following the completion of the financial review by the Company’s independent auditors of the Company’s consolidated financial statements for the six (6) month period ended December 31, 2008. The Series I Stock provides for preferential dividends at an annual rate of 12%. The Series I Stock ranks pari passu with the Company’s Series H Stock and is senior to all other series of the Company’s preferred stock and common stock. Also, the Series I Stock has a preferential liquidation amount of $6.00 per share or $3,303,300, plus all accrued and unpaid dividends. Each share of Series I Stock is convertible into 200 shares of the Company’s Common Stock at a conversion price of $0.03 per share, subject to availability. As of December 31, 2008, none of the Series I Stock has been converted into shares of Common Stock and accrued and unpaid dividends amount to $164,515.

17.   Stock Options

Stock Options Issued Under the 2005 Option Plan:

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

Of the options granted in 2005, 2006 and 2007, options to purchase 437,047 shares of Common Stock vested during the six month period ended December 31, 2008 and the Company recorded $63,187 as compensation expense related to the vesting of these options. During the six month period ending December 31, 2007, options to purchase 765,380 shares of Common Stock vested and the Company recorded $109,070 as compensation expense related to the vesting of these options. There are 400,000 options available to be granted remaining in the 2005 Option Plan.

Stock Options Issued Under the 2008 Option Plan:

In July 2008, the board of directors of the Company approved the issuance to directors, officers and one employee of the Company options to purchase 73,850,000 shares of Common Stock in the future. Of the options granted in July 2008, options to purchase 32,298,986 shares of Common Stock vested in the six month period ending December 31, 2008 and the Company recorded $1,168,545 as compensation expense related to the vesting of these options. There are 1,150,000 options available to be granted remaining in the 2008 Option Plan.

The compensation expense related to non-vested options not yet recognized under all option plans amounted to $1,792,624 as of December 31, 2008, which cost is expected to be recognized over the next 8 quarters.

A summary of options outstanding under these arrangements as of December 31, 2008 and June 30, 2008 are presented below:

	December 31, 2008			June 30, 2008
	Weighted Average			Weighted Average
	Options	Exercise Price	Grant Date Fair Value	Options	Exercise Price	Grant Date Fair Value
Outstanding at beginning of period	9,560,000	$0.103	$0.107	9,660,000	$0.103	$0.107
Granted	73,850,000	0.050	0.036	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	(100,000)	0.140	-
Outstanding at end of period	83,410,000	$0.056	$0.044	9,560,000	$0.103	$0.107
Options exercisable at period end	41,591,106	$0.061	$0.052	8,855,073	$0.101	$0.097

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

18.   Common Stock Warrants

On March 13, 2008, the Company granted warrants to purchase up to 22,000,000 shares of its Common Stock as part of the purchase consideration in the acquisition of Safety (see Note 8). The warrants will be held in escrow together with the Series I Preferred Stock to offset any indemnification claims or purchase price adjustments. As the Series I Preferred Stock is released from escrow, a proportional number of warrants will also be released. The warrants have an exercise price of $0.03 with a term of five years from the date of issuance of March 17, 2008. As of March 27, 2008, Safety secured a pending contract extension and accordingly warrants to purchase 12,000,000 of Common Stock were released from escrow on December 31, 2008.

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

19.   Adoption of SFAS No. 157

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement). The three levels of fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. At December 31, 2008, we have no significant Level 2 measurements.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At December 31, 2008, we have no significant Level 3 measurements.

As of December 31, 2008, the Company’s assets held for sale had a carrying value of $415,595, which was measured by quoted prices in active markets for identical assets.

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

The following table reflects the Company’s segments for the six month period ended December 31, 2008:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus)	Products Company (PMX)	Services Company (Safety)	Consolidated
Revenues	$-	$2,184,482	$12,962	$37,682,248	$39,879,692
Gross margin	-	760,199	2,583	5,803,021	6,565,803
Operating expenses	2,305,341	701,981	220,254	3,644,395	6,871,971
Depreciation expense	4,800	26,378	-	653,878	685,056
Other expenses	1,037,578	9,900	-	169,439	1,216,917
Income tax expense	-	-	-	143,000	143,000
Net income (loss) from continuing operations	(3,347,719)	21,940	(217,671)	1,192,309	(2,351,141)
Current assets	128,954	1,960,382	2,495	23,664,286	25,756,127
Total assets	827,457	2,151,187	2,495	34,033,548	37,014,687
Interest expense	859,032	11,402	-	135,755	1,006,189
Capital expenditures	-	5,807	-	307,514	313,321

The following table reflects the Company’s segments for the six month period ended December 31, 2007, excluding the discontinued operations of SHC:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus)	Products Company (PMX)	Consolidated
Revenues	$ -	$ 6,285,798	$ 7,298	$ 6,343,096
Gross margin	-	1,064,232	2,150	1,606,382
Operating expenses	945,456	1,397,875	170,194	2,513,525
Depreciation expense	4,289	30,492	-	34,781
Other income (expenses) – net	(1,025,357)	(63,327)	-	(1,088,684)
Net income (loss) from continuing operations	(1,975,102)	112,538	(168,044)	(2,030,608)
Current assets	6,765	4,684,416	213	4,691,394
Total assets	4,655,652	4,941,479	213	9,597,344
Interest expense	567,057	64,178	-	631,235
Capital expenditures	-	14,589	-	14,589

21.   Loss Per Share

The basic loss per share was computed by dividing the net loss attributable to common shareholders by the weighted average common shares outstanding during each period. Potential common equivalent shares of 645,894,693 and 10,618,026 at December 31, 2008 and 2007 are not included in the computation of per share amounts in the periods as the effect would be anti-dilutive.

Diluted earnings per share are computed using outstanding shares plus the common stock options and warrants that can be converted into common stock. Diluted earnings per share are not indicated for the three months ended December 31, 2008 and 2007 or the six months ended December 31, 2008 and 2007 because these periods indicate losses and the computation would also be anti-dilutive.

The reconciliations of the basic and diluted Earnings Per Share for income from continuing operations are as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007

Basic and Diluted Earnings Per Share:

(Loss) income (Numerator)	$(410,051)	$(2,227,932)	$(2,351,141)	$(2,030,608)
				__
Less: Preferred stock dividends	(356,910)	—	(713,820)
	$(766,961)	$(2,227,932)	$(3,064,961)	$(2,030,608)

Income from discontinued operations	—	--	--	3,593,951
Net (loss) income attributable to common stockholders	(766,961)	(2,227,932)	(3,064,961)	1,563,343

Shares (Denominator)

Weighted-average number of common shares
Basic	47,506,560	44,631,048	48,183,683	43,193,149
Diluted	47,506,560	44,631,048	48,183,683	43,193,149

Earnings per Common Share:
Basic and diluted
(Loss) income from continuing operations	$(0.02)	$(0.05)	$(0.06)	$(0.05)

(Loss) income from discontinued operations	—	--	--	$0.08

Basic and diluted (loss) earnings per share	$(0.02)	$(0.05)	$(0.06)	$0.03

22.     Cash Flows

Supplemental disclosure of cash flow information for the six months ended December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
Cash paid during the six month period for:
Interest	$147,157	$476,122
Taxes	$0	$0

23.   Related Party Transactions

Safety leases approximately 21,000 square feet of office space from a company controlled by our President. Under terms of the lease agreement, monthly installments of $28,669 are due through May 2018. The Company recognized rent expense under this agreement of $172,014 during the six months ended December 31, 2008.

At December 31, 2008, the Company had a note payable to our President which resulted from our acquisition of Safety. The note is in the amount of $1,571,507, which includes accrued interest from March 17, 2008. The interest rate on the note is 6% and is payable upon the earlier of (i) the receipt of a certain trade accounts receivable, or (ii) a demand notice.

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At December 31, 2008 the balance of the note, including interest was $402,953.

On October 23, 2007, the Company entered into an agreement with SAAC, a company controlled by our Chairman and Chief Executive Officer, to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. Certain employees of the Company will perform required services pursuant to the SAAC Agreement. The Company has billed $45,000 for the aforementioned services for the six months ended December 31, 2008.

On March 14, 2008, the Company entered into a Purchase Agreement with YA wherein YA purchased $6,310,000 in secured notes and $6,190,000 in Series H Convertible Preferred Stock in addition to a Warrant exercisable for 83,333,333 shares of the Company’s Common Stock. The Company used the proceeds from this Purchase Agreement to fund the acquisition of Safety and restructure indebtedness.

On November 26, 2008, the Company entered into a Common Stock Purchase Agreement with YA, where the Company purchased from YA 2,043,494 shares of its Common Stock, par value $0.001 per share, for a purchase price of $178,655. The transaction was funded with a noted issued to YA for the total purchase price and bears interest at 13% with principal and accrued interest due March 24, 2010. On November 28, 2008, the Company entered into a Common Stock Purchase Agreement with YA, where the Company purchased from YA 1,526,937 shares of its Common Stock, par value $0.001 per share, for a purchase price of $71,345. The transaction was funded with a note issued to YA for the total purchase price and bears interest at 13% with principal and accrued interest due March 24, 2010. These notes issued to YA are secured by the Common Stock purchased from YA, with such Common Stock being held in escrow until all obligations pursuant to the YA Notes have been paid in full.

24.   Continuing Operations

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred losses which have resulted in a total retained deficit of $62,412,158 at December 31, 2008. Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern.

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

The Company currently conducts its ongoing operations through two majority-owned subsidiaries and one joint venture. On February 7, 2006, the Company, through its Nexus subsidiary, acquired 100% of the common stock of Corporate Security Solutions, a security integration firm having operations in the Mid-Atlantic region with a focus on the New York market. On September 15, 2006, the Company formed PMX and on September 18, 2006 PMX became a U.S.-based joint venture 51% controlled by the Company with Polimaster, Inc., a company focused on the field of radiological detection and isotope identification. On March 13, 2008, the Company acquired 100% of Safety, a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the United States and the United Kingdom. Safety’s core capabilities and service offerings include: (1) construction, remediation and demolition, (2) environmental services, (3) environmental technologies, and (4) chemical, biological, radiological, nuclear and explosive response (CBRNE).

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

Change In Fiscal Year

On May 13, 2008, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30. For the period ended June 30, 2008, the Company filed its Annual Report on Form 10-K as a transition report and included information for the six month transitional period from January 1, 2008 to June 30, 2008, reflecting the consolidated results of operations for Safety from March 1, 2008 to June 30, 2008 and the consolidated results of operations of HSCC (any reference herein to “HSCC” refers to the holding company entity), Nexus and PMX from January 1, 2008 to June 30, 2008. Included in this Current Report on Form 10-Q are the results of the Company for the three and six month periods ended December 31, 2008.

Results of Operations

The Company concluded the acquisition of 100% of Safety in March 2008. Safety is a significantly larger company than the Company’s other consolidated subsidiaries and management believes that comparing the results of operations with the previous three and six month periods ending December 31, 2007 would not be meaningful and may be misleading. Therefore, the Company has determined to show the specific contributions by each subsidiary for the individual categories outlined below for the three and six month periods ended December 31, 2008.

Three Month Period Ended December 31, 2008

Contract revenue

For the three months ended December 31, 2008, the Company recorded contract revenue of $22,212,461. Included in this total is $21,096,372 in contract revenue recorded by Safety, $1,114,289 recorded by Nexus and $1,800 recorded by PMX. Contract revenue consisted of fees earned on environmental remediation services, security systems installation, integration, service contracts and product sales and training.

Contract cost

For the three months ended December 31, 2008, contract cost was $18,480,949. Included in this total is $17,634,525 in contract costs incurred by Safety and $846,424 incurred by Nexus. Contract cost consists of materials, labor and other costs incurred by the Company associated with environmental remediation, security systems installation, and integration and service contracts and, in the case of PMX, products purchased for resale.

Operating expenses

Operating expenses for the three months ended December 31, 2008 were $3,387,548. Included in this total is $2,214,925 in expenses incurred by Safety, $301,495 in expenses incurred by Nexus, $124,246 in expenses incurred by PMX and $746,882 in expenses incurred by HSCC.

Other income and expense

The Company had net other expense of $611,015 for the three months ended December 31, 2008. Other expense included interest expense of $504,537 primarily related to HSCC’s secured notes with YA ($431,093) and notes payable for Safety ($68,652) and Nexus ($4,792), amortization of debt offering costs of $123,092 ($106,250 from HSCC’s financial instruments and $16,842 from Safety) and amortization of debt discount of $12,019 all from HSCC, offset by interest and other income of $28,633 primarily from HSCC’s notes from, and services to, SAAC.

Income taxes

The Company incurred income taxes in the three months ended December 31, 2008 in the amount of $143,000 as a result of income taxable to state jurisdictions that is not subject to offset by NOL carryovers.

Net loss

As a result of the foregoing, the Company recorded a net loss from continuing operations of $410,051 for the three months ended December 31, 2008.

Six Month Period Ended December 31, 2008

Contract revenue

For the six months ended December 31, 2008, the Company recorded contract revenue of $39,879,692. Included in this total is $37,682,248 in contract revenue recorded by Safety, $2,184,482 recorded by Nexus and $12,962 recorded by PMX. Contract revenue consisted of fees earned on environmental remediation services, security systems installation, integration, service contracts and product sales and training.

Contract cost

For the six months ended December 31, 2008, contract cost was $33,313,889. Included in this total is $31,879,227 in contract costs incurred by Safety, $1,424,283 incurred by Nexus, and $10,379 incurred by PMX. Contract cost consists of materials, labor and other costs incurred by the Company associated with environmental remediation, security systems installation, and integration and service contracts and, in the case of PMX, products purchased for resale.

Operating expenses

Operating expenses for the six months ended December 31, 2008 were $7,557,027. Included in this total is $4,298,273 in expenses incurred by Safety, $728,359 in expenses incurred by Nexus, $220,254 in expenses incurred by PMX and $2,310,141 in expenses incurred by HSCC.

Other income and expense

The Company had net other expense of $1,216,917 for the six months ended December 31, 2008. Other expense included interest expense of $1,006,189 primarily related to HSCC’s secured notes with Yorkville ($859,032) and notes payable for Safety ($135,755) and Nexus ($11,402), amortization of debt offering costs of $246,185 ($212,501 from HSCC’s financial instruments and $33,684 from Safety) and amortization of debt discount of $24,037 all from HSCC, offset by interest and other income of $59,494 primarily from HSCC’s notes from, and services to, SAAC.

Income taxes

The Company incurred income taxes in the six months ended December 31, 2008 in the amount of $143,000 as a result of income taxable to state jurisdictions that is not subject to offset by NOL carryovers.

Net loss

As a result of the foregoing, the Company recorded a net loss from continuing operations of $2,351,141 for the six months ended December 31, 2008.

Liquidity And Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $1,579,825 and $3,182,357 at December 31, 2008 and June 30, 2008, respectively. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash flow to fully fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments through December 31, 2009, we will require significant additional funding in order to make additional acquisitions.

On March 14, 2008, the Company entered into a Purchase Agreement with YA wherein YA purchased $6,310,000 in secured notes and $6,190,000 in Series H Convertible Preferred Stock in addition to a Warrant exercisable for 83,333,333 shares of the Company’s Common Stock. The Company used the proceeds from this Purchase Agreement to fund the acquisition of Safety and restructure indebtedness (See Notes 8 and 9 to the Consolidated Financial Statements).

During the six months ended December 31, 2008, we had a net decrease in cash of $1,602,532. Our sources and uses of funds were as follows:

Cash Flows From Operating Activities

We used net cash of $1,866,635 in our operating activities during the six months ended December 31, 2008. Cash was used as a result of operating income before non-cash expenses (stock based compensation, depreciation and amortization and other miscellaneous items amounting to $2,537,393) of $186,252, offset by $2,052,887 of net cash used in operating assets and liabilities.

Cash Flows From Investing Activities

 We used net cash of $313,321 in our investing activities during the six months ended December 31, 2008, related to purchases of fixed assets.

Cash Flows From Financing Activities

We provided cash of $845,958 from financing activities during the six months ended December 31, 2008, consisting of net borrowings on our line of credit of $1,178,065 reduced by payments on our term debt of $332,107.

As of December 31, 2008, we had net working capital of $9,963,251.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements entered into by the Company.

Critical Accounting Policies And Estimates

Revenue Recognition – Safety recognizes revenue on their environmental and remediation services performed under time and material and fixed fee contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion (efforts expended) method. Revenue and cost associated with time and material contracts is recognized as revenue when earned and costs are incurred. Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion method. PMX recognizes revenue based on the sale of its products and services.

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

Investment Valuation – Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are determined in good faith by management (in accordance with SFAS No. 157, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as the general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management estimates of the value of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

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

Segment Reporting – Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company's operations are classified into four principal reporting segments that provide different products or services.

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

Foreign Exchange Rate Risks

The Company operates, through a subsidiary, in the United Kingdom. In the course of normal operations, transfers of currency denominated in the US dollar and the British pound sterling regularly take place. The Company’s foreign currency exchange rate risk management strategy involves the use of foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less. At December 31, 2008, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

The Company’s net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using historic exchange rates at the date of investment in foreign subsidiary was $1,048,007 at December 31, 2008.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As discussed in our Transition Report on Form 10-K for the period ended June 30, 2008, the Company’s management concluded that our Company’s disclosure controls were not effective for the period then ended. Management has undertaken corrective action to rectify the disclosure deficiencies. However, as of December 31, 2008, such remedial actions are not yet sufficient to assure effectiveness in our disclosure controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit	Description	Location

10.1	Company 2008 Stock Incentive Plan	Provided herewith

10.2	Common Stock Purchase Agreement, Dated November 26, 2008, by and between the Company and YA Global Investments, L.P.	Provided herewith

10.3	Common Stock Purchase Agreement, Dated November 28, 2008, by and between the Company and YA Global Investments, L.P.	Provided herewith

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted	Provided herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant ahs duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

/s/ Michael T. Brigante
Michael T. Brigante
On behalf of Registrant and as Chief Financial Officer
February 16, 2009