Form 10-Q
period 2009-03-31
Homeland Security Capital CORP
filed 2009-05-15
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)☐	Smaller reporting company ☒

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

There were 46,424,444 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 13, 2009.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim period as of March 31, 2009 and for the three and nine month periods ended March 31, 2009 and 2008, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in theTransition Report on Form 10-K of the Company as of and for the year ended June 30, 2008. For the three and nine months ended March 31, 2008, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	March 31, 2009 (Unaudited)	June 30, 2008
Cash	$ 469,116	$ 3,182,357
Accounts receivable – net	18,289,341	11,977,737
Cost in excess of billings on uncompleted contracts	3,874,277	5,659,217
Other current assets	613,365	258,958
Total current assets	23,246,099	21,078,269
Fixed assets – net	4,560,729	5,493,396
Deferred financing costs - net	471,802	841,079
Notes receivable - related party	407,515	393,360
Notes receivable – other	90,400	90,400
Assets held for sale	270,137	2,057,197
Other non-current assets	184,616	178,670
Intangible assets – net	402,511	497,622
Goodwill	6,290,579	4,266,702
Total assets	$ 35,924,388	$ 34,896,695
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$ 8,257,773	$ 6,178,804
Current portion of long term debt	1,559,991	647,576
Notes payable	-	23,333
Notes payable - related party	1,593,699	1,526,137
Accrued interest and other liabilities	3,421,690	3,201,606
Billings in excess of costs on uncompleted contracts	2,483,225	824,402
Income taxes payable	132,378	-
Deferred revenue	48,228	43,164
Total current liabilities	17,496,984	12,445,022
Senior notes payable - related party, net of $46,071 and $82,127
discount at March 31, 2009 and June 30, 2008, respectively	13,892,852	13,856,796
Interest payable - related party	1,778,792	493,060
Secured notes payable - related party	250,000	-
Long term debt	3,174,111	5,111,420
Dividends payable	1,471,200	400,833
Total long term debt	20,566,955	19,862,109
Less: Current portion	(1,559,991)	(647,576)
Long term debt	19,006,964	19,214,533

Total liabilities	36,503,948	31,659,555
Warrants Payable - Series H	169,768	169,768
Stockholders' (Deficit) Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
1,918,080 shares issued and outstanding	14,257,527	12,346,482
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
49,994,875 shares issued and 46,424,444 shares outstanding	48,846	48,846
Additional paid-in capital	53,689,060	51,385,199
Additional paid-in capital - warrants	272,529	148,652
Treasury stock - 3,570,431 shares at cost	(250,000)	-
Accumulated deficit	(65,162,916)	(59,339,836)
Accumulated comprehensive loss	(3,604,374)	(1,521,971)
Total stockholders' (deficit) equity	(749,328)	3,067,372
Total liabilities and stockholders' (deficit) equity	$ 35,924,388	$ 34,896,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Net contract revenue	$ 19,059,833	$ 5,797,905	$ 58,939,525	$12,141,001
Contract costs	16,688,851	4,687,146	50,002,740	9,423,860
Gross profit on sales	2,370,982	1,110,759	8,936,785	2,717,141
Operating expenses
Marketing	283,867	30,697	407,718	42,548
Personnel	2,194,717	1,135,189	6,581,830	2,742,230
Insurance and facility costs	251,656	154,803	773,678	292,500
Travel and transportation	103,623	97,777	376,124	314,197
Other operating costs	250,222	74,854	708,273	118,974
Depreciation and amortization	307,002	148,626	923,510	183,407
Amortization of intangible assets	26,562	-	95,110	-
Professional services	126,911	411,038	607,912	689,866
Administrative costs	12,126	155,127	639,557	372,695
Total operating expenses	3,556,686	2,208,111	11,113,712	4,756,417
Operating loss	(1,185,704)	(1,097,352)	(2,176,927)	(2,039,276)
Other (expense) income
Interest expense	(501,816)	(364,428)	(1,508,005)	(995,663)
Amortization of debt discounts	(12,019)	(588,276)	(36,056)	(1,967,601)
Amortization of debt offering costs	(137,971)	(114,062)	(384,156)	(341,094)
Adjustment of fair value of derivative liability	-	(513,516)	-	642,387
Investment income	6,469	5,889	20,963	27,131
Settlement of debt	-	3,377,997	-	3,332,760
Other income	29,892	22,596	74,892	39,596
Total other (expense) income	(615,445)	1,826,200	(1,832,362)	737,516
(Loss) income from continuing operations before income benefit (expense)	(1,801,149)	728,848	(4,009,288)	(1,301,760)
Income tax benefit (expense)	10,622	-	(132,378)	-
(Loss) income from continuing operations	(1,790,527)	728,848	(4,141,667)	(1,301,760)
Discontinued operations
Loss from discontinued operations	-	-	-	(63,979)
Gain from sale of operating segment	-	-	-	3,657,930
Income from discontinued operations	-	-	-	3,593,951

Net (loss) income	(1,790,527)	728,848	(4,141,667)	2,292,191
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(1,084,106)	(7,216,332)	(1,805,287)	(7,216,332)
Net loss attributable to common stockholders	$ (2,874,633)	$ (6,487,484)	$ (5,946,954)	$ (4,924,141)
Loss per common share - basic and diluted
Loss from continuing operations	$ (0.06)	$ (0.13)	$ (0.13)	$ (0.11)
Income from discontinued operations	0.00	0.00	0.00	0.08
Basic and diluted loss per share	$ (0.06)	$ (0.13)	$ (0.13)	$(0.03)
Weighted average shares outstanding -
Basic	45,694,728	48,792,464	47,366,143	45,059,587
Diluted	45,694,728	48,792,464	47,366,143	45,059,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Cash flows from operating activities:
Net (loss) income	$ (4,141,667)	$ 2,292,191
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Gain on sale of operating segment	-	(3,657,930)
Settlement of debt	-	(3,332,760)
Stock-based compensation expense	1,703,861	227,401
Depreciation	1,369,256	183,407
Amortization of intangibles	95,110	-
Loss on disposal of fixed assets	(72,350)	-
Amortization of debt discount	36,056	1,967,600
Amortization of debt offering costs	369,277	341,094
Valuation losses for changes in derivative liability	-	(642,387)
Changes in operating assets and liabilities:
Accounts receivable	(6,311,605)	2,254,098
Costs in excess of billings on uncompleted contracts	1,784,940	489,691
Other assets	(374,507)	53,651
Accounts payable	2,078,967	(413,765)
Billings in excess of costs on uncompleted contracts	1,658,823	(718,870)
Accrued liabilities	1,550,045	206,966
Income taxes payable	132,378	-
Deferred revenue	5,064	40,277
Net cash used in operating activities	(116,352)	(709,336)
Cash flows from investing activities:
Purchase of fixed assets	(364,237)	(35,720)
Increase in other assets	-	813,432
Investment activity of discontinued operations	-	687,708
Investment in equity of subsidiaries	-	(9,176,480)
Net cash used in investing activities	(364,237)	(7,711,060)
Cash flows from financing activities:
Proceeds from preferred stock – related party	-	6,190,000
Proceeds from senior notes – related party	-	6,310,000
Debt offering costs	-	(926,803)

Debt discount	-	36,563
Net borrowings on line of credit	(1,428,935)	-
Proceeds from notes payable	27,200	243,332
Payments on term debt	(535,574)	(474,402)
Cost of convertible debentures	-	92,486
Financing activities of discontinued operations	-	(674,121)
Net cash (used in) provided by financing activities	(1,937,309)	10,797,055
Effect of exchange rate changes on cash and cash equivalents	(295,343)	-
Net (decrease) increase in cash	(2,713,241)	2,376,659
Cash, beginning of period	3,182,357	701,417
Cash, end of period	$ 469,116	$3,078,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
		Common Stock			Additional Paid-In Capital – Warrants			Accumulated Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Preferred Stock	Shares Issued	Amount	Additional Paid-In Capital		Treasury Stock	Accumulated Deficit
Balance, June 30, 2008	$ 12,346,482	48,846,244	$ 48,846	$ 51,385,199	$ 148,652	$ -	$ (59,339,836)	$ (1,521,971)	$ 3,067,372
Following Transactions Unaudited:
Amortization of Series H warrants	11,045						(11,045)		-
Purchase of treasury stock						(250,000)			(250,000)
Dividends on Series H and Series I							(1,070,368)		(1,070,368)
Value of vested stock options				1,646,430					1,646,430
Value of cashless exercised stock options		1,148,631		57,431					57,431
Value of Series I shares released from escrow	1,900,000			600,000	123,877		(600,000)		2,023,877
Reduction in value of assets held for sale								(1,787,060)	(1,787,060)
Currency translation								(295,343)	(295,343)
Net loss							(4,141,667)		(4,141,667)
Net comprehensive loss									(6,224,070)
Balance, March 31, 2009	$ 14,257,527	49,994,875	$ 48,846	$ 53,689,060	$ 272,529	$ (250,000)	$ (65,162,916)	$ (3,604,374)	$ (749,328)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2009

1. Presentation of Unaudited Interim Financial Statements.

The accompanying unaudited condensed consolidated financial statements of Homeland Security Capital Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

The condensed consolidated financial statements include the accounts of Homeland Security Capital Corporation and its wholly-owned subsidiary, Safety & Ecology Holdings Corporation (“Safety”), and majority owned subsidiaries Nexus Technologies Group, Inc., and Polimatrix, Inc. All intercompany balances and transactions have been eliminated.

The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended June 30, 2008.

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

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) as a new subsidiary and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously with its formation, Nexus acquired 100% of the outstanding common stock of Corporate Security Solutions, Inc. (“CSS”), which was organized in 2001 and provides integrated security systems for the corporate and governmental security markets, through engineering, design and installation of open-ended technologically advanced applications. At March 31, 2009, the Company owns approximately 93% of Nexus.

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

On September 15, 2006, the Company formed Polimatrix, Inc. (“PMX”), and on September 18, 2006 entered into a U.S.-based joint venture with Polimaster, Inc., an Arlington, Virginia company involved in the field of nuclear and radiological detection and isotope identification. PMX uses technology licensed from Polimaster, Inc. in the development of hand-held, networked detection devices intended to be sold to governmental and commercial customers. At March 31, 2009, the Company owns 51% of PMX.

On March 13, 2008, the Company, entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety”) and certain persons named therein. Pursuant to the Merger Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $10,550,000. As further described in Note 8, the Company effectively acquired 100% of Safety as of March 1, 2008, subject to future management equity incentive programs, and at March 31, 2009 owned 100% of the outstanding capital stock of Safety.

The Company owns at least a majority of the outstanding capital stock of its subsidiaries, controls each of the subsidiary boards of directors and provides extensive advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

2. Summary of Significant Accounting Policies

Foreign Operations – Safety & Ecology, Ltd. (“SECL”), a United Kingdom corporation, which is wholly owned by Safety has total assets before intercompany eliminations of $2,677,943, total liabilities of $2,330,208 and a net loss of $183,098 as of March 31, 2009, which are included in the Company’s consolidated financial statements.

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

Recognition of Losses on Receivables - Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral from customers. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts. At March 31, 2009, the Company has a consolidated bad debt allowance of $313,401.

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

Debt Offering Costs - Debt offering costs are related to private placements and are amortized on a straight-line basis over the term of the related debt, most of which is in the form of senior secured notes. Amortization expense amounted to $137,971 and $114,062 for the three months ended March 31, 2009 and March 31, 2008, respectively, and $384,156 and $341,094 for the nine months ended March 31, 2009 and March 31, 2008, respectively.

Investments in Assets Held for Sale – The Company accounts for investments in marketable securities and other investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investment equity securities with readily determinable fair values and for all investments in debt securities. As of March 31, 2009 and June 30, 2008, all marketable securities were classified as assets held for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

The table below reflects the assets held for sale as of March 31, 2009 and June 30, 2008:

		Gross Unrealized
	Cost	Gain	Loss	Estimated Fair Value
March 31, 2009	$3,581,047	-	$ 3,310,910	$270,137
June 30, 2008	$3,581,047	-	$ 1,523,850	$2,057,197

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

Employee Benefit Plans - Safety has a 401(k) profit sharing plan covering substantially all its employees. Employees are allowed to make pre-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. Safety contributed $76,837 and $231,145 to this plan during the three and nine months ended March 31, 2009, respectively.

SECL, a wholly owned subsidiary of Safety, has a group stakeholder pension scheme for the benefit of its employees. The plan covers substantially all SECL employees and provides for SECL to contribute at least three percent of the eligible employee’s compensation to the plan. SECL contributed $386 and $3,497 to their plan during the three and nine months ended March 31, 2009, respectively.

HSCC and Nexus both have salary deferral plans available to all their employees which allows each company to make a discretionary match to their plan. Employees are allowed to make pre-tax contributions to the plans, through salary reduction, up to the legal limits as described under the Internal Revenue Code. Neither HSCC nor Nexus made contributions to their plans for the three and nine month periods ending March 31, 2009.

PMX does not have a plan covering its employees.

Net Loss Per Share - The Company computes basic loss per share in accordance with SFAS 128, “Earnings Per Share” by dividing net loss, adjusted for preferred stock dividends and other beneficial conversion features associated with the preferred stock issuance, by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and warrants, the assumed conversion of preferred stock and the assumed vesting of stock option grants (using the treasury stock method), if dilutive.

Reclassifications – Certain amounts in the prior period have been reclassified to conform with current period classifications.

3. Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets are as follows:

	March 31, 2009	June 30, 2008
Office equipment	$376,528	$367,942
Operating equipment	3,449,973	3,139,423
Computer equipment	1,895,559	1,781,828
Vehicles	817,732	886,360
Accumulated depreciation	(1,979,063)	(682,157)
June 30,		$5,493,396
March 31,	$4,560,729

Depreciation expense was $481,650 and $148,626 for the three months ended March 31, 2009 and March 31, 2008, respectively, and $1,369,256 and $183,407 for the nine months ended March 31, 2009 and March 31, 2008, respectively.

4. Intangible Assets, net

The components of intangible assets consist of the following at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Depreciable intangibles:
Non-compete agreements	$92,665	$92,665
Contracts	445,823	445,823
	538,488	538,488
Less accumulated amortization	(140,977)	(45,866)
	397,511	492,622
Non-depreciable intangibles
Trademarks	5,000	5,000
Total intangible assets, net of amortization	$402,511	$497,622

5. Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. For the three and nine months ended March 31, 2009, the Company did not incur any charges for impairment.

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

Management has recognized the SHC activity as discontinued operations for the nine months ended March 31, 2008. The following table reflects selected elements of SHC’s results for the nine months ended March 31, 2008 (there were no discontinued operations for the three months ended March 31, 2008):

Nine Months Ended March 31, 2008

Revenue	$ 865,737
Gross Margin	405,143
Operating Expenses	467,143
Other Expense	1,979
Net Loss from Discontinued Operations	(63,979)
Gain on Sale of Operating Segment	3,657,930

Net Assets	1,861,572
Net Liabilities	1,938,456

For the nine months ended March 31, 2008, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis.

7. Minority Interest in Secure America Acquisition Corporation

The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), the principal initial stockholder of SAAC, pursuant to a promissory note (the “SAAH Note”). The SAAH Note has a maturity date of May 31, 2011 and bears interest at a rate of 5% per annum. All principal and accrued interest on the SAAH Note is due upon maturity. The obligations of SAAH under the SAAH Note have been guaranteed by our Chief Executive Officer and Chairman. As consideration for the issuance of the SAAH Note, the Company received 250,000 membership interests in SAAH. On October 22, 2007, the Company purchased 75,000 Class C membership interests in SAAH, through an investment in SAAH in the amount of $150,000. Through its membership interests in SAAH, the Company is deemed to beneficially own 2.6% of the outstanding capital stock of SAAC at March 31, 2009 and is entitled to receive 325,000 shares of common stock in SAAC if and when SAAC completes an acquisition or business combination which it has 24 months to consummate. At March 31, 2009, the balance of the SAAH Note due to the Company was $407,515.

In addition to the Company’s ownership in SAAH, our Chief Executive Officer and Chairman beneficially owns 1,178,733 membership interests in SAAH or approximately 50.71%, our Chief Financial Officer owns 82,500 membership interests or 3.50%, and two of our directors collectively own 125,000 membership interests in SAAH or 4.24%.

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC whereby the Company is to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services. The SAAC Agreement became effective on October 23, 2007, the effective date of the Registration Statement as filed with the Securities and Exchange Commission (the “SAAC IPO”) and ends upon the sooner of SAAC consummating a business combination or October 31, 2009. Certain employees of the Company will perform required services pursuant to the SAAC Agreement.

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

As set forth in the Merger Agreement, a subsidiaryof the Company was merged with and into Safety (the "Merger"), with Safety surviving the Merger. In exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) initially received: (1) an aggregate of 550,000 shares of Company’s Series I Convertible Preferred Stock (the “Series I Stock”) with an initial stated and liquidation value of $3,300,000, (2) warrants (the “Warrants”) to purchase up to 22,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (3) unsecured promissory notes (the “Notes”) of Safety in an aggregate principal amount of $2,000,000, and (4) $3,900,000 in cash, (collectively, the “Merger Consideration”). Pursuant to the Merger Agreement, the Merger Consideration received by the Shareholders may be: (1) reduced based on Safety’s stockholders’ equity (as determined at closing) and (2) reduced or increased based on Safety’s working capital (as determined at closing). In addition, in the future, the Shareholders may receive up to an aggregate of $6,000,000 of the Common Stock if certain performance criteria are achieved by Safety in 2008 and 2009. The Series I Stock and Warrants will be held in escrow for twelve months to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement. As of March 27, 2008, Safety secured an extension of their pending Radcon contract and qualified to release $1,800,000, in stated value, of the Series I Stock (and related Warrants) from escrow.

On December 31, 2008, pursuant to the Merger Agreement, (1) 300,000 shares of Series I Stock and (2) Warrants to purchase 12,000,000 shares of Common Stock, were released from escrow to the former stockholders of Safety. On March 15, 2009, pursuant to the Merger Agreement, (1) 250,000 shares of the Series I Stock and (2) Warrants to purchase 10,000,000 shares of Common Stock were released from escrow to the former stockholders of Safety.

Also pursuant to the Merger Agreement, at the time of the Merger, (1) $6,650,000 in existing indebtedness of Safety was repaid, (2) $2,000,000 in Safety preferred stock was redeemed, and (3) approximately $2,400,000 of existing indebtedness of Safety was permitted to remain outstanding.

The Company filed a Certificate of Designation to its Certificate of Incorporation to designate 550,000 shares of its authorized preferred stock as Series I Convertible Preferred Stock. Each share of Series I Stock accrues a dividend of 12% per annum. The Series I Stock ranks pari passu with the Company’s Series H Convertible Preferred Stock (See Notes 9 and 15) and is senior to all other series of the Company’s preferred stock and the Common Stock. The holders of the Series I Stock may convert the accrued dividends into the Common Stock at a conversion price of $0.06 per share or receive a cash payment upon liquidation or sale of the Company. Each share of Series I Stock is convertible into 200 shares of Common Stock (effectively a conversion price of $0.038 per share at the date issued) and has a liquidation preference of $6.00 per share.

The Warrants have an exercise price equal to $0.03, which may be adjusted under the terms of the Warrants, and have a term of five years from the date of issuance of March 17, 2008. The Notes accrue interest at a rate of 6% per annum and are subordinate to the existing indebtedness of Safety. Immediately following the Merger, the Company controlled 100% of the voting power of Safety.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, rounded to the nearest thousand, as recorded by the Company at March 31, 2009. The Company has finalized valuations of certain intangible assets; therefore the allocation of the purchase price as shown in the table below is final.

March 31, 2009
Current assets	$18,724,000
Property, plant and equipment	5,273,000
Other assets	29,000
Goodwill and other intangible assets	7,808,877

Total assets acquired	31,834,877

Current liabilities	13,501,000
Long term debt	1,885,000
Other liabilities	1,203,000
Total liabilities assumed	16,589,000

Net assets acquired	$15,245,877

At March 31, 2009, goodwill and other intangible assets includes: $93,000 assigned to non-compete agreements (1 year useful life), $446,000 assigned to contracts (10 year useful life), $5,000 assigned to trademarks (indefinite life) and $7,264,877 assigned to goodwill. Approximately $974,000 of the valuation allowance on deferred tax assets was allocated to reduce goodwill of Safety, related to its acquisition.

9. Securities Purchase Agreement with YA Global Investments, L.P. (“YA”)

On March 13, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA, which resulted in the following transactions being consummated on March 17, 2008:

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

In connection with the Purchase Agreement, the Company issued the YA Warrant to purchase up to 83,333,333 shares of Common Stock. The YA Warrant has an exercise price equal to $0.03, which may be adjusted under the terms of the YA Warrant, and has a term of five years from the date of issuance on March 17, 2008. In addition, the holder of the YA Warrant is restricted from exercises of the YA Warrant that will result in it beneficially owning more than 9.99% of the outstanding Common Stock following such exercise. If the Company fails to file a registration statement, or if filed, fails to maintain the registration statements effectiveness covering the underlying shares pursuant to the YA Warrant, the Company will be required to settle the intrinsic value of the YA Warrant in cash. As a result of this feature in the Purchase Agreement, the Company has recorded the value of the YA Warrant outside of permanent equity.

In connection with the transactions pursuant to the Purchase Agreement, an affiliate of YA received a monitoring fee of $800,000 in the aggregate for its monitoring and managing the YA investment in the Company. The fee was payable ratably on June 30, 2008 and September 30, 2008. In addition, such affiliate received $50,000 for its structuring of the transaction and its due diligence costs.

On March 17, 2008, the accrued but unpaid interest on the February 2006 Debentures, the August 2006 Debentures and the June 2007 Debentures amounted to $878,923. Pursuant to the Purchase Agreement, the

Company exchanged a non-interest bearing note (the “Conversion Note”) for the entire amount of the unpaid interest. The Conversion Note is due March 13, 2010.

The Company’s Senior Secured Notes Payable and Conversion Note Payable consist of the following:

	March 31, 2009	June 30, 2008
Senior Secured Notes Payable (the New Notes)	$6,310,000	$6,310,000
Senior Secured Notes Payable (the Exchange Notes)	6,750,000	6,750,000
Debenture interest conversion note	878,923	878,923
Less debt discount	(46,071)	(82,127)
	$13,892,852	$13,856,796

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

On May 15, 2009, the Company and YA agreed to extend the maturity dates on the Senior Secured Notes Payable, including interest due thereon, and the Debenture interest conversion note payable. For $11,438,923 of such Notes, the new maturity date will be April 1, 2011. For the remaining $2,500,000 of such Notes, the new maturity date will be April 1, 2010. Accordingly, the Notes have been classified as long-term debt in the accompanying Consolidated Balance Sheet.

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

On November 28, 2008, the Company entered into another Common Stock Purchase Agreement with YA, where the Company purchased from YA 1,526,937 shares of its Common Stock, par value $0.001 per share, for a purchase price of $71,345. The transaction was funded with a note issued to YA for the total purchase price and bears interest at 13% with principal and accrued interest due March 24, 2010 (“YA Note 2” and together with YA Note 1, the “YA Notes”). The Company has accounted for the purchase of the common shares as treasury stock on the balance sheet at cost.

The YA Notes are secured by the Common Stock purchased from YA (the “Purchased Common Stock”) in these transactions. The Purchased Common Stock will be held in escrow until all obligations pursuant to the YA Notes have been paid in full.

The Company recorded the Purchased Common Stock as treasury stock and excludes these shares from the total shares outstanding at March 31, 2009.

The Company’s Secured Notes Payable for the repurchase of Common Stock consists of the following:

Secured Notes Payable (YA Note 1)	$178,655
Secured Notes Payable (YA Note 2)	71,345
$250,000

On May 15, 2009, the Company and YA agreed to extend the maturity dates on the Notes, including interest due thereon, until April 1, 2011. Accordingly, these Notes have been classified as long-term debt in the accompanying Consolidated Balance Sheet.

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

There are no amounts included in the balance at March 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended March 31, 2009, the Company recognized no interest or penalties.

The tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) at March 31, 2009 and June 30, 2008 are as follows:

	March 31, 2009	June 30, 2008
Current:
Related party accruals	$610,227	$188,793
Allowance for doubtful accounts	120,001	132,101
Accrued and prepaid expenses	103,772	104,035
Other	25,939	48,281

Valuation allowance for net current deferred tax assets	(859,939)	(473,210)

Total net current deferred tax asset	$—	$—

Noncurrent:
Net operating loss and research credit carryforwards	5,176,613	4,382,868
Depreciation and amortization expenses	(552,096)	(688,800)
Amortization of intangible assets	(152,213)	(188,670)
Valuation allowance for net noncurrent deferred tax assets	(4,472,304)	(3,505,398)

Total net noncurrent deferred tax asset	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. During the nine month period ended March 31, 2009, the Company increased its valuation allowance by $1,166,906 primarily due to unusable net operating losses. Approximately $974,000 of the valuation allowance was allocated to reduce goodwill of Safety, related to its acquisition.

The Company's income tax expense differs from that obtained by using the federal statutory rate of 39% as a result of the following:

	March 31, 2009	June 30, 2008

Computed "expected" tax (benefit)	$(1,500,126)	$(14,482)

State income taxes	132,378	-
Keyman insurance	—	22,084
Qualified employee option expense	652,409	43,264
Amortization debt discount costs
and valuation of derivative liability	13,806	505,895
Meals and entertainment	12,908	5,990
Political contributions	1,340	6,126
Gain on debt conversion	—	(1,293,435)
Penalties	4,397	—
Potential future tax benefit of net operating loss not recognized in the current	815,266	724,558

Income tax expense	$132,378	$—

At March 31, 2009, the Company had an available net operating loss carryforward of approximately $15,651,000. These amounts are available to reduce the Company’s future taxable income and expire in the years 2011 through 2027. The majority of the expirations take place after 2014.

12. Long-Term Debt

The Company’s long-term debt is as follows:

	March 31, 2009	June 30, 2008

Safety Promissory Note payable due in monthly installments of $38,296 including interest at 5.22% until March 2012, when the unpaid balance is due, collateralized by equipment with an original cost of $1,993,212	$1,515,888	$1,794,853

Safety Promissory Note payable due in monthly installments of $20,870 including interest at 5.85% until May 2011, when the unpaid balance is due, collateralized by equipment with an original cost of $648,000.	612,549	769,568

Safety Revolving Note Payable	937,000	2,365,935

Nexus notes payable to bank, due in aggregate monthly installments of approximately $5,600 including interest ranging from 0.90% to 12% until June 2013, collateralized by vehicles with an original cost of approximately $249,000	85,212	115,234

Other notes payable	23,462	65,830

Total notes payable	3,174,111	5,111,420

Less current portion	(1,559,991)	(647,576)

Long term portion	$1,614,120	$4,463,844

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

(b) A monthly borrowing base determination based upon domestic accounts receivable (availability at March 31, 2009 was approximately $6,313,000).

(c) Interest rate determined at LIBOR plus margin determined on a quarterly basis with reference to funded debt to domestic EBITDA ratio. Margin range is 1.2% to 1.95% for an EBITDA ratio of over 2.25:1. Maximum ratio is 2.5:1.

(d) The ability to issue letters of credit in an aggregate principal amount not to exceed $4,000,000 subject to certain provisions.

Principal maturities of notes payable over the next four years are as follows:

2009	$1,559,991
2010	703,479
2011	903,112
2012	7,529
Total	$3,174,111

13. Series F Preferred Stock

On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Net proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The Series F Preferred Stock is convertible into shares of Common Stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to a beneficial conversion feature. As of March 31, 2009, none of the Series F Preferred Stock has been converted into shares of Common Stock.

14. Series G Preferred Stock

On February 6, 2006, the Company entered into an Investment Agreement with YA pursuant to which the Company exchanged with YA 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock") for 4,500,000 shares of the Company’s Common Stock owned by YA. Each share of Series G Preferred Stock may be converted, at YA’s discretion, into 4.5 shares of the Company’s Common Stock. Each share of Series G Preferred Stock has a liquidation preference of $0.10. The holders of Series G Preferred Stock are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to YA in connection with the transaction. As of March 31, 2009, 641,920 shares of the Series G Preferred Stock have been converted into 2,888,640 shares of the Common Stockand 358,080 shares of Series G Preferred Stock remain issued and outstanding.

The Company also entered into an Investor Registration Rights Agreement with the YA pursuant to which the Company agreed to file a registration statement covering the resale of shares of its Common Stock issuable upon the conversion of the Series G Preferred Stock.

15. Series H Preferred Stock

On March 17, 2008, the Company issued 10,000 shares of Series H Stock to YA pursuant the Purchase Agreement. Net proceeds from the issuance amounted to $10,000,000 less costs of $850,000, or $9,150,000. The Series H Stock provides for preferential dividends at an annual rate of 12%. The Series H Stock ranks pari passu with the Company’s Series I Stock and is senior to all other series of the Company’s preferred stock and common stock. Also, the Series H Stock has a preferential liquidation amount of $1,000 per share or $10,000,000, plus all accumulated and unpaid dividends. Each share of Series H Stock is convertible into 33,334 shares of Common Stock at a conversion price equal to $0.03 per share, subject to availability. As of March 31, 2009, none of the Series H Stock has been converted into shares of the Common Stock and accrued and unpaid dividends amounted to $1,246,027.

16. Series I Preferred Stock

On March 17, 2008, the Company issued 550,000 shares of Series I Stock to Safety pursuant to the Merger Agreement. The initial value of the Series I Stock issued as merger consideration was $3,300,000. Upon issuance, the Series I Stock was placed in escrow to offset any indemnification claims or purchase price adjustments pursuant to the Merger Agreement. As of March 27, 2008, Safety secured an extension on a pending contract and qualified to release $1,800,000 in stated value or 300,000 shares of Series I Stock from escrow on December 31, 2008. The remainder of the Series I Stock was released from escrow effective as of March 15, 2009. The Series I Stock provides for preferential dividends at an annual rate of 12%. The Series I Stock ranks pari passu with the Company’s Series H Stock and is senior to all other series of the Company’s preferred stock and common stock. Also, the Series I Stock has a preferential liquidation amount of $6.00 per share or $3,303,300, plus all accrued and unpaid dividends. Each share of Series I Stock is convertible into 200 shares of the Company’s Common Stock at a conversion price of $0.03 per share, subject to availability. As of March 31, 2009, none of the Series I Stock has been converted into shares of Common Stock and accrued and unpaid dividends amount to $225,173.

17. Stock Options

Stock Options Issued Under the 2005 Option Plan:

In 2005, the Company issued to directors and an officer of the Company options to purchase 7,960,000 shares of Common Stock in the future. In January and February 2006, the Company issued 100,000 and 600,000 options to an employee and a consultant respectively, to purchase shares of Common Stock of the Company in the future. Of these options 100,000 were forfeited in September 2006. In May and July 2006, the Company issued 100,000 and 750,000 options to two employees respectively, to purchase shares of Common Stock of the Company in the future. Of these options, 100,000 were forfeited in February 2008. In December 2006, the Company issued 250,000 options to an employee to purchase shares of Common Stock of the Company in the future. On May 10, 2007, the Company modified the terms of 519,210 of the options previously issued to an employee, upon the appointment of that employee to the position of Chief Financial Officer. Also, on May 10, 2007, a director resigned forfeiting 720,000 options and, on May 16, 2007, a new director was appointed and granted 720,000 options to purchase shares of Common Stock in the future, vesting at 90,000 per quarter for eight quarters.

Of the options granted in 2005, 2006 and 2007, options to purchase 605,570 shares of Common Stock vested during the nine month period ended March 31, 2009 and the Company recorded $86,281 as compensation expense related to the vesting of these options. During the nine month period ending March 31, 2008, options to purchase 983,903 shares of Common Stock vested and the Company recorded $140,664 as compensation expense related to the vesting of these options. As of March 31, 2009, there are 400,000 options available to be granted remaining in the 2005 Option Plan.

Stock Options Issued Under the 2008 Option Plan:

In July 2008, the board of directors of the Company approved the issuance to directors, officers and one employee of the Company options to purchase 73,850,000 shares of Common Stock in the future. Of the options granted in July 2008, options to purchase 39,221,379 shares of Common Stock vested in the nine month period ended March 31, 2009 and the Company recorded $1,418,990 as compensation expense related to the vesting of these options. As of March 31, 2009, there are 1,150,000 options available to be granted remaining in the 2008 Option Plan.

The compensation expense related to non-vested options not yet recognized under all option plans amounted to $1,146,558 as of March 31, 2009, which cost is expected to be recognized over the next 7 quarters.

In January 2009, an employee of the Company exercised 33,360 Common Stock options on a cashless basis as is permitted under the 2008 Option Plan. As a result of this exercise and the net issuance of 18,196 shares of Common Stock, the Company recorded $910 in compensation expense.

In February 2009, an officer of the Company exercised 2,000,000 Common Stock options on a cashless basis as is permitted under the 2008 Option Plan. As a result of this exercise and the net issuance of 1,130,435 shares of Common Stock, the Company recorded $56,521 in compensation expense.

     A summary of options outstanding under these arrangements as of March 31, 2009 and June 30, 2008 are presented below:

	March 31, 2009			June 30, 2008
	Weighted Average			Weighted Average
	Options	Exercise Price	Grant Date Fair Value	Options	Exercise Price	Grant Date Fair Value
Outstanding at beginning of period	9,560,000	$0.103	$0.107	9,660,000	$0.103	$0.107
Granted	73,850,000	0.050	0.036	-	-	-
Exercised	2,033,360	0.050	0.036	-	-	-
Forfeited	-	-	-	(100,000)	0.140	-
Outstanding at end of period	81,376,640	$0.056	$0.044	9,560,000	$0.103	$0.107
Options exercisable at period end	46,480,139	$0.060	$0.050	8,855,073	$0.101	$0.097

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

18. Common Stock Warrants

On March 17, 2008, the Company granted warrants to purchase up to 22,000,000 shares of its Common Stock as part of the purchase consideration in the acquisition of Safety (see Note 8). The warrants will be held in escrow together with the Series I Preferred Stock to offset any indemnification claims or purchase price adjustments. As the Series I Preferred Stock is released from escrow, a proportional number of warrants will also be released. The warrants have an exercise price of $0.03 with a term of five years from the date of issuance of March 17, 2008. As of March 27, 2008, Safety secured a pending contract extension and accordingly warrants to purchase 12,000,000 of Common Stock were released from escrow on December 31, 2008. As of March 31, 2009, all remaining Warrants associated with the Safety purchase consideration have been released from escrow.

On March 17, 2008, in connection with the Securities Purchase Agreement with YA, the Company issued to YA a warrant to purchase up to 83,333,333 shares of common stock (See Note 9). The YA Warrant vested when granted and has an exercise price equal to $0.03 with a term of five years from the date of issuance.

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

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. At March 31, 2009, we have no significant Level 2 measurements.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2009, we have no significant Level 3 measurements.

As of March 31, 2009, the Company’s assets held for sale had a carrying value of $270,137, which was measured by quoted prices in active markets for identical assets.

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

The following table reflects the Company’s segments for the nine month period ended March 31, 2009:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus)	Products Company (PMX)	Services Company (Safety)	Consolidated
Revenues	$-	$3,219,424	$1,556,648	$54,163,453	$58,939,525
Gross margin	-	1,043,584	63,945	7,829,256	8,936,785
Operating expenses	3,104,268	939,630	81,753	6,064,551	10,190,202
Depreciation expense	7,200	34,473	-	881,837	923,510
Other expenses	1,554,837	4,697	604	272,224	1,832,362
Income tax expense	-	-	-	132,378	132,378
Net income (loss) from continuing operations	(4,666,305)	64,784	(18,412)	478,266	(4,141,667)
Current assets	119,415	2,209,196	568,713	20,348,775	23,246,099
Total assets	568,371	2,424,779	568,713	32,362,525	35,924,388
Interest expense	1,285,732	14,850	604	206,819	1,508,005
Capital expenditures (net of disposals)	-	(34,993)	-	399,230	364,237

The following table reflects the Company’s segments for the nine month period ended March 31, 2008, excluding the discontinued operations of SHC:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus)	Products Company (PMX)	Services Company (Safety)	Consolidated
Revenues	$ -	$ 7,564,115	$ 57,298	$ 4,519,588	$ 12,141,001
Gross margin	-	1,743,795	2,150	971,196	2,717,141
Operating expenses	1,606,980	1,938,414	224,329	803,287	4,573,010
Depreciation expense	6,590	48,087	-	128,730	183,407
Other income (expenses) – net	873,191	(70,232)	-	(65,443)	737,516
Net loss from continuing operations	(740,379)	(312,938)	(222,179)	(26,264)	(1,301,760)
Interest expense	858,916	71,306	-	65,441	995,663
Capital expenditures (net of disposals)	-	33,619	-	2,101	35,720

21. Loss Per Share

The basic loss per share was computed by dividing the net loss attributable to common shareholders by the weighted average common shares outstanding during each period. Potential common equivalent shares of 645,894,693 and 209,229,013 at March 31, 2009 and 2008 are not included in the computation of per share amounts in the periods as the effect would be anti-dilutive.

Diluted loss per share is computed using outstanding shares plus the common stock options and warrants that can be converted into common stock. Diluted loss per share is not indicated for the three months ended March 31, 2009 and 2008 or the nine months ended March 31, 2009 and 2008 because these periods indicate losses and the computation would also be anti-dilutive.

The reconciliations of the basic and diluted Earnings Per Share for income from continuing operations are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008

Basic and Diluted Earnings Per Share:

(Loss) income (Numerator)	$(1,790,527)	$728,848	$(4,141,667)	$(1,301,760)
				__
Less: Preferred stock dividends, Series I warrants and Series I beneficial conversion feature	(1,084,106)	(7,216,332)	(1,805,287)	(7,216,332)
	(2,874,633)	(6,487,484)	(5,946,954)	(8,518,092)

Income from discontinued operations	—	--	--	3,593,951
Net loss attributable to common stockholders	$(2,874,633)	$(6,487,484)	$(5,946,954)	$(4,924,141)

Shares (Denominator)

Weighted-average number of common shares
Basic	45,694,728	48,792,464	47,366,143	45,059,587
Diluted	45,694,728	48,792,464	47,366,143	45,059,587

Earnings per Common Share:
Basic and diluted
(Loss) income from continuing operations	$(0.06)	$(0.13)	$(0.13)	$(0.11)

(Loss) income from discontinued operations	—	--	--	$0.08

Basic and diluted (loss) earnings per share	$(0.06)	$(0.13)	$(0.13)	$(0.03)

22. Cash Flows

Supplemental disclosure of cash flow information for the nine months ended March 31, 2009 and March 31, 2008 are as follows:

	March 31, 2009	March 31, 2008

Cash paid during the nine month period for interest:	$222,273	$223,715

23. Related Party Transactions

Safety leases approximately 21,000 square feet of office space from a company controlled by our President. Under terms of the lease agreement, monthly installments of $28,669 are due through May 2018. The Company recognized rent expense under this agreement of $258,021 during the nine months ended March 31, 2009.

At March 31, 2009, the Company had a note payable to our President which resulted from our acquisition of Safety. The note is in the amount of $1,593,699, which includes accrued interest from March 17, 2008. The interest rate on the note is 6% and is payable upon the earlier of (i) the receipt of a certain trade accounts receivable, or (ii) a demand notice.

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At March 31, 2009, the balance of the note, including interest was $407,515.

On October 23, 2007, the Company entered into an agreement with SAAC, a company controlled by our Chairman and Chief Executive Officer, to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. Certain employees of the Company will perform required services pursuant to the SAAC Agreement. The Company has billed $67,500 for the aforementioned services for the nine months ended March 31, 2009.

On March 17, 2008, the Company entered into a Purchase Agreement with YA wherein YA purchased $6,310,000 in secured notes and $6,190,000 in Series H Convertible Preferred Stock in addition to a Warrant exercisable for 83,333,333 shares of the Company’s Common Stock. The Company used the proceeds from this Purchase Agreement to fund the acquisition of Safety and restructure indebtedness.

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

24. Continuing Operations

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have historically incurred losses which have resulted in a total retained deficit of $65,162,916 at March 31, 2009. Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern.

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

Change In Fiscal Year

On May 13, 2008, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30. For the period ended June 30, 2008, the Company filed its Annual Report on Form 10-K as a transition report and included information for the six month transitional period from January 1, 2008 to June 30, 2008, reflecting the consolidated results of operations for Safety from March 1, 2008 to June 30, 2008 and the consolidated results of operations of HSCC (any reference herein to “HSCC” refers to the holding company entity), Nexus and PMX from January 1, 2008 to June 30, 2008. Included in this Current Report on Form 10-Q are the results of the Company for the three and nine month periods ended March 31, 2009.

Results of Operations

The Company concluded the acquisition of 100% of Safety in March 2008. Safety is a significantly larger company than the Company’s other consolidated subsidiaries and management believes that comparing the results of operations with the previous three and nine month periods ending March 31, 2008 would not be meaningful and may be misleading. Therefore, the Company has determined to show the specific contributions by each subsidiary for the individual categories outlined below for the three and nine month periods ended March 31, 2009.

Three Month Period Ended March 31, 2009

Contract revenue

For the three months ended March 31, 2009, the Company recorded contract revenue of $19,059,833. Included in this total is $16,481,205 in contract revenue recorded by Safety, $1,034,942 recorded by Nexus and $1,543,686 recorded by PMX. Contract revenue consisted of fees earned on environmental remediation services, security systems installation, integration, service contracts and product sales and training.

Contract cost

For the three months ended March 31, 2009, contract cost was $16,688,851. Included in this total is $14,454,970 in contract costs incurred by Safety, $751,557 incurred by Nexus and $1,482,324 incurred by PMX. Contract cost consists of materials, labor and other costs incurred by the Company associated with environmental remediation, security systems installation, and integration and service contracts and, in the case of PMX, products purchased for resale.

Operating expenses

Operating expenses for the three months ended March 31, 2009 were $3,556,686. Included in this total is $2,648,116 in expenses incurred by Safety, $245,744 in expenses incurred by Nexus, $138,501 in expense credits realized by PMX and $801,327 in expenses incurred by HSCC.

Other income and expense

The Company had net other expense of $615,445 for the three months ended March 31, 2009. Other expense included interest expense of $501,816 primarily related to HSCC’s secured notes with YA ($427,304), notes payable for Safety ($71,064) and Nexus ($3,448), amortization of debt offering costs of $137,971 ($106,250 from HSCC’s financial instruments and $31,721 from Safety) and amortization of debt discount of $12,019 all from HSCC, offset by interest and other income of $36,361 primarily from HSCC’s notes from, and services to, SAAC.

Net loss

As a result of the foregoing, the Company recorded a net loss from continuing operations of $1,790,527 for the three months ended March 31, 2009.

Nine Month Period Ended March 31, 2009

Contract revenue

For the nine months ended March 31, 2009, the Company recorded contract revenue of $58,939,525. Included in this total is $54,163,453 in contract revenue recorded by Safety, $3,219,424 recorded by Nexus and $1,556,648 recorded by PMX. Contract revenue consisted of fees earned on environmental remediation services, security systems installation, integration, service contracts and product sales and training.

Contract cost

For the nine months ended March 31, 2009, contract cost was $50,002,740. Included in this total is $46,334,197 in contract costs incurred by Safety, $2,175,840 incurred by Nexus, and $1,492,703 incurred by PMX. Contract cost consists of materials, labor and other costs incurred by the Company associated with environmental remediation, security systems installation, and integration and service contracts and, in the case of PMX, products purchased for resale.

Operating expenses

Operating expenses for the nine months ended March 31, 2009 were $11,113,712. Included in this total is $6,946,388 in expenses incurred by Safety, $974,103 in expenses incurred by Nexus, $81,753 in expenses incurred by PMX and $3,111,468 in expenses incurred by HSCC.

Other income and expense

The Company had net other expense of $1,832,362 for the nine months ended March 31, 2009. Other expense included interest expense of $1,508,005 primarily related to HSCC’s secured notes with Yorkville ($1,285,732), notes payable for Safety ($206,819) and Nexus ($14,850) and other expenses for Polimatrix ($604), amortization of debt offering costs of $384,156 ($318,751 from HSCC’s financial instruments and $65,405 from Safety), and amortization of debt discount of $36,056 all from HSCC, offset by interest and other income of $95,855 primarily from HSCC’s notes from, and services to, SAAC.

Net loss

As a result of the foregoing, the Company recorded a net loss from continuing operations of $4,141,667 for the nine months ended March 31, 2009.

Liquidity And Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $469,116 and $3,182,357 at March 31, 2009 and June 30, 2008, respectively. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash flow to fully fund operations and to have cash available to make additional acquisitions of businesses that provide homeland security products and services. While we believe that we have sufficient cash on hand to satisfy our current operating commitments through March 31, 2010, we will require significant additional funding in order to make additional acquisitions.

On March 13, 2008, the Company entered into a Purchase Agreement with YA wherein YA purchased $6,310,000 in secured notes and $6,190,000 in Series H Convertible Preferred Stock in addition to a Warrant exercisable for 83,333,333 shares of the Company’s Common Stock. The Company used the proceeds from this Purchase Agreement to fund the acquisition of Safety and restructure indebtedness (See Notes 8 and 9 to the Consolidated Financial Statements).

During the nine months ended March 31, 2009, we had a net decrease in cash of $2,713,241. Our sources and uses of funds were as follows:

Cash Flows From Operating Activities

We used net cash of $116,352 in our operating activities during the nine months ended March 31, 2009. Cash was used as a result of our operating loss of $4,141,667, offset by non-cash expenses (stock based compensation, depreciation and amortization and other miscellaneous items) amounting to $3,501,210 and by $524,105 of net cash provided by operating assets and liabilities.

Cash Flows From Investing Activities

We used net cash of $364,237 in our investing activities during the nine months ended March 31, 2009, related to purchases of fixed assets.

Cash Flows From Financing Activities

We used cash of $1,937,309 from financing activities during the nine months ended March 31, 2009, consisting of net repayments on our line of credit of $1,428,935 and net payments on our term debt of $508,374.

As of March 31, 2009, we had net working capital of $5,749,115.

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

Equity Market Risk

The Company holds stock in publicly traded companies. Company management subscribes to various publications and analyzes key industry statistics for the industries in which it holds public company stock. On a regular basis management speaks with representatives of the companies for which it has a stock investment. Based on this analysis and the results of the discussions with the representatives of the investee companies, management

34

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

Foreign Exchange Rate Risks

The Company operates, through a subsidiary, in the United Kingdom. In the course of normal operations, transfers of currency denominated in the US dollar and the British pound sterling regularly take place. The Company’s foreign currency exchange rate risk management strategy involves the use of foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less. At March 31, 2009, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

The Company’s net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using historic exchange rates at the date of investment in foreign subsidiary was $1,087,850 at March 31, 2009.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As discussed in our Transition Report on Form 10-K for the period ended June 30, 2008, the Company’s management concluded that our Company’s disclosure controls were not effective for the period then ended. Management has undertaken corrective action to rectify the disclosure deficiencies. However, as of March 31, 2009, such remedial actions are not yet sufficient to assure effectiveness in our disclosure controls over financial reporting.

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

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant ahs duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

/s/ Michael T. Brigante
Michael T. Brigante
On behalf of Registrant and as Chief Financial Officer
May 15, 2009