Form 10-K
period 2009-06-30
Homeland Security Capital CORP
filed 2009-09-28
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed fiscal year), was $2,505,383 based on the closing price of the registrant’s common stock on Over-the-Counter Electronic Bulletin Board of $0.125 per share.

     There were 49,699,595 shares of common stock outstanding as of September 25, 2009.

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

This filing contains forward-looking statements, including statements regarding, among other things, our (a) projected revenues and profitability, (b) growth strategies, (c) future financing plans and (d) anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” beginning on page 23 and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

Item 1. Our Business

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is an international provider of specialized technology-based radiological, nuclear, environmental, disaster relief electronic security solutions to government and commercial customers. The Company is engaged in the strategic acquisition, operation, development and consolidation of companies operating in the chemical, biological, radiological, nuclear and explosive (“CBRNE”) incident response and security marketplace within the fragmented homeland security industry. We are focused on creating long-term shareholder value by taking controlling interests in and developing our subsidiary companies through superior management, operations, marketing and finance. The Company is headed by former Congressman C. Thomas McMillen, who served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. We operate businesses that provide products and services solutions, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sectors.

At August 31, 2009, we had 502 employees (an average of 478 on a trailing twelve month basis) that delivered our products and services from 23 locations, including 1 international location. Our fiscal year 2009 revenues were approximately $79.5 million. At August 31, 2009, our backlog of funded unfilled orders of approximately $67.6 million was diversified in terms of customer concentration, end markets served and products and services provided. Approximately 81% of our backlog was comprised of “cost-reimbursable” contracts and approximately 19% of “fixed-price” contracts. Most of our fixed-price contracts contain some cost risk-sharing mechanisms such as escalation or price adjustments for items such as labor and product prices.

The table below reflects our office locations, company and use of the offices:

Location	Company	Use
Arlington, VA	Homeland Security Capital Corporation Polimatrix, Inc. Safety & Ecology Holdings Corporation Nexus Technologies Group, Inc.	Corporate Headquarters Subsidiary Headquarters Regional Office Regional Office
Knoxville, TN	Safety & Ecology Holdings Corporation	Subsidiary Headquarters
Hawthorne, NY	Nexus Technologies Group, Inc.	Subsidiary Headquarters
Niskayuna, NY	Safety & Ecology Holdings Corporation	Project Office
Tonawanda, NY	Safety & Ecology Holdings Corporation	Project Office
Maywood, NJ	Safety & Ecology Holdings Corporation	Project Office
Blackwood, NJ	Safety & Ecology Holdings Corporation Nexus Technologies Group, Inc.	Regional Office
Hillsborough, NJ	Safety & Ecology Holdings Corporation Nexus Technologies Group, Inc.	Regional Office
Richland, WA	Safety & Ecology Holdings Corporation	Regional Office
Oak Ridge, TN	Safety & Ecology Holdings Corporation	Project Office
Berkley, CA	Safety & Ecology Holdings Corporation	Project Office
Albany, OR	Safety & Ecology Holdings Corporation	Project Office
Newport, KY	Safety & Ecology Holdings Corporation	Project Office
Beaver Falls, PA	Safety & Ecology Holdings Corporation Nexus Technologies Group, Inc.	Regional Office Regional Office
McClellan AFB, CA	Safety & Ecology Holdings Corporation	Project Office
Port Allen, LA	Safety & Ecology Holdings Corporation	Regional Office
Sandusky, OH	Safety & Ecology Holdings Corporation	Project Office

Middletown, IA	Safety & Ecology Holdings Corporation	Project Office
Madison, AL	Safety & Ecology Holdings Corporation	Regional Office
Los Alamos, NM	Safety & Ecology Holdings Corporation	Project Office
Harrisburg, PA	Nexus Technologies Group, Inc.	Project Office
Bensalum, PA	Safety & Ecology Holdings Corporation Nexus Technologies Group, Inc.	Regional Office
Newcastle upon Tyne, England	Safety & Ecology Corporation Limited	International Headquarters

Our History

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

On December 30, 2005, at a special stockholders meeting, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change its name to “Homeland Security Capital Corporation” and voted to withdraw the Company’s election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisitions of and joint ventures with, companies that provide homeland security products and services.

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) and purchased $3,400,000 of Nexus’ convertible preferred stock. Simultaneously, Nexus acquired 100% of the common stock of Corporate Security Solutions, Inc., a security integration firm having operations in the Mid-Atlantic region with a focus on the New York City market. At June 30, 2009, the Company owned approximately 93% of the outstanding capital stock of Nexus, with the remaining ownership distributed among former management and directors.

On September 15, 2006, the Company formed Polimatrix, Inc. (“PMX”) and, on September 18, 2006, entered into a U.S.-based joint venture with Polimaster, Inc. (“PMR”), a company focused on the field of radiological detection and isotope identification. At June 30, 2009, the Company owned 51% of PMX and PMR owned 49%.

On March 13, 2009, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “SEC Purchase Agreement”) with Safety & Ecology Holdings Corporation (“Safety” or “SEC”) and certain persons named therein. Pursuant to the SEC Purchase Agreement, the Company purchased 10,550,000 shares of SEC’s Series A Convertible Preferred Stock for an aggregate purchase price of $10,550,000. The Company effectively acquired 100% of SEC, subject to future management equity incentive programs, and at June 30, 2009 owned 100% of the outstanding capital stock of SEC.

Our Business Overview

We are building a consolidated enterprise through the acquisition and integration of businesses in the homeland security industry, particularly businesses providing chemical, biological, radiological, nuclear and explosive (“CBRNE”) incident response and security integration. The Company has also focused on “consequence management” entities providing specialized technology-based radiological, nuclear, environmental and chemical and disaster relief solutions to government agencies and commercial customers. “Consequence Management” is defined as assisting government and commercial customers in overcoming the damage resulting from natural disasters and man-made events. Management believes that CBRNE incident response, consequence management and security integration are rapidly growing, underserved sectors within the homeland security industry. We seek to create long-term stockholder value by taking controlling interests in companies and helping them develop through superior management, operations and strategic acquisitions. Our strategy is designed to foster significant growth at our platform companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge. We generally target emerging and established companies in all sectors of the homeland security industry; however focus on companies that have specific applications in incident response consequence management and security integration. These target companies are generating revenues from promising technologies and/or products and services but face challenges in scaling their businesses to capitalize on homeland security opportunities.

Our goal is to become a leading consolidator of product and service companies, whose primary focus are CBRNE incident response, consequence management and security integration. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team, and our ability to address the needs of our subsidiary management teams allow us to achieve our goal of being the “consolidator of choice” of acquisition candidates in the homeland security industry.

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

•

achieving operating efficiencies and synergies by combining non-customer related administrative functions, implementing system and technology improvements and purchasing products and services in large volumes; and

•

achieving organic growth in our platform companies through cross-selling, targeted marketing and streamlined management and acquiring follow-on companies that provide complementary products or services to our platform companies.

We offer a range of management and operational services to each of our subsidiaries through a team of dedicated professionals. Our subsidiaries will compensate our holding company for such services. We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our platform companies, and our executives, directors and advisors provide mentoring, advice and guidance to develop the management of these companies.

In general, we expect to hold our ownership interest in our platform companies as long as we believe that such company meets our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a platform company or other subsidiary no longer meets our strategic criteria, we will consider divesting the company and redeploying the capital realized in other acquisition and development opportunities. We may achieve liquidity events through a number of means, including sale of an entire company or sale of our interest in a company, which may include, in the case of public companies owned by us, sales in the open market or in privately negotiated sales and public offerings of the company’s securities. We may, in certain cases, take our platform companies public through a registered spin-off, rights offering or stock dividend distribution by distributing our subsidiary’s stock held by us to our public stockholders and subsequently registering such shares with the United States Securities Exchange Commission (the “Commission”).

Our Industry

We believe the homeland security industry, including CBRNE incident response, consequence management and security integration, is among the fastest growing industries in the United States. We believe that the billions of dollars of governmental and private sector expenditures should result in increased demand for our products and services. We also believe that this anticipated growth should create attractive acquisition opportunities with significant potential for capital appreciation.

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

Additionally, in 2009, the federal government announced a $13.4 billion environmental stimulus spending program to be administered by the Department of Energy’s Environmental Management (DOE-EM) which received $6 billion and the Department of Defense (DoD) branches which received $7.4 billion for FY 2009. The stimulus spending program is designed to provide funding for a variety of “shovel ready” projects managed by the DOE and the DoD. The DOE and DoD have sought and continue to seek providers who have assets in place to immediately start these projects. We project the DOE and DoD will spend $3.4 billion dollars over the next three years on environmental, decommissioning, construction and security projects at existing DOE and DoD managed facilities, at which we already have ongoing work and contracting vehicles. We foresee that a significant portion of future DOE and DoD environmental expenditures will continue to be directed to cleaning up domestic military bases and to restoring former nuclear weapons facilities. Both agencies have long recognized the need to stabilize and safely remediate sites contaminated with hazardous and radioactive waste, often located near population centers.

Our core services include environmental remediation and restoration, regulatory compliance, facilities management, facility deactivation, decommissioning and demolition, emergency response, design and construction services and security integration to U.S. government agencies such as the DOE, the DoD, the Environmental Protection Agency (EPA), the Federal Emergency Management Agency (FEMA), the U.S. Army Corps of Engineers and the National Aeronautics and Space Administration (NASA).

Our Strategy

We offer the financial, managerial and operational resources to address the challenges facing our subsidiary companies. We believe that our experience in developing and operating companies enables us to identify and attract companies with the greatest potential for success and to create value for our stockholders.

Management and Operational Strategy

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

We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our companies. Our executives, directors and advisors provide mentoring, advice and guidance to develop the management of our companies. Our executives will generally serve on the boards of directors of our subsidiary companies and work with them to develop and implement strategic and operating plans. Achievement of these plans is measured and monitored through reporting of performance measurements and financial results.

We believe our business model provides us with competitive advantages. Our decentralized management approach allows managers of our acquired companies to benefit from the economies of a larger organization while simultaneously retaining local operational control, enabling them to provide flexible and responsive service to customers. Such an approach could, however, limit possible consolidation efficiencies and integration efforts. In addition, although our management team has experience in acquiring and consolidating businesses, we may have limited experience in the specific sectors of the homeland security industry that we select for consolidation. We, therefore, expect to rely in part upon management of acquired companies, our directors and advisors or other individuals who are experienced in the sectors which we pursue for consolidation.

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

Management Execution Teams. We utilize the collective experience of all our senior management disciplines, our directors and advisors to enhance the management efforts of each of our platform companies. We believe that collectively our solid group of senior management, directors and advisors with their extensive entrepreneurial experiences, enhances each subsidiary management group and enables best in class mentoring on marketing, operational, financial and management functions.

Acquisition Strategy

Identify and Pursue Strategic Consolidation Opportunities. We seek to capitalize upon consolidation opportunities within the CBRNE incident response, consequence management and security integration sectors of the homeland security industry by acquiring companies in these growing sectors that will benefit from economies of scale having some or all of the following characteristics:

•	generating revenues and preferably profits, with established customers;

•	long-term growth prospects for technology-based products and services offered;

•	experienced management team willing to continue managing the enterprise;

•	significant acquisition consideration that is performance-based; and

•	a highly fragmented sector of the homeland security industry characterized by significant potential smaller acquisition targets with few market leaders in the sector.

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

Acquire Complementary Businesses. We intend to acquire businesses that offer additional expertise and cross-selling opportunities for our current platform companies’ operations. We also believe that adding complementary businesses may offer geographic breadth and expand our target markets. Increasing our presence within geographic regions will allow us to service our clients more efficiently and cost effectively. As our customers’ industries continue to consolidate, we believe that national coverage and technology capabilities will become increasingly important.

Our Platform Companies

We currently conduct our ongoing operations through one wholly owned and one majority-owned subsidiary and one joint venture. The following chart provides certain information about those subsidiaries and the joint venture at June 30, 2009:

Name, Address And Headquarters	Place Of Formation	Ownership Percentage	Business

Safety & Ecology Holdings Corporation 2800 Solway Road Knoxville, TN 37931 www.sec-tn.com	Nevada, USA	100%	Safety & Ecology Holdings Corporation is an international provider of environmental, nuclear and radiological infrastructure remediation, disaster relief solutions and advanced construction services.

Nexus Technologies Group, Inc. 7 West Cross Street	Delaware, USA	93% (remaining 7% owned by former Nexus management	Nexus Technologies Group, Inc. designs, develops and installs integrated security systems for

Hawthorne, NY 10532 www.nexusna.com		and directors)	government and commercial clients.

Polimatrix, Inc. 1005 North Glebe Road Suite 550 Arlington, VA 22201 www.polimatrix.com	Virginia, USA	51% (remaining 49% owned by Polimaster Inc.)	Polimatrix, Inc. designs and manufactures proprietary network capable radiological detection and isotope identification devices and distributes other radiological detection equipment.

As a result of our ownership percentage and our control of the boards of directors of the above subsidiaries and joint venture, we consolidate the results of operations, excluding minority interests where applicable.

The Company discontinued its RFID, access control and security software businesses upon the closing of the sale of its majority owned subsidiary, Security Holding Corp. (“SHC”), on August 29, 2007 (see Note 6 to the Consolidated Financial Statements).

Platform Company Businesses, Products and Services

From July 1, 2008 through June 30, 2009, our revenues were generated from sales at each of our subsidiaries of: (1) $70.8 million consisting of environmental remediation, site clean up and restoration, demolition and construction services (SEC); (2) $6.4 million consisting of engineering, design and installation of electronic security systems and related services (Nexus), and (3) $2.3 million consisting of product sales and services of radiological detection devices (PMX). We believe that sales from these products and services will continue to increase during Fiscal Year 2010 (“FY 2010”), due mainly to the (i) stimulus spending by DOE and DoD for environmental remediation and clean up and restoration services provided by SEC; (ii) addition of new customers, increase of geographic footprint and the growth in our backlog of services provided by Nexus, and (iii) continued orders and sales of products and services by PMX. Additionally, in FY 2009, we fully integrated each of these platform companies into the corporate administrative systems, which we believe will enable them to better evaluate and estimate staffing needs, inventory levels, project costs, overhead and capital expenditures and products and services offered.

SAFETY & ECOLOGY HOLDINGS CORPORATION

SEC is a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the Untied States and the United Kingdom. SEC’s main core business areas and service offerings include: (1) remediation, decommissioning and demolition (“D&D”), environmental/remedial construction and construction project management, (2) environmental services, (3) environmental technologies; and (4) CBRNE incident response and prevention and consequence management as well as catastrophic natural disasters response.

Environmental projects require full-service capabilities and domain expertise in niche disciplines. SEC has established business areas that house its domain expertise and allow SEC to apply its core competencies in an economical and innovative manner. SEC’s domain knowledge is defined within four primary business areas: (i) Remediation and D&D, Remedial Construction and Construction Management; (ii) Environmental Services; (iii) Environmental Technologies; and (iv) CBRNE Response and Prevention.

•

Remediation and D&D, Remedial Construction and Construction Management. SEC is a fully licensed general contractor for building/facility construction offering services for government and commercial clients. SEC offers a full range of construction services that include: site preparation, excavation, and remedial system construction; underground and overhead utility installation; electrical and mechanical installation; security fencing and device installation and upgrades; building renovation; piping; roadways, parking lots, and drainage system construction/repair; and landfill remediation and capping. SEC also engages in facility deactivation, demolition and closure solutions, including: project investigation; radiological pre-engineering; demolition planning; removing above ground structures and structural components; storing, testing, certifying, processing and shipping nuclear waste; and abatement of hazardous materials.

•

Environmental Services. SEC provides environmental consulting and staff services that are distinguished and unique among its world-wide competitors. SEC focuses its service offering on the application and integration of health physics, industrial hygiene, hazardous material consultancy and safety and health. In addition, SEC couples its technology with its instrumentation offering, on-site radiological laboratory capabilities, mobile radiological materials license, and a team of over 250 certified health physicists (“CHP”), certified industrial hygienists (“CIH”), engineers and radiological technicians to provide complete radiological services and consultation.

•

Environmental Technologies. For the past 16 years, SEC has developed and improved its processes and methodologies to deliver comprehensive project execution services to clients under firm-fixed price contracts. One of the fastest growing and profitable capabilities within SEC’s core competencies is the portfolio of technologies offered to clients as a direct service, a sub-element of project services or as a component of a technical solution. The primary elements of SEC’s technology offering are instrumentation services and instrumentation technology, both of which are targeted to field investigations, characterizations of contaminants and clean-up and material management solutions.

•

CBRNE Response. SEC offers services, products and solutions for emergency response to chemical, biological, radiological, nuclear and explosive incidents as well as catastrophic natural disasters. Specific to CBRNE is SEC’s emergency response capabilities coupled with technical staff and deployment of instrumentation for field applications.

SEC continues to expand its geographic and client diversification strategy through continued investment in key management, infrastructure, training and technologies. SEC leverages its track record of success in high profile contract awards including:

•	Controlled explosives demolition of DOE’s LOFT Reactor in Idaho (2006)
•	Emergency response to FEMA in support of Hurricane’s Rita and Katrina (2005-Present)
•	Remediation of the 100-Area D Reactor landfill and containment areas (2006-Present)
•	Radiological surveys and clean-up activities in support of the Russian spy scandal in London (2007)
•	DOE NNSA International nuclear safety and Global Threat Reduction Initiative (2007-Present)
•	USACE Buffalo District MARC (2007-Present)
•	Remediation and revitalization of Christmas Island (Kiritimati) in the South Pacific (2004-2008)
•	NASA Plum Brook Reactor Decontamination and Decommissioning (D&D) (2008 - Present)
•	DOE-NETL Beryllium Remediation and Decontamination (2008 -Present)
•	Facility Upgrades and Specialty Construction Services for local manufacturing company (2007-Present)
•	Lawrence Berkely National Lab Complex Demolition of Bevetron Accelerator D&D (2008-Present)
•	DOE Separations Process Research Unit (SPRU) Deactivation and Demolition (2007-Present)
•	FAA Emergency Response for Southeastern U.S. (2007-Present)
•	United States Army Corps of Engineers New Orleans - Emergency Response/Debris Removal (2007 - Present)
•	St. Louis HTRW Contract (2008-Present)
•	Remedial Action, D&D Services at Los Alamos National Lab (Awarded August 2009)
•	Health Physics Services Task Order USACE Buffalo, Tonawanda Site (Awarded August 2009)
•	Remedial Action design at Iowa Army Ammunition Plant task order (Awarded August 2009)
•	Construction Management Support, MEAS Associates (Awarded August 2009)
•	Rail Car Support Services, Cavanaugh Services Group (Awarded June 2009)
•	RAD Survey range landfill, USACE Baltimore HTRW (Awarded June 2009)
•	Thermo Fisher Santa Fe ERM (Awarded April 2009)
•	Health Physics Survey DOE Paducah, KY

SEC has an established history of successful past performance and brand recognition in both the federal and commercial markets for nuclear “cold war” facility remediation and project completion. SEC considers itself a consequence management provider with a focus on remediation opportunities among legacy sites as well as recurring opportunities for disaster or other accident sites. By leveraging its unique experience and a comprehensive suite of core competencies, SEC has earned the reputation as a leading company for executing complex high profile projects in these established and emerging markets. In the past five years, SEC has expanded its offering domestically and globally addressing the pressing issues of government owned facilities clean-up and rebuild programs, non-proliferation, emergency response, anti-terrorism and advanced construction management.

SEC addresses the needs of both government and commercial customers as a single source provider for technology-based nuclear services including engineering, D&D, specialty construction, logistics, transportation, processing and disposal. SEC has over 470 employees in its domestic and international offices and has been ranked as high as 12th (2003) among Engineering News-Record’s top federal nuclear remediation companies. SEC’s project management expertise and supporting infrastructure systems have positioned SEC as a trusted service provider to domestic and international customers. SEC has established a stronghold in these markets utilizing strategic office locations throughout the U.S. and in the U.K., while also displaying versatility by executing critical need programs in remote environments including: hurricane relief in Louisiana; facility construction and clean-up activities at Christmas Island (Kiritimati); and global emergency and anti-terrorism response.

Domestically, SEC provides government and commercial organizations the ability to safely execute radiological and hazardous material projects as energy infrastructure continues to erode and environmental awareness emerges as a national priority. SEC’s specialized work environment requires high-level expertise combined with consistent delivery of on-time, on-budget results and an outstanding safety record. Within the U.S. federal government, the DoD, DOE and the Department of Homeland Security (“DHS”) continue to drive demand for radiological and hazardous material services. SEC has excellent relations and project successes with all three of these important customers. As a prime or subcontractor, SEC continues to build strong brand recognition and a reputation for consistent delivery of high-quality, cost-effective, safe and timely results. Management believes an increased focus on environmental issues and strong demand for legacy facility remediation will create a strong potential for growth by SEC, as evidenced by the recent U.S. Congressional approval for full funding of the $6 billion budget request for DOE’s continued defense environmental clean up efforts.

SEC continues to execute its strategy of becoming the premier provider for complex radioactive material remediation and D&D projects. SEC maintains significant competitive advantage when competing on specialized DOE project opportunities due to (1) the knowledge level and experience required in dealing with the complicated DOE regulatory environment, and (2) SEC’s strong relationships forged with DOE site and project managers. SEC’s international relationships with the U.K. NDA and with Defense Estates (“DE”), an agency of the U.K. Ministry of Defense (“MOD”), continue to offer growth opportunities. SEC leverages these Governmental Decommissioning Service relationships and continues to aggressively pursue domestic and international opportunities within its niche and has established relationships and obtained significant positions in major global initiatives, including:

•	DOE’s Environmental Management Accelerated Closure Program
•	DOE’s NNSA Non-proliferation Programs
•	DoD’s Base Realignment and Closure (“BRAC”) Programs
•	United States Army Corps of Engineers (“USACE”) Formerly Utilized Sites Remedial Action Program (“FUSRAP”) - WWII Manhattan Engineering Project Site Closures
•	Environmental Protection Agency (“EPA”) and State Superfund Programs
•	U.S. Commercial Nuclear Decommissioning programs
•	U.K. Nuclear Decommissioning Authority
•	UK Government Decontamination Services
•	U.K. MOD Asset Reduction Program - Contaminated Site Closures

SEC Core Business Areas

SEC organizes its service offering into four core business areas that best leverage SEC’s expertise and addresses the needs of clients. These core business areas are: (i) Remedial Construction and Decommissioning and

Demolition; (ii) Environmental Services (Safety and Health: Radiological, Health Physics, Environmental, Safety and Health Services, and Environmental Engineering and Consultancy); (iii) CBRNE Response (Disaster Relief to Anti-terrorism) and Prevention; and (iv) Environmental and Instrumentation Technology. SEC draws on the expertise within each core business area to provide leadership in developing innovative solutions and support proposal development initiatives. This expertise allows SEC to provide a full-service approach to providing solutions to complex problems for government and private customers.

Construction, Remediation and Demolition

Facility D&D, Demolition and Site Closure. In the past 13 years, SEC has completed demolition of over 175 facilities containing hazardous and radioactive materials and has consequently established the process, team of professional staff and safety culture assuring successful project completion. On any project site, SEC utilizes all appropriate capabilities enabling full project completion of facility deactivation, demolition and closure solutions, including: project investigation; radiological pre-engineering; demolition planning; removing above ground structures and structural components; storing, testing, certifying, processing and shipping nuclear waste; and abatement of hazardous materials. SEC maintains expertise in performing all work in accordance with EPA and other numerable state and federal regulations and guidance.

Federal Facility Specialty Construction. SEC’s competency in specialty construction couples SEC’s fundamental project management skills and technical expertise. SEC applies this competency to meet the stringent building specifications associated with opportunities subject to government quality control requirements and standards, requiring cleared work forces or advanced construction techniques. SEC focuses exclusively on opportunities that leverage the core competencies mentioned above and avoids commercial or residential projects that require limited advanced technical considerations.

Environmental Services

Environmental Safety and Health. SEC employs advanced technology to support radiological and hazardous facilities requiring characterization, innovative rapid survey technologies, Multi-Agency Radiation Survey and Site Investigation Manual (“MARSSIM”), instrumentation services, laboratory services and Final Status Survey (“FSS”). SEC maintains a reputation for providing practical, technical and cost saving approaches to DoD, DOE and many nuclear power utilities. SEC’s infrastructure exists for the primary purpose of providing radiological engineering services in a safe manner with significant cost reductions.

Environmental Engineering/Consulting. SEC’s ability to integrate proven and practical technical, operational, safety, health and environmental practices enables SEC to provide environmental management, planning, engineering and remedial construction services. SEC provides expertise and consultancy for the management of reuse water, reliable water and wastewater programs, including sludge digestion, industrial and municipal wastewater and landfill leachate consultancy and management. SEC maintains expertise in engineering studies, design, construction management and systems integration/optimization to provide state-of-the-art technologies and experienced personnel to clients.

Waste Management. SEC is a leading provider of complex hazardous, radioactive and nuclear waste management to the government and commercial sectors. SEC applies its strengths in health physics to define waste characterization technologies and advanced engineering techniques to minimize sampling requirements while reducing waste quantities. SEC employs eight waste management specialists with expertise and experience in the transport and disposal of chemical, biological, radiological and mixed waste materials.

These key components of the SEC’s environmental services knowledge are:

•

Radiological, Health Physics and Industrial Hygiene (“HP/IH”). These technical disciplines are critical to the health and safety of industrial and environmental operations. SEC’s team of HP/IH professionals and technicians maintain certification and training to provide services throughout the U.S. federal government facilities, foreign owned facilities, private sector operations as well as nuclear utilities.

•

Resource Management. Successful management of technicians in support of radiation control projects requires a system of staff utilization that reduces overhead or idle time and provides management with a concise and accurate methodology for defining available expertise quickly. SEC maintains a human resources department with recruiting experience in finding requisite resources to mobilize to the field on short notice.

•

Senior Safety and Health Leadership. SEC’s team of safety professionals is integrated into the proposal development and risk management process to ensure all safety risks are mitigated through technical approaches. Every SEC project is assigned a full-time environmental safety and health manager to monitor and implement the SEC safety culture.

SEC’s ERP Systems. Management of complex projects requires a supporting infrastructure that provides timely access to the variety of financial and operational data utilized to monitor costs and track progress against the project schedule. SEC’s ERP system provides the basis for tracking every element of project performance from anywhere in the world. SEC’s team of IT professionals maintain current and thorough understanding of advanced networking, communications, and software to ensure global data transfer is provided to project managers.

Environmental Technologies

SEC frequently develops new application technologies while solving problems for clients. SEC partners with instrumentation manufacturers Canberra, AREVA Group and Ludlum Instruments to modify commercial-off-the-shelf (“COTS”) equipment and to provide an integrated solution for specific project applications. SEC maintains one of the largest radiological instrumentation and survey technology facilities in the U.S. SEC has designed and built over 13 innovative survey and surface removal devices. SEC couples its proprietary HUBLER and IRISS tools with state-of-the-art imaging equipment to precisely locate contaminated items in a fast and cost-effective manner. SEC’s mission is to seek out new technologies in the areas of environmental management, remediation, characterization, ground water management, radiological detection and occupational monitoring technologies. SEC’s forward thinking in developing an instrumentation line offers a vertical “turnkey” service to its clients and allows SEC to apply industry specific modifications to equipment that dramatically revolutionizes and improves the radiological survey, data collection, and Global Positioning System (“GPS”) mapping industry. Applications combining this technology integration include:

•

SEC’s extensive radiological and decontamination experience and radiological instrumentation research and development position SEC to assist in the detection and removal of airborne particulate materials dispersed over large areas and building surfaces through “dirty bombs” or other methods. SEC utilizes the application of this technology on task orders for U.K. CBRNE and DOE-NNSA contracts.

•

SEC has significant investments in environmental instrumentation that services the industry and environmental air, water and waste services markets throughout the U.S. This equipment is primarily “for lease” instrumentation and service offering to clients across all sectors of the industry and represents a significant growth opportunity for SEC.

CBRNE Response and Prevention

Emergency Response (from Hurricane Relief to Anti-Terrorism). SEC’s extensive nationwide network of multi-disciplinary engineers, scientists and technicians can provide emergency response services for virtually any natural or manmade disaster. SEC provides international emergency response services to foreign governments as well as domestic support to numerous U.S. federal clients including DOE, DoD, USACE and FEMA and U.K. government agencies. This service offering focuses on two key types of response actions: (i) catastrophic natural events and (ii) CBRNE events. SEC’s incident response resources include a pre-trained mobile response staff, innovative survey and surface removal technologies, mobile and robotic mounted monitoring and analytical systems deployed throughout SEC’s network of domestic and international offices. SEC’s experience encompasses some of the most important and high-profile emergencies in recent years:

•	SEC supported Hurricane Katrina recovery efforts along the Gulf Coast providing hazardous material removal for EPA and logistic solutions for FEMA’s temporary housing programs through a $100 million contract to provide Trailer Maintenance and Deactivation support services to approximately 6,000 homes.

•

SEC has responded to 38 emergency calls since 1999 through task orders under its $250 million environmental and radiological support services contract at DOE sites located in Oak Ridge, TN, Paducah, KY, and Portsmouth, OH.

•

In 2008, SEC was awarded a five year U.K.-wide CBRNE response contract. Responsibilities under this contract include radiological hazard identification, decontamination management and execution, environmental air dispersion modeling and waste and material sampling.

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

Locations

SEC’s U.S. headquarters are in Knoxville, Tennessee, and its international headquarters are located in Newcastle upon Tyne, England. SEC believes that having a strong presence at customer facilities and being close to decision-makers allows it to further position itself in its customers and teaming partner’s operations. Geographic proximity also provides for greater insight into opportunities to increase the scope of SEC’s contracts and allows managers to identify, propose and respond to customer needs. Recent investment to these strategic “hot area” offices represent opportunities for growth and access to secured federal funding. Critical marketing and networking presence in these regions are important to capture large opportunities and respond daily to clients needs.

NEXUS TECHNOLOGIES GROUP, INC.

Nexus is a mid-Atlantic security integrator for the corporate and governmental security markets that specializes in the engineering and installation of custom designed electronic integrated security solutions including access control, alarm, CCTV, video, communication, perimeter protection and bomb and metal detection security systems. Utilizing cutting-edge technologies, Nexus provides innovative, highly engineered and scalable solutions to effectively protect people, property and assets. The market for integrated security applications is one that continues to grow rapidly as the business and public sectors continue to recognize the importance and benefits of protecting their personnel, facilities and assets. Nexus has positioned itself to capitalize on this trend and lead the industry in system design and innovation. By leveraging a unique combination of the latest technology and its management’s many years of industry experience, including technical engineering applications; Nexus provides the means for its regional, national and international customers to meet their critical security needs. Based on a solid reputation for excellence, Nexus is typically contracted for the more technically challenging security integration projects that other firms are not capable of completing.

Nexus has developed a solid reputation in the integrated electronic security market through its ability to engineer open ended system platforms which combine previously separated security systems into one comprehensive security solution. This enables clients to utilize open ended technology, effectively integrating older existing security technologies and newly developed state of the art technologies in the overall security solution. This approach is often a more cost effective alternative for Nexus’ customers; utilizing existing equipment and software and integrating new security, fire and HVAC equipment and software into the same network.

As a systems integrator, Nexus engineers, designs, customizes, installs, integrates and maintains closed CCTV, access control, video and communication systems for its customers. Together or on a stand-alone basis, the goal of these integrated systems is to detect and/or reduce crime, prevent unauthorized entry and record evidence of infractions or accidents, while communicating any infractions or accidents to the proper authorities. These integrated systems have proven to be an effective tool in improving building and facility security management and providing a deterrent to and preventative measure for unauthorized activities.

Nexus has utilized its engineering and design capabilities and excellent reputation to expand its business in the multi-billion dollar electronic security market by contracting for more technically challenging projects initiated by large federal and state government, nuclear utilities, colleges and corporate clients. Nexus has undertaken projects in a variety of markets, including: financial services, corporate and commercial, healthcare, government, nuclear utility services, public transportation, airports, industrial complexes, museums, prisons, higher education and data centers, as well as a national accounts program, geared for Fortune 500 companies.

Nexus builds partnerships and relationships with customers by working closely with them to completely understand their specific security needs. Security system solutions are a business process that impacts all departments in the complex organizations we serve. Nexus understands that to achieve the proper security system design, an in-depth understanding of the client’s business and their management information systems is vital. By taking the time to achieve a clear understanding of the client’s needs and objectives, Nexus is able to maximize return on investment, enhance customer system performance and ensure customer satisfaction. Key tenets of the Nexus delivery program include:

•	Providing excellent customer care and superior service to our customers;
•	Delivering consistency and uniformity for each project;
•	Offering fully engineered, enterprise wide security solutions;
•	Engineering technology-driven and scalable solutions;
•	Possessing expert in-house technical knowledge of all the technologies utilized; and
•	Providing technically astute and proficient project management for all projects.

The objective of Nexus is to become a leading regional security systems integrator for government, utility, educational institutions and corporate customers. The key elements of Nexus’ strategy involve:

•	Continued application of new proven open end technological solutions for customer security needs;
•	Aggressive marketing to larger customers and for projects in our regional footprint;
•	Growth by strategic acquisitions of, and joint ventures with, selected security systems integrators in complimentary geographic areas of our region;
•	Expansion of our work force in technical, marketing and managerial fields as well as our supplier and dealer networks to capitalize on emerging business opportunities;
•	Establishment of additional offices in strategic business locations; and
•	Maintaining and enhancing existing customer relationships based on providing excellent service, timely maintenance and guaranteed satisfaction.

To maintain Nexus’ competitive edge, it is our policy to consistently seek and utilize nationally recognized third parties’ advanced technologies applicable to our customers’ and the marketplace’s evolving needs. As a non-proprietary provider of custom engineered integrated electronic security solutions including access control, alarm/intrusion, CCTV, communication, perimeter protection and bomb and metal detection security systems, Nexus is aligned with most of the major industry Original Equipment Manufacturers (OEMs). These strategic alliances provide our clients with flexibility and cost efficiency. This is a key aspect of the Nexus business model. While the technology that Nexus incorporates into its integrated electronic security systems is highly sophisticated and proprietary, Nexus has followed a policy of using commercial off-the-shelf technology (COTS) for the individual components that make up a integrated system. This minimizes development costs on the front-end and provides the purchasers our security systems with scalability and lower maintenance costs on the back-end.

The systems developed by Nexus pull together all core facility security systems and seamlessly integrate information from these different enterprise subsystems. Ultimately, Nexus’ engineered solutions enable its customers to have the timely information they need to make critical decisions quickly and correctly. Currently Nexus has focused on five major sectors in which it intends to expand, both vertically and horizontally. These sectors are:

•	Financial Institutions including banks, brokerage facilities, trading facilities and foreign currency exchange centers;

•

Infrastructure Security including nuclear power generating facilities, water processing facilities, electricity generating facilities, power transfer stations and transportation centers which include highway, bridge, tunnel, airport, rail and port security;

•	Government Facilities including federal, state and local government buildings and offices, domestic and foreign embassies, military installations and police and fire department operations centers;

•	Education Facilities including grammar, high school and college buildings, dorms and campuses, satellite learning centers and daycare centers; and

•	Corporate Markets including office buildings and grounds, parking lots, garages, retail locations, warehouses and apartment and condominium complexes.

Information technology and computer networking are always critically important to a well designed and engineered security infrastructure. Nexus products and services are grounded in IT standards. By utilizing the latest software industry practices and standards in the selection of its strategic partners, Nexus’ efforts bring the power of leading-edge technology and flexibility of open systems architecture to a previously proprietary security market.

Nexus also maintains the security systems it designs and installs. It is our practice to offer our customers a cost effective short or long term agreement for the maintenance, upgrade, addition or replacement of each system we install. Our customers often take advantage of this cost effective means to keep their security systems operating consistently and to keep their security needs up to current technological standards.

Nexus maintains the highest standards by continually reviewing and improving all of its work processes, procedures and policies to ensure our internal and external customer requirements are completely satisfied. The success of Nexus is measured by the satisfaction of its customers and subsequently, by the growth of its customer base and repetitive customer projects.

POLIMATRIX, INC.

PMX is a total solutions provider delivering advanced, networked and cost effective radiation and nuclear protection and detection services through several highly engineered portable and stationary devices. The company has been operating since September 2006 as a joint venture between the Company and PMR. PMR has been in the radiological detection business for fifteen years with its technology widely in use by the U.S. Department of State, U.S. Secret Service, Coast Guard and the New York City Police Department.

Central to PMX’s business plan is the development of radiological detection products and services that are cost effective and can enable the end user to quickly and effectively put the product or service into use. An example of this process is the current contract with the Illinois Law Enforcement Alarm System (“ILEAS”). In November 2007, ILEAS placed a purchase order with PMX for the purchase of up to 20,000 of our portable radiation detectors. Starting in January 2009, we have shipped every unit manufactured to ILEAS. Our ability to quickly deliver this product, train the end users and help ILEAS with a state wide implementation program has brought PMX many inquirers concerning similar federal, state and local programs. Internationally, PMX has given several demonstrations of its products to government agency personnel, whose governments recognize the need to have effective radiological detection programs in place.

PMX has developed a wide ranging domestic and international marketing initiative that has leveraged the successful implementation of its portable detection devices in Washington, DC, Virginia and Illinois. These states have used the PMX detection devices for a wide range of detection, prevention and first responder activities. As a result a broad number of states and localities have adopted measures to ensure public safety in the event of a man made, commercial or unlawful radiological incidents that could compromises public safety. PMX is at the forefront of this safety and awareness trend and has helped several states, localities and public safety organizations in the development of their efforts to determine how to prevent and detect such incidents through the use of products such as ours.

We currently operate PMX with the assistance of our SEC subsidiary’s personnel. SEC’s technical proficiency in radiological detection processes has been a significant benefit to PMX, especially in developing programs for training, implementation and use of our devices. SEC’s laboratory personnel, health physicists and technical engineers have brought a value added proposition to PMX’s customers. We believe this combination of product and personnel will serve our current and future customers well.

Terrorism

Studies have shown that a major threat to security around the world is the potential introduction of nuclear and radiological contamination by terrorists through the use of a “dirty bomb,” a radiological dispersion device (“RDD”) that is not a nuclear bomb and does not result in a nuclear explosion. Rather, an RDD is a device that contains radioactive materials and some method by which those materials can be spread over a wide area. These devices can be built in a variety of sizes, and the radiation released can cause physical and environmental contamination, economic damage and physical harm. According to a study by the Center for Technology and National Security Policy at the National Defense University, “the threat of a radiological attack on the United States is real, and terrorists have a broad palette of radiological isotopes to choose from. It could cause tens to hundreds of fatalities under the right circumstances, and is essentially certain to cause great panic and enormous economic losses.” According to the International Atomic Energy Agency (“IAEA”) database, which tracks illicit trafficking of nuclear and other radioactive materials, there were 1,340 confirmed incidents of illicit trafficking and other unauthorized activities involving nuclear and radioactive materials from 1993 to 2007, the latest year for which information is available.

The current deployment of nuclear and radiological detection devices around the world has been compared to a “Maginot Line of defense.” Most of the current detection devices are fixed as to location and are deployed at perimeter borders and ports. The current non-perimeter devices are located at obvious, easily avoided, areas such as New York’s Times Square, bridges and tunnels. The vast majorities of these devices are “dumb” devices and are not networked and many of them are without isotope identification capability, often causing “false positives”. Many of these devices are easily defeated if the nuclear or radiological materials are lightly shielded.

PMX believes that that a large scale deployment of cost effective, portable and networked detectors, such as the ILEAS initiative, is an easily implemented technologically driven solution for the detection of nuclear or other radioactive materials that could be used in making a dirty bomb. The deployment of these devices in police cars, fire trucks, subway trains, buses or taxis could result in a randomly layered, wide spread net of detection capability with information communicated to central command posts for further tracking or apprehension of a suspect.

Additionally, with nuclear energy being considered as a major part of the U.S. energy program for the future, many federal, state and local government agencies have expressed concern over the transport and disposal of nuclear materials in or through their jurisdictions. Also a concern is the potential environmental impact of the accidental venting or disposal of radioactive material at or by a nuclear utility facility. PMX’s product line of portable detection devices are designed to detect these potential threats and can be positioned along transportation routes or carried by nuclear power generating facility security personnel. Such deployments as described above could provided early notice should an accidental incident take place.

PMX, through an exclusive agreement, purchases from PMR and resells portable and fixed devices for networked radiological detection and isotope identification. This line of devices has been tested by several commercial customers and government agencies at both the federal and state levels. Additionally, the products have been rigorously field-tested by nationally recognized laboratories such as Argon National Laboratory. These tests have shown the products to be superior to competitor’s products and in part led to the November 2007 award by ILEAS. This award is believed to be the largest such award in the United States.

This exclusive line of devices, collectively called RadFlash, are very cost effective, networkable and capable of rapid isotope identification, while eliminating many of the false positives inherent in most of our competition’s products. These advantages allow rapid low cost deployment of a distributed detection network that is randomized and layered. A major deployment of these devices will cost less than the competitors’ devices; devices that inherently have significantly less capabilities. A RadFlash network also provides real-time situational awareness and empowers command, control and communications.

The PMX strategy includes:

•	Widespread deployment of a small, intelligent, networked isotope identification devices that are comparably inexpensive;
•	Deploying devices with federal, state and local law enforcement agencies, firefighters and first respondents and throughout public transportation networks;
•	Saturate potential at risk areas with networked devices, effectively creating a randomized, layered and distributed network for nuclear and radiological detection; and
•	Keeping devices small, scaleable, simple to use and cost effective, and understanding and enabling real time networked communications for command and control tracking.

Subsidiary Dispositions

In August 2006, we acquired a majority interest in Security Holding Corporation (SHC), through the purchase of $3,000,000 of SHC’s convertible preferred stock. Simultaneous with our acquisition of SHC, SHC acquired 100% of the outstanding stock of Security Holdings Enterprises, Inc. (“SHEI”), a Wisconsin corporation, through a merger with SHC. SHEI owned 100% of the outstanding equity of each of Auto Access Identification, Inc., SecurityInc, LLC and Cyberlynk.

On August 29, 2007, the Company discontinued the operations of its majority owned SHC subsidiary. The Company sold its ownership to Vuance Ltd. (“Vuance”) in exchange for 692,660 common shares of Vuance, valued at $3,581,052 or $5.17 per share on the date of the sale (see Note 6 to the Consolidated Financial Statements). The Company continues to hold all of these Vuance shares.

Investments

On August 29, 2007, the Company completed the sale of its majority interest in SHC to Vuance. As consideration for its interest in SHC, the Company received 692,660 restricted common shares in Vuance (NASDAQ: VUNC) valued at $5.17 per share or a total sales price of $3,581,052 (see Note 6 to the Consolidated Financials Statements). The Company classifies these Vuance shares as “available-for-sale” for financial reporting purposes and accordingly adjusts the carrying value of the shares at the closing market price on the valuation date by recording an increase or decrease in the value of this investment and a corresponding increase or decrease in shareholders’ equity. At June 30, 2009, management of the Company concluded that the value of its available for sale shares in Vuance were other than temporarily impaired and accordingly adjusted accumulated comprehensive loss, a component of equity, to reflect 100% of this loss of $3,317,837 as an Other Expense in the Consolidated Statements of Operations.

On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), a company controlled by C. Thomas McMillen, our Chairman and CEO. The loan was for working capital purposes and is evidenced by a note bearing five percent (5%) interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by Mr. McMillen. SAAH is the initial principal stockholder in Secure America Acquisition Corporation (“SAAC”), a blank check company, whose primary purpose is to seek an acquisition or business combination in the homeland security industry, excluding companies whose primary focus is secure data facilities or whose enterprise value is less than $60,000,000. As an inducement for granting the loan, the Company received a membership interest in SAAH, which entitles it to receive 250,000 shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has until October 29, 2009 to consummate.

On October 22, 2007, the Company purchased seventy five thousand (75,000) membership interests in SAAH by making an investment in SAAH in the amount of one hundred fifty thousand dollars ($150,000). The membership interests entitle the Company to receive seventy five thousand (75,000) shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has until October 29, 2009 to consummate.

SAAC (AMEX: HLD) completed an Initial Public Offering (“IPO”) on October 29, 2007. Notwithstanding the completion of the SAAC IPO, the Company does not value, at market prices, the 325,000 shares of common stock of SAAC it is entitled to receive as a result of its membership interests in SAAH. Management believes that some uncertainty as to the successful completion of an acquisition or business combination exists and therefore chooses to carry its loan to SAAH at the principal amount plus accrued interest less repayments and its investment in SAAH at the original investment amount. At June 30, 2009, these amounts were $412,127 and $150,000, respectively.

Between November 19, 2007 and December 21, 2007, the Company loaned $90,400 to Green Energy Acquisition Holdings LLC (“GEAH”). The loans were for working capital purposes and are evidenced by a note that does not bear interest and is due the earlier of December 7, 2008 or the successful completion of an Initial Public Offering by Green Energy Acquisition Corporation (“GEAC”), in which GEAH is the initial principal shareholder. At June 30, 2009, management of the Company concluded that the value of its note in GEAH was impaired and accordingly has deemed the note worthless and recorded $90,400 as an Other Expense in the Consolidated Statements of Operations to write off the note.

The Company measures impairment of its investments and notes on a monthly basis and adjusts the carrying amounts accordingly.

Significant Customers

For the year ending June 30, 2009, our SEC subsidiary generated approximately 75% of total revenues from prime contracts or subcontracts with the U.S. Government. SEC generated 10% or more of consolidated revenue over the last year from each of the U.S. Department of Energy, Bechtel Jacobs Company and Alcoa Inc. For the year ended June 30, 2009, our Nexus subsidiary generated approximately 78% of total revenues from two customers. For the year ended June 30, 2009, our PMX joint venture generated approximately 98% of total revenues from a contract with ILEAS.

For the year ending June 30, 2008, our SEC subsidiary generated approximately 78% of total revenues from contracts or subcontracts with the U.S. Government. SEC generated 10% or more of consolidated revenue during this period from each of the U.S. Department of Energy, Bechtel Jacobs Company and Alcoa Inc. For the year ended June 30, 2008, our Nexus subsidiary generated approximately 90% of its total revenues from three customers.

Significant Suppliers

For the fiscal years ended June 30, 2009 and June 30, 2008, PMX was required to purchase all of its products from PMR, our joint venture partner. If our relationship with PMR were to terminate or if PMX were unable to purchase products from them, for any reason, our PMX business could be materially adversely affected.

Our SEC and Nexus subsidiaries are able to obtain the products or services they require from various suppliers and do not have a specific concentration of supply from any one supplier.

Research and Development

Consistent with our product development strategy and business plan, we are seeking to identify and evaluate new products and services in all of our subsidiaries. During the transition period ended June 30, 2008 and the year ended June 30, 2009, we did not have any material research and development expenditures. During FY 2010, we expect to focus our research and development efforts on existing and new products for CBRNE and other homeland security applications, specifically in our PMX subsidiary and environmental remediation products in our SEC subsidiary. Although we identified several new additions to the PMX family of products, we did not develop any products beyond the conceptual stage as of June 30, 2009. While we continue to move forward with our research and development programs and pursue the establishment of proprietary patented, copyrighted or trademarked products, as appropriate, we do not expect to receive significant revenues in FY 2010 from these products.

Patents and Proprietary Rights

As of June 30, 2009, we do not have any patents. We rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect our technology, intellectual property and proprietary rights. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, processes and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property (see “Risk Factors” beginning on page 23).

In September 2006, we entered into an exclusive licensing agreement with PMR that entitles us to the exclusive intellectual property rights of the RadFlash product line (other than in Japan, Egypt and the countries that comprised the former Soviet Union). The licensing agreement had an original term that expired on December 31, 2007 but automatically renews for 10 one-year periods. The licensing agreement may be terminated by PMR if certain contractual milestones are not achieved by the end of the 2009 calendar year. PMR is entitled to receive a 5% royalty fee based on gross revenues for the sale of the RadFlash product. PMR has filed a patent application on the RadFlash product line. We can offer no assurances that any patents will be awarded related to this product line.

Competition

Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors may form partnerships or alliances with other large homeland security companies, environmental remediation or engineering companies and security integration companies with the resulting entity possessing greater market strength than we have. Many of the areas in which we either compete or intend to compete are rapidly evolving, with new companies often emerging. Competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of product performance, technical services, proprietary position and price, in many cases the first company to introduce a product or service to the market will obtain at least a temporary competitive advantage over subsequent market entrants. We face competition in both of our subsidiaries and in our joint venture as described below.

SEC. SEC is engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our customers operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which SEC competes, especially projects subject to the governmental bid process. Some of SEC’s competitors are larger and may possess greater resources and technical abilities than SEC does, which may give them an advantage when bidding for certain projects. Competition also places downward pressure on SEC’s contract bid prices and profit margins. Intense competition, especially in light of stimulus spending, is expected to continue for government environmental service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If SEC is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.

Part of SEC’s business strategy includes bidding on government contracts as a lead prime contractor in a consortium. In the past, we have operated as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, SEC will be competing directly with a number of large national and regional radiological services and environmental remediation firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than SEC. Many of these companies also have long-established customer relationships and reputations. When operating as a subcontractor, SEC faces direct competition from numerous other companies. In its current role as a small business, as defined by the Small Business Administration, SEC is forced to operate under specific guidelines, which may limit its ability to bid on and receive awards on contracts allocated specifically to small businesses as defined.

SEC’s principal competitors in small business environmental project management include: Stoller, Cabrera, Portage, LATA Northwind, Demco, Eagle, Pro2Serv, and Navarro. Our significant large business project management competitors include Energy Solutions, the Washington Group, Tetra Tech, Shaw Environmental and C2HM Hill.

Nexus. A large number of companies are involved in the electronic security integration industry, an industry that received a significant impetus from the events of September 11, 2001 and subsequent terrorist activities. Many of these companies (such as Henry Brothers Electronics, Inc., Diebold, Inc. and ADT) are significantly larger than Nexus and generally have greater financial resources at their disposal. We believe that our unique approach to business in this sector of the industry coupled with our highly engineered and custom security system design and installation and our management teams many years of experience coupled with our customer relationships will be attractive to the marketplace. Given the size and importance of this market, we anticipate that even greater competition will emerge. Additionally, within this segment of the homeland security industry, there will continue to be significant additions to security services required. There will be continued pressure within this business segment by larger service providers such as Henry Brothers Electronics, Inc. However, niche segments exist that provide us significant opportunities that otherwise could be underrepresented.

PMX. The market for nuclear, radiological and isotope detection devices as applied to homeland security and commercial applications is new but rapidly growing. Many large domestic and international companies (such as Thermo Scientific and Canberra) have added nuclear and radiological detection product lines, either through acquisition or development. These companies are significantly larger than PMX and have greater financial resources than PMX. Our entry into this industry segment is through a joint venture with a long established, well respected company. We believe that through our partners’ past success in this industry and our management expertise, we will be able to gain a foothold in this emerging industry. Also, our development efforts have been concentrated primarily in handheld networked nuclear and radiological detection equipment. This niche segment of the market has fewer competitors and currently has no clear leader.

Manufacturing and Supply

Other than with PMR, our joint venture partner in PMX, we do not have any written agreements with our suppliers. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources of supply could have a materially adverse effect on our relations with our customers.

Generally, we find the products and services necessary for our operations to be readily available, either from the general marketplace for raw materials that are commonly available, or through our current suppliers.

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

Radiological Detection. The federal government does not specifically regulate performance of our radiological detection devices. However, in developing and testing our devices we use licensed radiological sources to verify product effectiveness. These radionuclides are regulated by state and national agencies.  Users must obtain and maintain licenses to possess these materials or to provide services that involve radioactive materials. These state and national authorities also regulate the purchase, shipment and storage of such materials, and we are subject to unannounced inspections to verify compliance with license requirements and regulations. Additionally, the American National Standards Institute (“ANSI”) promulgates performance and testing criteria that are factors in determining whether our products are qualified for procurements involving federal funds.  Certain PMX instruments have been tested by Department of Homeland Security and other third-party validators and have been shown to meet applicable portions of these standards. As a result, those devices are included in the Responder Knowledge Base list of qualified products. Similar programs operate in other countries using national or international standards, and our devices generally comport with these international criteria. Beyond these general standards, individual procurements typically include minimum performance criteria that instruments must meet to be qualified. These procurement standards by necessity must be evaluated on a case by case basis.

Environmental Remediation. SEC is subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or radioactive materials and wastes, the remediation of contamination associated with releases of hazardous substances and human health and safety, both domestically and internationally. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Our projects often involve highly regulated materials, including hazardous and radioactive materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and sometimes require us to obtain permits and licenses and comply with various other requirements. Fees associated with such environmental permits and licenses can be costly. In addition, the improper characterization, handling, testing, transportation or disposal of regulated materials or any other failure to comply with these environmental, health and safety laws, regulations, permits or licenses have resulted in fines or penalties from time to time and could subject SEC and SEC’s management to civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our operations. These laws and regulations may also become more stringent, or be more stringently enforced, in the future.

Various national, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and clean-up of hazardous or toxic substances on property currently or previously owned by SEC or arising out of SEC’s waste management or environmental remediation services. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws can be joint and several, meaning liability for the entire cost of clean-up can be imposed upon any responsible party.

Product Liability and Insurance

Our business exposes us to substantial product, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, installation, marketing, distribution, and in the use of our products and operations and delivery of our services. We have at our subsidiaries, and will attempt to renew, liability insurance in order to protect ourselves from potential exposures; however there can be no guarantee that upon expiration of our current coverage, adequate insurance coverage will be available, or, if available, that the cost will be acceptable. Furthermore, a liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming products or correct substandard services, and liability for consequential damages caused by the improper use of our products or sub-standard delivery of our services is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might not effectively limit our liability in any such actions.

Employees

As of June 30, 2009, we had 518 full-time employees (an average of 463 on a trailing twelve month basis). We had 496 employees employed by our SEC subsidiary; 20 employees employed by our Nexus subsidiary; and 2 employees employed by our corporate offices.

We consider our relations with our employees to be good. Certain of our employees are covered by collective bargaining agreements. We also employ a number of contractors, consultants and part time employees on a regular basis.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning in our annual report on Form 10-K for the year ended June 30, 2008, we were required to furnish a report by management on our internal controls over financial reporting. Such report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment included disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Beginning with our fiscal year ending June 30, 2010, the report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

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

If Our Teaming Members or Partners Fail To Perform Their Contractual Obligations On A Project Or If We Fail To Coordinate Effectively With Our Partners or Subcontractors, We Could Be Exposed To Legal Liability, Loss Of Reputation And Reduced Profit On The Project

We often work jointly with contractual partners or with subcontractors to perform certain projects. Success on these projects depends in part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners or subcontractors fails to perform its contractual obligations satisfactorily, we may be required to make additional investments and provide additional services in order to compensate for that partner’s failure. If we are unable to adequately address our partner’s performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.

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

At June 30, 2009, our backlog totaled approximately $440 million, of which, $71 million is funded. The remaining $369 million of unfunded backlog represents contracts signed on a contingent basis that are subject to cancellation or termination at the discretion of the client. In addition, our backlog is subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, there is no assurance that the amount of backlog in-hand at June 30, 2009 will actually be realized as revenues.

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

Our International Operations Involve Risks That Could Have A Material Adverse Effect On Our Results Of Operations

For the fiscal year ended June 30, 2009, we derived less than 1% and 1% of our contract revenues and gross profit, respectively, from our operations outside of North America. Our international operations are subject to a variety of risks, including:

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

The Loss Of One Or A Few Customers Could Have An Adverse Effect On Us

One or a few government and commercial customers have in the past, and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the fiscal year ending June 30, 2009, our SEC subsidiary generated approximately 75% of total revenues from contracts or subcontracts with the U.S. Government. SEC generated 10% or more of consolidated revenue over the last year from each of the U.S. Department of Energy, Bechtel Jacobs Company and Alcoa Inc. For the year ended June 30, 2009, our Nexus subsidiary generated approximately 78% of total revenues from two customers. Because these customers generally contract with us for specific projects, we may lose significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.

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

Adequate Bonding Is Necessary For Us To Win Certain Types Of New Work

We are often required to provide performance bonds or other financial assurances to customers under fixed-price contracts. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We currently have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2009, we had no bonds or surety contracts outstanding.

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

Our Operating Results May Be Adversely Impacted By Worldwide Political And Economic Uncertainties And Specific Conditions In The Markets We Address

General worldwide economic conditions have recently experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities and could cause businesses to slow spending on services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate do not continue at the level experienced in fiscal 2008, our business, financial condition and results of operations may be materially and adversely affected.

We Derive A Majority Of Our Revenue From Government Agencies, And Any Disruption In Government Funding Or In Our Relationship With Those Agencies Could Adversely Affect Our Business

In fiscal 2009, we generated 75% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. U.S. federal government agencies are among our most significant clients. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

The demand for our government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these government programs, and upon our ability to obtain contracts and perform well under these programs. There are several factors that could materially affect our government contracting business, including the following:

•	Changes in and delays or cancellations of government programs, requirements or appropriations;

•	Budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;

•	Re-competes of government contracts;

•	The timing and amount of tax revenue received by federal, state and local governments, and the overall level of government expenditures;

•	Curtailment of the use of government contracting firms;

•	Delays associated with a lack of a sufficient number of government staff to oversee contracts;

•	The increasing preference by government agencies for contracting with small and disadvantaged businesses;

•	Competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;

•	The adoption of new laws or regulations affecting our contracting relationships with the federal, state or local governments;

•	Unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits, or other events that may impair our relationship with the federal, state or local governments;

•	A dispute with or improper activity by any of our subcontractors; and

•	General economic or political conditions.

These and other factors could cause government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Any of these actions could have a material adverse effect on our revenue or timing of contract payments from these agencies.

A Delay In The Completion Of The Budget Process Of The U.S. Government Could Delay Procurement Of Our Services And Have An Adverse Effect On Our Future Revenues

When the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations are typically funded by means of a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenues.

Our Failure To Win New Contracts And Renew Existing Contracts With Private And Public Sector Clients Could Adversely Affect Our Profitability

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process that is affected by a number of factors. These factors include market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

Restrictive Covenants In Our Credit Agreement May Restrict Our Ability To Pursue Certain Business Strategies

Our credit agreement restricts our ability to, among other things:

•	Incur additional indebtedness;

•	Create liens securing debt or other encumbrances on our assets;

•	Make loans or advances;

•	Pay dividends or make distributions to our stockholders;

•	Purchase or redeem our stock;

•	Repay indebtedness that is junior to indebtedness under our credit agreement;

•	Acquire the assets of, or merge or consolidate with, other companies; and

•	Sell, lease or otherwise dispose of assets.

Our credit agreement also requires that we maintain certain financial ratios each fiscal quarter, which we may not be able to achieve. If we do not have access to this credit facility or a comparable credit facility, our business, financial condition and results of operations may be materially and adversely affected.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our Common Stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. Penny stocks are stock:

•	with a price of less than $5.00 per share;
•	that are not traded on a “recognized” national exchange;
•	whose price is not quoted on the NASDAQ automated quotation system (NASDAQ-listed stock must still have a price of not less than $5.00 per share); or
•	stock in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three

•	years), or with average revenues of less than $6,000,000 for the last three years.

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

We Have Historically Had Severe Working Capital Shortages, Even Following Significant Financing Transactions

Although we raised capital totaling approximately $17,548,000 (net of expenses) since June 30, 2006, we have had working capital shortages in the past. Our consolidated financial statements for the twelve months ended June 30, 2009, indicate that we have a working capital surplus of $4,692,646.

Based on the amount of capital we have remaining, we anticipate that we may have working capital shortages in the future unless we are able to substantially increase our revenue or reduce our expenses, thereby generating continuous positive cash flow from operations and (ultimately) operating income. As a result of our recent operating activities, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow throughout our FY2010.

We Have Raised Capital And Issued Securities During The Fiscal Years Ended June 30, 2008 And December 31, 2007 And December 31, 2006, Which Has Resulted (And Will In The Future When Warrant Exercises Or Conversions Occur Result) In Dilution To Our Existing Stockholders; This Was Accomplished To Provide Necessary Working Capital Or Obtain Assets And Services. We Will Likely Issue More Securities To Raise Additional Capital Or To Obtain Other Services Or Assets, Any Of Which May Result In Substantial Additional Dilution

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

Outstanding Preferred Stock, Options And Warrants May Make It Difficult For Us To Obtain Additional Capital On Reasonable Terms

As of June 30, 2009, we had Preferred Stock outstanding that is convertible into 454,944,693 shares of Common Stock. The holders’ rights to convert the Series F Stock, Series G Stock, Series H Stock and Series I Stock and related warrants are, however, subject to certain share issuance limitations. In addition, we had outstanding options and warrants for the purchase of up to 43,392,293 shares of Common Stock and 107,533,333 shares of Common Stock, respectively, at exercise prices of between $0.03 and $1.00 per share respectively. If all of the outstanding options, Preferred Stock and common stock warrants were to be converted, they would represent approximately 92% of our outstanding common stock on a fully diluted basis. Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our Common Stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our Common Stock, the market overhang of such a large number of warrants, options, and convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

If We Fail To Effect And Maintain Registration Of The Common Stock Issued Or Issuable Pursuant To Conversion Of Our Preferred Stock, Or Certain Of Our Outstanding Common Stock Warrants, We May Be Obligated To Pay The Investors Of Those Securities Liquidated Damages

We have an obligation to file upon request of holders of our preferred stock and obtain the effectiveness of a registration statement which would include certain outstanding Common Stock and Common Stock underlying outstanding Preferred Stock and warrants. Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act. If we are unable to meet these filing obligations (or effectiveness obligations), we would be obligated to pay the holder of these securities liquidated damages for each 30 day period after the applicable date as the case may be. The liquidated damages may be paid in cash or shares of our Common Stock if registered, at the holder’s option. We cannot offer any assurances that we will be able to maintain the required current information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company subleases approximately 2,260 square feet of office space, which serves as its and PMX’s executive offices and SEC and Nexus regional offices, at 1005 North Glebe Road, Suite 550, Arlington, VA 22201 from Defense Holdings, Inc. The sublease is comprised of a one (1) year lease with four one (1) year extensions and final expiration on June 30, 2012. Lease payments were $7,386 per month from July 1, 2008 through June 30, 2009 and include taxes and utilities. Monthly lease payments are $7,569 per month beginning July 2009.

Nexus leases approximately 2,000 square feet of office space at 7 West Cross Street, Hawthorne, NY 10532 which serves as its executive and administrative offices. The lease expires on February 28, 2011. Lease payments were $2,766 per month from July 2008 through February 2009 and $2,926 per month from March 2009 through June 2009. Beginning in March 2010 lease payments will increase to $3,096 for the remainder of the lease. The lease payments are inclusive of taxes and utilities.

Nexus also leases approximately 940 square feet of office space at 3466 Progress Drive, Suite 200, Bensalem, PA 19020 which serves as a regional sales office. The lease expires on February 28, 2010. Lease payments were $1,292.50 per month from March 1, 2009 through June 2009. Lease payments from July 2009 to February 28, 2010 will be $1,292.50 per month. The lease payments are inclusive of taxes and utilities.

SEC currently leases properties in the following locations:

Location	Expiration of Lease	Square Footage	Annual Rent Cost
Knoxville, TN (HQ)	May 31, 2018	20,850	$344,028
Knoxville, TN (Tech Bldg.)	September 20, 2011	11,000	$77,797
Newcastle upon Tyne, England (SEC Ltd. HQ)	December 31, 2009	2,152	$80,930(1)
Richland, WA	Monthly	1,970	$9,636
Oak Ridge, TN (Radcon)	February 8, 2010	6,338	$67,084
Newport, KY	August 31, 2010	1,566	$5,400

(1) Based on a conversion ratio of pounds to dollars of £0.627 as of June 30, 2009.

In addition to the aforementioned leased premises, the Company occupies several offices not subject to leases. These offices are typically space provided by our customers on project sites or in customer office complexes.

Item 3. Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction businesses, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties may seek damages that exceed our insurance coverage or for which we are not insured. Management’s opinion is that the resolution of our current claims will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Fiscal Year 2009	High	Low
4th Quarter (April-June 2009)	$0.125	$0.070
3rd Quarter (January-March 2009)	$0.115	$0.070
2nd Quarter (October - December, 2008)	$0.105	$0.075
1st Quarter (July - September, 2008)	$0.080	$0.030

Fiscal Year 2008	High	Low
4th Quarter (April - June, 2008)	$0.090	$0.050
3rd Quarter (January - March, 2008)	$0.090	$0.040
2nd Quarter (October - December, 2007)	$0.135	$0.045
1st Quarter (July - September, 2007)	$0.130	$0.040

     Holders

As of September 25, 2009, there were approximately 357 holders of record of our Common Stock.

     Dividends

We have not paid dividends on our Common Stock since inception and do not intend to pay any dividends to our Common Stock stockholders in the foreseeable future. We currently intend to reinvest our earnings, if any, for the development and expansion of our business. The declaration of dividends on our Common Stock in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other factors our Board of Directors deems relevant.

     Equity Compensation Plan Information

The following table sets forth certain information as of June 30, 2009, concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted Average exercise price of outstanding options	Number of Securities Remaining available for future issuance
Equity compensation plans approved by security holders	6,800,000	$0.088	400,000	(1)
Equity compensation plans not approved by security holders (2)(3)	68,936,014	$0.054	1,150,000	(1)
Total	75,736,014	$0.057	1,550,000

(1)	400,000 options available for future issuance pursuant to the Company’s 2005 Stock Option Plan (the “2005 Plan”)

and 1,150,000 options available for future issuance pursuant to the Company’s 2008 Stock Option Plan (the “2008 Plan”).
(2)	Includes 66,176,014 options to purchase Common Stock pursuant to the Company’s 2008 Plan.
(3)	Includes 2,760,000 non-qualified options to purchase Common Stock issued to each of our non-employee directors and one consultant.

Additional information regarding our stock-based compensation awards outstanding and available for future grants as of June 30, 2009 is presented in Note 21 to the Consolidated Financial Statements.

     Recent Sales Of Unregistered Securities

None

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

Overview

Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997, and is located in Arlington, Virginia. The Company focuses on the acquisition and development of businesses whose primary operations are in the CBRNE incident response and electronic security marketplace within the homeland security industry.

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

The Company currently conducts its ongoing operations through two majority-owned subsidiaries and one joint venture. On February 7, 2006, the Company, through its Nexus subsidiary, acquired 100% of the common stock of Corporate Security Solutions, a security integration firm having a presence in the Mid-Atlantic region with a focus on the New York City market. On September 15, 2006, the Company formed PMX and on September 18, 2006 PMX became a U.S.-based joint venture, 51% controlled by the Company, with Polimaster, Inc., a company focused on the field of radiological detection and isotope identification. On March 13, 2008, the Company acquired 100% of SEC, a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the United States and the United Kingdom. SEC’s main core capabilities and service offerings include: (1) construction, remediation and demolition, (2) environmental services, (3) environmental technologies and (4) chemical, biological, radiological, nuclear and explosive response (CBRNE).

The Company expects to grow these businesses both organically and by complementary acquisitions. The Company continues to target growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues, develop superior management, build infrastructure and improve cash flows.

Change In Fiscal Year

On May 13, 2008, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30. This Annual Report on Form 10-K includes information for year ended June 30, 2009 and for the six month transitional period from January 1, 2008 to June 30, 2008, reflecting the consolidated results of operations for SEC from March 1, 2008 to June 30, 2008 and the consolidated results of operations of the holding company, Nexus and PMX from January 1, 2008 to June 30, 2008. The information for the six months ended June 30, 2007 and the year ended December 31, 2007 include the holding company, Nexus, PMX and the discontinued operations of SHC.

Results Of Operations

The Company concluded the acquisition of 100% of SEC in March 2008 and has included the results of its operations from March 1, 2008 to June 30, 2008 in the discussion of the six month transition period ended June 30, 2008 shown below. SEC is a significantly larger company than the Company’s other consolidated subsidiaries and management believes that comparing the results of operations for the year ended June 30, 2009, which includes SEC’s results for twelve months, to the year ended June 30, 2008, which includes SEC’s results for four months, would not be meaningful and may be misleading. Therefore the Company has determined to show the specific contributions by each subsidiary to the overall results of the individual categories outlined below for the audited periods ended June 30, 2009 and the transitional period ended June 30, 2008. The Company has elected not to present, in this discussion and analysis, information for the results of operation for the year ended December 31, 2007 or the cash flow activity for the six month transitional period ended June 30, 2008 and the year ended December 31, 2007 as such presentations in management’s view would be misleading.

Year Ended June 30, 2009

Contract Revenue

For the year ended June 30, 2009, the Company recorded contract revenue of $79,489,509. Included in this total is $70,757,040 in contract revenue recorded by SEC, $6,462,511 recorded by Nexus and $2,269,958 recorded by PMX. Contract revenue consisted of fees earned on environmental remediation services, security systems installation and integration contracts and the sale of radiological detection products.

Contract Cost

For the year ended June 30, 2009, contract cost was $67,806,658. Included in this total is $60,825,188 in contract costs incurred by SEC, $4,803,989 incurred by Nexus and $2,177,481 incurred by PMX. Contract cost consists of materials, labor and other costs incurred by the Company and associated with environmental remediation, security systems installation and integration contracts and the purchase of radiological detection products.

Operating expenses

Operating expenses for the year ended June 30, 2009 were $15,017,503. Included in this total is $9,479,019 in expenses incurred by SEC, $1,154,272 in expenses incurred by Nexus, $284,626 in expenses incurred by PMX and $4,099,586 in expenses incurred by the holding company.

Other income and expense

The Company had net other expenses of $6,195,995 for the year ended June 30, 2009. Other income includes interest and other income of $92,597, consisting of the holding company’s services provided to SAAC ($90,000) and other income ($92,997), offset by a $90,400 loss on the write-off of a note receivable. Other income was further offset by interest expense of $2,011,991, including $1,717,435 on the holding company’s senior notes,

$276,776 on notes payable by SEC and $17,780 on notes payable by Nexus; amortization of debt discount of $48,074 and amortization of debt offering costs of $504,869, all of which, except $67,368, relates to the holding company’s financial instruments. Other expenses also include $405,821 in foreign exchange losses from SEC’s UK subsidiary and an impairment loss of $3,317,837 which is on securities available for sale recorded by the holding company.

Net loss

As a result of the foregoing, the Company recorded a net loss from continuing operations of $9,530,647 for the year ended June 30, 2009.

Six Month Transitional Period Ended June 30, 2008

Contract Revenue

For the six months ended June 30, 2008, the Company recorded contract revenue of $23,154,250. Included in this total is $20,894,413 in contract revenue recorded by SEC and $2,259,837 recorded by Nexus. PMX did not have any revenue for the period ended June 30, 2008. Contract revenue consisted of fees earned on environmental remediation services and security systems installation and integration contracts.

Contract Cost

For the six months ended June 30, 2008, contract cost was $19,166,303. Included in this total is $17,175,416 in contract costs incurred by SEC and $1,990,887 incurred by Nexus. PMX did not incur any contract costs for the period ended June 30, 2008. Contract cost consists of materials; labor and other costs incurred by the Company and associated with environmental remediation and security systems installation and integration contracts.

Operating expenses

Operating expenses for the six months ended June 30, 2008 were $5,486,638. Included in this total is $3,347,466 in expenses incurred by SEC, $1,165,764 in expenses incurred by Nexus, $200,313 expenses incurred by PMX and $773,095 in expenses incurred by the holding company.

Other income and expense

The Company had net other income of $1,239,317 for the six months ended June 30, 2008. Other income included a gain on the extinguishment of debt of $3,377,997 from the restructuring of the holding company’s convertible debentures as part of the SEC acquisition, and interest and other income of $62,408 primarily from the holding company’s services to SAAC, offset by interest expense of $882,358 on the holding company’s convertible debentures ($715,146) and notes payable for SEC ($153,024) and Nexus ($14,188), amortization of debt discount of $570,022, change in derivative liabilities of $513,516 and amortization of debt offering costs of $235,192 all from the holding company’s financial instruments.

Net loss

As a result of the foregoing, the Company recorded a net loss from continuing operations of $259,374 for the six months ended June 30, 2008.

Liquidity And Capital Resources

The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $2,356,534, working capital of $4,692,646 and approximately $5,520,000 available for borrowing on our credit line at June 30, 2009. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash flow to fund operations and to have cash available to make additional acquisitions of businesses that provide products and services in our target industries. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.

The Company entered into a Securities Purchase Agreement with YA, dated as of February 6, 2006, which provided for the purchase by YA of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture was convertible into Common Stock. The principle amount less previous conversions of $190,000, but not the accrued interest on the 2006 A Debenture, was exchanged for shares of the Company’s Series H Preferred Stock on March 14, 2008.

On February 6, 2006, the Company entered into an Investment Agreement with YA, pursuant to which the Company exchanged with YA 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 4,500,000 shares of the Company's Common Stock owned by YA. The Series G Preferred Stock is senior to all Common Stock. Each share of Series G Preferred Shares has a liquidation preference of $0.10 plus any accrued and unpaid dividends and is convertible into the Company’s Common Stock (1 Series G Preferred Share for 4.5 Common Shares) at any time by the holder. The holders of Series G Preferred Stock are not entitled to receive any dividends. The Company paid a $10,000 structuring fee to Yorkville Advisors Management, LLC in connection with the transaction.

On August 21, 2006, the Company entered into a Securities Purchase Agreement with YA, which provided for the purchase by YA of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The principle amount, but not the accrued interest on the 2006 B Debenture, was exchanged for the Company’s secured senior notes on March 14, 2008.

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

On June 1, 2007, the Company entered into a Securities Purchase Agreement with YA, which provided for the purchase by YA of a secured Convertible Debenture (the “2007 A Debenture”), in the amount of $2,750,000, which debenture was convertible into the Company’s Common Stock. The principle amount, but not the accrued interest on the 2007 A Debentures was exchanged for the Company’s secured senior notes on March 14, 2008.

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

On March 14, 2008, the Company entered into a Purchase Agreement with YA wherein YA purchased $6,310,000 in secured notes and $6,190,000 in Series H Convertible Preferred Stock. As part of the Purchase Agreement, YA also received a Warrant to purchase 83,333,333 shares of the Company’s Common Stock at $0.03 per share. The Company used the proceeds from this Purchase Agreement to fund the acquisition of SEC and restructure the debentures noted above (see Notes 8 and 9 to the Consolidated Financial Statements).

During the year ended June 30, 2009, the Company had a net decrease in cash of $825,823. Our sources and uses of funds were as follows:

Cash Flows From Operating Activities

We provided net cash of $4,167,166 in our operating activities during the year ended June 30, 2009, primarily from cash generated by SEC, Nexus and PMX as a result of their operations.

Cash Flows From Investing Activities

We used net cash of $867,406 in our investing activities during the year ended June 30, 2009, consisting of purchases of fixed assets in the amount of $799,144 mainly by SEC and Nexus, less the proceeds from the disposal of fixed assets in the amount of $45,141 by Nexus and additional investment in SEC of $113,403.

Cash Flows From Financing Activities

We used cash of $4,051,379 in financing activities during the year ended June 30, 2009, consisting of the holding company’s receipt of $50,000 in proceeds from a note issued to a related party and $58,136 in proceeds from notes issued by Nexus related to fixed asset purchases. We used funds to repay borrowings under SEC’s line of credit in the amount of $1,853,935, repayments on a note to a related party of $1,608,247 by SEC and repayment of bank notes of $647,333 by SEC ($535,386) and Nexus ($111,947). The holding company also paid $50,000 to YA for the modification of the due date on its senior notes.

As of June 30, 2009, we had net working capital of $4,692,646.

Recent Accounting Pronouncements

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

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” a replacement of FASB Statement No. 162. FASB Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, ‘Subsequent Events”. The objective of FASB Statement No. 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available for issue. In accordance with this statement, an entity should apply the requirement to interim or annual financial periods ending after June 15, 2009.

The Company has adopted this pronouncement effective with this Annual Report on Form 10K and its adoption has not had a material impact on these consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. FASB Statement No. 167 is intended to improve financial reporting by enterprises involved in variable interest entities. As a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and concerns about the application of certain key provisions of Interpretation 46(R) not always providing timely and useful information about an enterprises involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact of applying the various provisions of FASB Statement No. 167.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements entered into by the Company.

Critical Accounting Policies And Estimates

Revenue Recognition – SEC recognizes revenue on their environmental and remediation services performed under time and material and fixed fee contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion (efforts expended) method. Revenue and cost associated with time and material contracts are recognized as revenue is earned and costs are incurred. Nexus recognizes revenue and costs on their security system installation and integration contracts using the percentage of completion (efforts expended) method. PMX recognizes revenue and costs based on the sale (transfer of title) of its products and delivery of its services.

Contract costs include all direct labor, material and other non-labor costs and those indirect costs related to contract support, such as depreciation, fringe benefits, overhead labor, supplies tools, repairs and equipment rental. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, “costs in excess of billings on uncompleted contracts” represents revenues recognized in excess of billed amounts. The liability, “billings in excess of costs on uncompleted contracts” represents billings in excess of revenues recognized.

Foreign Operations – Safety and Ecology, Ltd. (“SECL”), a United Kingdom corporation, is wholly owned by SEC. The financial statements of SECL are included in the consolidated financial statements of the Company. The financial statements of SECL are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for results of operations. The related translation adjustments are reported as a separate component of shareholders’ equity.

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

Recognition of Losses on Receivables – Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral from customers. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts.

Property and Equipment – Fixed assets are recorded at cost. Depreciation is computed using the straight- line method over the estimated useful lives of the underlying assets, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the lease. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in income. The Company periodically evaluates the carrying value of assets by considering the future cash flows generated by the assets.

Investments in Assets Available for Sale – The Company classifies certain investments in marketable securities as “assets held for sale” under the provisions of SFAS No. 115. Under this classification securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

Investment Valuation – Investments in equity securities are recorded at fair value represented by closing prices as quoted in active markets. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, investments are valued using quoted prices for similar equity securities in active markets. If similar equity securities do not represent our equity investments, our Board of Directors has approved a multi-step valuation process which includes (i) investments are reviewed by our Board of Directors with involvement of an independent valuation firm, if necessary, engaged by our Board of Directors; (ii) the independent valuation firm conducts independent appraisals and makes their own independent assessment; (iii) the audit committee of our Board of Directors reviews and discusses the preliminary valuation from an independent appraisal; and (iv) the Board of Directors discusses the valuations and determines the fair value of each investment, in good faith, based on the input of our Directors, the independent valuation firm and the audit committee. Because of the inherent uncertainty of appraisals, valuation estimates determined by our Board of Directors may differ significantly the values that would have been used had a active market with quoted prices existed.

Valuation of Stock Options and Warrants – The valuation of stock options and warrants granted to unrelated parties for services are measured the earlier of: (i) the dates at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (ii) the date the counterparty’s performance is complete. Pursuant to the requirements of EITF 96-18, the stock options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

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

Net Loss Per Share – The Company computes the basic loss per share in accordance with SFAS 128, “Earnings Per Share” by dividing its net loss, adjusted for preferred stock dividends and other beneficial conversion features associated with the preferred stock issuance, by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and warrants, the assumed conversion of preferred stock and the assumed vesting of stock option grants (using the treasury stock method), if dilutive.

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

Equity Market Risk

The Company holds stock in publicly traded companies. Company management subscribes to various publications and analyzes key industry statistics for the industries in which it holds public company stock. On a regular basis management speaks with representatives of the companies in which it has a stock investment. Based on this analysis and the results of the discussions with the representatives of the investee companies, management recommends to the Company’s board of directors certain actions that may be appropriate under the individual circumstances. These actions can be to hold or dispose of the equity position in the company(ies). Management may increase the frequency of its analysis or discussions based on trends identified in its investee companies.

Contract Risks

A large part of the Company’s business is subject to work conducted under prime or sub contracts. The Company is at risk of contracts being cancelled or funding being removed from a contract without prior notice. To manage this risk individual subsidiary management continuously monitors each active contract by speaking with client’s management on a regular basis. The Company seeks to mitigate the risk of cost expenditures once it has knowledge a specific contract is subject to cancellation or reduced or cancelled funding. The Company relies on its project management teams, which typically are at the client sites on a daily basis, to identify these contract risks.

Credit Risks

From time to time the Company has credit risks associated with work performed or being performed for a small group of clients. The Company’s management continuously monitors its client’s credit profile prior to beginning a project, while the project(s) are in progress and continues the monitoring process until all outstanding invoices concerning the specific project(s) are collected. Management believes this credit monitoring significantly reduces the Company’s exposure to credit risks.

Foreign Exchange Rate Risks

The Company operates, through a subsidiary, in the United Kingdom. In the course of normal operations, transfers of currency denominated in the US dollar and the British pound sterling regularly take place. The Company’s foreign currency exchange rate risk management strategy involves the use of foreign currency derivatives, typically in the form of foreign currency forward contracts, with durations of generally 12 months or less. At June 30, 2009, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

The Company’s net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year end exchange rates was $1,087,850 at June 30, 2009.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in the Appendix attached hereto.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A (T). Controls And Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of June 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13A-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets, and

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management, and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the framework set forth in the reporting entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

     Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information and accounting systems by either upgrading our current systems or implementing new systems. Additionally, we review our staffing needs and requirements on a regular basis. During the year ended June 30, 2009 the Company added new employees and retained a consultant who were instrumental in eliminating prior year and quarterly reported material weaknesses in our internal controls. Management believes these additional steps, as well as other steps being contemplated, will enable the Company to maintain strong internal controls in the future.

Item 9B. Other Information

None.

PART III

Item 10. Directors And Executive Officers

The following sets forth the name, age and positions of our executive officers and directors as of September 25, 2009. Also set forth below is information as to the principal occupation and background for such persons. No family relationships exist between these individuals and they have not been a party to any bankruptcy or receivership proceeding, any criminal proceeding, or been enjoined from participating in any business, including the securities industry or otherwise during the last five years.

Executive Officers And Directors

Our executive officers and directors are as follows:

Name	Age	Position	Period Served

C. Thomas McMillen	57	Chief Executive Officer and Chairman of the Board	August 30, 2005 to Present

Christopher P. Leichtweis	50	President and Director	March 19, 2008 to Present

Michael T. Brigante	55	Vice President of Finance and Chief Financial Officer	July 14, 2006 to Present

Zev E. Kaplan	57	Director	December 30, 2005 to Present

Philip A. McNeill	50	Director	December 30, 2005 to Present

Brian C. Griffin	56	Director	May 16, 2007 to Present

Below are biographies of our executive officers and directors:

C. Thomas McMillen, Chief Executive Officer and Chairman Of The Board

Mr. McMillen has served as the Company’s Chief Executive Officer and Chairman of the Board since August 30, 2005 and served as the Company’s President from August 30, 2005 until March 19, 2008. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., NASDAQ FIGI), and from January 2007 until August 2009, he served as Vice Chairman and director. In addition, Mr. McMillen serves as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation, a blank check company focused on the homeland security industry that completed its initial public offering in October 2007. In March 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, a merchant bank and one of our stockholders since 2003. Mr. McMillen also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. Mr. McMillen has also been an independent consultant throughout his career. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

Christopher P. Leichtweis, President and Director

Mr. Leichtweis has served as the Company’s President and as a director of the Company since March 19, 2008. In addition, Mr. Leichtweis has been serving as chairman and chief executive officer of Safety & Ecology

Holdings Corporation since 1991. Mr. Leichtweis founded SEC in 1991 and over the last decade has grown the Company to its present state of over $70 million in revenue. Prior to founding SEC, Mr. Leichtweis served in various engineering and management positions at Bechtel National and Bechtel Environmental, Inc. a global engineering and construction company starting in 1985 and was a key contributor to the environmental clean-up of major federal nuclear legacy programs. He currently serves on the board of directors of his undergraduate University’s Foundation Board (SUNY Brockport). Mr. Leichtweis received a Bachelor of Science in Physics from SUNY Brockport and a Masters of Business Administration from the University of Tennessee and is a Certified Industrial Hygienist. Mr. Leichtweis was nationally recognized as the Southeast United States 2005 Ernst & Young Entrepreneur of the Year award.

Michael T. Brigante, Vice President of Finance and Chief Financial Officer

Mr. Brigante has served as the Company’s Vice President of Finance since July 14, 2006 and the Company’s Chief Financial Officer since May 10, 2007. In addition, Mr. Brigante has served as the Chief Executive Officer of Nexus from May 13, 2009 and served as Nexus’ President from July 1, 2008 to May 12, 2009. Mr. Brigante is a director of each of the Company’s subsidiary boards of directors. In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a NASD registered broker dealer, which were both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From December 1999 until December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies, which he founded. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante received a Bachelor of Science degree in Accounting and Economics from James Madison University and is a Certified Public Accountant.

Zev. E. Kaplan, Director

Mr. Kaplan has served as a director of the Company since December 30, 2005. Mr. Kaplan is the founder of a law firm concentrating its practice in the areas of transportation, infrastructure, government relations, business and administrative law. Mr. Kaplan is currently Associate General Counsel to Global Cash Assess, Inc., a NYSE traded company, and has served in that position from August 2008 to the present. Mr. Kaplan previously served as General Counsel to Cash Systems Inc., a publicly traded company in the financial services business, a position he has held from March 2005 to August 2008. From April 1995 to the present, Mr. Kaplan has been General Counsel to the Regional Transportation Commission of Southern Nevada, where he played a key policy role in the start-up of the local transit systems and their facilities. In addition, Mr. Kaplan has had a key role in the planning and financing of numerous major public infrastructure projects in Las Vegas. Prior to starting his law firm, Mr. Kaplan spent 15 years in government service in the following capacities: Senior Deputy District Attorney with the Clark County District Attorney’s Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Kaplan received his Juris Doctor from Southwestern University School of Law and attended Georgetown University for post-graduate legal studies; received an Masters Business Administration from the University of Nevada, Las Vegas; and received a Bachelor of Science from the Smith School of Business at the University of Maryland in 1974.

Philip A. McNeill, Director

Mr. McNeill has served as a director of the Company since December 30, 2005. Mr. McNeill is a Managing Partner and the Chief Investment Officer of SPP Mezzanine Partners, the General Partner of SPP Mezzanine Funding, LP, a position he has held since November 2003. Prior to forming SPP Mezzanine Partners, Mr. McNeill served as Managing Director of Allied Capital Corporation, where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in 1998 until he left Allied Capital in 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the SBIC investment division of M&T Bank, where he was a Vice President of M&T Capital/M&T Bank and an investment professional from 1988 to 1993. Mr. McNeill is currently a director of Secure America Acquisition Corporation. Mr. McNeill graduated from Syracuse University in 1981 with a Bachelor of Science in Business Administration, with concentrations in Accounting, Finance, and Law & Public Policy. Mr. McNeill earned his Masters Business Administration from Harvard Business School in 1985.

Brian C. Griffin, Director

Dr. Griffin has served as a director of the Company since May 16, 2007. Dr. Griffin has served since January 2006 as Chairman of the Board of Clean Energy Systems. Dr. Griffin served two terms as Oklahoma’s Secretary of Environment from April 1997 to January 2003. During that time, he chaired and was a member of several committees sponsored by the U.S. Environmental Protection Agency, the U.S. Department of Energy and the Southern States Energy Board. He was also a member of the Biomass & Bio-Energy Research and Development Federal Advisory Committee, which was sponsored by the U.S. Department of Energy and the U.S. Department of Agriculture. Dr. Griffin also served as a member of the Coal & Advanced Power Systems Committee sponsored by the U.S. Department of Energy and the Southern States Energy Board from January 1999 to January 2003. In addition, he served as the National Chairman of the Interstate Technology and Regulatory Council from March 2001 to October 2003. In April 2003, President Bush appointed him to serve as the Federal Representative to the Southern States Energy Board, a position he still holds. Dr. Griffin currently serves as a special advisor to Secure America Acquisition Corporation. Dr. Griffin received a Bachelor of Arts degree from Harvard University in 1974 and was selected as a Rhodes Scholar. As a Rhodes Scholar, he attended Oxford University where he received his Master of Jurisprudence degree. He also earned a Juris Doctor degree from the University of Oklahoma College of Law and a Master of Laws degree from Southern Methodist University College of Law.

Term of Office

Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors.

Family Relationships

To our knowledge, there are no family relationships between any of the directors or executive officers of the Company.

Legal Proceedings

To our knowledge, none of the Company’s directors or executive officers has been involved in any legal proceedings.

Committees of the Board of Directors

Audit Committee. Mr. McNeill, Mr. Kaplan and Mr. Griffin serve as members of the Audit Committee. All are independent members of the Board and our Board has determined that Mr. McNeill satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-B of the rules of the SEC. Each Audit Committee member is able to read and understand fundamental financial statements, including our Company’s consolidated balance sheet, statement of operations and statement of cash flows. The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall quality of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit and to discuss the audited financial statements. The Audit Committee met four (4) times in Fiscal Year 2009.

Audit Committee Reports.   Mr. McNeill, the Chairman of the Audit Committee, has reviewed and discussed with our independent auditors the matters required to be discussed by SAS 114. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and has discussed with the independent accountants the independent accountant’s independence. Based on these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the most recent fiscal year.

Compensation Committee. Mr. Kaplan, Mr. Griffin and Mr. McNeill serve as members of the Compensation Committee. All are independent members of the Board. The Compensation Committee met three times in Fiscal Year 2009.

Compensation Committee Interlocks and Insider Participation

During the twelve months ended June 30, 2009, the Compensation Committee consisted of Mr. McNeill, Mr. Kaplan (Chairman) and Mr. Griffin, none of whom has been an officer or employee of the Company. In addition, other than the service of Mr. McMillen and Mr. McNeill on the SAAC board of directors, there are no other relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable Commission regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during the twelve-month period ended June 30, 2009 except for one late filing.

Code of Ethics

On March 16, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with SEC as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the annual and long-term compensation of our officers for services in all capacities for the fiscal years ended June 30, 2009 and 2008 and December 31, 2007:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards(2)	Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Annual Compen-sation(3)	Total

C. Thomas McMillen,	2009	$300,000	$ 75,000	$ -	$ 1,808,950	$ -	$ -	$ 7,648	$2,191,598
Chairman of the Board	2008(1)	$150,000	$ -	$ -	$ -	$ -	$ -	$ 3,456	$ 153,456
and Chief Executive Officer	2007	$200,000	$100,000	$ -	$ -	$ -	$ -	$ 6,238	$ 306,238

Christopher P. Leichtweis	2009	$311,308	$ 50,000	$ -	$ -	$ 5,200	$ -	$21,699	$ 388,207
President and Chief Executive	2008(1)	$115,084	$ -	$ -	$ -	$ 3,453	$ -	$ 2,307	$ 120,844
Officer of SEC	2007	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Michael T. Brigante	2009	$217,500	$ 25,000	$ -	$ 316,600	$ -	$ -	$ -	$ 599,100
Vice President of	2008(1)	$103,021	$ -	$ -	$ 19,587	$ -	$ -	$ -	$ 122,608
Finance and Chief Financial Officer	2007	$178,750	$ 5,000	$ -	$ 39,188	$ -	$ -	$ 7,270	$ 230,208

Mark J. Duff	2009	$ 223,419	$ 25,000	$ -	$ -	$ 4,357	$ -	$ 6,934	$259,710
President of SEC	2008(1)	$ 74,529	$131,068	$ -	$ -	$ 2,409	$ -	$ 2,294	$210,300
	2007	$ -	$ -	$ -	$ -	$ -	$ -	$ -

John Macrae, Jr.	2009	$223,419	$ 25,000	$ -	$ -	$6,940	$ -	$ 3,908	$259,267
Chief Financial Officer/	2008(1)	$ 74,529	$ -	$ -	$ -	$2,236	$ -	$ 3,109	$ 79,874
International Operations of SEC	2007	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
(1)	Reflects six-month transition period; January 1, 2008 through June 30 2008.
(2)	Reflects the expense recorded by the Company using the Black Scholes option valuation model.
(3)	Reflects Company-paid health, life and disability insurance.

Long-Term Incentive Plans Awards in Last Fiscal Year

The Company did not grant any long-term incentive plan awards in the fiscal year ended June 30, 2009.

Stock Option Plans

On August 29, 2005, the Board adopted a stock option plan (the “2005 Plan”), under which the Company reserved 7,200,000 shares of Common Stock for issuance. Participants eligible under the 2005 Plan are officers and key employees. There were a total of 6,800,000 options outstanding under the 2005 Plan at June 30, 2009.

In connection with his employment by the Company and appointment to the Board on August 29, 2005, Mr. McMillen was previously granted options to purchase 5,800,000 shares of Common Stock (the “McMillen Options”). The McMillen Options vested as follows: (i) options to acquire 1,160,000 shares of Common Stock vested on August 29, 2005, and (ii) options to acquire 1,160,000 additional shares of Common Stock vested at the end of each of the first, second, third and fourth calendar quarters following the initial vesting date. At June 30, 2009, the McMillan Options were fully vested. Mr. McMillen has not exercised any of these options, which expire on August 29, 2015.

In connection with his consulting agreement with the Company, on July 5, 2006, Mr. Brigante was granted options to purchase 750,000 shares of Common Stock (the “Brigante Options”). The Brigante Options vested as follows: (i) options to acquire 57,720 shares of Common Stock vested on July 10, 2006, and (ii) options to acquire 57,690 additional shares of Common Stock vested at the end of each of the next twelve (12) calendar quarters following the initial vesting date. In connection to his appointment as Chief Financial Officer, on May 15, 2007, Mr. Brigante was granted options to purchase 519,210 shares of Common Stock (the “Additional Brigante Options”) and the Company cancelled 519,210 unvested options from his July 5, 2006 grant. The Additional Brigante Options vested as follows (i) options to acquire 57,690 shares of Common Stock vested on June 30, 2007, and (ii) options to acquire 57,690 additional shares of Common Stock vested at the end of each of the next eight (8) calendar quarters following the initial vesting date. At June 30, 2009, the Brigante Options and the Additional Brigante Options were fully vested. Mr. Brigante has not exercised any of these options, which expire on July 10, 2016 with regard to the Brigante Options and May 10, 2017 with regard to the Additional Brigante Options.

The Company has also granted options to members of the Board and to a consultant of the Company which are outside the aforementioned 2005 Plan. The exercise prices for the stock options granted to the directors were between $0.12 and $0.14 per share. The exercise price for the stock options granted to the Consultant was $0.17 per share. These exercise prices represented the closing share price on the date of grant. These options expire 10 years from their grant date. There were 2,760,000 options issued outside of approved stock option plans outstanding at June 30, 2009, all of which are fully vested. None of these options have been exercised.

On July 30, 2008, the Board adopted a stock option plan (the “2008 Plan”), under which the Company reserved 75,000,000 shares of Common Stock for issuance. Participants eligible under the 2008 Plan are officers, key employees and directors. There were a total of 38,451,456 options outstanding under the 2008 Plan at June 30, 2009.

In connection with the successful completion of the SEC acquisition, Mr. McMillen was granted options, under the 2008 Plan, to purchase 50,000,000 shares of Common Stock (the “McMillen Acquisition Options”). The McMillen Acquisition Options vest as follows: (i) options to acquire 12,500,000 shares of Common Stock vested on

July 30, 2008, and (ii) options to acquire 4,687,500 additional shares of Common Stock vest at the end of each of the next eight calendar quarters following the initial vesting date. At June 30, 2009, 27,250,000 McMillan Acquisition Options were fully vested. Mr. McMillen exercised 4,000,000 of these options through June 30, 2009. The unexercised and unvested portions of the McMillen Acquisition Options expire on July 30, 2018.

In connection with the successful completion of the SEC acquisition, Mr. Brigante was granted options, under the 2008 Plan, to purchase 8,750,000 shares of Common Stock (the “Brigante Acquisition Options”). The Brigante Acquisition Options vest as follows: (i) options to acquire 2,187,500 shares of Common Stock vested on July 30, 2008, and (ii) options to acquire 820,313 additional shares of Common Stock vest at the end of each of the next eight calendar quarters following the initial vesting date. At June 30, 2009, 5,468,752 Brigante Acquisition Options were fully vested. Mr. Brigante exercised 3,640,626 of these options through June 30, 2009. The unexercised and unvested portions of the options expire on July 30, 2018.

In addition to the option grants mentioned above, each of Messer’s McNeill, Kaplan and Griffin, our three independent Directors, were granted options, under the 2008 Plan, to purchase 5,000,000 shares of Common Stock (the “Director Options”). The Director Options vest as follows: (i) options to acquire 1,250,000 shares of Common Stock vested on July 30, 2008, and (ii) options to acquire 468,750 additional shares of Common Stock vest at the end of each of the next eight calendar quarters following the initial vesting date. At June 30, 2009, 9,375,000 Director Options were fully vested. None of these options were exercised through June 30, 2009. The unexercised and unvested portions of the options expire on July 30, 2018.

The table below reflects the activity and assumptions with respect to the 2008 Plan through June 30, 2009:

Total Options in the 2008 Plan	Options Vested at 6/30/09	Options Forfeited at 6/30/09	Options Exercised at 6/30/09	Options Outstanding at 6/30/09	Options Vesting Quarterly – Next 4 Quarters Through 6/30/10	Options Expected to be outstanding at 6/30/10	Options Available for Grant at 6/30/09

75,000,000	46,135,442	-	(7,673,986)	38,461,456	27,656,248	66,117,704	1,208,310

For additional information on the Company’s option plans, refer to Note 21 to the Consolidated Financial Statements.

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

On September 1, 2007, the Company and Mr. McMillen agreed to a two year extension of the McMillen Employment Agreement. Under the terms of the extension Mr. McMillen’s annual salary was increased to $200,000 with the possibility of a performance bonus. Additionally, the base salary shall be increased by twenty thousand dollars ($20,000) or pro rata for every ten million dollars ($10,000,000) or pro rata of equity (“New Equity”) the Company sells during the term of the McMillen Employment Agreement; provided, however, that any equity securities (i) issued to employees or consultants as compensation, (ii) issued in acquisition or merger or (iii) purchased by employees, consultants or directors upon the exercise or conversion of any Company stock option or other security issued for compensatory purposes, shall not be deemed New Equity.

On September 1, 2009, under the terms of the McMillen Employment Agreement, Mr. McMillen’s employment contract was automatically extended for a one year period without any changes to the terms of the agreement currently in effect.

On March 14, 2008, SEC and Mr. Leichtweis entered into the Leichtweis Employment Agreement whereby SEC hired Mr. Leichtweis to serve as its Chief Executive Officer for a term of three years, and renewable by mutual agreement of SEC and Mr. Leichtweis. Mr. Leichtweis’ initial salary under this agreement was $300,000 annually, subject to annual cost of living increases and an annual minimum bonus of $100,000 if SEC’s annual revenues exceed $50,000,000. Mr. Leichtweis, at his discretion, may choose to receive less than the annual minimum bonus and allocate a portion thereof to any employee(s) he may choose.

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

Outstanding Equity Awards at Fiscal Year-End

The table below reflects senior management’s outstanding options awards at June 30, 2009:

Option Awards
Name	Number of Securities Underlying Unexercised Options - # Exercisable	Number of Securities Underlying Unexercised Options - # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised or Unearrned Options - Number	Option Exercise Price ($ per share)	Option Expiration Date
C. Thomas McMillen	5,800,000	-	-	$0.08	8/29/2015
Chief Executive Officer	23,250,000	18,750,000	-	$0.05	7/30/2018

Christopher P. Leichtweis
President	-	-	-	-	-

Michael T. Brigante	230,790	-	-	$0.17	7/10/2016
Vice President and	519,210	-	-	$0.12	5/10/2017
Chief Financial Officer	1,828,126	3,281,248	-	$0.05	7/30/2018

Mark J. Duff
President of SEC	-	-	-	-	-

John Macrae, Jr.
Chief Financial Officer/
International Operations of SEC	-	-	-	-	-

Senior management does not have any outstanding stock awards at June 30, 2009.

Director Compensation

Each Director of the Company, except Mr. McMillen and Mr. Leichtweis, is entitled to receive a quarterly fee for his service as a Director. Each Director of the Company will be reimbursed for reasonable expenses incurred in connection with their service on the Board.

The following table reflects each director’s fee per quarter:

Director	Fees Received Per Quarter
Philip A. McNeill	$7,250

Zev G. Kaplan	$7,000

Brian C. Griffin	$6,750

Upon election to the Board of Directors on December 30, 2005, Mr. McNeill and Mr. Kaplan were granted options to purchase 720,000 shares of Common Stock, of which 80,000 vested upon their election to the Board, and the remainder vests in 80,000 increments at the end of each calendar quarter thereafter. At December 31, 2007 Mr. McNeill’s and Mr. Kaplan’s option grants were fully vested. The exercise price for their stock options granted upon election was $0.14 per share, which represented the closing share price on the date of the grant. These options expire 10 years from their grant date.

On May 16, 2007, Mr. Griffin was elected to the Board of Directors and was granted options to purchase 720,000 shares of Common Stock, which vested in 90,000 increments each calendar quarter beginning in June 2007. At March 31, 2009, Mr. Griffin’s options were fully vested. The exercise price for Mr. Griffin’s stock options was $0.12 per share, which represented the closing share price on the date of the grant. These options expire 10 years from their grant date.

On July 30, 2008, Messer’s McNeill, Kaplan and Griffin were each granted options to purchase 5,000,000 shares of Common Stock, which vested as to 1,250,000 options on the grant date and in 468,750 increments at the end of the next eight calendar quarters. The exercise price for the aforementioned Director’s Stock Options was $0.05 per share, which represents the closing share price on the date of the grant. These options expire 10 years from their grant date.

The table below reflects the annual compensation paid each director during the twelve month period ended June 30, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Philip A. McNeill	$29,000	$-	$113,059	$-	$-	$-	$142,059

Zev E. Kaplan	$28,000	$-	$113,059	$-	$-	$-	$141,059

Brian C. Griffin	$27,000	$-	$113,059	$-	$-	$-	$140,059

(1)   Reflects the expense recorded by the Company using the Black Scholes option valuation model.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder

Principal Stockholders. The following table sets forth, information with respect of the beneficial ownership as of September 25, 2009, for any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock.

Name and Address	Title of Class	Shares Beneficially Owned		Percent of Class (1)

YA Global Investments, L.P.	Common Stock	10,576,893	(2)	21.3%
101 Hudson St
Jersey City, NJ 07302

Frank P. Crivello	Common Stock	3,000,303		6.04%

(1)

Applicable percentage of ownership is based on 49,699,595 shares of Common Stock outstanding as of September 25, 2009 together with securities convertible or exercisable into shares of Common Stock within

60 days for the stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of September 25, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	YA Global Investments, L.P. (“YA”) directly owns 9,376,893 shares of Common Stock as of September 25, 2009. Yorkville Bhn S.p.A., a subsidiary of YA, directly owns 1,200,000 shares of Common Stock.

YA also holds warrants to purchase 80,625,000, 1,000,000 and 800,000 shares of our Common Stock at a price of $0.03, $1.00 and $0.15 per share, respectively. In addition, YA holds 1,000,000 shares of our Series F Preferred Stock convertible into 10,000,000 shares of our Common Stock at $0.10 per share, 358,080 shares of our Series G Preferred Stock convertible into 1,611,360 shares of our Common Stock and 9,675 shares of our Series H Stock convertible into 322,500,000 shares of our Common Stock. YA cannot convert either our warrants or preferred stock into shares of Common Stock that would cause YA to own more than 9.9% of the issued and outstanding Common Stock. The Series H Stock votes on an as-converted basis but YA’s voting power may not exceed 9.9% with respect it its Series H Stock. The Series F Stock and the Series G Stock have no voting rights. The remaining shares of Common Stock beneficially owned by YA were acquired from us through various private placement transactions or in open market transactions.

Management

The following table shows the amount of capital stock of the Company beneficially owned by the Company’s directors, executive officers and by all directors and executive officers as a group as of September 25, 2009.

Name and Address	Title of Class	Shares Beneficially Owned		Percent of Class

C. Thomas McMillen	Common Stock	66,683,010	(1)	57.30%

Christopher P. Leichtweis	Common Stock	121,313,523	(2)	70.94%

Michael T. Brigante	Common Stock	6,403,128	(3)	11.41%

Zev E. Kaplan	Common Stock	4,788,500	(4)	8.79%

Philip A. McNeill	Common Stock	4,782,500	(5)	8.78%

Brian C. Griffin	Common Stock	4,782,500	(6)	8.78%

All Officers and Directors as Group	Common Stock	208,753,161		80.77%

The applicable percentage of beneficial ownership is based on 49,699,595 shares of Common Stock outstanding as of September 25, 2009, together with securities convertible or exercisable into shares of Common Stock within 60 days for each stockholder. Shares of Common Stock subject to securities that are currently exercisable or exercisable within 60 days of September 25, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership, which is determined in accordance with the rules and regulations of the SEC, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our Common Stock. Unless otherwise indicated, all of the shares are owned directly, and the person has sole voting and dispositive power. Except as otherwise indicated, the business address for each of the following persons is 1005 North Glebe Road, Suite 550, Arlington, Virginia 22201.

(1)

Mr. McMillen owns 14,721,344 shares of Common Stock and 325 shares of Series H Stock which are convertible into 10,833,333 shares of common stock. On August 30, 2005, McMillen was granted option to purchase 5,800,000 shares of Common Stock pursuant to the McMillen Employment Agreement, all of which were exercisable on September 25, 2009. On July 30, 2008, Mr. McMillen was granted options to purchase 50,000,000 shares of Common Stock, of which 23,250,000 were exercisable on September 25, 2009. The balance of these options vests in 4,687,500 increments at the end of each of the next four calendar quarters and these options have an exercise price of $0.05 per share. Mr. McMillen also owns warrants to purchase 2,703,333 shares of Common Stock at $0.03 per share.

(2)

Mr. Leichtweis owns 505,473 shares of Series I Convertible Preferred Stock convertible into 101,094,600 shares of Common Stock. Mr. Leichtweis also owns warrants to purchase 20,218,923 shares of Common Stock at $0.03 per share.

(3)

Mr. Brigante owns 2,184,376 shares of Common Stock. Mr. Brigante was granted options, on July 10, 2006, to purchase 750,000 shares of Common Stock, of which 519,210 were cancelled on May 10, 2007 and 230,790 were exercisable on September 25, 2009. On May 10, 2007, Mr. Brigante was separately granted options to purchase 519,210 shares of Common Stock, all of which were exercisable on September 25, 2009. On July 30, 2008, Mr. Brigante was granted options to purchase 8,750,000 shares of Common Stock, of which 1,828,126 were exercisable on September 25, 2009. The balance of these options vests in 820,313 increments at the end of each of the next four calendar quarters and these options have an exercise price of $0.05 per share.

(4)

Mr. Kaplan was granted options to purchase 720,000 shares of Common Stock in December 2005. All of these options were exercisable on September 25, 2009.  On July 30, 2008, Mr. Kaplan was granted options to purchase 5,000,000 shares of Common Stock, of which 3,125,000 were exercisable on September 25, 2008. The balance of these options vests in 468,750 increments at the end of each of the next four calendar quarters and these options have an exercise price of $0.05 per share. Mr. Kaplan also claims beneficial ownership of 6,000 shares of Common Stock held in a family trust.

(5)

Mr. McNeill was granted options to purchase 720,000 shares of Common Stock in December 2005. All of these options were exercisable at September 25, 2009. On July 30, 2008, Mr. McNeill was granted options to purchase 5,000,000 shares of Common Stock, of which 3,125,000 were exercisable on September 25, 2009. The balance of these options of these options vests in 468,750 increments at the end of each of the next four calendar quarters and these options have an exercise price of $0.05 per share.

(6)

Mr. Griffin was granted options to purchase 720,000 shares of Common Stock in May 2007, all of which were exercisable on September 25, 2009. On July 30, 2008, Mr. Griffin was granted options to purchase 5,000,000 shares of Common Stock, of which 3,125,000 were exercisable on September 25, 2009. The balance of these options vests in 468,750 increments at the end of each of the next four calendar quarters and these options have an exercise price of $0.05 per share.

Item 13. Certain Relationships And Related Transactions

On June 1, 2007, the Company loaned five hundred thousand dollars ($500,000) to Secure America Acquisition Holdings, LLC (“SAAH”) an entity controlled by C. Thomas McMillen, our Chairman and Chief Executive Officer. The loan was for working capital purposes and is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by Mr. McMillen. SAAH is the initial principal stockholder in Secure America Acquisition Corporation (“SAAC”), a blank check company, whose primary purpose is to seek an acquisition or business combination in the homeland security industry, excluding companies whose primary focus is secure data facilities or whose enterprise value is less than $60,000,000. As an additional inducement for granting the loan, the Company received a membership interest in SAAH, which entitles it to receive two hundred fifty thousand (250,000) shares of common stock in SAAC, if and when SAAC completes an acquisition or business combination, which it has twenty four months to do so. At June 30, 2009 the balance of the note, including interest was $412,127.

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

The Company has also entered into an agreement (the “SAAC Agreement”) with SAAC to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to twenty four months. The SAAC Agreement became effective upon the effectiveness of the SAAC registration statement with the Securities and Exchange Commission. Certain employees of the Company will perform required services pursuant to the SAAC Agreement. The Company has collected or accrued for $90,000 for the aforementioned services during the twelve months ended June 30, 2009.

SEC leases approximately 21,000 square feet of office space from Leichtweis Enterprises, LLC, a company controlled by Christopher Leichtweis, our President. The space, in Knoxville, Tennessee, serves as the headquarters for SEC. The total rent paid to Leichtweis Enterprises, LLC during the twelve months ended June 30, 2009 was $344,028. The Company believes that the terms of such lease were made on terms no less favorable than could have been obtained from an unaffiliated third party.

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

Item 14. Principal Accountant Fees And Services

Coulter & Justus, P.C. audited our financial statements for the fiscal year ended June 30, 2009 and for the six month transition period ended June 30, 2008.

HJ & Associates, LLC audited our financial statements for the fiscal year ended December 31, 2007.

Audit Fees. During the year ended June 30, 2009, Coulter & Justus P.C. billed us an aggregate of $263,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-K for the six month transition period ended June 30, 2008.
•	Review of our financial statements included in our Quarterly Report on Form 10-Q for the year ended June 30, 2009.

During the six month transition period ended June 30, 2008; Coulter & Justus P.C. billed us an aggregate of $62,000 for professional services rendered for:

•	Review of our financial statements included in our Quarterly Reports on Form 10-Q for the year ended June 30, 2008.

During the year ended December 31, 2007, HJ & Associates, LLC billed us an aggregate of $120,000 for professional services rendered for:

•	Audit of our annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.
•	Review of our financial statements included in our Quarterly Reports on Form 10-QSB for the year ended December 31, 2007.

Audit-Related Fees.   During the year ended June 30, 2009 and the six month transition period ended June 30, 2008, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”. During the year ended December 31, 2007, HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

Tax Fees. During the year ended June 30, 2009 and the six month transition period ended June 30, 2008, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”. During the year ended December 31, 2007, HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

All Other Fees.   During the year ended June 30, 2009 and the six month transition period ended June 30, 2008, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”. During the year ended December 31, 2007, HJ & Associates, LLC billed us an aggregate of $0 for services rendered other than those described above under the heading “Audit Fees.”

All services provided by Coulter & Justus, P.C. and HJ & Associates, LLC have been pre-approved by the Audit Committee before either firm began to perform those services.

No services were rendered by Coulter & Justus, P.C. or HJ & Associates, LLC pursuant to paragraph (c)(7)(ii)C of Rule 2-01 of Regulation S-X.

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

Our audit committee was formed in February 2006, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by Counter & Justus, P.C. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by Coulter & Justus, P.C. which are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law. The audit committee has delegated to the Chairman of the audit committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by Coulter & Justus, P.C.

Since we did not have an audit committee in 2005, our full board of directors considered the nature of services performed by HJ & Associates, LLC, our audit firm at that time, and found them to be compatible with maintaining HJ & Associates’ independence. Subsequently, following the acquisition of SEC, our full board of directors considered the nature of services performed by Coulter & Justus, P.C. and found them to be compatible with maintaining Coulter & Justus, P.C.’s independence.

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

Incorporated by reference as Exhibit 2.1 to Form 8-K filed with the Commission on March 19, 2008

3.1	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference as Exhibit A to Scheduled 14C filed with the Commission on June 23, 2008.

3.2	Certificate of Designation for the Series G Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on February 14, 2006

3.3	Bylaws of the Company	Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form SB-2 filed with the Commission on August 13, 1997

3.4	Certificate of Designation of Series C Preferred Stock	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Commission on October 18, 2001

3.5	Certificate of Designation of Series D Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-K filed with the Commission on March 27, 2002

3.6	Certificate of Designation of Series E Preferred Stock	Incorporated by reference as Exhibit 3.4 to Form 10-K filed with the Commission on March 27, 2002

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 23, 2002	Incorporated by reference as Exhibit 3.6 to Form 10-K filed with the Commission on April 15, 2005

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 17, 2002	Incorporated by reference as Exhibit 3.7 to Form 10-K filed with the Commission on April 15, 2005

3.9	Certificate of Amendment to Certificate of Incorporation, dated January 5, 2006	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on February 2, 2006

3.10	Certificate of Designation of Series F Convertible Preferred Stock	Incorporated by reference as Exhibit 99.2 to Form 8-K filed with the Commission on October 7, 2005

3.11	Company’s Certificate of Designation for Series H Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on March 19, 2008

3.12	Certificate of Designation for Homeland Security Capital Corporation’s Series I Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K filed with the Commission on March 19, 2008

10.1	Securities Purchase Agreement, dated as of March 14, 2008 between the Company and YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on March 19, 2008

10.2	Registration Rights Agreement, dated as of March 14, 2008 between the Company and YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on March 19, 2008

10.3	Employment Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.3 to Form 10-K filed with the Commission on March 31, 2008.

10.4	Indemnification Agreement by and between C. Thomas McMillen and the Company	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on August 31, 2005

10.5	Securities Purchase Agreement dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on October 7, 2005

10.6	Escrow Agreement, dated as of October 6, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Commission on October 7, 2005

10.7	2005 Stock Option Plan	Incorporated by reference to Exhibit 10.13 to Form 10-K filed with the Commission on April 17, 2006

10.8	Securities Purchase Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on February 14, 2006

10.9	Investor Registration Rights Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on February 14, 2006

10.10	Investment Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on February 14, 2006

10.11	Security Agreement dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners, LP.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on February 14, 2006

10.12	Agreement and Plan of Merger, dated February 8, 2006, by and among Nexus Technologies Group, Inc., Corporate Security Solutions, Inc., CSS Acquisitions, Inc. and certain other persons named therein.	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on February 14, 2006

10.13	Series A Convertible Preferred Stock Purchase Agreement, dated February 8, 2006, by and between Homeland Security Capital Corporation and Nexus Technologies Group, Inc.	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on February 14, 2006

10.14	Securities Purchase Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to Form 8-K filed with the Commission on August 24, 2006

10.15	Investor Registration Rights Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.2 to Form 8-K filed with the Commission on August 24, 2006

10.16	Pledge and Security Agreement, dated as of August 21, 2006 between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on August 24, 2006

10.17	Security Agreement, dated as of March 14, 2008 between the Company, YA Global Investments, L.P. and certain subsidiaries of the Company	Incorporated by reference as Exhibit 10.3 to Form 8-K filed with the Commission on March 19, 2008

10.18	Warrant dated as of August 21, 2006 issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.5 to Form 8-K filed with the Commission on August 24, 2006

10.21	Purchase Agreement, dated as of July 3, 2007, between the Company, the other shareholders of Security Holding Corp., and SuperCom, Inc.	Incorporated by reference as Exhibit 10.1 to the Current Report of Form 8-K filed with the Commission on July 10, 2007

10.22	Employment Agreement by and between Michael T. Brigante and the Company.	Incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-QSB with the Commission on May 15, 2007

10.23	Form of Company Warrant, dated March 17, 2008	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the Commission on March 19, 2008

10.24	Form of Company Senior Secured Note, dated as of March 14, 2008 issued to YA Global Investments, L.P.	Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Commission on March 19, 2008

10.25	Guaranty, dated as of March 14, 2008, in favor of YA Global Investments, L.P. from certain subsidiaries of the Company	Incorporated by reference as Exhibit 10.6 to Form 8-K filed with the Commission on March 19, 2008

10.26	Warrant dated as of March 14, 2008 issued to YA Global Investments, L.P.	Incorporated by reference as Exhibit 4.1 to Form 8-K filed with the Commission on March 19, 2008

10.27	2008 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Form 10-K filed with the Commission on February 16, 2009

10.28	Common Stock Purchase Agreement, Dated November 26, 2008, by and between the Company and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.2 to Form 10-K filed with the Commission on February 16, 2009

10.29	Common Stock Purchase Agreement, Dated November 28, 2008, by and between the Company and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.3 to Form 10-K filed with the Commission on February 16, 2009

14.1	Code of Business Conduct and Ethics	Incorporated by reference as Exhibit 14.1 to Form 10-K filed with the Commission on April 14, 2004

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

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

HOMELAND SECURITY CAPITAL CORPORATION

/s/ C. Thomas McMillen
C. Thomas McMillen	Chief Executive Officer	September 28, 2009

/s/ Michael T. Brigante	Vice President and Chief Financial Officer	September 28, 2009
Michael T. Brigante

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen	Chief Executive Officer	September 28, 2009
C. Thomas McMillen	and Chairman of the Board
(Principal Executive Officer)

/s/ Michael T. Brigante	Vice President and Chief Financial Officer	September 28, 2009
Michael T. Brigante

/s/ Christopher P. Leichtweis	President and Director	September 28, 2009
Christopher P. Leichtweis

/s/ Brian C. Griffin	Director	September 28, 2009
Brian C. Griffin

/s/ Zev E. Kaplan	Director	September 28, 2009
Zev E. Kaplan

/s/ Philip A. McNeill	Director	September 28, 2009
Philip A. McNeill

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Homeland Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Homeland Security Capital Corporation and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statement of operations, stockholders’ (deficit) equity and cash flows for the year ended June 30, 2009 and the six months ended June 30, 2008. Homeland Security Capital Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Safety and Ecology Corporation Limited (“SECL”), a wholly owned subsidiary, for the year ended June 30, 2009, or the balance sheet as of June 30, 2008, which statements and balance sheet reflect total assets of $5,622,807 and $3,304,287 as of June 30, 2009 and 2008, respectively and total revenues of $516,717 for the year ended June 30, 2009. Those statements and balance sheet were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SECL, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Security Capital Corporation as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the year ended June 30, 2009 and the six months ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Coulter & Justus, P. C.

Knoxville, Tennessee
September 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Homeland Security Capital Corporation and Subsidiaries
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for the year ended December 31, 2007. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Homeland Security Capital Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2008

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	June 30, 2009	June 30, 2008	December 31, 2007
Cash	$ 2,356,534	$ 3,182,357	$ 57,521
Accounts receivable - net	13,425,804	11,977,737	3,993,723
Cost in excess of billings on uncompleted contracts	3,937,086	5,659,217	538,540
Other current assets	613,348	258,958	101,611
Total current assets	20,332,772	21,078,269	4,691,395
Fixed assets - net	4,398,833	5,493,396	269,255
Deferred financing costs - net	386,210	841,079	733,626
Notes receivable - related party	412,127	393,360	414,099
Notes payable - other	-	90,400	90,400
Securities available for sale	193,945	2,057,197	3,248,571
Other non-current assets	319,516	178,670	150,000
Intangible assets - net	391,372	497,622	-
Goodwill	6,403,982	4,266,702	-
Total assets	$ 32,838,757	$ 34,896,695	$ 9,597,346
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$ 10,003,336	$ 6,202,137	$ 2,639,721
Derivative liability	-	-	7,263,204
Current portion of related party debt	-	-	6,252,887
Current portion of long term debt	1,247,016	647,576	72,319
Notes payable - related party	50,110	1,526,137	-
Accrued interest and other liabilities	3,257,903	3,201,607	656,837
Billings in excess of costs on uncompleted contracts	1,022,125	824,402	144,885
Deferred revenue	59,636	43,164	-
Total current liabilities	15,640,126	12,445,023	17,029,853
Senior notes payable - related party	13,904,870	13,856,796	-
Interest payable - related party	2,210,131	493,060	-
Secured notes payable - related party	250,000	-	-
Long term debt, less current maturities	1,421,272	4,463,844	134,688
Dividends payable	1,869,107	400,833	-
Total liabilities	35,295,506	31,659,556	17,164,541
Warrants Payable - Series H	169,768	169,768	-
Stockholders' (Deficit) Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized,
1,918,080, 1,918,080 and 1,358,080 shares issued
and outstanding, respectively	14,261,207	12,346,481	135,808
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
53,270,160, 48,846,244 and 48,764,677 shares issued and
49,699,729, 48,846,244 and 48,764,677 shares outstanding,
respectively	53,270	48,846	48,765
Additional paid-in capital	54,131,548	51,385,199	47,799,790
Additional paid-in capital - warrants	272,529	148,652	-
Treasury stock - 3,570,431 shares at cost	(250,000)	-	-
Accumulated deficit	(70,953,480)	(59,339,836)	(55,219,082)
Accumulated comprehensive loss	(141,591)	(1,521,971)	(332,476)
Total stockholders' (deficit) equity	(2,626,517)	3,067,371	(7,567,195)
Total liabilities and stockholders' (deficit) equity	$ 32,838,757	$ 34,896,695	$ 9,597,346

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007 (Unaudited)	Year Ended December 31, 2007
Net contract revenue	$ 79,489,509	$ 23,154,250	$ 6,285,087	$ 12,628,183
Contract costs	67,806,658	19,166,303	4,856,212	9,592,926
Gross profit on contract revenue	11,682,851	3,987,947	1,428,875	3,035,257
Operating expenses
Marketing	308,499	89,274	16,648	28,499
Personnel	8,881,940	3,219,413	1,430,164	3,037,205
Insurance and facility costs	1,027,224	448,604	215,099	352,796
Travel and transportation	502,888	285,110	136,574	352,994
Other operating costs	939,776	145,824	70,040	114,160
Depreciation and amortization	1,285,756	192,068	36,699	71,480
Amortization of intangible assets	106,250	45,866	-	-
Professional services	711,776	234,820	419,788	698,616
Administrative costs	1,253,394	825,659	45,835	263,403
Total operating expenses	15,017,503	5,486,638	2,370,847	4,919,153
Operating loss	(3,334,652)	(1,498,691)	(941,972)	(1,883,896)
Other (expense) income
Interest expense	(2,011,991)	(882,358)	(323,611)	(954,846)
Amortization of debt discounts and offering costs	(552,943)	(805,214)	(1,192,766)	(2,799,123)
Currency loss	(405,821)	-	-	-
Adjustment of fair value of derivative liability	-	(513,516)	(155,710)	1,000,193
Impairment loss on securities available for sale	(3,317,837)	-	-	-
Gain on extinguishment of debt	-	3,377,997	-	-
Other income	92,597	62,408	58,668	51,673
Total other (expense) income	(6,195,995)	1,239,317	(1,613,419)	(2,702,103)
Loss from continuing operations	(9,530,647)	(259,374)	(2,555,391)	(4,585,999)
(Loss) income from discontinued operations
Loss from discontinued operations	-	-	(1,959,218)	(2,023,197)
Gain from sale of operating segment	-	-	-	3,657,930
(Loss) gain from discontinued operations	-	-	(1,959,218)	1,634,733
Net loss	(9,530,647)	(259,374)	(4,514,609)	(2,951,266)
Less preferred dividends and other beneficial conversion
features associated with preferred stock issuance	(2,082,998)	(3,934,993)	-	-
Net loss attributable to common stockholders	$ (11,613,645)	$ (4,194,367)	$ (4,514,609)	$ (2,951,266)
(Loss) income per common share - basic and diluted
Loss from continuing operations	$ (0.24)	$ (0.09)	$ (0.06)	$ (0.11)
Loss from discontinued operations	-	-	(0.05)	0.04
Basic and diluted EPS	$ (0.24)	$ (0.09)	$ (0.11)	$ (0.07)
Weighted average shares outstanding -
Basic and diluted	47,664,614	48,819,354	41,755,250	43,043,114

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007 (Unaudited)	Year Ended December 31, 2007
Cash flows from operating activities:
Net loss	$ (9,530,647)	$ (259,374)	$ (4,514,609)	$ (2,951,266)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on sale of operating segment	-	-	-	(3,657,930)
Gain on extinguishment of debt	-	(3,377,997)	-	-
Settlement of debt	-	-	(51,261)	(6,024)
Share-based compensation expense	2,150,773	121,764	181,151	352,056
Depreciation	1,842,723	620,279	36,699	71,480
Amortization of intangibles	106,250	45,866	-	-
Disposal of fixed assets	5,843	-	-	-
Change in allowance for bad debts	-	215,998	-	(57,407)
Impairment loss of securities available for sale	3,317,837	-	-	-
Write off of note receivable - related party	90,400	-	-	-
Equity valuation in subsidiaries	-	-	582,470	582,470
Amortization of debt discount	48,074	570,021	1,003,277	2,382,601
Amortization of debt offering costs	504,869	235,191	97,004	416,522
Valuation losses for changes in derivative liability	-	513,516	155,710	(1,000,193)
Changes in operating assets and liabilities:
Accounts receivable	(1,448,066)	3,631,614	(1,379,273)	(120,888)
Net assets of discontinued operations	-	-	745,271	476,741
Costs in excess of billings on uncompleted contracts	1,722,131	(743,841)	(87,241)	(272,568)
Other assets	(514,004)	97,924	(12,885)	(137,430)
Accounts payable	3,801,201	136,758	589,244	352,269
Billings in excess of costs on uncompleted contracts	197,723	(696,874)	(94,525)	(356,196)
Accrued interest and other liabilities	1,855,587	798,624	98,284	638,893
Deferred revenue	16,472	43,164	-	-
Net cash provided by (used in) operating activities	4,167,166	1,952,633	(2,650,684)	(3,286,870)
Cash flows from investing activities:
Purchase of fixed assets	(799,144)	(571,340)	(82,574)	(97,163)
Proceeds from sale of assets	45,141	-	-	-
Issuance of notes receivable from related parties	-	-	(500,000)	(504,499)
Collection of notes receivable from related parties	-	808,820	-	-
Investment in equity of subsidiaries	(113,403)	(9,539,773)	-	-
Investment activity from discontinued operations	-	-	55,434	743,142
Net cash (used in) provided by investing activities	(867,406)	(9,302,293)	(527,140)	141,480
Cash flows from financing activities:
Proceeds from convertible debentures - related party	-	-	2,750,000	2,750,000
Costs of convertible debentures - related party	-	-	(190,000)	(190,000)
Proceeds from preferred stock - related party	-	6,190,000	-	-
Proceeds from senior notes - related party	-	6,310,000	-	-
Debt offering costs	(50,000)	(982,773)	-	-
Proceeds from notes payable	58,136	2,771,622	480,128	514,277
Net (payments) borrowings on line of credit	(1,853,935)	2,365,935	-	-
Repayments of term debt	(647,333)	(6,182,166)	-	(474,402)
Proceeds from notes payable - related parties	50,000	-	-	-
Repayments of notes payable to related parties	(1,608,247)	-	-	-
Financing activity from discontinued operations	-	-	62,974	(611,147)
Net cash (used in) provided by financing activities	(4,051,379)	10,472,618	3,103,102	1,988,728
Effect of exchange rate changes on cash and cash equivalents	(74,204)	1,878	-	-
Net (decrease) increase in cash	(825,823)	3,124,836	(74,722)	(1,156,662)
Cash, beginning of period	3,182,357	57,521	776,139	1,214,183
Cash, end of period	$ 2,356,534	$ 3,182,357	$ 701,417	$ 57,521

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

					Additional				Total
				Additional	Paid-In			Accumulated	Stockholders'
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	(Deficit)
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Equity
Balance, January 1, 2007	$ 200,000	41,755,250	$ 41,755	$ 46,854,476	$ -	$ -	$ (52,267,816)	$ -	$ (5,171,585)
Conversion of debentures to
common stock	-	4,120,787	4,121	531,955	-	-	-	-	536,076
Conversion of preferred stock -
Series G	(64,192)	2,888,640	2,889	61,303	-	-	-	-	-
Value of vested stock options	-	-	-	352,056	-	-	-	-	352,056
Reduction in value of securities
available for sale	-	-	-	-	-	-	-	(332,476)	(332,476)
Net loss	-	-	-	-	-	-	(2,951,266)	-	(2,951,266)
Balance, December 31, 2007	135,808	48,764,677	48,765	47,799,790	-	-	(55,219,082)	(332,476)	(7,567,195)
Conversion of debentures to
common stock	-	81,567	81	3,105	-	-	-	-	3,186
Issuance of preferred stock
Series H	9,930,674	-	-	2,740,540	-	-	(2,740,540)	-	9,930,674
Series I	2,280,000	-	-	720,000	-	-	(720,000)	-	2,280,000
Series I warrants	-	-	-	-	148,652	-	-	-	148,652
Reduction in value of securities
available for sale	-	-	-	-	-	-	-	(1,191,374)	(1,191,374)
Currency translation	-	-	-	-	-	-	-	1,879	1,879
Dividends on Series H	-	-	-	-	-	-	(400,840)	-	(400,840)
Value of vested stock options	-	-	-	121,764	-	-	-	-	121,764
Net loss	-	-	-	-	-	-	(259,374)	-	(259,374)
Balance, June 30, 2008	12,346,482	48,846,244	48,846	51,385,199	148,652	-	(59,339,836)	(1,521,971)	3,067,372
Amortization of Series H warrants	14,725						(14,725)	-	-
Purchase of treasury stock	-	-	-	-	-	(250,000)	-	-	(250,000)
Dividends on Series H and Series I	-	-	-	-	-	-	(1,468,272)	-	(1,468,272)
Value of vested stock options	-	-	-	1,929,577	-	-	-	-	1,929,577
Stock options exercised	-	4,423,916	4,424	216,772	-	-	-	-	221,196
Reduction in value of securities
available for sale	-	-	-	-	-	-	-	(1,863,253)	(1,863,253)
Realization of impairment in
value of assets held for sale	-	-	-	-	-	-	-	3,317,837	3,317,837
Value or Series I shares released
from escrow	1,900,000	-	-	600,000	123,877	-	(600,000)	-	2,023,877
Currency translation	-	-	-	-	-	-	-	(74,204)	(74,204)
Net loss	-	-	-	-	-	-	(9,530,647)	-	(9,530,647)
Balance, June 30, 2009	$ 14,261,207	53,270,160	$ 53,270	$ 54,131,548	$ 272,529	$ (250,000)	$ (70,953,480)	$ (141,591)	$ (2,626,517)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is a consolidator of companies providing specialized technology-based radiological, nuclear, environmental disaster relief and technology driven electronic security solutions to government and commercial customers within the fragmented homeland security industry. We are focused on creating long-term value by taking a controlling interest in and developing our subsidiary companies through superior operations and management. We intend to operate businesses that provide homeland security products and services solutions, growing organically and by acquisitions. The Company is targeting emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities.

The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” In December 2005, the Company amended its Certificate of Incorporation to change its name to “Homeland Security Capital Corporation.”

The Company owns 93% of Nexus Technologies Group, Inc. (“Nexus”) and its wholly owned subsidiary Corporate Security Solutions, Inc. (“CSS”). Nexus provides integrated electronic security systems for the commercial and government security markets, through engineering, design and installation of open-ended technologically advanced applications.

The Company has a US-based joint venture with Polimaster, Inc., an Arlington, Virginia company involved in the field of nuclear and radiological detection and isotope identification. The joint venture operates as Polimatrix, Inc. (“PMX”) and is owned 51% by the Company. PMX uses technology licensed from Polimaster, Inc. in the development and sale of hand-held, networked detection devices intended to be sold to government and commercial customers.

As further described in Note 8, on March 13, 2008, in conjunction with its primary business plan, the Company, entered into an Agreement and Plan of Merger and Stock Purchase Agreement (the “Merger Agreement”) with Safety & Ecology Holdings Corporation (“Safety” or “SEC”) and certain persons named therein whereby the Company effectively acquired 100% of Safety, subject to future management equity incentive programs, and at June 30, 2009 owned 100% of the outstanding capital stock of Safety. Previously, Safety and the company agreed for the purpose of the transaction to transfer effective control of Safety to the Company as of March 1, 2008. From the period of March 1, 2008 until the purchase consideration was exchanged, the Company recorded $59,736 for interest imputed for the period. The accompanying financial statements include the results of Safety from March 1, 2008, the effective date of the acquisition, through June 30, 2009.

Safety, through its subsidiaries, is a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the Untied States and the United Kingdom. Safety’s main core business areas and service offerings include: (1) remediation, decommissioning and demolition (D&D), environmental/remedial construction and construction project management, (2) environmental services, (3) environmental technologies; and (4) CBRNE incident response and prevention and consequence management as well as catastrophic natural disasters response.

The Company owns a majority of the outstanding capital stock of its subsidiaries, controls each of the subsidiary boards of directors and provides extensive management and advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

2.      Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Homeland Security Capital Corporation and its controlled subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Minority interest of the outside equity holdings of the subsidiaries is recognized using the parent company theory.

Foreign Operations – SECL, a United Kingdom corporation, which is wholly owned by Safety had total assets of $622,804 and $4,304,287, total liabilities of $741,246 and $3,560,687 and a net loss of $708,744 and $247,637 as of and for the periods ending June 30, 2009 and 2008, respectively, which are included in the Company’s consolidated financial statements for those periods. The financial statements of SECL are translated using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations. The related translation adjustments are reported as a separate component of shareholders’ equity.

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

Fair Value of Financial Instruments - The carrying amount of items included in working capital approximate fair value because of the short maturity of those instruments. The carrying value of the Company's debt approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.

Revenue Recognition – Revenues are derived primarily from services performed under time and materials and fixed fee contracts and products sold. Revenues and costs derived from fixed price contracts are recognized using the percentage of completion (efforts expended) method. Revenue and costs derived from time and material contracts are recognized when revenue is earned and costs are incurred. Revenue and costs based on sale of products are derived when title to the products is transferred.

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

The asset, “costs in excess of billings on uncompleted contracts” represents revenues recognized in excess of billed amounts and also includes approximately $1,300,000 and $1,200,000 at June 30, 2009 and 2008, respectively, in unbilled claims for costs incurred in excess of contracted amounts for which the Company believes they have a legal right to recover, however the ultimate realization is subject to change in the near term. The liability, “billings in excess of costs on uncompleted contracts”, represents billings in excess of revenues recognized.

Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Cash consists of cash on hand and deposits in banks. At June 30, 2009, the Company has approximately $100,000 at risk for funds held in non-collateralized accounts subject to the Federal Deposit Insurance Corporation (FDIC) Guarantee.

Recognition of Losses on Receivables -  The Company generally does not require collateral from customers. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts. At June 30, 2009 and 2008 and at December 31, 2007 the Company had a consolidated bad debt allowance of $234,826, $345,998 and $130,000, respectively. Trade accounts receivable include approximately $2,400,000 and $2,800,000 of retainage receivables as of June 30, 2009 and 2008, respectively.

Property and Equipment - Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the lease. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals of assets are included in income. The Company periodically evaluates the carrying value by considering the future cash flows generated by the assets. Management believes that the carrying value reflected in the consolidated financial statements is fairly stated based on these criteria.

Debt Offering Costs - Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of senior secured notes. Should there be an early extinguishment of the debt prior to the stated maturity date, the remaining unamortized cost is expensed. Amortization expense amounted to $504,869, $235,191 and $416,522 for the year ended June 30, 2009, the six months ended June 30, 2008, and the year ending December 31, 2007, respectively. Amortization expense for the six months ended June 30, 2007 was $97,004 (unaudited).

The table below reflects the components of unamortized debt offering costs for the periods ended June 30, 2009, June 30, 2008 and December 31, 2007:

	2009	2008	2007
Beginning of period	$841,079	$733,626	$867,662
New debt offering costs	50,000	982,773	282,486
Amortized with converted debt	-	(434)	(24,286)
Amortized with debt extinguishment	-	(640,129)	-
Amortization expense	(504,869)	(234,757)	(392,236)

Debt financing cost, net	$386,210	$841,079	$733,626

Investments in Securities Available for Sale – The Company accounts for investments in marketable securities and other investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investment in equity securities with readily determinable fair values and for all investments in debt securities. As of June 30, 2009 and 2008 and December 31, 2007, all marketable securities were classified as securities available for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

The table below reflects the value of our securities available for sale as of June 30, 2009 and 2008 and December 31, 2007:

	Cost	Gross Unrealized Loss	Recognized Impairment Loss	Estimated Fair Value
June 30, 2009	$3,581,047	$ 69,265	$3,317,837	$ 193,945
June 30, 2008	$3,581,047	$1,523,850	-	$2,057,197
December 31, 2007	$3,581,047	$ 332,476	-	$3,248,571

Investment Valuation – Investments in equity securities are recorded at fair value represented by closing prices as quoted in active markets. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, investments are valued using quoted prices for similar equity securities in active markets. If similar equity securities do not represent our equity investments, our Board of Directors has approved a multi-step valuation process which includes (i) investments are reviewed by our Board of Directors with involvement of an independent valuation firm, if necessary, engaged by our Board of

Directors; (ii) the independent valuation firm conducts independent appraisals and makes their own independent assessment; (iii) the audit committee of our Board of Directors reviews and discusses the preliminary valuation from an independent appraisal; and (iv) the Board of Directors discusses the valuations and determines the fair value of each investment, in good faith, based on the input of our Directors, the independent valuation firm and the audit committee. Because of the inherent uncertainty of appraisals, valuation estimates determined by our Board of Directors may differ significantly the values that would have been used had a active market with quoted prices existed.

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

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

Stock Based Compensation – The Company accounts for stock based compensation under SFAS No. 123R "Shared Based Payment". Share based payment awards that result in a cost will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.

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

Employee Benefit Plans - Safety has a 401(k) profit sharing plan covering substantially all its employees. Employees are allowed to make before-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. Safety contributed $516,078 and $108,093 to its plan during the year ended June 30, 2009 and the six month transitional period ended June 30, 2008, respectively.

SECL, a wholly owned subsidiary of Safety, has a group stakeholder pension scheme for the benefit of its employees. The plan covers substantially all SECL employees and provides for SECL to contribute at least three percent of the eligible employee’s compensation to the plan. SECL contributed $4,549 and $2,052 to their plan during the year ended June 30, 2009 and the six month transitional period June 30, 2008, respectively.

The holding company and Nexus both have salary deferred plans which allow each company to make a discretionary match to their plan. Neither the holding company nor Nexus made contributions to their plans for the year ending June 30, 2009 or the six month period ended June 30, 2008.

Financial Presentation - Consolidated Statements of Operations and Cash Flows for the six months ended June 30, 2007 are unaudited and have been included for comparative purposes only.

Recent Accounting Pronouncements

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). The Company believes that the amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142-3 will not have a significant effect on our consolidated results of operations, financial position or cash flows.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” a replacement of FASB Statement No. 162. FASB Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of FASB Statement No. 168 will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, ‘Subsequent Events”. The objective of FASB Statement No. 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available for issue. In accordance with this statement, an entity should apply the requirement to interim or annual financial periods ending after June 15, 2009. The Company has adopted this pronouncement effective with this Annual Report on Form 10K and its adoption has not had a material impact on these consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. FASB Statement No. 167 is intended to improve financial reporting by enterprises involved in variable interest entities. As a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets” and concerns about the application of certain key provisions of Interpretation 46(R) not always providing timely and useful information about an enterprises involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact of applying the various provisions of FASB Statement No. 167.

Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At June 30, 2009, June 30, 2008 and December 31, 2007, the Company believes that there has been no impairment of its long-lived assets.

Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. Expenses incurred were $443,402, $89,274 and $28,499 for the year ended June 30, 2009, the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. Expense incurred for the six months ended June 30, 2007 was $16,648 (unaudited).

Net Earnings (Loss) Per Share - The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income attributable to common stockholders, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and warrants, the assumed conversion of preferred stock and the assumed vesting of stock option grants (using the treasury stock method), if dilutive.

Reclassifications - Certain prior year’s balances have been reclassified to conform with the current year presentation.

3. Fixed Assets, net

Cost and related accumulated depreciation of the fixed assets at June 30, 2009, June 30, 2008 and December 31, 2007 are as follows:

	2009	2008	2007

Office equipment	$382,293	$367,942	$42,347
Operating equipment	3,622,584	3,139,423	-
Computer equipment	1,951,472	1,781,828	30,731
Vehicles	908,124	886,360	338,470
Accumulative depreciation	(2,465,640)	(682,157)	(142,293)
Total fixed assets, net	$4,398,833	$5,493,396	$269,255

Depreciation expense was $1,842,726 (including $556,970 recorded in cost of contracts), $620,279 (including $428,211 recorded in cost of contracts), and $71,480 for the year ended June 30, 2009, the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. Depreciation expense for the six months ended June 30, 2007 was $32,099 (unaudited).

4. Intangible Assets, net

The components of intangible assets derived from the acquisition of Safety consist of the following at June 30:

	2009	2008
Depreciable intangibles:
Non-compete agreements	$ 92,665	$ 92,665
Contracts	445,823	445,823
	538,488	538,488
Less accumulated amortization	(152,116)	(45,866)
	386,372	492,622
Non-depreciable intangibles:
Trademarks	5,000	5,000
Total intangible assets, net of amortization at June 30,	$ 391,372	$ 497,622

Amortization expense for intangibles was $106,250 and $45,866 for the year ended June 30, 2009 and the six months ended June 30, 2008, respectively. Amortization expense for intangibles for the next five years is expected to be approximately $45,000 for each year ending from June 30, 2010 through June 30, 2014.

5. Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible asset exceeds its fair value. For the year ended June 30, 2009 and for the six months ended June 30, 2008, the Company did not incur any charges for impairment. For the year ended December 31, 2007,the Company recorded $483,942 as an impairment charge to goodwill.

6. Discontinued operations

On July 3, 2007, the Company entered into an agreement to sell the SHC business to Vuance Ltd. (“Vuance”). Pursuant to the terms of the agreement, dated July 3, 2007, by and among the Company, as majority shareholder of SHC, the other shareholders of SHC and SuperCom, Inc., a Delaware corporation and wholly owned subsidiary of Vuance (“SuperCom”), SuperCom agreed to acquire all of the issued and outstanding capital stock of SHC for a purchase price of $5.1 million, payable in Vuance ordinary (common) shares. All required conditions were met and the sale was closed on August 29, 2007.

On August 29, 2007, 692,660 ordinary (common) shares of Vuance were issued to the Company at a price of $5.17 per share. Vuance also repaid all obligations of SHC to the Company under a certain note in the amount of approximately $400,000. The Company agreed to certain lock-up periods during which it will not sell or otherwise dispose of the Vuance ordinary (common) shares.

Management has recognized the SHC activity as discontinued operations for the year ended December 31, 2007.  The following table reflects selected elements of SHC’s results for the six months ended June 30, 2007 and the year ended December 31, 2007:

	June 30, 2007 (unaudited)	December 31, 2007
Revenue	$ 2,163,570	$ 3,029,306
Gross Margin	874,119	1,279,261
Operating expenses (includes $483,942 of goodwill impairment write-down for the year ended December 31, 2007)	2,840,340	3,300,480
Other Expense	7,003	(1,978)
(Loss) gain from Discontinued Operations	(1,959,218)	(2,023,197)
Gain on Sale of Operating Segment	--	3,657,930
Income from Discontinued Operations	(1,959,218)	1,634,733

Total Assets	1,613,408	1,861,572
Total Liabilities	1,596,312	1,938,456

7. Minority Interest in Secure America Acquisition Corporation

The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC (“SAAH”), the principal initial stockholder of SAAC, pursuant to a promissory note (the “SAAH Note”). The SAAH Note has a maturity date of May 31, 2011 and bears interest at a rate of 5% per annum. All principal and accrued interest on the SAAH Note is due upon maturity. The obligations of SAAH under the SAAH Note have been guaranteed by our Chief Executive Officer and Chairman. As consideration for the issuance of the SAAH Note, the Company received 250,000 membership interests in SAAH. On October 22, 2007, the Company purchased 75,000 Class C membership interests in SAAH, through an investment in SAAH in the amount of $150,000. Through its membership interests in SAAH, the Company is deemed to beneficially own 2.6% of the outstanding capital stock of SAAC at June 30, 2009 and is entitled to receive 325,000 shares of common stock in SAAC if and when SAAC completes an acquisition or business combination which it has 24 months to consummate. At June 30, 2009 the balance of the promissory note due to the Company was $412,127, including accrued interest of $42,127.

In addition to the Company’s ownership in SAAH, our Chief Executive Officer and Chairman beneficially owns 1,178,733 membership interests in SAAH or approximately 56.8%, our Chief Financial Officer owns 82,500 membership interests in SAAH or approximately 4.0%, and two of our Directors, own 100,000 membership interests in SAAH or approximately 4.8% and 25,000 membership interests in SAAH or approximately 1.2%, respectively.

On June 25, 2007, SAAC filed a registration statement with the Securities Exchange Commission relating to an initial public offering (“IPO”) of 10,000,000 units, each unit comprised of one common share and one warrant to purchase a common share priced at $8.00/unit.

The Company has also entered into an agreement with SAAC to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services. The agreement became effective on October 29, 2007, the effective date of the SAAC registration statement as filed with the Securities Exchange Commission. Certain employees of the Company will perform required services pursuant to the SAAC Agreement.

Notwithstanding the completion of the SAAC IPO, the Company does not value at market prices the shares of common stock in SAAC it is entitled to receive as a result of its membership interests in SAAH. Management believes some uncertainty to the successful completion of an acquisition or business combination exists and therefore values its loan to SAAH at the principal amount plus accrued interest and its investment in SAAH at the original investment amount. The Company measures impairment of these amounts on a monthly basis and adjusts the amounts accordingly. At June 30, 2009, the Company recorded its investment in SAAH membership units at $150,000, which is classified with other non-current assets on the balance sheet.

8. Investment in Safety & Ecology Holdings Corporation

On March 13, 2008, the Company entered into a merger agreement with Safety. Previously, Safety and the Company agreed, for the purposes of the transaction, to transfer effective control of SEC to the Company as of March 1, 2008. From the period of March 1, 2008 until the purchase consideration was exchanged, the Company recorded $59,736 for interest inputed during this period. The accompanying financial statements include the results of Safety from March 1, 2008, the effective date of acquisition, through June 30, 2008 and for the year ended June 30, 2009.

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

In exchange for all of the issued and outstanding Safety common stock, the shareholders of Safety (the “Shareholders”) initially received: (1) an aggregate of 550,000 shares of Company’s Series I Convertible Preferred Stock (the “Series I Stock”) with an initial stated and liquidation value of $3,300,000, (2) warrants (the “Warrants”), to purchase up to 22,000,000 shares of the Company’s Common Stock, (3) unsecured promissory notes (the “Notes”) of Safety in an aggregate principal amount of $2,000,000, and (4) $3,900,000 in cash, (collectively, the “Merger Consideration”). Pursuant to the merger agreement, the Merger Consideration received by the Shareholders may be: (1) reduced based on Safety’s stockholders’ equity (as determined at closing) and (2) reduced or increased based on Safety’s working capital (as determined at closing). As of the closing of the merger there were no adjustments to the Merger Consideration received by the Shareholders. In addition, in the future, the Shareholders may receive up to an aggregate of $6,000,000 of the Company’s Common Stock if certain performance criteria are achieved by Safety in 2008 and 2009. The Series I Stock and Warrants were to be held in escrow for twelve months to offset any indemnification claims or purchase price adjustments pursuant to the merger agreement. As of June 30, 2009, all previously escrowed shares and warrants have been released to the former Shareholders of Safety.

Also pursuant to the merger agreement, (1) $6,650,000 in existing indebtedness of Safety was repaid, (2) $2,000,000 in Safety preferred stock was redeemed, and (3) approximately $2,400,000 of existing indebtedness of Safety was permitted to remain outstanding.

The Company amended its Certificate of Incorporation to designate 550,000 shares of its authorized preferred stock as Series I Convertible Preferred Stock. Each share of Series I Stock accrues a dividend of 12% per annum. The Series I Stock ranks pari passu with the Company’s Series H Convertible Preferred Stock (see Note 9 to the Consolidated Financial Statements) and is senior to all other series of the Company’s preferred stock and the Company’s Common Stock. The holder of the Series I Stock may convert the accrued dividends into Common Stock at a conversion price of $0.06 per share or receive a cash payment upon liquidation or sale of the Company. Each share of Series I Stock is convertible into 200 shares of Common Stock (effectively a conversion price of $0.038 per share at the date issued) and has a liquidation preference of $6.00 per share.

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

The following is an unaudited condensed statement of operations for the six months ended June 30, 2008 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Safety as though the Company had acquired the Safety shares on January 1, 2008:

	Homeland Security Capital Corporation (Consolidated) June 30, 2008	Safety & Ecology Holdings Corporation (Safety) January 1, 2008 -February 29, 2008	Pro Forma
Net contract revenue	$23,154,250	$9,583,863	$32,738,113
Gross margin on contracts	3,987,947	2,140,919	6,128,866
Operating income (loss)	(1,498,691)	534,741	(963,950)
Net loss	$(259,374)	$(123,913)	$(383,287)
Loss applicable to common shareholders	$(4,194,367)	$(123,913)	$(4,318,280)
Basic and diluted earnings (loss) per share	$(0.09)	$0.00	$(0.09)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, rounded to the nearest thousand, as recorded by the Company after finalizing its valuation analysis.

Estimated Fair Value

Current assets	$18,724,000
Property, plant and equipment	5,273,000
Other assets	29,000
Goodwill and other intangible assets	6,835,000

Total assets acquired	$30,861,000

Current liabilities	$13,501,000
Long term debt	1,885,000
Other liabilities	1,203,000

Total liabilities assumed	$16,589,000

Net assets acquired	$14,272,000

At June 30, 2009 goodwill and other intangible assets includes: $93,000 was assigned to non-compete agreements (1 year useful life), $446,000 was assigned to contracts (10 year useful life), $5,000 was assigned to trademarks (indefinite life) and $6,400,000 was assigned to goodwill.

9. Securities Purchase Agreement with YA Global Investments, L.P.

The Company’s Senior Secured Notes Payable and Convertible Debentures consist of the following:

	June 30,2009	June 30, 2008	December 31, 2007

Senior Secured Notes Payable (the New Notes)	$6,310,000	$6,310,000	$—
Senior Secured Notes Payable (the Exchange Notes)	6,750,000	6,750,000	—
Convertible Debentures (net of discounts) Extinguished in 2008	—	—	10,563,186
Debenture interest conversion note	878,923	878,923	—
Less debt discount	(34,053)	(82,127)	(4,310,299)
Senior notes payable	13,904,870	13,856,796	6,252,887
Less current portion	—	—	(6,252,887)
Long term portion	$13,904,870	$13,856,796	$—

On March 14, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with YA Global Investments, L.P. (“YA”), which provided for the following transactions:

Pursuant to the Purchase Agreement, the Company has authorized the designation of its Series H Convertible Preferred Stock, par value $.01 per share (the "Series H Stock"), consisting of 10,000 shares of Series H Stock, which are convertible into shares of the Company’s Common Stock, par value $0.001 in accordance with the terms of the Certificate of Designation of the Series H Stock of the Company (the "Certificate of Designation").

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

Each share of Series H Stock accrues a dividend of 12% per annum. The holder of the shares of Series H Stock (a “Series H Holder”) may convert the accrued dividends into Company common stock at a conversion price of $0.06 per share or receive a cash payment on liquidation or sale of the company. The Series H Stock will rank pari passu with the Company’s Series I Stock and senior to all other series of the Company’s preferred stock and the

Company’s Common Stock. Each share of Series H Stock is convertible into 33,334 shares of Common Stock (effectively a conversion price of $0.03 per share) and has a liquidation preference of $1,000 per share. Each share of Series H Stock may be voted on an as-converted basis with the Company’s Common Stock but in no instance will the voting power of a Series H Holder with respect to its Series H Stock (when aggregated with all other Common Stock beneficially owned by the Series H Holder) be permitted to exceed 9.99% of the shares permitted to vote at a meeting of the Company’s stockholders. In addition, Series H Holders are restricted from conversions of the Series H Stock that will result in it beneficially owning more than 9.99% of the Common Stock following such conversion, which is subject to waiver by the Series H Holder.

The Notes accrue interest at a rate of 13% per annum, to be increased by an additional 2% per annum if a certain contract is not awarded to Safety, and had an original maturity date of March 13, 2010. In March 2008, the Company and YA agreed to extend the maturity date of the Notes to April 1, 2011, except for $2,500,000, which remained due March 13, 2010. On September 18, 2009, the Company and YA agreed to extend the maturity date of the $2,500,000 to October 1, 2010. The obligations of the Company pursuant to the Purchase Agreement and the Notes have been guaranteed by Celerity Systems, Inc. (“Celerity”), Nexus and Homeland Security Advisory Services, Inc. (“HSAS”) pursuant to a Guaranty. The Notes are secured by the assets of the Company, Celerity and HSAS.

In connection with the Purchase Agreement, the Company issued to YA warrants to initially purchase up to 83,333,333 shares of Common Stock (the “YA Warrant”). The YA Warrant has an exercise price equal to $0.03, which may be adjusted under the terms of the YA Warrant, and has a term of five years from the date of issuance on March 17, 2008. In addition, the holder of the YA Warrant is restricted from exercises of the YA Warrant that will result in it beneficially owning more than 9.99% of the outstanding Common Stock following such exercise.  If the Company fails to file a registration statement, or if filed, fails to maintain the registration statements effectiveness covering the underlying shares pursuant to the YA Warrant, the Company will be required to settle the intrinsic value of the YA Warrant in cash. As a result of this feature in the Purchase Agreement the Company has recorded the value of the YA Warrant outside of permanent equity.

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

In connection with the transactions pursuant to the Purchase Agreement, an affiliate of YA will receive a monitoring fee of $800,000 in the aggregate for its monitoring and managing the YA investment in the Company payable ratably on June 30, 2008 and September 30, 2008. In addition, such affiliate received $50,000 for its structuring of the transaction and its due diligence costs. As of June 30, 2009 all these amounts have been paid.

The Company amended its Certificate of Incorporation to designate 10,000 shares of its authorized preferred stock as Series H Stock.

10. Income Taxes

The Company and certain of its subsidiaries file income tax returns in the US and in various state jurisdictions. With a few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years before 2003.

The Internal Revenue Service (IRS) has not notified the Company of any scheduled examination of the Company’s US income tax returns for 2004 through 2009. As of June 30, 2009, the IRS has proposed no adjustments to the Company’s tax positions.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of this adoption, the Company recognized no increase in the liability for unrecognized tax benefits.

There are no amounts included in the balance at June 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended June 30, 2009, the six months ended June 30, 2008, the year ended December 31, 2007 the Company recognized no interest or penalties.

The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities at June 30, 2009 and 2008 and December 31, 2007 are as follows:

	June 30, 2009	June 30, 2008	December 31, 2007
Deferred tax assets:
Net operating loss, capital loss and research credit carryforwards	$5,603,009	$4,382,868	$16,493,000
Related party accruals	846,259	188,793	256,200
Allowance for doubtful accounts	89,915	132,101	50,700
Vacation and workers compensation	109,850	146,914	—
Impairment loss on securities available for sale	1,270,400	—	—
Other temporary differences	21,388	48,281	—
Valuation allowance	(6,985,061)	(3,978,608)	(16,799,900)
Total deferred tax assets	$955,760	$920,349	$—

Deferred tax liabilities:
Depreciation and amortization expenses	$(745,236)	$(688,800)	$—
Amortization of intangible assets	(147,945)	(188,670)	—
Other temporary differences	(62,579)	(42,879)	—
Total deferred tax liabilities	(955,760)	(920,349)	—
Net deferred tax assets	$—	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be not realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. The valuation allowance was increased by $3,006,453 to $6,985,061 in 2009. During the period ended June 30, 2008, the Company decreased its valuation allowance by $12,821,292 to $3,978,608 primarily due to loss limitations from a change in control of a subsidiary.

The Company's income tax benefit differs from that obtained by using the federal statutory rate of 35% as a result of the following:

			Six months
	Year ended	Six months	Ended June 30	Year ended
	June 30	ended June 30	2007	December 31
	2009	2008	(unaudited)	2007

Computed “expected” tax benefit	$(3,335,726)	$ (14,482)	$(1,760,698)	$(1,015,700)
Increase in valuation reserve	3,006,453	724,558	846,969	238,548
Compensation from options	823,530	43,354	–	137,300

			Six months
	Year ended	Six months	Ended June 30	Year ended
	June 30	ended June 30	2007	December 31
	2009	2008	(unaudited)	2007

Gain on debt conversion	–	(1,293,435)	–	–
Valuation of derivative	–	505,805	659,880	539,139
Other	40,997	34,200	65,479	57,413
Loss from foreign subsidiary	248,061	–	–	–
State income tax benefit	(47,016)		–	(135,800)
Other, net	(736,299)	–	188,370	179,100
Income tax (benefit)	$ –	$ –	$ –	$ –

At June 30, 2009, the Company had an available net operating loss and capital loss carryforward of $16,466,637. These deductions create net operating loss carryforwards which in certain circumstances could become limited due to a change in control of the subsidiary. These amounts are available to reduce the Company's future taxable income and expire in the years 2014 through 2028 as follows:

Year of	Capital Loss	NOL	Total
Expiration	Carryover	Carryover	Carryover

2014	$90,400	$ 0	$ 90,400
2021		5,438	5,438
2022		3,438,195	3,438,195
2023		14,695	14,695
2024		4,031,488	4,031,488
2025		1,055,115	1,055,115
2026		3,066,650	3,066,650
2027		2,934,007	2,934,007
2028		1,830,649	1,830,649
	$90,400	$16,376,237	$16,466,637

11. Debentures

On February 6, 2006, the Company entered into a Securities Purchase Agreement with Yorkville Advisors, LP (“Yorkville”), which provided for the purchase by Yorkville of a Convertible Debenture (the "2006 A Debenture") in the amount of $4,000,000, which debenture was convertible into Common Stock. The 2006 A Debenture had an interest rate of 5% per annum.

On August 21, 2006, the Company entered into a Securities Purchase Agreement with Yorkville, which provided for the purchase by Yorkville of a secured Convertible Debenture (the "2006 B Debenture") in the amount of $4,000,000, which debenture is convertible into Common Stock. The 2006 B Debenture had an interest at rate of 5% per annum.

In connection with the Securities Purchase Agreement, the Company issued a warrant to Yorkville for 1,000,000 of the Common Stock. The warrant has an exercise price equal to $1.00, which may be adjusted under terms of the warrant, and has a term of five years from the date of issuance on August 21, 2006.

On June 1, 2007, the Company entered into a Securities Purchase Agreement with Yorkville Capital Partners, LP (“Yorkville”), which provided for the purchase by Yorkville of a secured convertible debenture (the “2007A Debenture”) in the amount of $2,750,000. The 2007A Debenture had an interest rate of at 12% per annum.

In connection with the Securities Purchase Agreement, the Company issued a warrant to Yorkville for 800,000 shares of the Common Stock (the “Warrant”). The Warrant has an exercise price equal to $0.15, which may be adjusted under the terms of the Warrant, and has a term of five years from the date of issuance on June 1, 2007.

Each of the aforementioned Debentures were accounted for in accordance with EITF-00-19 and SFAS 150, because there was no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature and the Company was not able to assert that it would have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature was accounted for as a derivative liability, with the change in fair value recorded in earnings each period. Additionally, the Company was not able to assert that it would have sufficient authorized and unissued shares to exchange for the warrant, if it was exercised. As a result, the warrant was accounted for as a liability, with the change in fair value recorded in earnings each period.

As discussed in Note 9, on March 14, 2008, the Company entered into a Purchase Agreement with YA, where YA acquired from the Company all of its convertible debentures. The transaction was accounted for as an extinguishment of debt resulting in a gain on the extinguishment of $3,377,977.

The table below reflects the Company’s debentures outstanding on March 14, 2008 and the corresponding gain on the extinguishment of the debentures:

	February 2006 Debenture 2006 A	August 2006 Debenture 2006 B	June 2007 Debenture 2007 A	August 2006 Warrant	June 2007 Warrant	Total

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Less: Cost of issuance	(520,000)	(569,863)	(282,491)			(1,372,354)
Net proceeds	$3,480,000	$3,430,137	$2,467,509			$9,377,646

Value of derivative liability at issue date	$3,331,544	$2,298,787	$2,335,962	$154,863	$92,486	$8,213,642
Gain (Loss) of value
of derivative liability	(585,631)	679,818	35,441	(142,833)	(74,646)	(87,851)
Converted debt	(349,071)	-	-	-	-	(349,071)
Gain on sale of debt	2,396,842	2,978,605	2,371,403	12,030	17,840	7,776,720

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Less debentures converted	(190,000)	-	-			(190,000)
	(3,810,000)	(4,000,000)	(2,750,000)			(10,560,000)

Debt discount	3,331,544	2,298,787	2,335,962			7,966,293
Less amortization
of discount	(2,342,237)	(1,183,450)	(618,598)			(4,144,285)
Converted debt	(63,413)	-	-			(63,413)
	(925,894)	(1,115,337)	(1,717,364)			(3,758,595)

Finance costs	520,000	569,863	282,486			1,372,349
Less amortization of costs	(339,320)	(293,375)	(74,806)			(707,501)
Converted debt	(24,720)	--	--			(24,720)
Loss of sale of debt	(155,960)	(276,488)	(207,680)	--	--	(640,128)
Net gain on sale of debt	$1,314,988	$1,586,780	$446,359	$12,030	$17,840	$3,377,997

12. Long-Term Debt

The Company’s long term debt is as follows:

	June 30,2009	June 30, 2008	December 31, 2007
Safety Promissory Note payable due in monthly installments of $38,296 including interest at 5.22% until March 2012, when the unpaid balance is due, collateralized by equipment with an original cost of $1,993,212	$1,452,342	$1,794,853	$ —
Safety Promissory Note payable due in monthly installments of $20,870 including interest at 5.85% until May 2011, when the unpaid balance is due, collateralized by equipment with an original cost of $648,000.	576,693	769,568	—
Safety Revolving Line of Credit	512,000	2,365,935	—

	June 30,2009	June 30, 2008	December 31, 2007
Nexus vehicle purchase obligations, due in aggregate monthly installments of approximately $5,200 including interest ranging from 7.24% to 12% until December 2014, collateralized by vehicles with an original cost of approximately $248,000.	106,545	115,234	149,661
Other notes payable	20,708	65,830	57,346
Total notes payable	2,668,288	5,111,420	207,007
Less current portion	(1,247,016)	(647,576)	(72,319)
Long term portion	$ 1,421,272	$4,463,844	$134,688

SEC has a bank line of credit, which among other features includes:

(a)     An $8,000,000 Revolving Line of Credit (initial duration is two years expiring on March 17, 2010) available for working capital financing for SEC and all of its current and future subsidiaries including an inter-company facility for credit to foreign operations.

(b)     A monthly borrowing base determination based upon domestic accounts receivable (availability at June 30, 2009 was approximately $5,520,000).

(c)     Interest rate determined at LIBOR plus margin determined on a quarterly basis with reference to funded debt to domestic EBITDA ratio.  Margin range is 1.2% to 1.95% for an EBITDA ratio of over 2.25:1.  Maximum ratio is 2.5:1.

(d)     The ability to issue letters of credit in an aggregate principal amount not to exceed $4,000,000 subject to certain provisions.

Principal maturities of the Company’s long term debt for the next five years are as follows:

Year End June 30,

2010	$1,247,016
2011	787,085
2012	626,754
2013	4,948
2014	2,485

Total	$2,668,288

13. Series F Preferred Stock

On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. The Series F Preferred Stock provides for preferential liquidating dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The Series F Preferred Stock is convertible into shares of Common Stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to the beneficial conversion feature. As of June 30, 2009, none of the Series F Preferred Stock has been converted into shares of Common Stock.

14. Series G Preferred Stock

On February 6, 2006, the Company entered into an Investment Agreement with YA pursuant to which the Company exchanged with YA 1,000,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Shares") for 4,500,000 shares of the Common Stock owned by YA. Each share of Series G Preferred Shares may be converted, at Yorkville's discretion, into 4.5 shares of the Company’s Common Stock. The Series G Preferred Shares are senior in rank to all Common Stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10. The holders of Series G Preferred Shares are not entitled to receive any dividends.

During 2007, YA requested conversion of 641,920 shares of the Series G Shares which resulted in the issuance of 2,888,640 shares of the Common Stock.

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

15. Series H Preferred Stock

On March 17, 2008, the Company issued 10,000 shares of Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), to YA pursuant to a securities purchase agreement. Proceeds from the issuance amounted to $12,000,000 less costs of $850,000, or $11,150,000. The Series H Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series H Preferred Stock has a preferential liquidation amount of $1,000 per share or $10,000,000, plus all accumulated and unpaid dividends. Each share of Series H Preferred Stock is convertible into 33,334 shares of Common Stock at a conversion price equal to $0.03 per share, subject to availability. In 2008, the Company recorded a $2,740,540 dividend relative to the beneficial conversion feature. As of June 30, 2009, none of the Series H Preferred Stock has been converted into shares of Common Stock. (see Note 9 to the Consolidated Financial Statements)

16. Series I Preferred Stock

On March 13, 2008, the Company issued 550,000 shares of Series I Convertible Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”), to Safety pursuant to a merger agreement. The initial value of the stock issued as merger consideration was $3,300,000. Upon issuance, a portion of the Series I Preferred Stock was placed in escrow to offset any indemnification claims or purchase price adjustments pursuant to the merger agreement. As of June 30, 2009, all of the Series I Preferred Stock has been released from escrow. The Series I Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series I Preferred Stock has a preferential liquidation amount of $6.00 per share or $3,303,300, plus all accumulated and unpaid dividends. Each share of Series I Preferred Stock is convertible into 200 shares of Common Stock at a conversion price of $0.03 per share, subject to availability. As of June 30, 2009, none of the Series I Preferred Stock has been converted into shares of Common Stock. (see Note 8 to the Consolidated Financial Statements)

17. Stock Options

     Stock Options Awarded Under the 2005 Plan

In August 2005, the Company issued to an officer of the Company options to purchase 5,800,000 shares of Common Stock in the future. In January 2006, the Company issued to an employee options to purchase 100,000 shares of Common Stock in the future. These options were forfeited in September 2006. In May and July 2006, the Company issued 100,000 and 750,000 options to two employees respectively, to purchase shares of Common Stock in the future. Of these options, 100,000 were forfeited on February 2008. In December 2006, the Company issued 250,000 options to an employee to purchase shares of Common Stock in the future. On May 10, 2007, the Company modified the terms of 519,210 of the options previously issued to an employee, upon the appointment of that employee to the position of Chief Financial Officer.

Of the options granted in 2005, 2006 and 2007, options to purchase 314,093 shares of Common Stock vested during the year ended June 30, 2009 and the Company recorded $49,175 as compensation expense related to the vesting of these options. During the six month period ended June 30, 2008 and the year ended December 31, 2007, options to purchase 157,047 and 347,4274 shares of Common Stock vested, 50,000 options were forfeited and the Company recorded $24,587 and $52,438 as compensation expense related to the vesting of these options, respectively. Of the options granted under the 2005 Plan, the compensation expense related to non vested options not yet recognized amounts to $2,500 as of June 30, 2009, which expense is expected to be recognized during the quarter ended September 2009. There are 400,000 options available for award under the 2005 Plan.

Stock Options Awarded Under the 2008 Plan

In July 2008, the Company issued to two officers, three directors and one employee options to purchase 73,850,000 shares of Common Stock in the future.

Of the options granted in July 2008, options to purchase 46,135,442 shares of Common Stock vested during the year ended June 30, 2009 and the Company recorded $1,669,134 as compensation expense related to the vesting of these options. The compensation expense related to non vested options not yet recognized amounts to $1,000,576 as of June 30, 2009, which expense is expected to be recognized during the next four quarters. There are 1,150,000 options available for award under the 2008 Plan.

Stock Options Awarded Outside of Approved Plans

In 2005 and 2006, the Company issued to three directors and one consultant options to purchase 2,160,000 and 600,000 shares, respectively, of Common Stock in the future. In May 2007 a director resigned, forfeiting 720,000 options. Also in May 2007, a new director was granted 720,000 options to purchase shares of Common Stock in the future. Of the options granted in 2005, 2006 and 2007, options to purchase 370,000 shares of Common Stock vested during the year ended June 30, 2009 and the Company recorded $49,400 as compensation expense related to the vesting of these options. During the six month period ended June 30, 2008 and the year ended December 31, 2007, options to purchase 280,000 and 1,190,000 shares of Common Stock vested, 0 and 720,000 vested options were forfeited and the Company recorded $38,600 and $167,200 as compensation expense related to the vesting of these options, respectively.

Compensation expense for the six month period ended June 30, 2007 was $181,151 (unaudited), related to the vesting of all options during this period.

The compensation expense related to all non-vested options not yet recognized under all option plans amounted to $1,003,076 as of June 30, 2009, which expense is expected to be recognized over the next four quarters.

In January 2009, an employee of the Company exercised 33,360 options on a cashless basis as is permitted under the 2008 Plan. As a result of this exercise and the net issuance of 18,196 shares of Common Stock, the Company recorded $910 in compensation expense.

In February 2009, an officer of the Company exercised 2,000,000 options on a cashless basis as is permitted under the 2008 Plan. As a result of this exercise and the net issuance of 1,130,435 shares of Common Stock, the Company recorded $56,521 in compensation expense.

In April 2009, an officer of the Company exercised 2,000,000 options on a cashless basis as is permitted under the 2008 Plan. As a result of this exercise and the net issuance of 1,090,909 shares of Common Stock, the Company recorded $45,455 in compensation expense.

In May 2009, an officer of the Company exercised 2,820,313 options on a cashless basis as is permitted under the 2008 Plan. As a result of this exercise and the net issuance of 1,692,188 shares of Common Stock, the Company recorded $56,406 in compensation expense.

In June 2009, an officer of the Company exercised 820,313 options on a cashless basis as is permitted under the 2008 Plan. As a result of this exercise and the net issuance of 492,188 shares of Common Stock, the Company recorded $16,406 in compensation expense.

Information about the Company’s stock option awards are summarized below:

	June 2009			June 2008			December 2007
		Weighted Average			Weighted Average			Weighted Average
	Options	Exercise Price	Grant Date Fair Value	Options	Exercise Price	Grant Date Fair Value	Options	Exercise Price	Grant Date Fair Value
Outstanding at beginning of Year Granted Exercised Forfeited	9,560,000 73,850,000 7,673,986 (66,640)	$ 0.103 0.050 0.050 0.050	$ 0.107 0.036 0.036 0.036	9,660,000 - - (100,000)	$ 0.103 - - 0.140	$ 0.107 - - -	9,660,000 1,239,210 - (1,239,210)	$0.098 0.161 - 0.140	$ 0.111 - - -
Outstanding at end of year	75,669,374	$ 0.057	$ 0.049	9,560,000	$ 0.103	$ 0.107	9,660,000	$0.103	$ 0.107
Options exercisable at year end	47,992,293	$ 0.060	$ 0.050	8,855,073	$ 0.101	$ 0.095	7,410,600	$0.100	$ 0.097

All of the options reflected in the table above have been restated to reflect a 1 for 100 reverse split of the Common Stock (see Note 19 to the Consolidated Financial Statements).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes -pricing model with the following assumptions: risk-free interest rate of between 4.0% and 4.95% and volatility between 60% and 456% and expected lives of ten years. All options granted have a maximum three year service period.

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

18. Common Stock Warrants

On March 17, 2008, the Company granted warrants to purchase up to 22,000,000 shares of its Common Stock as part of the purchase consideration in the acquisition of Safety (see Note 8). A portion of the warrants were held in escrow, along with the Series I Preferred Stock to offset any indemnification claims or purchase price adjustments. As of June 30, 2009, all of the warrants have been released from escrow. The warrants have an exercise price of $0.03 with a term of five years from the date of issuance of March 17, 2008.

On March 14, 2008, in connection with the Securities Purchase Agreement with YA, the Company issued to YA a warrant to purchase up to 83,333,333 shares of common stock (see Note 9). The YA warrant vested when granted and has an exercise price equal to $0.03 with a term of five years from the date of issuance.

During 2007, the Company granted 800,000 warrants in connection with our 2007A Debenture. The exercise price of these warrants are $0.15.

All warrants were valued using the Black Scholes pricing model with the following assumptions; risk-free interest rate of between 2.2% and 4.95%, volatility of between 60% and 456% and expected life of five years.

19. Reverse Stock Split

At the Company’s stockholders meeting held on July 10, 2007, the common stockholders approved a resolution to amend the Certificate of Incorporation to effect a combination, or reverse split, of the Company’s Common Stock at a ratio of 1-for-100 and accordingly the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of Delaware which provided that the shares of Common Stock then issued and outstanding will be combined at a ratio of 1-for-100. The reverse split reduced number of authorized shares of Common Stock from 20,000,000,000 to 200,000,000 but did not change the par value of our Common Stock. Except for any changes resulting from the treatment of fractional shares, each stockholder held the same percentage of Common Stock outstanding immediately after the reverse stock split as such stockholder did immediately prior to the reverse stock split. Stockholders holding fractional shares will be entitled to receive cash in the amount of $0.001/share in lieu of their fractional shares. As of June 30, 2009, June 30, 2008 and December 31, 2007 the accounts of the Company and results of operations and cash flows have been computed giving effect to the reverse stock split.

20. Fair Value Measurements

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

Level 2 — Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3 — Unobservable inputs for the asset or liability.

As of June 30, 2009, the Company’s assets held for sale had a carrying value of $193,945, which was measured by quoted prices in active markets for identical assets.

The Company has not changed any reported amounts for net income from continuing operation, net income or any per share amounts as a result of this adoption.

21. Business Segments

The Company analyzes its assets, liabilities, cash flows and results of operations by operating unit or subsidiary. In the case of our platform companies, which are our first level subsidiaries, the Company relies on local management to analyze each of its subsidiaries and report to us based on a consolidated entity. As a result, the Company will make its financial decisions based on the overall performance of a first level subsidiary. Our subsidiaries derive their revenues and cash flow from different activities, (i) engineering and environmental remediation services in the case of SEC, (ii) design, installation and maintenance of electronic security systems in the case of Nexus, and (iii) sales of radiological detection products and services in the case of PMX.

The following table reflects the Company’s segments at June 30, 2009:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus )	Products Company (PMX.)	Services Company (Safety)	Consolidated
Revenues	$-	$6,462,511	$2,269,958	$70,757,040	$79,489,509
Gross margin	-	1,658,522	92,477	9,931,852	11,682,851
Operating expenses	4,091,993	1,111,156	284,626	8,243,972	13,731,747
Depreciation expense	7,593	43,116	-	1,235,047	1,285,756
Other expenses - net	(5,396,764)	(4,058)		(795,173)	(6,195,995)
Net (loss) income from continuing operations	(9,496,350)	500,192	(192,149)	(342,340)	(9,530,647)
Current assets	413,578	2,279,900	748,580	16,890,714	20,332,772
Total assets	631,412	2,250,198	748,580	28,954,567	32,838,757
Interest expense	1,717,435	17,780	-	276,776	2,011,991
Capital expenditures	-	61,165	-	737,979	799,144

The following table reflects the Company’s segments at June 30, 2008:

Homeland Security Capital Corporation Consolidated	Holding Company (HSCC)	Services Company (Nexus )	Products Company (PMX.)	Services Company (Safety)(1)	Consolidated
Revenues	$-	$2,259,837	$-	$20,894,413	$23,154,250
Gross margin	-	268,950	-	3,718,997	3,987,947
Operating expenses	768,495	1,128,902	200,313	3,196,860	5,294,570
Depreciation expense	4,600	36,862	-	150,606	192,068
Other income (expenses) – net	1,419,904	(12,684)	-	(167,903)	1,239,317
Net income (loss) from continuing operations	646,809	(907,996)	(201,815)	203,628	(259,374)
Current assets	818,658	1,887,241	3,331	18,369,039	21,078,269
Total assets	3,366,471	2,154,274	3,331	29,372,619	34,896,695
Interest expense	715,146	14,188	-	153,024	882,358
Capital expenditures	-	31,468	-	539,872	571,340

(1)     Reflects March 1, 2008 through June 30, 2008

The Company has elected not to include segment information for the year ended December 31, 2007 as it is management’s view that such information would be misleading.

22. Loss Per Share

The basic loss per share was computed by dividing the net loss applicable to common shareholders by the weighted average common shares outstanding during each period. Potential common equivalent shares of 638,157,067; 533,994,955 and 10,618,026 at June 30, 2009 and 2008 and December 31, 2007, respectively, are not included in the computation of per share amounts in the periods as the effect would be anti-dilutive.

Diluted earnings per share are computed using outstanding shares plus the Common Stock options and warrants that can be converted into Common Stock. Diluted earnings per share are not indicated for the year ending June 30, 2009, the six months ended June 30, 2008 or the year ending December 31, 2007 because these periods indicate losses and the computation would be anti-dilutive.

The reconciliations of the basic and diluted Earnings Per Share for the loss from continuing operations are as follows:

	June 30, 2009	June 30, 2008	June 30, 2007 (unaudited)	December 31, 2007
Basic and Diluted Earnings Per Share:

Income (Numerator)

Loss from continuing operations	$(9,530,647)	$(259,374)	$(2,555,391)	$(4,585,999)

Less: Warrants associated with the Series H Preferred Stock	—	(73,620)		—	—
Less: Series H Preferred Stock beneficial conversion feature	(14,724)	(2,740,540)		—	—
Less: Series I Preferred Stock beneficial conversion feature	(600,000)	(720,000)		—	—
Less: Preferred stock dividends	(1,468,274)	(400,833)		—	—
	$(11,613,645)	$(4,194,367)		$(2,555,391)	$(4,585,999)

Income from discontinued operations	—	—		(1,959,218)	1,634,733
Net loss attributable to common stockholders	(11,613,645)	(4,194,367)		(4,514,609)	(2,951,266)

Shares (Denominator)

Weighted-average number of common shares – Basic and Diluted	47,664,614	48,819,354		41,755,250	43,043,114

Earnings per Common Share: Basic and Diluted

Loss from continuing operations	$ (0.24)	$ (0.09)		$ (0.06)	$ (0.11)
Income (loss) from discontinued operations	—	—		$ (0.05)	$ 0.04
Basic and diluted earnings per share	$ (0.24)	$ (0.09)	$	$ (0.11)	$ 0.07

The adjustments to income from operations reflected in the table above are one time adjustments that are a result of the Company’s transaction with YA and the acquisition of Safety.

23. Cash Flows

 Supplemental disclosure of cash flow information for the year ended June 30, 2009, the six months ended June 30, 2008 and the year ended December 31, 2007, are as follows:

	Year Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007 (unaudited)		Year Ended December 31, 2007
Cash paid during the year for:
Interest	$294,556	$165,711	$309,272	$345,620

Supplemental disclosure of noncash activity:
Preferred Stock released from escrow	$2,023,877	$–	–	$–
Common Stock acquired with notes payable	250,000	–	–	–
Temporary impairment on securities available for sale	1,863,253	1,191,374	–	332,476
Dividends accrued on Preferred Stock	1,468,274	400,840	–	–
Dividends paid with Preferred Stock	14,724	–		–
Dividends recognized from beneficial conversion feature	–	3,460,540	–	–
Issuance of stock warrants	–	148,652	–	–
Debentures converted to Preferred Stock	–	3,810,000	–	–
Debentures converted to Common Stock	–	–	–	536,076
Preferred Stock converted to Common Stock	–	–	–	64,192

24. Commitments and Contingencies

Leases

The Company and its subsidiaries routinely enter into lease agreements for office space used in the normal course of business. Certain leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of our leases require additional payments to reimburse lessor for operating expenses such as real estate taxes, maintenance and utilities. At June 30, 2009 the Company occupied office and warehouse space under seven (7) separate leases. The following table shows the future minimum obligations under lease commitments in effect at June 30, 2009:

Year Ending June 30,	Operating Leases
2010	$698,339
2011	455,030
2012	366,264
2013	344,028
2014	344,028
Thereafter	1,347,443
Total	3,555,133

Rent expense, including related party amounts discussed in Note 25 below, for the year ended June 30, 2009, the six months ended June 30, 2008 and the year ended December 31, 2007 was $560,164, $330,773and $131,286, respectively. Rent expense for the six months ended June 30, 2007 was $75,329 (unaudited). Our leases have various termination dates between June 2010 and May 2018.

Commitments

The Company and its subsidiaries, in the normal course of business, routinely enter into consulting agreements for services to be provided to the Company. These agreements are generally short term and are terminable by either party on thirty (60) days notice. As a result, the Company does not believe it has any material commitments to consultants.

Licenses and Royalties

The Company and its subsidiaries routinely licensed technology and manufacturing rights in the normal course of business. Payments under these licenses are due upon the sale of the specific product(s) for which the license was obtained. The Company is not committed to fixed payment schedules or is it required to make minimum sales under any license.

Claims

During the ordinary course of business, the Company and its subsidiaries are subject to various disputes and claims and there are uncertainties surrounding the ultimate resolutions of these matters. Because of the uncertainties, it is at least reasonably possible that any amount recorded may change within the near term.

25. Related Party Transactions

Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under this agreement of $344,028 and $114,675 during the year ended June 30, 2009 and the six months ended June 30, 2008.

At June 30, 2009, the Company had a note payable to our President in the amount of $50,110, which includes accrued interest from June 15, 2009. The interest rate on the note is 5% and is payable on or before September 15, 2009. The Company has requested an extension of time for repayment of this note.

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At June 30, 2009 and 2008 the balance of the note, including interest was $412,127 and $393,360, respectively.

On October 23, 2008, the Company entered into an agreement with SAAC, a company controlled by our Chairman and Chief Executive Officer, to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. Certain employees of the Company will perform required services pursuant to the SAAC Agreement. The Company has received or accrued $90,000 for the aforementioned services in the year ended June 30, 2009.

26. Concentration of Customers and Suppliers

Significant Customers

For the year ending June 30, 2009, our SEC subsidiary generated approximately 75% of total revenues from prime contracts or subcontracts with the U.S. Government. SEC generated 10% or more of consolidated revenue over the last year from three significant customers. SEC had accounts receivable from five customers each with a balance greater than 10% that comprised 73% of consolidated accounts receivable. For the year ended June 30, 2009, our Nexus subsidiary generated approximately 78% of total revenues from two customers. For the year ended June 30, 2009, our PMX joint venture generated approximately 98% of total revenues from a contract with ILEAS.

For the year ending June 30, 2008, SEC generated approximately 78% of total revenues from contracts or subcontracts with the U.S. Government. SEC generated 37% of consolidated revenue from two significant customers during the four months ended June 30, 2008. As of June 30, 2008, SEC had accounts receivable from three customers each with a balance greater than 10%, comprising 39% of consolidated accounts receivable. For the six month ended June 30, 2008, our Nexus subsidiary generated approximately 40% of the total revenues from a contract with one significant customer.

Significant Suppliers

 As of June 30, 2009, except for PMX which purchases all of its products from Polimaster, we did not have a concentration of suppliers in any of our subsidiaries that upon the termination of the relationship or the inability to purchase products from them, for any reason, would have a material adverse effect on our business.

27. Changes in Estimates

Revisions in contract profits are made in the period in which circumstances requiring the revision become know. The effect of changes in estimates of contract profits was to increase net loss by approximately $1,600,000 in 2009 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the proceeding period.

28. Continuing Operations

The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2009, the Company has a stockholders’ deficit of $2,739,920. The Company incurred a net loss of $9,530,647 in 2009 which includes asset impairment charges and stock based compensation expense of approximately $3,300,000 and $1,943,000, respectively. Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and has implemented measures to increase profitability on our operations and reduce certain expenses.

During the course of fiscal year 2010, management intends to review all categories of expenses throughout the Company with the intention of making significant reductions. Additionally, the Company has initiated negotiations aimed at extending the current maturities of debt agreements and has retained a banking firm to act on its behalf.

Lastly, management believes it is well positioned to be awarded additional stimulus funded contracts, which will provide the Company with increased margins from those historically achieved.

29. Subsequent Events

The Company measures events and significant material transactions occurring after the balance sheet date (June 30,2009) in conjunction with SFAS No. 165. The following events occurred subsequent to June 30, 2009 and up to and through September 25, 2009:

On July 1, 2009, the Company retained Rodman & Renshaw to act as a non-exclusive financial advisor to the Company for transaction(s) or related services involving a purchase or sale of assets or a merger, acquisition or other business combination, including a recapitalization.

On September 18, 2009, the Company and YA entered into an agreement whereby YA agreed to extend the maturity date of $2,500,000, which is a portion of the senior notes, until October 1, 2010.

On September 25, 2009, the maturity date of Safety's line of credit was extended until October 30, 2010.