Form 10-Q
period 2009-09-30
Homeland Security Capital CORP
filed 2009-11-16
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number
814-00631
HOMELAND SECURITY CAPITAL CORPORATION
(Name of small business issuer in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2050585 (I.R.S. Employer Identification No.)

1005 North Glebe Road, Suite 550 Arlington, VA (Address of principal executive offices)	22201 (Zip code)
(703) 528-7073
(Issuer’s Telephone Number, Including Area Code)
Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
There were 49,699,729 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 13, 2009.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.
The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of September 30, 2009 and 2008, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2009.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30	June 30
	2009	2009
	(unaudited)
Assets
Cash	$1,578,706	$2,356,534
Accounts receivable — net	16,253,680	13,425,804
Cost in excess of billings on uncompleted contracts	3,419,282	3,937,086
Other current assets	409,168	613,348

Total current assets	21,660,836	20,332,772

Fixed assets — net	3,933,634	4,398,833
Deferred financing costs — net	250,618	386,210
Notes receivable — related party	416,790	412,127
Securities available for sale	270,137	193,945
Other non-current assets	329,621	319,516
Intangible assets — net	380,232	391,372
Goodwill	6,403,982	6,403,982

Total assets	$33,645,850	$32,838,757

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,674,271	$10,003,336
Current portion of long term debt	696,157	1,247,016
Notes payable — related party	50,740	50,110
Accrued interest and other liabilities	3,222,152	3,257,903
Billings in excess of costs on uncompleted contracts	1,126,588	1,022,125
Deferred revenue	53,934	59,636

Total current liabilities	12,823,842	15,640,126

Senior notes payable — related party	13,916,889	13,904,870
Interest payable — related party	2,646,261	2,210,131
Secured notes payable — related party	250,000	250,000
Long term debt, less current maturities	5,009,262	1,421,272
Dividends payable	2,271,386	1,869,107

Total liabilities	36,917,640	35,295,506

Warrants Payable — Series H	169,768	169,768

Stockholders’ Deficit
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,918,080 shares issued and outstanding	14,264,888	14,261,207
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 53,270,160 shares issued and 49,699,729 shares outstanding	53,270	53,270
Additional paid-in capital	54,404,902	54,131,548
Additional paid-in capital — warrants	272,529	272,529
Treasury stock — 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(72,105,289)	(70,953,480)
Accumulated comprehensive loss	(81,858)	(141,591)

Total stockholders’ deficit	(3,441,558)	(2,626,517)

Total liabilities and stockholders’ deficit	$33,645,850	$32,838,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2009	2008
Net contract revenue	$20,849,442	$17,667,231

Contract costs	17,303,240	14,832,940

Gross profit on contract revenue	3,546,202	2,834,291

Operating expenses
Marketing	67,440	69,757
Personnel	2,188,309	2,609,757
Insurance and facility costs	260,123	295,615
Travel and transportation	97,919	163,448
Other operating costs	216,945	232,623
Depreciation and amortization	346,694	147,530
Amortization of intangible assets	11,139	34,274
Professional services	196,188	315,183
Administrative costs	271,926	301,292

Total operating expenses	3,656,683	4,169,479

Operating loss	(110,481)	(1,335,188)
Other expense
Interest expense	(489,792)	(501,652)
Amortization of debt discounts and offering costs	(147,611)	(135,111)
Other income	32,190	30,861

Total other expense	(605,213)	(605,902)

Net loss before income tax expense	(715,694)	(1,941,090)
Income tax expense	30,155	—

Net loss	(745,849)	(1,941,090)
Preferred dividends and other beneficial conversion features associated with preferred stock issuance	(405,960)	(356,910)

Net loss attributable to common stockholders	$(1,151,809)	$(2,298,000)

Loss per common share — basic and diluted	$(0.02)	$(0.05)

Weighted average shares outstanding — basic and diluted	53,270,160	48,846,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(745,849)	$(1,941,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	273,354	982,095
Depreciation	496,572	438,044
Amortization of intangibles	11,139	34,274
Loss on disposal of fixed assets	2,111	—
Amortization of debt discount	12,019	12,018
Amortization of debt offering costs	135,592	123,093
Changes in operating assets and liabilities:
Accounts receivable	(2,827,876)	(410,138)
Costs in excess of billings on uncompleted contracts	517,804	(364,353)
Other assets	189,413	(130,831)
Accounts payable	(2,329,065)	(1,007,027)
Billings in excess of costs on uncompleted contracts	104,463	866,885
Accrued interest and other liabilities	401,009	781,176
Deferred revenue	(5,702)	3,159

Net cash used in operating activities	(3,765,016)	(612,695)
Cash flows from investing activities:
Purchase of fixed assets	(38,683)	(179,032)
Proceeds from sale of fixed assets	5,199	—

Net cash used in investing activities	(33,484)	(179,032)
Cash flows from financing activities:
Proceeds from notes payable	15,280	21,094
Net borrowings (payments) on line of credit	3,245,000	(1,153,935)
Repayments of term debt	(223,149)	(159,752)

Net cash provided by (used in) financing activities	3,037,131	(1,292,593)
Effect of exchange rate changes on cash and cash equivalents	(16,459)	(79,547)

Net decrease in cash	(777,828)	(2,163,867)
Cash, beginning of period	2,356,534	3,182,357

Cash, end of period	$1,578,706	$1,018,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

					Additional
				Additional	Paid-In			Accumulated	Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	(Deficit)
Balance, June 30, 2009	$14,261,207	53,270,160	$53,270	$54,131,548	$272,529	$(250,000)	$(70,953,480)	$(141,591)	$(2,626,517)
Amortization of Series H warrants	3,681						(3,681)	—	—
Dividends on Series H and Series I	—	—	—	—	—	—	(402,279)	—	(402,279)
Value of vested stock options	—	—	—	273,354	—	—	—	—	273,354
Increase in value of securities available for sale	—	—	—	—	—	—	—	76,192	76,192
Currency translation	—	—	—	—	—	—	—	(16,459)	(16,459)
Net loss	—	—	—	—	—	—	(745,849)	—	(745,849)

Balance, September 30, 2009	$14,264,888	53,270,160	$53,270	$54,404,902	$272,529	$(250,000)	$(72,105,289)	$(81,858)	$(3,441,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2009
1. Organization and Basis of Presentation of Unaudited Interim Financial Statements.
Organization
Homeland Security Capital Corporation (the “Company” or the “Holding Company”) is an international provider of specialized technology-based radiological, nuclear, environmental disaster relief and electronic security solutions to government and commercial customers. We are engaged in the strategic acquisition, operation, development and consolidation of companies operating in the chemical, biological, nuclear and explosive (“CBRNE”) incident response and security marketplace within the homeland security industry. We are focused on creating long-term shareholder value by taking a controlling interest in and developing our subsidiary companies through superior management, operations, marketing and finance. We operate businesses that provide products and services solutions, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sectors.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Safety & Ecology Holdings Corporation (“Safety”), and majority owned subsidiaries Nexus Technologies Group, Inc. (“Nexus”), and Polimatrix, Inc. (“PMX”). The Company controls each of the subsidiary boards of directors and provides extensive advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity. All intercompany balances and transactions have been eliminated.
Reclassifications — Certain prior period balances have been reclassified to conform with current period presentation.
The Company has evaluated the financial statements for subsequent events through the filing date of this Form 10-Q.

2. Fair Value Measurements
The Company follows Financial Accounting Standards Board Accounting Standards Codification 820 ( “FASB ASC 820”), Fair Value Measurements and Disclosures, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement). The three levels of fair value hierarchy are as follows:
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
As of September 30, 2009, the Company’s securities held for sale had a carrying value of $270,137, which was measured by quoted prices in active markets for identical assets.
3. Minority Interest in Secure America Acquisition Corporation
The Company has indirectly acquired a minority equity interest in Secure America Acquisition Corporation (“SAAC”). SAAC is a blank check company formed for the purpose of acquiring one or more operating businesses in the homeland security industry. Through its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”), the Company is deemed to beneficially own 2.6% of the outstanding capital stock of SAAC at September 30, 2009 and is entitled to receive 325,000 shares of common stock in SAAC if and when SAAC completes an acquisition or business combination which it has 24 months to consummate.
In addition to the Company’s ownership in SAAH, our Chief Executive Officer and Chairman beneficially owns 1,178,733 membership interests in SAAH or approximately 56.8%, our Chief Financial Officer owns 82,500 membership interests or approximately 4.0%, and two of our directors collectively own 125,000 membership interests in SAAH or approximately 6.0% of SAAH.
On October 29, 2007, the Securities and Exchange Commission (the “Commission”) declared effective a registration statement on Form S-1 filed by SAAC relating to an initial public offering (“IPO”) of 10,000,000 units, each unit comprised of one common share and one warrant to purchase a common share priced at $8.00/unit.
On October 29, 2009, SAAC consummated a business combination with Ultimate Escapes Holdings, LLC, as a result of which SAAC has been renamed Ultimate Esapes, Inc. (“UEI”) (NYSE/AMEX: UEI). Among various negotiated changes required to complete the transaction, SAAH agreed to accept a reduction in the number of founder shares it was otherwise entitled to receive under the original agreement with SAAC . As a result of the agreement between SAAC and SAAH, the Company agreed to accept a pro-rata reduction in the number of common shares associated with its number of SAAH membership interests from 325,000 to 43,339 The SAAH membership interests entitle the Company to receive 43,339 UEI common shares at the expiration of the SAAH escrow period, expected to be one year from the date of the business combination.
Management of the Company does not believe it is appropriate to measure its investment in SAAH membership units at the market price of UEI common shares. Management believes there is still uncertainty as to what market price might be achievable at the end of the escrow period and therefore has chosen to carry its investment in SAAH at cost and will continue to measure impairment to its investment periodically, using current market prices.
4. Income Taxes
The Company has not recorded any income tax benefit for the three months ended September 30, 2009 and 2008. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.

5. Stock Options
Stock Options Awarded Under the 2005 Plan
The 2005 stock option plan (the “2005 Plan”) consists of 7,200,000 options available for award under the plan. From August 2005 through October 2006, 6,800,000 options were granted under the 2005 Plan at strike prices ranging from $0.08 to $0.17. Of the options granted, all have vested through September 30, 2009 and $629,096 of compensation expense has been recognized in the financial statements of the Company through that date. During the three month periods ending September 30, 2009 and 2008, the Company recorded $2,500 and $31,594 as compensation expense, respectively, under the 2005 Plan. At September 30, 2009, there are 400,000 options available for award under the 2005 Plan. There have been no exercises of vested options under the 2005 Plan.
Stock Options Awarded Under the 2008 Plan
The 2008 stock option plan (the “2008 Plan”) consists of 75,000,000 options available for award under the plan. In July 2008, 73,850,000 options were granted under the 2008 Plan at a strike price of $0.05. Of the options granted, 53,041,175 have vested through September 30, 2009 and compensation expense of $1,919,278 has been recognized in the financial statements of the Company through that date. During the three month periods ending September 30, 2009 and 2008, the Company recorded $250,144 and $918,100 as compensation expense, respectively, under the 2008 Plan. At September 30, 2009, there are 1,216,640 options available for award under the 2008 Plan. Of the options vested under the 2008 Plan, 7,673,986 options have been exercised for a net issuance of 4,423,916 shares of Common Stock.
Stock Options Awarded Outside of Approved Plans
From December 2005 through May 2007, the Company granted 2,760,000 options to three directors and one consultant outside of the approved option plans at strike prices ranging from $0.12 to $0.17. All of these option awards have vested through September 30, 2009 and $390,000 in compensation expense has been recognized in the financial statements of the Company through that date.
The compensation expense related to all previously granted, non-vested options not yet recognized under all option plans amounted to $750,432 as of September 30, 2009, which compensation expense is expected to be recognized over the next three quarters.
Additional information about the Company’s stock option plans is summarized below:

	September 2009			June 2009
		Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	75,669,374	$0.057	$0.049	9,560,000	$0.103	$0.107
Granted	—	—	—	73,850,000	0.050	0.036
Exercised	—	—	—	(7,673,986)	0.050	0.036
Forfeited	—	—	—	(66,640)	0.050	0.036

Outstanding at end of period	75,669,374	$0.057	$0.049	75,669,374	$0.057	$0.049

Options exercisable at end of period	54,927,189	$0.059	$0.048	47,992,293	$0.060	$0.050

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of between 4.0% and 4.95% and volatility between 60% and 456% and expected lives of ten years. All options granted have a maximum three year service period.
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
6. Business Segments
The Company analyzes its assets, liabilities, cash flows and results of operations by operating unit or subsidiary. In the case of our subsidiary companies, the Company relies on local management to analyze each of its controlled subsidiaries and report to us based on a consolidated entity. As a result, the Company will make its financial decisions based on the overall performance of its direct subsidiaries. Our subsidiaries derive their revenues and cash flow from different activities, (i) engineering and environmental remediation services in the case of Safety, (ii) design, installation and maintenance of electronic security systems in the case of Nexus, and (iii) sales of radiological detection products and services in the case of PMX.
The following table reflects the Company’s segments at September 30, 2009:

Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$18,087,585	$2,082,857	$679,000	$20,849,442
Gross margin	—	2,940,858	578,184	27,160	3,546,202
Operating expenses	777,906	2,310,232	210,712	—	3,298,850
Depreciation expense	—	349,612	8,221	—	357,833
Other income (expense) — net	(547,172)	(60,266)	2,225	—	(605,213)
Net income (loss)	(1,226,600)	92,115	361,476	27,160	(745,849)
Current assets	137,871	18,099,581	2,713,509	709,875	21,660,836
Total assets	317,810	29,681,414	2,936,751	709,875	33,645,850
Interest expense	443,566	43,273	2,953	—	489,792
Capital expenditures	—	15,074	23,609	—	38,683
The following table reflects the Company’s segments at September 30, 2008:

Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$16,585,876	$1,070,193	$11,162	$17,667,231
Gross margin	—	2,341,174	492,334	783	2,834,291
Operating expenses	1,560,858	1,907,682	423,127	96,008	3,987,675
Depreciation expense	2,400	175,667	3,737	—	181,804
Other income (expense) — net	(515,790)	(83,945)	(6,167)	—	(605,902)
Net income (loss)	(2,079,048)	173,880	59,303	(95,225)	(1,941,090)
Current assets	447,560	17,613,658	1,747,143	756	19,809,117
Total assets	2,108,681	28,328,313	2,001,317	756	32,439,067
Interest expense	427,939	67,103	6,610	—	501,652
Capital expenditures	—	173,207	5,825	—	179,032

7. Loss Per Share
The basic loss per share was computed by dividing the net loss applicable to common shareholders by the weighted average shares of Common Stock outstanding during each period. Potential Common Stock equivalent shares of 617,414,882 and 645,894,693 at September 30, 2009 and 2008, respectively, are not included in the computation of per share amounts in the periods as the effect would be anti-dilutive.
Diluted earnings per share are computed using outstanding shares of Common Stock plus the Common Stock options and warrants that can be converted into Common Stock. Diluted earnings per share are not indicated for the three month periods ending September 30, 2009 and 2008 because these periods indicate losses and the computation would be anti-dilutive.
The reconciliations of the basic and diluted Loss Per Share for the loss from continuing operations are as follows:

	September 30,	September 30,
	2009	2008
Basic and Diluted Loss Per Share:
Loss (Numerator)	$(745,849)	$(1,941,090)
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	—
Less: Preferred stock dividends	(402,279)	(356,910)

Loss attributable to common stockholders	$(1,151,809)	$(2,298,000)

Shares (Denominator)
Weighted-average number of common shares:
Basic and diluted	53,270,160	48,846,244

Basic and diluted loss per share	$(0.02)	$(0.05)

8. Cash Flows
Supplemental disclosure of cash flow information for the three month periods ending September 30, 2009 and 2008, are as follows:

	September 30,	September 30,
	2009	2008
Cash paid during the year for:
Interest	$46,226	$165,711
Taxes	6,947	—

Supplemental disclosure for noncash investing and financing activity:
Temporary recovery (impairment) of value of securities available for sale	76,192	(782,705)
Dividends accrued on Preferred Stock	(402,279)	(356,910)

9. Related Party Transactions
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under this agreement of $86,007 and $86,006 during the three month periods ending September 30, 2009 and 2008, respectively.
At September 30, 2009, the Company had a note payable to our President in the amount of $50,740, including accrued interest of $740, bearing interest at 5% payable on or before February 19, 2010. Interest expense related to this note was $630 for the three months ended September 30, 2009.
On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At September 30, 2009 and 2008, the balance of the note, including interest was $416,790 and $398,023, respectively. Interest expense related to this note was $4,663 for each of the three month periods ended September 30, 2009 and 2008, respectively.
On October 29, 2007, the Company entered into an agreement with SAAC, a company controlled by our Chairman and Chief Executive Officer, to receive a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for up to 24 months. Certain employees of the Company will perform required services pursuant to such Agreement. The Company has earned $22,500 for the aforementioned services in each of the three month periods ended September 30, 2009 and 2008, respectively.
10. Continuing Operations
The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2009, the Company has a stockholders’ deficit of $3,441,558. The Company incurred a net loss of $745,849 during the three months ended September 30, 2009. Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and continues to implement measures to increase profitability on our operations and reduce certain expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2009, as may be updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of this Quarterly Report on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, the “Company,” “the Holding Company,” “we,” “us,” and “our” refer to Homeland Security Capital Corporation.
Overview
The Company focuses on the acquisition and development of businesses whose primary operations are in the CBRNE incident response and security marketplace of the homeland security industry. The Company’s near term focus is to grow these businesses both organically and through complementary acquisitions. The Company targets growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on homeland security opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues, build infrastructure and improve cash flows.
The Company currently conducts its ongoing operations through one wholly owned subsidiary and two majority-owned subsidiaries. Our wholly owned subsidiary Safety, is a provider of global environmental, hazardous material and radiological infrastructure remediation and advanced construction services in the United States and the United Kingdom. Our majority owned subsidiaries include Nexus, a security integration company having a presence in the Mid-Atlantic region with a focus on the New York City, New Jersey and Pensylvania markets and PMX, a company focused on radiological detection and isotope identification.

Results of Operations
Three Month Period Ended September 30, 2009 as Compared to the Three Month Period Ended September 30, 2008
Contract revenue
For the three months ended September 30, 2009, the Company recorded contract revenue of $20,849,442 as compared to $17,667,231 recorded for the three months ended September 30, 2008. The increase of $3,182,211 is further outlined below:

	Three Months Ended	Three Months Ended	Increase
	September 30, 2009	September 30, 2008	(Decrease)

Safety	$18,087,585	$16,585,876	$1,501,709	9.0%

Nexus	2,082,857	1,070,193	1,012,664	94.6%

PMX	679,000	11,162	667,838	5,983.1%

	$20,849,442	$17,667,231	$3,182,211	18.0%

The overall increase of $3,182,211 or 18.0% reflects increased revenues in all our subsidiaries attributable to both expanded services within existing contracts and services provided under new contracts as compared to the prior year. The significant increase in revenues for PMX is as a result of shipments to a significant customer that started in January 2009.
Contract cost
For the three months ended September 30, 2009, the Company recorded contract cost of $17,303,240 as compared to $14,832,940 recorded for the three months ended September 30, 2008. The increase of $2,470,300 is further outlined below:

	Three Months Ended	Three Months Ended	Increase
	September 30, 2009	September 30, 2008	(Decrease)

Safety	$15,146,727	$14,244,702	$902,025	6.3%

Nexus	1,504,673	577,859	926,814	160.4%

PMX	651,840	10,379	641,461	6,180.4%

	$17,303,240	$14,832,940	$2,470,300	16.7%

The overall increase of $2,470,300 or 16.7% are costs associated with the additional contract revenues noted above. Our gross profit on contract revenue improved from 16.0% for the three months ended September 30, 2008 to 17.0% for the three months ended September 30, 2009. This improved margin is mainly due to a more effective management of contract costs offset somewhat by additional costs to close out certain contracts as compared to the prior year.

Operating expenses
For the three months ended September 30, 2009, the Company recorded operating expenses of $3,656,683 as compared to $4,169,479 recorded for the three months ended September 30, 2008. The decrease of $512,796 is further outlined below:

	Three Months Ended	Three Months Ended	Increase
	September 30, 2009	September 30, 2008	(Decrease)

Holding Company	$777,906	$1,563,258	$(785,352)	(50.2%)

Safety	2,659,844	2,083,349	576,495	27.7%

Nexus	218,933	426,864	(207,931)	(48.7%)

PMX	—	96,008	(96,008)	—

	$3,656,683	$4,169,479	$(512,796)	(12.3%)

The overall decrease of $512,796 or 12.3% is primarily due to compensation expense associated with the accelerated vesting of stock options during the period ended September 30, 2008 not present in 2009 (Holding Company), offset by increased personnel costs during the three months ended September 30, 2009 due to an increase in the number of employees required to support increased operating levels (Safety). Nexus’ operating expenses decreased as a result of a reduction in staffing and PMX’s operating expense decreased due to operating efficiencies gained because Safety oversees certain operations of PMX.
Other income and expense
For the three months ended September 30, 2009, the Company recorded net other expenses of $605,213 as compared to $605,902 recorded for the three months ended September 30, 2008. The decrease of $689 is further outlined below by operating unit and functional line item:

	Three Months Ended	Three Months Ended	(Increase)
	September 30, 2009	September 30, 2008	Decrease

Holding Company	$(547,172)	$(515,790)	$(31,382)	(6.1%)

Safety	(60,266)	(83,945)	23,679	28.2%

Nexus	2,225	(6,167)	8,392	136.1%

	$(605,213)	$(605,902)	$689	0.1%

	Three Months Ended	Three Months Ended	(Increase)
	September 30, 2009	September 30, 2008	Decrease

Interest expense	$(489,792)	$(501,652)	$11,860	2.4%

Amortization of debt offering costs	(135,592)	(123,093)	(12,499)	(10.2%)

Amortization of debt discount	(12,019)	(12,018)	(1)	—

Interest and other income	32,190	30,861	1,329	4.3%

	$(605,213)	$(605,902)	$689	0.1%

The overall decrease of $689 or 0.1% mainly reflects the consistency of interest costs, amortization expense and interest and other income between the periods.
Net loss
As a result of the foregoing, the Company recorded a net loss of $745,849 for the three months ended September 30, 2009 as compared to a net loss of $1,941,090 for the three months ended September 30, 2008. These results reflect better margins on increased contract revenues and reductions in operating costs.
Liquidity And Capital Resources
The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $1,578,706, working capital of $8,836,994 and approximately $4,243,000 available for borrowing on our credit line at September 30, 2009. Our primary needs for cash are to fund our ongoing operations and to have cash available to make additional acquisitions of businesses that provide products and services in our target industries. While we believe that we have sufficient cash on hand to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.
During the three months ended September 30, 2009, we had a net decrease in cash of $777,828. Our sources and uses of funds were as follows:
Cash Flows From Operating Activities
We used net cash of $3,765,016 in our operating activities during the three months ended September 30, 2009 primarily from income of $184,938 (net loss of $745,849 adjusted for non-cash items of $930,787) offset by net uses of cash of $3,949,954 due to changes in our operating assets and liabilities.
Cash Flows From Investing Activities
We used net cash of $33,484 in our investing activities during the three months ended September 30, 2009, related to the purchase of fixed assets of $38,683 reduced by $5,199 in proceeds from the sale of fixed assets.
Cash Flows From Financing Activities
We provided net cash of $3,037,131 from our financing activities during the three months ended September 30, 2009, consisting of proceeds from borrowing for fixed asset purchases of $15,280 and net borrowing on Safety’s line of credit of $3,245,000 to reduce accounts payable, offset by repayment of installment notes payable of $223,149.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Risk is an inherent part of the Company’s business and activities. Risks relating to the Company’s operations result primarily from equity risks, contract risks, credit risks and foreign exchange rate risk. To manage the exposures on a consolidated basis, the Company follows various policies specific to each type of risk. We employ resources from our accounting departments, credit departments, contracting departments and outside consultants to help us mitigate the potential risks we face. Each risk, along with management’s mitigation policies is discussed below.
Equity Market Risks
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
Foreign Exchange Rate Risks
The Company operates, through a subsidiary, in the United Kingdom. In the course of normal operations, transfers of currency denominated in the US dollar and the British pound sterling regularly take place. The Company’s foreign currency exchange rate risk management strategy involves the use of foreign currency derivatives, typically in the form of foreign currency forward contracts, with durations of generally 12 months or less. At September 30, 2009, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.
The Company’s investment in foreign subsidiaries and affiliates translated into United States dollars using exchange rates in effect at September 30, 2009 was $1,087,850.

Item 4(T).	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting for the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a and 15d-15 of the Exchange Act.
PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
Exhibits.

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Exhibit filed with this Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION
Date: November 16, 2009	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)