Form 10-Q
period 2009-12-31
Homeland Security Capital CORP
filed 2010-02-22
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number
814-00631
HOMELAND SECURITY CAPITAL CORPORATION
(Name of small business issuer in its charter)

Delaware	52-2050585
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

1005 North Glebe Road, Suite 550
Arlington, VA	22201
(Address of principal executive offices)	(Zip code)
(703) 528-7073
(Issuer’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 19, 2010, there were 48,864,440 shares of common stock, par value $.001 per share, issued, 45,294,009 shares of common stock outstanding and 3,570,431 shares of common stock held in treasury.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of December 31, 2009 and for the three and six month periods ended December 31, 2009 and 2008, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2009.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	June 30
	2009	2009
	(unaudited)
Assets:
Cash	$1,087,259	$2,356,534
Accounts receivable — net	16,937,245	13,425,804
Cost in excess of billings on uncompleted contracts	5,895,497	3,937,086
Other current assets	547,101	613,348

Total current assets	24,467,102	20,332,772

Fixed assets — net	3,548,394	4,398,833
Deferred financing costs — net	139,026	386,210
Notes receivable — related party	421,453	412,127
Securities available for sale	138,532	193,945
Other non-current assets	327,937	319,516
Intangible assets — net	369,093	391,372
Goodwill	6,403,982	6,403,982

Total assets	$35,815,519	$32,838,757

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,263,780	$10,003,336
Current portion of long term debt	2,907,735	1,247,016
Current portion of long term debt — related party	2,500,000	—
Notes payable — related party	51,370	50,110
Accrued interest and other liabilities	2,839,065	3,257,903
Billings in excess of costs on uncompleted contracts	1,703,534	1,022,125
Income taxes payable	182,816	—
Deferred revenue	32,562	59,636

Total current liabilities	19,480,862	15,640,126

Senior notes payable — related party	11,428,907	13,904,870
Interest payable — related party	3,082,392	2,210,131
Secured notes payable — related party	250,000	250,000
Long term debt, less current maturities	1,102,621	1,421,272
Dividends payable	2,673,666	1,869,107

Total liabilities	38,018,448	35,295,506

Warrants Payable — Series H Preferred Stock	169,768	169,768

Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,918,080 shares issued and outstanding	14,268,569	14,261,207
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 48,864,440 and 53,270,160 shares issued and 45,294,009 and 49,699,729 shares outstanding, respectively	48,864	53,270
Additional paid-in capital	54,679,705	54,131,548
Additional paid-in capital — warrants	272,529	272,529
Treasury stock - 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(71,179,916)	(70,817,549)
Accumulated comprehensive loss	(210,214)	(141,591)

Total Homeland Security Capital Corporation stockholders’ deficit	(2,370,463)	(2,490,586)

Noncontrolling interest	(2,234)	(135,931)

Total stockholders’ deficit	(2,372,697)	(2,626,517)

Total liabilities and stockholders’ deficit	$35,815,519	$32,838,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net contract revenue	$26,572,415	$22,212,461	$47,421,857	$39,879,692

Contract costs	20,801,955	18,480,949	38,105,195	33,313,889

Gross profit on sales	5,770,460	3,731,512	9,316,662	6,565,803

Operating expenses:
Marketing	131,507	54,094	198,947	123,851
Personnel	2,027,003	1,744,094	4,215,312	4,353,851
Insurance and facility costs	278,391	226,407	538,514	522,022
Travel and transportation	92,454	109,053	190,373	272,501
Other operating costs	269,557	225,428	486,502	458,051
Depreciation and amortization	375,752	468,978	722,446	616,508
Amortization of intangible assets	11,140	34,274	22,279	68,548
Professional services	249,824	199,080	446,012	514,263
Administrative costs	246,194	326,140	518,120	627,432

Total operating expenses	3,681,822	3,387,548	7,338,505	7,557,027

Operating income (loss)	2,088,638	343,964	1,978,157	(991,224)
Other (expense) income:
Interest expense	(490,985)	(504,537)	(980,777)	(1,006,189)
Amortization of debt discounts and offering costs	(138,768)	(135,111)	(286,379)	(270,222)
Other income	14,344	28,633	46,534	59,494

Total other expense	(615,409)	(611,015)	(1,220,622)	(1,216,917)

Income (loss) income from continuing operations before income taxes	1,473,229	(267,051)	757,535	(2,208,141)
Income tax expense	(172,129)	(143,000)	(202,284)	(143,000)

Net income (loss)	1,301,100	(410,051)	555,251	(2,351,141)

Less: Net (income) loss attributable to noncontrolling interests	(76,524)	65,799	(105,697)	112,269

Net income (loss) attributable to Homeland
Security Capital Corporation stockholders	1,224,576	(344,252)	449,554	(2,238,872)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(405,960)	(360,591)	(811,921)	(721,180)

Net income (loss) attributable to common stockholders of Homeland Security Capital Corporation	$818,616	$(704,843)	$(362,367)	$(2,960,052)

Income (loss) per common share attributable to Homeland Security Capital Corporation stockholders - basic and diluted
Basic	$0.02	$(0.01)	$(0.01)	$(0.06)

Diluted	$0.00	$(0.01)	$(0.01)	$(0.06)

Weighted average shares outstanding -
Basic	53,270,160	47,506,560	53,270,160	48,183,683

Diluted	536,203,500	47,506,560	53,270,160	48,183,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$555,251	$(2,351,141)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Share-based compensation expense	543,751	1,348,278
Depreciation	1,022,187	886,497
Amortization of intangibles	22,279	68,548
Loss on disposal of assets	7,556	—
Amortization of debt discount	24,037	24,037
Amortization of debt offering costs	247,184	246,185
Changes in operating assets and liabilities:
Accounts receivable	(3,511,441)	(6,227,294)
Costs in excess of billings on uncompleted contracts	(1,958,411)	(76,718)
Other assets	48,500	17,678
Accounts payable	(739,556)	936,206
Billings in excess of costs on uncompleted contracts	681,409	2,625,933
Accrued interest and other liabilities	453,423	507,563
Income taxes payable	182,816	143,000
Deferred revenue	(27,074)	(15,407)

Net cash used in operating activities	(2,448,089)	(1,866,635)
Cash flows from investing activities:
Purchase of fixed assets	(200,804)	(313,321)
Proceeds from sale of assets	21,500	—
Investment received for noncontrolling interest of subsidiary	28,000	—

Net cash used in investing activities	(151,304)	(313,321)
Cash flows from financing activities:
Net borrowings on line of credit	1,691,000	1,178,065
Proceeds from notes payable	59,270	—
Payments on term debt	(406,942)	(332,107)

Net cash provided by financing activities	1,343,328	845,958
Effect of exchange rate changes on cash	(13,210)	(268,534)

Net decrease in cash	(1,269,275)	(1,602,532)
Cash, beginning of period	2,356,534	3,182,357

Cash, end of period	$1,087,259	$1,579,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

	Homeland Security Capital Corporation Shareholders
					Additional
				Additional	Paid-In			Accumulated		Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Interest	(Deficit)
Balance, June 30, 2009
As previously reported	$14,261,207	53,270,160	$53,270	$54,131,548	$272,529	$(250,000)	$(70,953,480)	$(141,591)	$—	$(2,626,517)
Adjustment for adoption of FASB ASC 810	—		—	—	—	—	135,931	—	(135,931)	—

Balance, June 30, 2009 as restated	14,261,207	53,270,160	53,270	54,131,548	272,529	(250,000)	(70,817,549)	(141,591)	(135,931)	(2,626,517)
Amortization of Series H warrants	—	—	—	—	—	—	(804,559)	—	—	(804,559)
Dividends on Series H and Series I	7,362	—	—	—	—	—	(7,362)	—	—	—
Value of vested stock options	—	—	—	543,751	—	—	—	—	—	543,751
Rescission of option exercise	—	(4,405,720)	(4,406)	4,406	—	—	—	—	—	—
Noncontrolling interest’s investment in subsidiary	—	—	—	—	—	—	—	—	28,000	28,000
Decrease in value of securities available for sale	—	—	—	—	—	—	—	(55,413)	—	(55,413)
Currency translation	—	—	—	—	—	—	—	(13,210)	—	(13,210)
Net income	—	—	—	—	—	—	449,554	—	105,697	555,251

Balance, December 31, 2009	$14,268,569	48,864,440	$48,864	$54,679,705	$272,529	$(250,000)	$(71,179,916)	$(210,214)	$(2,234)	$(2,372,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2009
1. Organization and Basis of Presentation of Unaudited Interim Financial Statements.
Organization
Homeland Security Capital Corporation (the “Company” or the “Holding Company”) is an international provider of specialized technology-based radiological, nuclear, environmental disaster relief and electronic security solutions to government and commercial customers. We are engaged in the strategic acquisition, operation, development and consolidation of companies operating in the chemical, biological, radiological, nuclear and explosive (“CBRNE”) incident response and security marketplace within the homeland security industry. We are focused on creating long-term shareholder value by taking a controlling interest in and developing our subsidiary companies through superior management, operations, marketing and finance. We operate businesses that provide products and services solutions, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sectors.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Safety & Ecology Holdings Corporation (“Safety”) (including Safety’s wholly-owned Untied Kingdom subsidiary Safety and Ecology Corporation Limited and majority owned subsidiary Radcon Alliance, LLC) and majority owned subsidiaries Nexus Technologies Group, Inc. (“Nexus”) and Polimatrix, Inc. (“PMX”). The Company controls each of the subsidiary boards of directors and provides extensive advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations. All intercompany balances and transactions have been eliminated.
In July 2009, the Company adopted FASB ASC Topic 810 “Noncontrolling Interest” (“FASB ASC 810”) (formerly known as FASB 160), which amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in a subsidiary. FASB ASC 810 further clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported in the financial statements. Accordingly, the Company has included the noncontrolling subsidiary minority interests in the current year financial statements and adjusted the previous year periods for comparative presentation.
Reclassifications – Certain prior period balances have been reclassified to conform with current period presentation related to the adoption of FASB ASC 810 “Noncontrolling Interest”.

The Company has evaluated the financial statements for subsequent events through the filing date of this Form 10-Q.
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (Topic 470). This Accounting Standards Update amends Subtopic 470-20, Debt with Conversion and Other Options and Subtopic 260-10, Earnings Per Share. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. This guidance was effective for the Company’s interim quarter ended December 31, 2009 and did not have a material effect on the financial position, results of operations, or cash flows of the Company.
2. Fair Value Measurements
The Company follows Topic 820 – Fair Value Measurements and Disclosures (“FASB ASC 820”), formerly known as SFAS 157 Fair Value Measurements, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement). The three levels of fair value hierarchy are as follows:
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
As of December 31, 2009, the Company’s securities available for sale had a carrying value of $138,532, which was measured by quoted prices in active markets for identical assets.
3. Minority Interest in Ultimate Escapes, Inc.
The Company has indirectly acquired a minority equity interest in Ultimate Escapes, Inc., a luxury destination club (“UEI”) (NYSE Amex: UEI; formerly known as Secure America Acquisition Corporation, or “SAAC”), as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009. Through its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”), the Company is deemed to beneficially own 40,912 shares, or approximately 1.5% of the outstanding capital stock of UEI, at December 31, 2009, and is entitled to receive such shares of common stock in UEI upon the release of SAAH’s shares from escrow, which is expected in October 2010.
In addition to the Company’s ownership in SAAH, our Chief Executive Officer and Chairman beneficially owns 149,867 membership interests in SAAH, or approximately 50.5% of SAAH’s membership interests; our Chief Financial Officer owns 10,385 membership interests, or approximately 3.5% of SAAH’s membership interests; and two of our directors collectively own 15,735 membership interests in SAAH, or approximately 5.3% of SAAH’s membership interests.

Management of the Company does not believe it is appropriate to measure its investment in SAAH membership units at the current market price of UEI common shares because the Company will not receive such shares until October 2010. Management believes there is still uncertainty as to what market price might be achievable at the end of the escrow period and therefore has chosen to carry its investment in SAAH at cost, but will continue to measure any impairment to its investment periodically, using current market prices.
4. Income Taxes
The Company has not recorded any federal income tax expense or benefit for the three and six months ended December 31, 2009 and 2008, mainly due to available federal net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.
5. Stock Options
Stock Options Awarded Under the 2005 Plan
There are 7,200,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2005 stock option plan (the “2005 Plan”). From August 2005 through October 2006, 6,800,000 options were granted under the 2005 Plan at strike prices ranging from $0.08 to $0.17. Of the options granted, all have vested through December 31, 2009, and $629,096 of compensation expense has been recognized in the financial statements of the Company through that date. During the six month periods ending December 31, 2009 and 2008, the Company recorded $2,500 and $63,187 as compensation expense, respectively, under the 2005 Plan. At December 31, 2009, there were 400,000 options available for award under the 2005 Plan. There have been no exercises of vested options under the 2005 Plan.
Stock Options Awarded Under the 2008 Plan
There are 75,000,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2008 stock option plan (the “2008 Plan”). In July 2008, 73,850,000 options were granted under the 2008 Plan at a strike price of $0.05. Of the options granted, 59,955,238 have fully vested, 33,360 have been exercised and 66,640 have been forfeited through December 31, 2009 and compensation expense of $2,169,422 has been recognized in the financial statements of the Company through that date. During the six month periods ending December 31, 2009 and 2008, the Company recorded $500,288 and $1,168,545 as compensation expense, respectively, under the 2008 Plan. At December 31, 2009, there are 1,216,640 options available for award under the 2008 Plan.
On December 31, 2009, two officers of the Company rescinded their prior exercise of 7,640,626 options, as a result of which 4,405,720 shares of common stock were cancelled by the Company and the options were reinstated in the respective officer’s names.
Stock Options Awarded Outside of the 2005 Plan and the 2008 Plan
From December 2005 through May 2007, the Company granted 2,760,000 options to three directors and one consultant outside of the 2005 Plan and the 2008 Plan at strike prices ranging from $0.12 to $0.17. All of these options have vested through December 31, 2009, and $390,000 in compensation expense has been recognized in the financial statements of the Company through that date.
The compensation expense related to all previously granted, non-vested options not yet recognized under all option plans amounted to $500,288 as of December 31, 2009, which compensation expense is expected to be recognized over the next two quarters.
Additional information about the Company’s stock option plans is summarized below:

	December 2009			June 2009
		Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	75,669,374	$0.057	$0.049	9,560,000	$0.103	$0.107
Granted	—			73,850,000	0.050	0.036
Rescinded (Exercised)	7,640,626	0.050	0.036	(7,673,986)	0.050	0.036
Forfeited	—			(66,640)	0.050	0.036

Outstanding at end of year	83,310,000	$0.056	$0.044	75,669,374	$0.057	$0.049

Options exercisable at end of period	69,481,878	$0.057	$0.046	47,992,293	$0.060	$0.050

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of between 4.0% and 4.95%, volatility between 60% and 456% and expected lives of ten years. All options granted have a maximum three year service period.
Not included in the table above, but included in consolidated compensation expense, are options issued by our subsidiaries to purchase shares of the subsidiaries’ common stock in the future or accept cash settlements in exchange for the increased value of any vested subsidiary options. Compensation expense for these options is calculated by comparing our subsidiaries to comparable publicly traded companies in their industry for stock volatility purposes and using the Black-Scholes option-pricing model.
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
The following tables reflect the Company’s segments for the three months ended December 31, 2009 and 2008, without regard to minority interests:

For the Three Months Ended December 31, 2009
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$22,344,769	$3,209,146	$1,018,500	$26,572,415
Gross margin	—	4,457,618	1,272,102	40,740	5,770,460
Operation expenses	385,135	2,305,371	304,263	22,699	3,017,468
Depreciation expense	—	638,687	25,667	—	664,354
Other income (expense) — net	(536,128)	(67,325)	(11,956)	—	(615,409)
Income tax (benefit) expense	(469,296)	641,425	—	—	172,129
Net income (loss) from continuing operations	(451,967)	804,810	930,216	18,041	1,301,100
Current assets	166,912	20,166,258	3,383,327	750,605	24,467,102
Total assets	101,159	31,343,452	3,620,303	750,605	35,815,519
Interest expense	(429,955)	(59,325)	(1,705)	—	(490,985)
Capital expenditures	—	110,108	52,013	—	162,121

For the Three Months Ended December 31, 2008
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$21,096,372	$1,114,289	$1,800	$22,212,461
Gross margin	—	3,461,847	267,865	1,800	3,731,512
Operation expenses	744,483	1,736,713	278,854	124,246	2,884,296
Depreciation expense	2,400	478,211	22,641	—	503,252
Other income (expense) — net	(521,788)	(85,494)	(3,733)	—	(611,015)
Income tax (benefit) expense	—	143,000	—	—	143,000
Net income (loss) from continuing operations	(1,268,671)	1,018,429	(37,363)	(122,446)	(410,051)
Current assets	128,954	23,664,296	1,960,382	2,495	25,756,127
Total assets	827,457	34,033,548	2,151,187	2,495	37,014,687
Interest expense	(431,093)	(68,652)	(4,792)	—	(504,537)
Capital expenditures	—	134,289	—	—	134,289
The following tables reflect the Company’s segments for the six months ended December 31, 2009 and 2008, without regard to minority interests:

For the Six Months Ended December 31, 2009
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$40,432,354	$5,292,003	$1,697,500	$47,421,857
Gross margin	—	7,398,476	1,850,286	67,900	9,316,662
Operation expenses	1,163,042	4,615,603	514,974	22,699	6,316,318
Depreciation expense	—	988,299	33,888	—	1,022,187
Other income (expense) — net	(1,083,299)	(127,591)	(9,732)	—	(1,220,622)
Income tax (benefit) expense	(567,774)	770,058	—	—	202,284
Net income (loss) from continuing operations	(1,678,567)	896,925	1,291,692	45,201	555,251
Current assets	166,912	20,166,258	3,383,327	750,605	24,467,102
Total assets	101,159	31,343,452	3,620,303	750,605	35,815,519
Interest expense	(873,521)	(102,598)	(4,658)	—	(980,777)
Capital expenditures	—	125,182	75,622	—	200,804

For the Six Months Ended December 31, 2008
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$37,682,248	$2,184,482	$12,962	$39,879,692
Gross margin	—	5,803,021	760,199	2,583	6,565,803
Operation expenses	2,305,341	3,644,395	701,981	220,254	6,871,971
Depreciation expense	4,800	653,878	26,378	—	685,056
Other income (expense) — net	(1,037,578)	(169,439)	(9,900)	—	(1,216,917)
Income tax (benefit) expense	—	143,000	—	—	143,000
Net income (loss) from continuing operations	(3,347,719)	1,192,309	21,940	(217,671)	(2,351,141)
Current assets	128,954	23,664,296	1,960,382	2,495	25,756,127
Total assets	827,457	34,033,548	2,151,187	2,495	37,014,687
Interest expense	(859,032)	(135,755)	(11,402)	—	(1,006,189)
Capital expenditures	—	307,514	5,807	—	313,321

7. Income (Loss) Per Share
The basic income (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of Common Stock outstanding during each period.
Diluted earnings per share are computed using outstanding shares of Common Stock plus the Preferred Shares, Common Stock options and warrants that can be exercised or converted, as applicable, into Common Stock. Diluted earnings per share are not indicated for the three month period ending December 31, 2008 and the six month periods ending December 31, 2009 and 2008 because these periods indicate losses and the computation would be anti-dilutive.
The reconciliations of the basic and diluted income (loss) Per Share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Basic and Diluted Earnings (Loss) Per Share:
Income (Loss) (Numerator)	$1,224,576	$(344,252)	$449,554	$(2,238,872)
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	(3,681)	(7,362)	(7,362)
Less: Preferred stock dividends	(402,279)	(356,910)	(804,559)	(713,818)

Loss attributable to common stockholders	$818,616	$(704,843)	$(362,367)	$(2,960,052)

Shares (Denominator)
Weighted-average number of common shares:
Basic	53,270,160	47,506,560	53,270,160	48,183,683
Diluted	536,203,500	47,506,560	53,270,160	48,183,683

Earnings Per Common Share

Basic income (loss) per share	$0.02	$(0.01)	$(0.01)	$(0.06)

Diluted loss per share	$0.00	$(0.01)	$(0.01)	$(0.06)

8. Cash Flows
Supplemental disclosure of cash flow information for the six month periods ending December 31, 2009 and 2008, are as follows:

	Six Months Ended December 31,
	2009	2008
Cash paid during the period for:
Interest	$107,256	$147,157
Taxes	$6,947	$—

Supplemental disclosure for noncash investing and financing activity:
Temporary impairment of value of securities available for sale	$(55,413)	$(1,641,602)
Dividends accrued on Perferred Stock	$(804,559)	$(713,818)
Dividends recognized from beneficial conversion feature	$(7,362)	$(7,362)
Purchase of treasury stock for notes	$—	$(250,000)

9. Related Party Transactions
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under this agreement of $172,012 and $172,014 during the six month periods ending December 31, 2009 and 2008, respectively.
At December 31, 2009, the Company has a promissory note due to our President in the amount of $51,370, including accrued interest of $1,370, bearing interest at 5% per annum and is due on or before February 19, 2010. Interest expense related to this note was $1,260 for the six months ended December 31, 2009.
On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At December 31, 2009 and June 30, 2009, the balance of the note, including interest, was $421,453 and $412,127, respectively. Interest income related to this note was $9,326 and $9,593 for the six month periods ended December 31, 2009 and 2008, respectively.
On October 29, 2007, the Company entered into an agreement with SAAC (now known as UEI), pursuant to which it received a monthly fee of up to $7,500 for providing SAAC with office space and certain office and administrative services for 24 months. Certain employees of the Company performed required services pursuant to such agreement. The Company has earned $30,000 and $45,000 for the aforementioned services in each of the six month periods ended December 31, 2009 and 2008, respectively. At December 31, 2009, the Company had a receivable due of $40,000 related to these services. This amount was paid in its entirety on January 6, 2010.
10. Series H Convertible Preferred Stock
In March 2008, the Company entered into a stock purchase agreement with YA Global Investments, L.P. (“YA”) pursuant to which the Company sold to YA 10,000 shares of its Series H Convertible Preferred Stock (“Series H Stock”). The Series H Stock is convertible into shares of Common Stock at an initial ratio of 33,333 shares of Common Stock for each share of Series H Stock, subject to adjustments, including Safety achieving certain earnings milestones, as defined, for the calendar years ending December 31, 2009 and 2008.
Safety operates its business on a fiscal year ending June 30. Safety achieved the first milestone for the calendar year ending December 31, 2008. However, based upon information available as of the date of this filing, the second financial milestone for the calendar year ended December 31, 2009, has not been satisfied, resulting in a potential adjustment to the conversion ratio yielding approximately 56,300 shares of Common Stock for each share of Series H Stock, or approximately a potential additional 230,000,000 shares of our Common Stock in the aggregate.
Management is currently discussing with YA the possibility of a waiver or amendment of any adjustment to the Series H Stock conversion ratio, however there can be no assurances YA will waive or amend the adjustment, if any, to the Series H Stock conversion ratio. YA has not exercised its conversion rights as of the date of this filing.
11. Continuing Operations
The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2009, the Company has a stockholders’ deficit of $2,372,697. The Company had net income (loss) of $555,251 and ($2,351,141) during the six months ended December 31, 2009 and 2008, respectively. Management recognizes that it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and continues to implement measures to increase profitability in our operations and reduce certain expenses.
12. Subsequent Events
In June 2009 the Company entered into an agreement YA extending the due date on its senior notes payable, and accrued interest, to YA from March 14, 2010 until October 1, 2010 for $2,500,000 and April 1, 2011 for $10,560,000. In exchange for the extension agreement, the Company agreed to an increase in the interest rate, from 13% to 15%, on the senior notes payable and certain other debt due to YA, effective January 1, 2010, if the Company failed to secure a certain contract by March 2010. In December 2009, the Company was informed that it had been eliminated from the award process for this contract. Accordingly, the Company will begin recording interest expense at the increased rate effective January 1, 2010.

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
The Company currently conducts its ongoing operations through one wholly owned subsidiary and two majority-owned subsidiaries. Our wholly owned subsidiary Safety, is a provider of global environmental, hazardous material and radiological infrastructure remediation and advanced construction services in the United States and the United Kingdom. Our majority owned subsidiaries include Nexus, a security integration company having a presence in the Mid-Atlantic region with a focus on the New York City, New Jersey and Pennsylvania markets and PMX, a company focused on radiological detection and isotope identification.

Results of Operations
Three Month Period Ended December 31, 2009 as Compared to the Three Month Period Ended December 31, 2008
Contract revenue
For the three months ended December 31, 2009, the Company recorded contract revenue of $26,572,415 as compared to $22,212,461 recorded for the three months ended December 31, 2008. The increase of $4,359,954 is further outlined below:

	Three Months Ended December 31,
	2009	2008	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	22,344,769	21,096,372	1,248,397	5.9%
Nexus	3,209,146	1,114,289	2,094,857	188.0%
PMX	1,018,500	1,800	1,016,700	56,483.3%

	$26,572,415	$22,212,461	$4,359,954	19.6%

The overall increase of $4,359,954 or 19.6% reflects increased revenues in all our subsidiaries attributable to both expanded services within existing contracts and services provided under new contracts as compared to the prior year. The significant increase in revenues for PMX is as a result of shipments to a significant customer that started in January 2009.
Contract cost
For the three months ended December 31, 2009, the Company recorded contract cost of $20,801,955 as compared to $18,480,949 recorded for the three months ended December 31, 2008. The increase of $2,321,006 is further outlined below:

	Three Months Ended December 31,
	2009	2008	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	17,887,151	17,634,525	252,626	1.4%
Nexus	1,937,044	846,424	1,090,620	128.9%
PMX	977,760	0	977,760	—

	$20,801,955	$18,480,949	$2,321,006	12.6%

The overall increase of $2,321,006, or 12.6%, are costs associated with the additional contract revenues noted above. Our gross profit on contract revenue improved from 17.0% for the three months ended December 31, 2008 to 21.7% for the three months ended December 31, 2009. This improved margin is mainly due to a more effective management of contract costs at all our subsidiaries.
Operating expenses
For the three months ended December 31, 2009, the Company recorded operating expenses of $3,681,822 as compared to $3,387,548 recorded for the three months ended December 31, 2008. The increase of 294,274 is further outlined below:

	Three Months Ended December 31,
	2009	2008	Increase (Decrease)
Holding Company	$385,135	$746,883	$(361,747)	(48.4%)
Safety	2,944,058	2,214,924	729,133	32.9%
Nexus	329,930	301,495	28,435	9.4%
PMX	22,699	124,246	(101,547)	(81.7%)

	$3,681,822	$3,387,548	$294,274	8.7%

The overall increase of $294,274, or 8.7%, is primarily due to increased personnel costs during the three months ended December 31, 2009 due to an increase in the number of employees required to support increased operating levels at Safety and Nexus partially offset by expense reduction in the holding company and PMX’s reductions of operating expenses due to operating efficiencies gained because Safety oversees certain operations of PMX.

Other income and expense
For the three months ended December 31, 2009, the Company recorded net other expenses of $615,409 as compared to $611,015 recorded for the three months ended December 31, 2008. The increase in net other expenses of $4,394 is further outlined below by operating unit and functional line item:

	Three Months Ended December 31,
	2009	2008	(Increase) Decrease
Holding Company	$(536,128)	$(521,788)	$(14,340)	(2.7%)
Safety	(67,325)	(85,494)	18,169	21.3%
Nexus	(11,956)	(3,733)	(8,223)	(220.3%)
PMX	—	—	—	—

	$(615,409)	$(611,015)	$(4,394)	(0.7%)

	Three Months Ended December 31,
	2009	2008	(Increase) Decrease
Interest expense	$(490,985)	$(504,537)	$13,552	2.7%
Amortization of debt offering costs	(126,750)	(123,092)	(3,658)	(3.0%)
Amortization of debt discount	(12,018)	(12,019)	1	—
Interest and other income	14,344	28,633	(14,289)	(49.9%)

	$(615,409)	$(611,015)	$(4,394)	(0.7%)

The overall increase in net other expenses of $4,394, or 0.7%, mainly reflects the consistency of interest costs, amortization expense and interest and other income between the periods.
Net income (loss)
As a result of the foregoing, the Company recorded net income of $1,301,100 for the three months ended December 31, 2009 as compared to a net loss of $410,051 for the three months ended December 31, 2008. These results reflect larger margins on increased contract revenues and reductions in operating costs during the current period.
Six Month Period Ended December 31, 2009 as Compared to the Six Month Period Ended December 31, 2008
Contract revenue
For the six months ended December 31, 2009, the Company recorded contract revenue of $47,421,857 as compared to $39,879,692 recorded for the six months ended December 31, 2008. The increase of $7,542,165 is further outlined below:

	Six Months Ended December 31,
	2009	2008	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	40,432,354	37,682,248	2,750,106	7.3%
Nexus	5,292,003	2,184,482	3,107,521	142.3%
PMX	1,697,500	12,962	1,684,538	12,996.0%

	$47,421,857	$39,879,692	$7,542,165	18.9%

The overall increase of $7,542,165, or 18.9%, reflects increased revenues in all our subsidiaries attributable to both expanded services within existing contracts and services provided under new contracts as compared to the prior year. The significant increase in revenues for PMX is as a result of shipments to a significant customer that started in January 2009.

Contract cost
For the six months ended December 31, 2009, the Company recorded contract cost of $38,105,195 as compared to $33,313,889 recorded for the six months ended December 31, 2008. The increase of $4,791,306 is further outlined below:

	Six Months Ended December 31,
	2009	2008	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	33,033,878	31,879,227	1,154,651	3.6%
Nexus	3,441,717	1,424,283	2,017,434	141.6%
PMX	1,629,600	10,379	1,619,221	15,600.9%

	$38,105,195	$33,313,889	$4,791,306	14.4%

The overall increase of $4,791,306, or 14.4%, are costs associated with the additional contract revenues noted above. Our gross profit on contract revenue improved from 16.5% for the six months ended December 31, 2008 to 19.6% for the six months ended December 31, 2009. This improved margin is mainly due to a more effective management of contract costs at all our subsidiaries.
Operating expenses
For the six months ended December 31, 2009, the Company recorded operating expenses of $7,338,505 as compared to $7,557,027 recorded for the six months ended December 31, 2008. The decrease of $218,522 is further outlined below:

	Six Months Ended December 31,
	2009	2008	Increase (Decrease)
Holding Company	$1,163,042	$2,310,141	$(1,147,099)	(49.7%)
Safety	5,603,902	4,298,273	1,305,629	30.4%
Nexus	548,862	728,359	(179,497)	(24.6%)
PMX	22,699	220,254	(197,555)	(89.7%)

	$7,338,505	$7,557,027	$(218,522)	(2.9%)

The overall decrease of $218,522, or 2.9%, is primarily due to compensation expense associated with the accelerated vesting of stock options during the period ended December 31, 2008 not present in 2009 (Holding Company), offset by increased personnel costs during the six months ended December 31, 2009 due to an increase in the number of employees required to support increased operating levels (Safety). Nexus’ operating expenses decreased as a result of streamling overhead expenditures and PMX’s operating expense decreased due to operating efficiencies gained because Safety oversees certain operations of PMX. Operating expenses were 15.5% of contract revenue for the six months ended December 31, 2009 and 19.0% of contract revenues for the six months ended December 31, 2008.
Other income and expense
For the six months ended December 31, 2009, the Company recorded net other expenses of $1,220,622 as compared to $1,216,917 recorded for the six months ended December 31, 2008. The increase in net other expense of $3,705 is further outlined below by operating unit and functional line item:

	Six Months Ended December 31,
	2009	2008	(Increase) Decrease
Holding Company	$(1,083,299)	$(1,037,578)	$(45,721)	(4.4%)
Safety	(127,591)	(169,439)	41,848	24.7%
Nexus	(9,732)	(9,900)	168	1.7%
PMX	—	—	—	—

	$(1,220,622)	$(1,216,917)	$(3,705)	(0.3%)

	Six Months Ended December 31,
	2009	2008	(Increase) Decrease
Interest expense	$(980,777)	$(1,006,189)	$25,412	2.5%
Amortization of debt offering costs	(262,342)	(246,185)	(16,157)	(6.6%)
Amortization of debt discount	(24,037)	(24,037)	—	—
Currency loss	(151)	—	(151)	—
Interest and other income	46,685	59,494	(12,809)	(21.5%)

	$(1,220,622)	$(1,216,917)	$(3,705)	(0.3%)

The overall increase in net other expenses of $3,705, or 0.3%, mainly reflects the consistency of interest costs, amortization expense and other income between the periods.
Net income (loss)
As a result of the foregoing, the Company recorded net income of $555,251 for the six months ended December 31, 2009 as compared to a net loss of $2,351,141 for the six months ended December 31, 2008. These results reflect larger margins on increased contract revenues and reductions in operating costs during the current period.
Liquidity and Capital Resources
The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $1,087,259, working capital of $4,986,240 and approximately $5,800,000 available for borrowing on our credit line at December 31, 2009. Our primary needs for cash are to fund our ongoing operations and to have cash available to make additional acquisitions of businesses that provide products and services in our target industries. While we believe that we have sufficient cash on hand and available credit to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.
During the six months ended December 31, 2009, we had a net decrease in cash of $1,269,275. Our sources and uses of funds were as follows:
Cash Flows From Operating Activities
We used net cash of $2,448,089 in our operating activities during the six months ended December 31, 2009 primarily from income of $2,422,245 (net income of $555,251 adjusted for non-cash items of $1,866,994) offset by net uses of cash of $4,870,334 due to changes in our operating assets and liabilities.
Cash Flows From Investing Activities
We used net cash of $151,304 in our investing activities during the six months ended December 31, 2009, related to the purchase of fixed assets of $200,804 reduced by $21,500 in proceeds from the sale of fixed assets plus net working assets of $28,000 acquired by minority investment in a controlled subsidiary.
Cash Flows From Financing Activities
We provided net cash of $1,343,328 from our financing activities during the six months ended December 31, 2009, consisting of proceeds from borrowing for fixed asset purchases of $59,200 and net borrowing on Safety’s line of credit of $1,691,000 to reduce accounts payable, offset by repayment of installment notes payable of $406,942.
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide information required by this item.
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
As of December 31, 2009, we are not subject to any material legal proceedings. From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business
Item 1A. Risk Factors.
As a smaller reporting company, we are not required to provide information required by this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits
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

HOMELAND SECURITY CAPITAL CORPORATION
Date: February 22, 2010	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)