Form 10-Q
period 2010-03-31
Homeland Security Capital CORP
filed 2010-05-17
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2010, there were 48,567,259 shares of common stock, par value $.001 per share, issued, 44,995,830 shares of common stock outstanding and 3,571,429 shares of common stock held in treasury.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of March 31, 2010 and for the three and nine month periods ended March 31, 2010 and 2009, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2009.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31	June 30
	2010	2009
	(unaudited)
Assets:
Cash	$2,708,542	$2,356,534
Accounts receivable — net	17,254,331	13,425,804
Cost in excess of billings on uncompleted contracts	6,140,024	3,937,086
Other current assets	570,856	613,348

Total current assets	26,673,753	20,332,772

Fixed assets — net	3,168,057	4,398,833
Deferred financing costs — net	30,288	386,210
Notes receivable — related party	426,015	412,127
Securities available for sale	103,899	193,945
Other non-current assets	282,299	319,516
Intangible assets — net	357,953	391,372
Goodwill	6,403,982	6,403,982

Total assets	$37,446,246	$32,838,757

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,898,073	$10,003,336
Current portion of long term debt	3,617,352	1,247,016
Current portion of long term debt — related party	2,500,000	—
Notes payable — related party	51,986	50,110
Accrued interest and other liabilities	3,586,410	3,257,903
Billings in excess of costs on uncompleted contracts	1,202,318	1,022,125
Income taxes payable	260,649	—
Deferred revenue	216,122	59,636

Total current liabilities	19,332,910	15,640,126

Senior notes payable — related party	11,438,923	13,904,870
Interest payable — related party	3,574,679	2,210,131
Secured notes payable — related party	250,000	250,000
Long term debt, less current maturities	933,673	1,421,272
Dividends payable	3,067,200	1,869,107

Total liabilities	38,597,385	35,295,506

Warrants Payable — Series H Preferred Stock	169,768	169,768

Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,918,080 shares issued and outstanding	14,272,250	14,261,207
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 48,864,440 and 53,270,160 shares issued and 45,294,009 and 49,699,729 shares outstanding, respectively	48,864	53,270
Additional paid-in capital	54,934,748	54,131,548
Additional paid-in capital — warrants	272,529	272,529
Treasury stock - 3,571,429 shares at cost	(250,000)	(250,000)
Accumulated deficit	(70,455,921)	(70,817,549)
Accumulated comprehensive loss	(265,586)	(141,591)

Total Homeland Security Capital Corporation stockholders’ deficit	(1,443,116)	(2,490,586)

Noncontrolling interest	122,209	(135,931)

Total stockholders’ deficit	(1,320,907)	(2,626,517)

Total liabilities and stockholders’ deficit	$37,446,246	$32,838,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net contract revenue	$23,684,204	$19,059,833	$71,106,061	$58,939,525

Contract costs	17,933,739	16,688,851	56,038,934	50,002,740

Gross profit on contracts	5,750,465	2,370,982	15,067,127	8,936,785

Operating expenses:
Marketing	151,253	283,867	350,200	407,718
Personnel	1,969,050	2,194,717	6,184,362	6,581,830
Insurance and facility costs	264,229	251,656	802,743	773,678
Travel and transportation	90,889	103,623	281,262	376,124
Other operating costs	229,448	250,222	715,950	708,273
Depreciation and amortization	304,771	307,002	1,027,217	923,510
Amortization of intangible assets	11,140	26,562	33,419	95,110
Professional services	428,178	126,911	874,190	607,912
Administrative costs	263,623	12,126	781,743	639,557

Total operating expenses	3,712,581	3,556,686	11,051,086	11,113,712

Operating income (loss)	2,037,884	(1,185,704)	4,016,041	(2,176,927)
Other (expense) income:
Interest expense	(557,670)	(501,816)	(1,538,447)	(1,508,005)
Amortization of debt discounts and offering costs	(103,596)	(149,990)	(389,975)	(420,212)
Other (expense) income	(57,146)	36,361	(10,612)	95,855

Total other expense	(718,412)	(615,445)	(1,939,034)	(1,832,362)

Income (loss) income from continuing operations before income taxes	1,319,472	(1,801,149)	2,077,007	(4,009,289)
Income tax (expense) benefit	(73,819)	10,622	(276,103)	(132,378)

Net income (loss)	1,245,653	(1,790,527)	1,800,904	(4,141,667)

Less: Net (income) loss attributable to noncontrolling interests	(124,443)	9,468	(230,140)	102,800

Net income (loss) attributable to Homeland Security Capital Corporation stockholders	1,121,210	(1,781,059)	1,570,764	(4,038,867)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(397,215)	(1,084,106)	(1,209,136)	(1,805,287)

Net income (loss) attributable to common stockholders of Homeland Security Capital Corporation	$723,995	$(2,865,165)	$361,628	$(5,844,154)

Income (loss) per common share attributable to Homeland Security Capital Corporation stockholders — basic and diluted
Basic	$0.01	$(0.06)	$0.01	$(0.12)

Diluted	$0.00	$(0.06)	$0.00	$(0.12)

Weighted average shares outstanding —
Basic	48,864,440	45,694,728	51,823,026	47,366,143

Diluted	787,615,123	45,694,728	790,573,709	47,366,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,800,904	$(4,141,667)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	798,794	1,703,861
Depreciation	1,505,561	1,369,256
Amortization of intangibles	33,419	95,110
Loss (gain) on disposal of assets	7,556	(72,350)
Impairment loss on securities	67,358	—
Amortization of debt offering costs and discounts	389,975	405,333
Changes in operating assets and liabilities:
Accounts receivable	(3,828,527)	(6,311,605)
Costs in excess of billings on uncompleted contracts	(2,202,938)	1,784,940
Other assets	(1,537)	(374,507)
Accounts payable	(2,105,263)	2,078,967
Billings in excess of costs on uncompleted contracts	180,193	1,658,823
Accrued interest and other liabilities	1,693,055	1,550,045
Income taxes payable	260,649	132,378
Deferred revenue	156,486	5,064

Net cash used in operating activities	(1,244,315)	(116,352)
Cash flows from investing activities:
Purchase of fixed assets	(303,841)	(364,237)
Proceeds from sale of assets	21,500	—
Investment received for noncontrolling interest of subsidiary	28,000	—

Net cash used in investing activities	(254,341)	(364,237)
Cash flows from financing activities:
Net borrowings (payments) on line of credit	2,331,000	(1,428,935)
Proceeds from notes payable	59,270	27,200
Payments on term debt	(505,657)	(535,574)

Net cash provided by (used in) financing activities	1,884,613	(1,937,309)
Effect of exchange rate changes on cash	(33,949)	(295,343)

Net increase (decrease) in cash	352,008	(2,713,241)
Cash, beginning of period	2,356,534	3,182,357

Cash, end of period	$2,708,542	$469,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

	Homeland Security Capital Corporation Shareholders
					Additional
				Additional	Paid-In			Accumulated		Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Interest	(Deficit)
Balance, June 30, 2009
As previously reported	$14,261,207	53,270,160	$53,270	$54,131,548	$272,529	$(250,000)	$(70,953,480)	$(141,591)	$—	$(2,626,517)
Adjustment for adoption of FASB ASC 810	—		—	—	—	—	135,931	—	(135,931)	—

Balance, June 30, 2009 as restated	14,261,207	53,270,160	53,270	54,131,548	272,529	(250,000)	(70,817,549)	(141,591)	(135,931)	(2,626,517)
Amortization of Series H warrants	—	—	—	—	—	—	(1,198,093)	—	—	(1,198,093)
Dividends on Series H and Series I	11,043	—	—	—	—	—	(11,043)	—	—	—
Value of vested stock options	—	—	—	798,794	—	—	—	—	—	798,794
Rescission of option exercise	—	(4,405,720)	(4,406)	4,406	—	—	—	—	—	—
Noncontrolling interest’s investment in subsidiary	—	—	—	—	—	—	—	—	28,000	28,000
Decrease in value of securities available for sale	—	—	—	—	—	—	—	(90,046)	—	(90,046)
Currency translation	—	—	—	—	—	—	—	(33,949)	—	(33,949)
Net income	—	—	—	—	—	—	1,570,764	—	230,140	1,800,904

Balance, March 31, 2010	$14,272,250	48,864,440	$48,864	$54,934,748	$272,529	$(250,000)	$(70,455,921)	$(265,586)	$122,209	$(1,320,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2010
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Safety & Ecology Holdings Corporation (“Safety”) (including Safety’s wholly-owned Untied Kingdom subsidiary Safety and Ecology Corporation Limited and majority owned subsidiary Radcon Alliance, LLC) and majority owned subsidiaries Nexus Technologies Group, Inc. (“Nexus”) and Polimatrix, Inc. (“PMX”). The Company controls each of the subsidiary boards of directors and provides extensive advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations. All intercompany balances and transactions have been eliminated.
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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. This guidance was effective for the Company’s interim quarter ended December 31, 2009 and has not had a material effect on the financial position, results of operations, or cash flows of the Company.
2. Fair Value Measurements
The Company follows Topic 820 — Fair Value Measurements and Disclosures (“FASB ASC 820”), formerly known as SFAS 157 Fair Value Measurements, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement). The three levels of fair value hierarchy are as follows:
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
As of March 31, 2010, the Company’s securities available for sale had a carrying value of $103,899, which was measured by quoted prices in active markets for identical assets.
3. Minority Interest in Ultimate Escapes, Inc.
The Company has indirectly acquired a minority equity interest in Ultimate Escapes, Inc., a luxury destination club (“UEI”) (NYSE Amex: UEI; formerly known as Secure America Acquisition Corporation, or “SAAC”), as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009. Through its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”), the Company is deemed to beneficially own 40,912 shares, or approximately 1.5% of the outstanding capital stock of UEI, at March 31, 2010, and is entitled to receive such shares of common stock in UEI upon the release of SAAH’s shares from escrow, which is expected in October 2010.
In addition to the Company’s ownership in SAAH, our Chief Executive Officer and Chairman beneficially owns 149,867 membership interests in SAAH, or approximately 50.5% of SAAH’s membership interests; our Chief Financial Officer beneficially owns 10,385 membership interests, or approximately 3.5% of SAAH’s membership interests; and two of our directors collectively beneficially own 15,735 membership interests in SAAH, or approximately 5.3% of SAAH’s membership interests.
Management of the Company believes it is appropriate to measure its investment in SAAH membership units at the current market price of UEI common shares, only if such measurement results in an impairment of the carrying value of its investment. Since the Company will not receive such shares until October 2010, management believes there is still uncertainty as to what market price might be achievable at the end of the escrow period and therefore has chosen to carry its investment in SAAH at the lower of its cost or current market price. At March 31, 2010, the Company recognized an impairment of $67,358 because the current market price of UEI was below its cost.

4. Income Taxes
The Company has not recorded any federal income tax expense or benefit for the three and nine months ended March 31, 2010 and 2009, mainly due to available federal net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.
5. Stock Options
Stock Options Awarded Under the 2005 Plan
There are 7,200,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2005 stock option plan (the “2005 Plan”). From August 2005 through October 2006, 6,800,000 options were granted under the 2005 Plan at strike prices ranging from $0.08 to $0.17. Of the options granted, all have vested through March 31, 2010, and $629,096 of compensation expense has been recognized in the financial statements of the Company through that date. During the three and nine month periods ending March 31, 2010 and 2009, the Company recorded $0 and $2,500, and $31,594 and $86,281 as compensation expense, respectively, under the 2005 Plan. At March 31, 2010, there were 400,000 options available for award under the 2005 Plan. There have been no exercises of vested options under the 2005 Plan.
Stock Options Awarded Under the 2008 Plan
There are 75,000,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2008 stock option plan (the “2008 Plan”). In July 2008, 73,850,000 options were granted under the 2008 Plan at a strike price of $0.05. Of the options granted, 66,835,941 have fully vested, 33,360 have been exercised and 66,640 have been forfeited through March 31, 2010 and compensation expense of $2,419,566 has been recognized in the financial statements of the Company through that date. During the three and nine month periods ending March 31, 2010 and 2009, the Company recorded $250,144 and $750,432, and $250,445 and $1,418,990 as compensation expense, respectively, under the 2008 Plan. At March 31, 2010, there are 1,216,640 options available for award under the 2008 Plan. There have been no exercises of vested options under the 2008 Plan.
Stock Options Awarded Outside of the 2005 Plan and the 2008 Plan
From December 2005 through May 2007, the Company granted 2,760,000 options to three directors and one consultant outside of the 2005 Plan and the 2008 Plan at strike prices ranging from $0.12 to $0.17. All of these options have vested through March 31, 2010, and $390,000 in compensation expense has been recognized in the financial statements of the Company through that date.
The compensation expense related to all previously granted, non-vested options not yet recognized under all option plans amounted to $250,144 as of March 31, 2010, which compensation expense is expected to be recognized over the next quarter.
Additional information about the Company’s stock option plans is summarized below:

	March 31, 2010			June 30, 2009
		Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	75,669,374	$0.057	$0.049	9,560,000	$0.103	$0.107
Granted	—			73,850,000	0.050	0.036
Rescinded (Exercised)	7,640,626	0.050	0.036	(7,673,986)	0.050	0.036
Forfeited	—			(66,640)	0.050	0.036

Outstanding at end of period	83,310,000	$0.056	$0.044	75,669,374	$0.057	$0.049

Options exercisable at end of period	76,395,941	$0.056	$0.045	47,992,293	$0.060	$0.050

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
The following tables reflect the Company’s segments for the three months ended March 31, 2010 and 2009, without regard to minority interests:

For the Three Months Ended March 31, 2010
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$20,898,415	$2,514,583	$271,206	$23,684,204
Gross margin	—	4,901,978	837,732	10,755	5,750,465
Operating expenses	662,340	2,807,960	237,915	4,366	3,712,581
Other (expense) income — net	(663,900)	(58,731)	4,219	—	(718,412)
Income tax (benefit) expense	(554,659)	628,478	—	—	73,819
Net income (loss) from continuing operations	(771,581)	1,406,809	604,036	6,389	1,245,653
Current assets	71,124	21,887,136	4,345,527	369,966	26,673,753
Total assets	683,680	31,805,154	4,587,446	369,966	37,446,246
Interest expense	(492,904)	(63,338)	(1,428)	—	(557,670)
Depreciation expense	—	465,967	17,407	—	483,374
Capital expenditures	—	80,687	22,350	—	103,037

For the Three Months Ended March 31, 2009
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$16,481,205	$1,034,942	$1,543,686	$19,059,833
Gross margin	—	2,026,235	283,385	61,362	2,370,982
Operating expenses	801,328	2,648,115	245,744	(138,501)	3,556,686
Other (expense) income — net	(517,259)	(102,785)	5,203	(604)	(615,445)
Income tax (benefit) expense	—	(10,622)	—	—	(10,622)
Net income (loss) from continuing operations	(1,318,587)	(714,043)	42,844	199,259	(1,790,527)
Current assets	119,415	20,348,775	2,209,196	568,713	23,246,099
Total assets	568,371	32,362,525	2,424,779	568,713	35,924,388
Interest expense	(426,700)	(71,064)	(3,448)	(604)	(501,816)
Depreciation expense	2,400	441,501	38,858	—	482,759
Capital expenditures	—	50,916	—	—	50,916

The following tables reflect the Company’s segments for the nine months ended March 31, 2010 and 2009, without regard to minority interests:

For the Nine Months Ended March 31, 2010
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$61,330,769	$7,806,586	$1,968,706	$71,106,061
Gross margin	—	12,300,454	2,688,018	78,655	15,067,127
Operating expenses	1,825,382	8,411,862	786,777	27,065	11,051,086
Other (expense) income — net	(1,747,199)	(186,322)	(5,513)	—	(1,939,034)
Income tax (benefit) expense	(1,122,433)	1,398,536	—	—	276,103
Net income (loss) from continuing operations	(2,450,148)	2,303,734	1,895,728	51,590	1,800,904
Current assets	71,124	21,887,136	4,345,527	369,966	26,673,753
Total assets	683,680	31,805,154	4,587,446	369,966	37,446,246
Interest expense	(1,366,425)	(165,936)	(6,086)	—	(1,538,447)
Depreciation expense	—	1,454,266	51,295	—	1,505,561
Capital expenditures	—	205,869	97,972	—	303,841

For the Nine Months Ended March 31, 2009
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$54,163,453	$3,219,424	$1,556,648	$58,939,525
Gross margin	—	7,829,256	1,043,584	63,945	8,936,785
Operating expenses	3,111,468	6,946,388	974,103	81,753	11,113,712
Other (expense) income — net	(1,554,837)	(272,224)	(4,697)	(604)	(1,832,362)
Income tax (benefit) expense	—	132,378	—	—	132,378
Net income (loss) from continuing operations	(4,666,305)	478,266	64,784	(18,412)	(4,141,667)
Current assets	119,415	20,348,775	2,209,196	568,713	23,246,099
Total assets	568,371	32,362,525	2,424,779	568,713	35,924,388
Interest expense	(1,285,732)	(206,819)	(14,850)	(604)	(1,508,005)
Depreciation expense	7,200	1,288,339	73,717	—	1,369,256
Capital expenditures	—	364,237	—	—	364,237
7. Income (Loss) Per Share
The basic income (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of Common Stock outstanding during each period.
Diluted earnings per share are computed using outstanding shares of Common Stock plus the Preferred Shares, Common Stock options and warrants that can be exercised or converted, as applicable, into Common Stock. Diluted earnings per share are not indicated for the three month period ending March 31, 2009 and the nine month periods ending March 31, 2010 and 2009 because these periods indicate losses and the computation would be anti-dilutive.

The reconciliations of the basic and diluted income (loss) Per Share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Basic and Diluted Earnings (Loss) Per Share:
Income (Loss) (Numerator)	$1,121,210	$(1,781,059)	$1,570,764	$(4,038,867)
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	—	(11,043)	—
Less: Preferred stock dividends	(393,534)	(1,084,106)	(1,198,093)	(1,805,287)

Income (loss) attributable to common stockholders	$723,995	$(2,865,165)	$361,628	$(5,844,154)

Shares (Denominator)
Weighted-average number of common shares:
Basic	48,864,440	45,694,728	51,823,026	47,366,143
Diluted	787,615,123	45,694,728	790,573,709	47,366,143

Earnings Per Common Share
Basic loss per share	$0.01	$(0.06)	$0.01	$(0.12)

Diluted loss per share	$0.00	$(0.06)	$0.00	$(0.12)

8. Cash Flows
Supplemental disclosure of cash flow information for the nine month periods ending March 31, 2010 and 2009, are as follows:

	Nine Months Ended March 31,
	2010	2009

Cash paid during the period for:
Interest	$172,022	$222,273
Taxes	$6,947	$—
Supplemental disclosure for noncash investing and financing activity:
Tempory impairment of value of securities available for sale	$(90,046)	$(1,641,602)
Dividends accrued on Preferred Stock	$(1,198,093)	$(713,819)
Dividends recognized from beneficial conversion feature	$(11,043)	$(7,362)
Purchase of treasury stock for notes	$—	$(250,000)
9. Related Party Transactions
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under this agreement of $86,006 and $258,019, and $86,006 and $258,020 during the three and nine month periods ending March 31, 2010 and 2009, respectively.

At March 31, 2010, the Company had a promissory note due to our President in the amount of $51,986, including accrued interest of $1,986, bearing interest at 5% per annum. Interest expense related to this note was $616 and $1,877 for the three and nine months ended March 31, 2010, respectively. On April 6, 2010 this note, including accrued interest of $2,021, was repaid in its entirety.
On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At March 31, 2010 and June 30, 2009, the balance of the note, including interest, was $426,015 and $412,127, respectively. Interest income related to this note was $4,562 and $13,888, and $4,562 and $14,155 for the three and nine month periods ended March 31, 2010 and 2009, respectively.
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
10. Changes in Estimates
Revisions in contract profits are made in the period in which circumstances requiring the revision become known. The effect of changes in estimates on contract profits was to increase net income by approximately $1,400,000 in the quarter ended March 31, 2010 from that which would have been reported in the quarter had the revised estimates been used as the basis of income recognition in preceeding periods.
11. Series H Convertible Preferred Stock
In March 2008, the Company entered into a stock purchase agreement with YA Global Investments, LP. (“YA”) pursuant to which the Company sold to YA 10,000 shares of its Series H Convertible Preferred Stock (“Series H Stock”). The Series H Stock is convertible into shares of Common Stock at an initial ratio of 33,333 shares of Common Stock for each share of Series H Stock, subject to adjustments, including Safety achieving certain earnings milestones, as defined, for the calendar years ending December 31, 2009 and 2008.
Safety operates its business on a fiscal year ending June 30. Safety achieved the first milestone for the calendar year ending December 31, 2008. However, based upon information available as of the date of this filing, the second financial milestone for the calendar year ended December 31, 2009, has not been satisfied, resulting in a potential adjustment to the conversion ratio yielding approximately 56,300 shares of Common Stock for each share of Series H Stock, or up to an approximate maximum 230,000,000 additional shares of our Common Stock in the aggregate.
Management is discussing with YA the possibility of a waiver or amendment of any adjustment to the Series H Stock conversion ratio, however there can be no assurances YA will waive or amend the adjustment, if any, to the Series H Stock conversion ratio. YA has not exercised its conversion rights as of the date of this filing.
12. Senior Notes Payable Interest Rate
In June 2009 the Company entered into an agreement with YA extending the due date on its senior notes payable, and accrued interest, to YA from March 14, 2010 until October 1, 2010 for $2,500,000 and April 1, 2011 for $10,560,000. In exchange for the extension agreement, the Company agreed to an increase in the interest rate, from 13% to 15%, on the senior notes payable and certain other debt due to YA, effective January 1, 2010, if the Company failed to secure a certain contract by March 2010. In December 2009, the Company was informed that it had been eliminated from the award process for this contract. Accordingly, the Company began recording interest expense at the increased rate effective January 1, 2010.
13. Continuing Operations
The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2010, the Company has a stockholders’ deficit of $1,320,907. The Company had net income (loss) of $1,800,904 and ($4,141,667) during the nine months ended March 31, 2010 and 2009, respectively. Management recognizes that it will be necessary to continue to generate positive cash flow from operations, obtain other sources of capital and extend debt repayment terms to continue as a going concern and continues to implement measures to increase profitability in operations and reduce certain expenses.

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

Results of Operations
Three Month Period Ended March 31, 2010 as Compared to the Three Month Period Ended March 31, 2009
Contract revenue
For the three months ended March 31, 2010, the Company recorded contract revenue of $23,684,204 as compared to $19,059,833 recorded for the three months ended March 31, 2009. The increase of $4,624,371 is further outlined below:

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	20,898,415	16,481,205	4,417,210	26.8%
Nexus	2,514,583	1,034,942	1,479,641	143.0%
PMX	271,206	1,543,686	(1,272,480)	(82.4%)

	$23,684,204	$19,059,833	$4,624,371	24.3%

The overall increase of $4,624,371 or 24.3% reflects increased revenues at Safety (approximately $1,400,000 of which reflect changes in estimates) and Nexus, attributable to both expanded services within existing contracts and services provided under new contracts as compared to the prior year. The decrease in revenues for PMX is a result of fewer shipments to a significant customer that has started to deploy previously purchased products into field operations.
Contract cost
For the three months ended March 31, 2010, the Company recorded contract cost of $17,933,739 as compared to $16,688,851 recorded for the three months ended March 31, 2009. The increase of $1,244,888 is further outlined below:

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	15,996,437	14,454,970	1,541,467	10.7%
Nexus	1,676,851	751,557	925,294	123.1%
PMX	260,451	1,482,324	(1,221,873)	(82.4%)

	$17,933,739	$16,688,851	$1,244,888	7.5%

The overall increase of $1,244,888, or 7.5%, are costs associated with the additional contract revenues noted above for Safety and Nexus. Our gross profit on contract revenue improved from 12.4% for the three months ended March 31, 2009 to 24.3% for the three months ended March 31, 2010. This significantly improved margin is mainly due to changes in estimates at Safety and more effective management of contract costs at Safety and Nexus.
Operating expenses
For the three months ended March 31, 2010, the Company recorded operating expenses of $3,712,581 as compared to $3,556,686 recorded for the three months ended March 31, 2009. The increase of $155,895 is further outlined below:

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
Holding Company	$662,340	$801,327	$(138,987)	(17.3%)
Safety	2,807,960	2,648,116	159,844	6.0%
Nexus	237,915	245,744	(7,829)	(3.2%)
PMX	4,366	(138,501)	142,867	(103.2%)

	$3,712,581	$3,556,686	$155,895	4.4%

The overall increase of $155,895 or 4.4%, is primarily due to increased personnel costs at Safety during the three months ended March 31, 2010 due to an increase in the number of employees required to support its increased operating levels partially offset by expense reduction in the Holding Company and Nexus. Additionally, PMX’s increase is due to a one time credit in the previous year.

Other income and expense
For the three months ended March 31, 2010, the Company recorded net other expenses of $718,412 as compared to $615,445 recorded for the three months ended March 31, 2009. The increase in net other expenses of $102,967 is further outlined below by operating unit and functional line item:

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
Holding Company	$(663,900)	$(517,259)	$(146,641)	(28.3%)
Safety	(58,731)	(102,785)	44,054	42.9%
Nexus	4,219	5,203	(984)	(18.9%)
PMX	—	(604)	604	100.0%

	$(718,412)	$(615,445)	$(102,967)	(16.7%)

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
Interest expense	$(557,670)	$(501,816)	$(55,854)	(11.1%)
Amortization of debt offering costs	(103,596)	(137,971)	34,375	24.9%
Amortization of debt discount	—	(12,019)	12,019	100.0%
Currency loss	(148)	—	(148)	0.0%
Impairment loss	(67,358)	—	(67,358)	0.0%
Interest and other income	10,360	36,361	(26,001)	(71.5%)

	$(718,412)	$(615,445)	$(102,967)	(16.7%)

The overall increase in net other expenses of $102,967, or 16.7%, mainly reflects an impairment charge for the decrease in the market price of UEI stock and interest rate increases on senior notes payable, both at the Holding Company.
Net income (loss)
As a result of the foregoing, the Company recorded net income before minority interests of $1,245,653 for the three months ended March 31, 2010 as compared to a net loss before minority interests of $1,790,527 for the three months ended March 31, 2009. These results mainly reflect larger margins on increased contract revenues during the current period.
Nine Month Period Ended March 31, 2010 as Compared to the Nine Month Period Ended March 31, 2009
Contract revenue
For the nine months ended March 31, 2010, the Company recorded contract revenue of $71,106,061 as compared to $58,939,525 recorded for the nine months ended March 31, 2009. The increase of $12,166,536 is further outlined below:

	Nine Months Ended March 31,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	61,330,769	54,163,453	7,167,316	13.2%
Nexus	7,806,586	3,219,424	4,587,162	142.5%
PMX	1,968,706	1,556,648	412,058	26.5%

	$71,106,061	$58,939,525	$12,166,536	20.6%

The overall increase of $12,166,536, or 20.6%, reflects increased revenues in all our subsidiaries attributable to both expanded services within existing contracts and services provided under new contracts as compared to the prior year.

Contract cost
For the nine months ended March 31, 2010, the Company recorded contract cost of $56,038,934 as compared to $50,002,740 recorded for the nine months ended March 31, 2009. The increase of $6,036,194 is further outlined below:

	Nine Months Ended March 31,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	49,030,315	46,334,197	2,696,118	5.8%
Nexus	5,118,568	2,175,840	2,942,728	135.2%
PMX	1,890,051	1,492,703	397,348	26.6%

	$56,038,934	$50,002,740	$6,036,194	12.1%

The overall increase of $6,036,194, or 12.1%, are costs associated with the additional contract revenues noted above. Our gross profit on contract revenue improved from 15.2% for the nine months ended March 31, 2009 to 21.2% for the nine months ended March 31, 2010. This improved margin is mainly due to a more effective management of contract costs at Safety and Nexus.
Operating expenses
For the nine months ended March 31, 2010, the Company recorded operating expenses of $11,051,086 as compared to $11,113,712 recorded for the nine months ended March 31, 2009. The decrease of $62,626 is further outlined below:

	Nine Months Ended March 31,
	2010	2009	Increase (Decrease)
Holding Company	$1,825,382	$3,111,468	$(1,286,086)	(41.3%)
Safety	8,411,862	6,946,388	1,465,474	21.1%
Nexus	786,777	974,103	(187,326)	(19.2%)
PMX	27,065	81,753	(54,688)	(66.9%)

	$11,051,086	$11,113,712	$(62,626)	(0.6%)

The overall decrease of $62,626, or 0.6%, is primarily due to compensation expense associated with the accelerated vesting of stock options during the period ended March 31, 2009 not present in 2010 (Holding Company), offset by increased personnel costs during the nine months ended March 31, 2010 due to an increase in the number of employees required to support increased operating levels at Safety. Nexus’ operating expenses decreased as a result of streamling overhead expenditures during the period and PMX’s operating expense decreased due to operating efficiencies gained because Safety oversees certain operations of PMX. Operating expenses were 15.5% of contract revenue for the nine months ended March 31, 2010 and 18.9% of contract revenues for the nine months ended March 31, 2009.
Other income and expense
For the nine months ended March 31, 2010, the Company recorded net other expenses of $1,939,034 as compared to $1,832,362 recorded for the nine months ended March 31, 2009. The increase in net other expense of $106,672 is further outlined below by operating unit and functional line item:

	Nine Months Ended March 31,
	2010	2009	Increase (Decrease)
Holding Company	$(1,747,199)	$(1,554,837)	$(192,362)	(12.4%)
Safety	(186,322)	(272,224)	85,902	31.6%
Nexus	(5,513)	(4,697)	816	17.4%
PMX	—	(604)	604	100.0%

	$(1,939,034)	$(1,832,362)	$(106,672)	(5.8%)

	Nine Months Ended March 31,
	2010	2009	Increase (Decrease)
Interest expense	$(1,538,447)	$(1,508,005)	$(30,442)	(2.0%)
Amortization of debt offering costs	(355,922)	(384,156)	28,234	7.3%
Amortization of debt discount	(34,053)	(36,056)	2,003	5.6%
Currency loss	(148)		(148)	0.0%
Impairment losses	(67,358)	—	(67,358)	0.0%
Interest and other income	56,894	95,855	(38,961)	(40.6%)

	$(1,939,034)	$(1,832,362)	$(106,672)	(5.8%)

The overall increase in net other expenses of $106,672, or 5.8%, mainly reflects an impairment charge for the decrease in the market price of UEI stock and interest rate increases on senior notes payable, both at the Holding Company.
Net income (loss)
As a result of the foregoing, the Company recorded net income of $1,800,904 for the nine months ended March 31, 2010 as compared to a net loss of $4,141,667 for the nine months ended March 31, 2009. These results reflect larger margins on increased contract revenues and reductions in operating costs during the current period.
Liquidity and Capital Resources
The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $2,708,542, working capital of $7,340,843 and approximately $5,157,000 available for borrowing on our credit line at March 31, 2010. Our primary needs for cash are to fund our ongoing operations, repay debt and to have cash available to make additional acquisitions of businesses that provide products and services in our target industries. While we believe that we have sufficient cash on hand and available credit to satisfy our current operating commitments, we will require additional funding in order to make additional acquisitions.
During the nine months ended March 31, 2010, we had a net increase in cash of $352,008. Our sources and uses of funds were as follows:
Cash Flows From Operating Activities
We used net cash of $1,244,315 in our operating activities during the nine months ended March 31, 2010 primarily from income of $4,603,567 (net income of $1,800,904 adjusted for non-cash items of $2,802,663) offset by net uses of cash of $5,847,882 due to changes in our operating assets and liabilities.
Cash Flows From Investing Activities
We used net cash of $254,341 in our investing activities during the nine months ended March 31, 2010, related to the purchase of fixed assets of $303,841 reduced by $21,500 in proceeds from the sale of fixed assets plus net working assets $28,000 acquired by minority investment in a controlled subsidiary.
Cash Flows From Financing Activities
We provided net cash of $1,884,613 from our financing activities during the nine months ended March 31, 2010, consisting of proceeds from borrowing for fixed asset purchases of $59,270 and net borrowing on Safety’s line of credit of $2,331,000, offset by repayment of installment notes payable of $505,657.

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

PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
As of March 31, 2010, we are not subject to any material legal proceedings. From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business
Item 1A. Risk Factors.
As a smaller reporting company, we are not required to provide information required by this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
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

HOMELAND SECURITY CAPITAL CORPORATION
Date: May 17, 2010	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)