Form 10-K
period 2010-06-30
Homeland Security Capital CORP
filed 2010-09-28
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-23279
Homeland Security Capital Corporation
(Exact Name of Registrant as Specified in Charter)

1005 North Glebe Road, Suite 550
Delaware	52-2050585	Arlington, Virginia 22201

(State or other jurisdiction	(IRS Employer	(Address of principal executive offices)
of incorporation)	Identification No.)	(Zip Code)
Registrant’s telephone number, including area code: (703) 528-7073
Common Stock, par value $.001 per share
(Title of Class)
Securities Registered under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value, OTCBB
Securities Registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2009 (as of the last business day of the registrant’s most recently completed second fiscal quarter), was $3,197,125 based on the closing price of the registrant’s common stock on Over-the-Counter Electronic Bulletin Board of $0.145 per share.
There were 54,194,268 shares of common stock outstanding as of September 24, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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
This filing contains forward-looking statements, including statements regarding, among other things, our (a) projected revenues and profitability, (b) growth strategies, (c) future financing plans and (d) anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” beginning on page 19 and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I
ITEM 1. BUSINESS
The Company
Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is an international provider of specialized technology-based radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. The Company is engaged in the strategic acquisition, operation, development and consolidation of companies operating in the chemical, biological, radiological, nuclear and explosive, or CBRNE, incident response and security marketplaces within the homeland security industry. We are focused on creating long-term shareholder value by taking controlling interests in and developing our subsidiary companies through superior management, operations, marketing and finance. The Company’s Chairman and Chief Executive Officer is former Congressman C. Thomas McMillen, who served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. We operate businesses that provide cutting edge products and services solutions, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sectors.
At June 30, 2010, we had approximately 476 employees that delivered our products and services from 22 locations, including one international location. Our fiscal year 2010 revenues were approximately $97.9 million, and our fiscal year 2010 after tax net income attributable to our stockholders was approximately $1.9 million. At June 30, 2010, our funded backlog of approximately $89.1 million was diversified in terms of customer concentration, end markets served and products and services provided. Approximately 73.7% of our backlog was comprised of “cost-reimbursable” contracts and approximately 26.3% of “fixed-price” contracts. Most of our fixed-price contracts contain some cost risk-sharing mechanisms, such as escalation or price adjustments for items such as labor and product prices.
Our History
The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” The Company’s original business was to develop and manufacture digital set top boxes and digital video servers for interactive television and high speed internet networks, or interactive video. The Company also designed, developed, installed, and supported CD-ROM software products for business applications.
On June 3, 2003, the Company elected to become a business development company, or a BDC, to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended. A BDC is an investment company designed to assist eligible portfolio companies with capital formation and management advice. Accordingly, the Company changed its business plan to primarily seek investments in developing companies.
On December 30, 2005, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change its name to “Homeland Security Capital Corporation” and voted to withdraw the Company’s election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisitions of and joint ventures with companies that provide homeland security products and services.
On February 7, 2006, the Company organized Nexus Technologies Group, Inc., or Nexus, and purchased $3,434,000 of Nexus’ convertible preferred stock. Simultaneously, Nexus acquired 100% of the common stock of Corporate Security Solutions, Inc., a security integration firm having operations in the Mid-Atlantic region with a focus on the New York City market. At June 30, 2010, the Company owned approximately 93% of the outstanding capital stock of Nexus, with the remaining ownership distributed among former management and directors of Nexus.

On September 15, 2006, the Company formed Polimatrix, Inc., or PMX, and, on September 18, 2006, entered into a U.S.-based joint venture with Polimaster, Inc., or PMR, a company focused on radiological detection and isotope identification. At June 30, 2010, the Company owned 51% of PMX and PMR owned 49% of PMX.
On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement, or the Safety Purchase Agreement, with Safety & Ecology Holdings Corporation, or Safety, and certain persons named therein. Pursuant to the Safety Purchase Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock for an aggregate purchase price of $10,550,000. The Company effectively acquired 100% of Safety, subject to future management equity incentive programs and, at June 30, 2010, owned 100% of the outstanding capital stock of Safety.
Business Overview
We are building consolidated enterprises (platform companies) through the acquisition and integration of businesses in the homeland security industry, particularly businesses focused on CBRNE incident response. The Company has focused on “consequence management” entities that provide specialized technology-based radiological, nuclear, environmental and chemical, disaster relief and security solutions to government agencies and commercial customers. Management believes that CBRNE incident response and consequence management are rapidly growing, underserved sectors within the homeland security industry. We believe we can create shareholder value by acquiring controlling interests in companies that provide CBRNE and consequence management products and services and helping them develop through superior management, operations and strategic acquisitions. Our strategy is designed to foster significant growth at our platform companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge. We generally target emerging and established companies in all sectors of the homeland security industry with a specific focus on companies that have specific applications in incident response and consequence management. These target companies are typically generating revenues from promising technologies and/or products and services but face challenges in scaling their businesses to capitalize on homeland security opportunities.
Our goal is to become a leading consolidator of product and service companies, whose primary focus is CBRNE incident response, consequence management and preventative security integration. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team, and our ability to address the needs of our subsidiary management teams allow us to achieve our goal of being a “consolidator of choice” of acquisition candidates in the homeland security industry.
In order to achieve our goal, we have focused on:
•	identifying acquisition candidates which meet our consolidation criteria, including the presence of a strong management team as a platform company;
•
attracting and acquiring companies through implantation of our decentralized management approach coupled with strong performance incentives including the use of financially attractive earn-out arrangements and contingent purchase payments for selling managers;

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

We offer a range of management and operational services to each of our subsidiaries through a team of dedicated professionals. Our subsidiaries compensate our holding company for such services. We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our platform companies, and our executives, directors and advisors provide mentoring, advice and guidance to develop the management of these companies.
In general, we expect to hold our ownership interest in our platform companies as long as we believe that such companies meet our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a platform company or other subsidiary no longer meets our strategic criteria, we will consider divesting the company and redeploying the capital realized in other acquisitions and development opportunities. We may achieve liquidity events through a number of means, including sales of an entire company or sales of our interest in a company, which may include, in the case of public companies owned by us, sales in the open market or in privately negotiated sales and public offerings of the company’s securities. We may also, in certain cases, take our platform companies public through a registered spin-off, rights offering or stock dividend distribution by distributing our subsidiary’s stock held by us to our public stockholders and subsequently registering such shares with the United States Securities and Exchange Commission, or the Commission.
Our Industry
We believe the homeland security industry, including CBRNE incident response and consequence management, is a fast growing industry in the United States. We believe that the billions of dollars of governmental and private sector expenditures, especially in light of the American Recovery and Reinvestment Act, or the ARRA, should result in increased demand for our products and services. We also believe that this anticipated growth should create attractive acquisition opportunities with potential for capital appreciation.
In 2009, as part of ARRA spending, the Federal government announced a $13.4 billion stimulus spending program to be administered by the Department of Energy’s Environmental Management, or DOE-EM, which received $6.0 billion and the Department of Defense, or DoD, branches which received $7.4 billion for FY 2009. The stimulus spending program is designed to provide funding for a variety of “shovel-ready” projects managed by the DOE and the DoD. The DOE and DoD have sought and continue to seek providers who have assets in place to immediately start these projects. We project the DOE and DoD will spend approximately $3.4 billion over the next three years on environmental, decommissioning, construction and security projects at existing DOE and DoD managed facilities, at which we already have ongoing work and contracting vehicles. We foresee that a significant portion of future DOE and DoD environmental expenditures will continue to be directed to cleaning up domestic military bases and to restoring former nuclear weapons facilities. Both agencies have long recognized the need to stabilize and safely remediate sites contaminated with hazardous and radioactive waste, often located near population centers.
Our core services include environmental remediation and restoration, regulatory compliance, facilities management, facility deactivation, decommissioning and demolition, emergency response, design and construction services and security integration to U.S. government agencies such as the DOE, the DoD, the Environmental Protection Agency, or the EPA, the Federal Emergency Management Agency, or FEMA, the U.S. Army Corps of Engineers and the National Aeronautics and Space Administration, or NASA.
Our Strategy
We offer the financial, managerial and operational resources to address the challenges facing our subsidiary companies. We believe that our experience in developing and operating companies enables us to identify and attract companies with potential for success and to create value for our stockholders.

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

•
Technology. The strategic assessment of technology, market opportunities and trends; the design, development and commercialization of proprietary technology solutions; and access to complementary technologies and strategic partnerships.

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
We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our companies. Our executive officers, directors and advisors provide mentoring, advice and guidance to develop the management of our companies. Our executive officers will generally serve on the boards of directors of our subsidiary companies and work with them to develop and implement strategic and operating plans. Achievement of these plans is measured and monitored through reporting of performance measurements and financial results within our segments.
We believe our business model provides us with certain competitive advantages. Our decentralized management approach allows managers of our acquired companies to benefit from the economies of a larger organization while simultaneously retaining local operational control, enabling them to provide flexible and responsive service to customers. Such an approach could, however, limit possible consolidation efficiencies and integration efforts. In addition, although our management team has experience in acquiring and consolidating businesses, we may have limited experience in the specific sectors of the homeland security industry that we may select for consolidation. We, therefore, expect to rely in part upon management of acquired companies, our directors or advisors who are experienced in the sectors that we may pursue for acquisition and consolidation.
Operating Strategy
Capitalize on Cross-Selling Opportunities. We leverage our current client relationships by cross-selling the range of products and services offered by our various platform companies. For example, we believe cross-selling opportunities will increase as we acquire businesses in various sectors of the homeland security industry.
Achieve Operating Efficiencies. We achieve operating efficiencies within our various platform companies. For example, as new businesses are acquired, we believe our existing technology infrastructure can support additional users. At the corporate level, we also seek to combine certain administrative functions, such as financial reporting, insurance, employee benefits and legal support and to realize volume purchasing advantages with respect to travel and other purchases across our Company.
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

Our Platform Companies
We currently conduct our ongoing operations through one wholly-owned subsidiary, one majority-owned subsidiary and one joint venture. The following chart provides certain information about those subsidiaries and the joint venture at June 30, 2010:

Name, Address And	Place Of	Ownership
Headquarters	Formation	Percentage	Business

Safety & Ecology Holdings Corporation 2800 Solway Road Knoxville, TN 37931 www.sec-tn.com	Nevada, USA	100%	Safety & Ecology Holdings Corporation is an international provider of environmental, nuclear and radiological infrastructure remediation, disaster relief solutions and advanced construction services.

Nexus Technologies Group, Inc. 7 West Cross Street Hawthorne, NY 10532 www.nexusna.com	Delaware, USA	93% (remaining 7% owned by former Nexus management and directors)	Nexus Technologies Group, Inc. designs, develops and installs integrated security systems for government and commercial clients.

Polimatrix, Inc. 1005 North Glebe Road Suite 550 Arlington, VA 22201 www.polimatrix.com	Virginia, USA	51% (remaining 49% owned by Polimaster Inc.)	Polimatrix, Inc. markets, sells and distributes proprietary radiological detection equipment.
As a result of our ownership percentages and our control of the boards of directors of the above subsidiaries and joint venture, we consolidate the results of operations, excluding minority interests, where applicable.
Company Businesses, Products and Services
From July 1, 2009 through June 30, 2010, our total revenue of $97.9 million were generated from sales at each of our subsidiaries of: (1) $85.7 million, consisting of environmental remediation, site cleanup and restoration, demolition and construction services (Safety); (2) $10.2 million, consisting of engineering, design and installation of security systems and related services (Nexus) and (3) $2.0 million, consisting of product sales and services of radiological detection devices (PMX). We believe that sales from these products and services will continue to increase during Fiscal Year 2011, or FY 2011, due mainly to the (i) stimulus spending by DOE, DoD and the Federal government in general for environmental remediation and clean up and restoration services provided by Safety; (ii) addition of new customers, increase of geographic footprint and the growth in our backlog of services provided by Nexus and (iii) continued orders and sales of products and services by PMX, specifically to the State of Illinois.

SAFETY & ECOLOGY HOLDINGS CORPORATION
Safety is a provider of global environmental, hazardous and radiological infrastructure remediation, upgrades and nuclear services in the United States and the United Kingdom. Safety’s main core business areas and service offerings include: (1) decommissioning and remediation environmental and remedial consultancy services, (2) environmental and consultancy services, (3) nuclear energy design, build, refurbishment and operational support services; and (4) instrumentation and measurement technologies.
•
Decommissioning and Remediation. Safety offers a full range of services that include: characterization, decontamination, decommissioning of facilities, soil and groundwater remediation, infrastructure reduction and demolition, site preparation, excavation, and remedial system construction; underground and overhead utility installation; electrical and mechanical installation; security fencing and device installation and upgrades; building renovation; piping; roadways, parking lots, and drainage system construction/repair; and landfill remediation and capping. Safety also engages in facility deactivation, demolition and closure solutions, including: project investigation; radiological pre-engineering; demolition planning; removing above ground structures and structural components; storing, testing, certifying, processing and shipping nuclear waste; and abatement of hazardous materials. Safety has established the ability to implement project management processes to estimate, execute and complete projects on-time and within budget. The elements of a successful project execution program are risk management, mitigation, project management systems and controls, experienced leadership, quality control programs, safety processes and the ability to develop complex proposals including estimating and innovative solutions.

•
Environmental and Consultancy Services. Safety provides environmental consulting and staff services that are distinguished and unique among its world-wide competitors. Safety focuses its service offering on the application and integration of health physics, industrial hygiene, hazardous material consultancy and safety and health. In addition, Safety couples its technology with its instrumentation offering, on-site radiological laboratory capabilities, mobile radiological materials license, and a team of over 250 certified health physicists (“CHP”), certified industrial hygienists (“CIH”), engineers and radiological technicians to provide complete radiological services and consultation.

•
Nuclear Energy Design, Build, Refurbishment and Operations Support Services. Safety provides comprehensive integrated services to the nuclear energy industry. Safety has a wide spectrum of technical and engineering expertise and employs professions who bring innovation and build on practical experience to meet the significant challenges faced by the nuclear industry. Safety provides specialized services to a wide customer base, including government agencies, commercial customers and major engineering and construction companies around the world that are focused in the nuclear new plant deployment initiative, facility operation, decommissioning and refurbishment.

•
Instrumentation and Measurement Technologies. Safety has developed proven processes and methodologies to deliver comprehensive project execution services to a wide diversity of clients. Within Safety’s core competencies is a portfolio of technologies offered to clients as a direct service, a sub-element of project services or as a component of a technical solution. The primary elements of Safety’s technology offering are instrumentation services and instrumentation technology, both of which are targeted to field investigations, characterizations of contaminants and clean-up and material management and disposal solutions.

Safety has an established history of successful past performance and brand recognition in both the federal and commercial markets for nuclear “cold war” facility remediation and project completion. Safety considers itself a consequence management provider with a focus on remediation opportunities among legacy sites as well as recurring opportunities for disaster or other accident sites. By leveraging its unique experience and a comprehensive suite of core competencies, Safety has earned the reputation as a leading company for executing complex high profile projects in both established and emerging markets. In the past five years, Safety has expanded its offering domestically and globally addressing the pressing issues of government owned facilities clean-up and rebuild programs, non-proliferation, emergency response, anti-terrorism and advanced construction management.

Safety addresses the needs of both government and commercial customers as a single source provider for technology-based nuclear services including engineering, D&D, specialty construction, logistics, transportation, processing and disposal. At June 30, 2010, Safety had 449 employees in its domestic and international offices, and has been ranked as high as 12th (2003) among Engineering News-Record’s top federal nuclear remediation companies. Safety’s project management expertise and supporting infrastructure systems have positioned Safety as a trusted service provider to domestic and international customers. Safety has established a stronghold in these markets utilizing strategic office locations throughout the U.S. and U.K., while also displaying versatility by executing critical need programs in remote environments including: hurricane relief in Louisiana; facility construction and clean-up activities at Christmas Island (Kiritimati); and global emergency and anti-terrorism response.
Domestically, Safety provides government and commercial organizations the ability to safely execute radiological and hazardous material projects as energy infrastructure continues to erode and environmental awareness emerges as a national priority. Safety’s specialized work environment requires high-level expertise combined with consistent delivery of on-time, on-budget results and an outstanding safety record. Within the U.S. federal government, the DoD, DOE and the Department of Homeland Security, or DHS, continue to drive demand for radiological and hazardous material services. Safety has excellent relations and project successes with all three of these important customers. As a prime or subcontractor, Safety continues to build strong brand recognition and a reputation for consistent delivery of high-quality, cost-effective, safe and timely results. Management believes an increased focus on environmental issues and strong demand for legacy facility remediation will create a strong potential for growth by Safety, as evidenced by the recent U.S. Congressional approval for full funding of the $6.0 billion budget request for DOE’s continued defense environmental cleanup efforts.
Safety continues to execute its goal of becoming a premier provider for complex radioactive material remediation and D&D projects. We believe that Safety maintains significant competitive advantages when competing on specialized DOE project opportunities due to (1) the knowledge level and experience required in dealing with the complicated DOE regulatory environment, and (2) Safety’s strong relationships forged with DOE site and project managers. Safety’s international relationships with the U.K. NDA and with Defense Estates, or DE, an agency of the U.K. Ministry of Defense, or MOD, continue to offer growth opportunities. Safety leverages these Governmental Decommissioning Service relationships and continues to aggressively pursue domestic and international opportunities within its niche and has established relationships and obtained significant positions in major global initiatives.
Locations
Safety’s U.S. headquarters are in Knoxville, Tennessee, and its international headquarters are located in Blaydon On Tyne, England. Safety believes that having a strong presence at customer facilities and being close to decision-makers allows it to further position itself in its customers and teaming partner’s operations. Geographic proximity also provides for greater insight into opportunities to increase the scope of Safety’s contracts and allows managers to identify, propose and respond to customer needs. We believe that recent investment to these strategic “hot area” offices represent the greatest opportunity for growth and access to secured federal funding. Critical marketing and networking presence in these regions are important to capture large opportunities and respond daily to clients needs.
NEXUS TECHNOLOGIES GROUP, INC.
Nexus is a mid-Atlantic security integrator for the corporate and governmental security markets that specializes in the engineering and installation of custom designed integrated electronic security solutions including access control, alarm, CCTV, video, communication, perimeter protection and bomb and metal detection security systems. Nexus provides innovative, highly engineered and scalable solutions to effectively protect people, property and assets.
The market for integrated security applications is one that continues to grow rapidly as the business and public sectors continue to recognize the importance and benefits of protecting their personnel, facilities and assets. Nexus has positioned itself to capitalize on this trend and lead the industry in system design and innovation. By leveraging a unique combination of the latest technology and its management’s many years of industry experience, including technical engineering applications; Nexus provides the means for its customers to meet their critical security needs. Based on a solid reputation for excellence, Nexus is typically contracted for the more technically challenging security integration projects that other security firms are not capable of completing.

Nexus has developed a solid reputation in the integrated electronic security market through its ability to engineer open ended system platforms which combine previously separated security systems into one comprehensive security solution. This enables clients to utilize open ended technology effectively integrating older existing security technologies and newly developed state of the art technologies in the overall security solution. This approach is often a more cost effective alternative for Nexus’ customers; utilizing existing equipment and software and integrating new security, fire and HVAC equipment and software into the same network.
As a systems integrator, Nexus primarily engineers, designs, customizes, installs, integrates and maintains closed CCTV, access control, video and communication systems for its customers. Together or on a stand-alone basis, the goal of these integrated systems is to detect and/or reduce crime, prevent unauthorized entry and record evidence of infractions or accidents, while communicating any infractions or accidents to the proper authorities. These integrated systems have proven to be an effective tool in improving building and facility security management and providing a deterrent to and preventative measure for unauthorized activities.
Nexus has utilized its engineering and design capabilities to expand its business in the multi-billion dollar electronic security market by contracting for more technically challenging projects initiated by federal and state government, nuclear utilities, colleges and corporate clients. Nexus has undertaken projects in a variety of markets, including: financial services, corporate and commercial, healthcare, government, nuclear utility services, public transportation, airports, industrial complexes, museums, prisons, higher education and data centers.
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
To maintain Nexus’ competitive edge, it is our policy to consistently seek and utilize nationally recognized third parties’ advanced technologies applicable to our customers’ and the marketplace’s evolving needs. As a non-proprietary provider of custom engineered integrated security solutions including access control, alarm/intrusion, CCTV, communication, perimeter protection and bomb and metal detection security systems, Nexus is aligned with most of the major industry Original Equipment Manufacturers, or OEMs. These strategic alliances provide our clients with flexibility and cost efficiency. This is a key aspect of the Nexus business model. While the technology that Nexus incorporates into its integrated electronic security systems is highly sophisticated and proprietary, Nexus has followed a policy of using commercial off-the-shelf technology, or COTS, for the individual components that make up a integrated system. This minimizes development costs on the front-end and provides the purchasers our security systems with scalability and lower maintenance costs on the back-end.
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
Information technology and computer networking are always critically important to a well designed and engineered security infrastructure. Nexus products and services are grounded in IT standards. By utilizing the latest software industry practices and standards in the selection of its strategic partners, Nexus’ efforts bring the power of cutting-edge technology and flexibility of open systems architecture to a previously proprietary security market.
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
POLIMATRIX, INC.
PMX is a total solutions provider delivering advanced, networked and cost effective radiation and nuclear protection and detection services through several highly engineered portable and stationary devices. The company has been operating since September 2006 as a joint venture between the Company and PMR. PMR has been in the radiological detection business for fifteen years with its technology widely in use in the U.S. Department of State, U.S. Secret Service, Coast Guard and the New York Police Department.
Central to PMX’s business plan is the development and marketing of radiological detection products and services that are cost effective and can enable the end user to quickly and effectively put the product or service into use. An example of this process is the current contract with the Illinois Law Enforcement Alarm System (“ILEAS”). In November 2007, ILEAS placed a purchase order with PMX for the purchase of up to 20,000 of our portable radiation detectors. Our ability to quickly deliver this product, train the end users and help ILEAS with a state wide implementation program has brought PMX many inquirers concerning similar federal, state and local programs. Internationally, PMX has given several demonstrations of its products to government agency personnel, whose governments recognize the need to have effective detection programs in place.
PMX has developed a wide ranging domestic and international marketing initiative that has leveraged the successful implementation of its portable detection devices in Washington, DC, Virginia and Illinois. These states have used the PMX detection devices for a wide range of detection, prevention and first responder activities. As a result a broad number of states and localities have adopted measures to ensure public safety in the event of a man made, commercial or unlawful radiological incident that could compromises public safety. PMX is at the forefront of this safety and awareness trend and has helped several states, localities and public safety organizations in the development of their efforts to determine how to prevent and detect such incidents through the use of products such as ours.
Studies have shown that a major threat to security around the world is the potential introduction of nuclear and radiological contamination by terrorists through the use of a “dirty bomb,” a radiological dispersion device, or RDD, that is not a nuclear bomb and does not result in a nuclear explosion. Rather, an RDD is a device that contains radioactive materials and some method by which those materials can be spread over a wide area. These devices can be built in a variety of sizes, and the radiation released can cause physical and environmental contamination, economic damage and physical harm.

PMX believes that that a large scale deployment of cost effective, portable and networked detectors is an easily implemented cost effective technologically driven solution for the detection of nuclear or other radioactive materials that could be used in making a dirty bomb. The deployment of these devices in police cars, fire trucks, subway trains, buses or taxis could result in a randomly layered, wide spread net of detection capability with information communicated to central command posts for further tracking or apprehension a suspect.
Additionally, with nuclear energy being considered as a major part of the U.S. energy program for the future, many federal, state and local government agencies have expressed concern over the transport and disposal of nuclear materials in or through their jurisdictions. Also a concern is the potential environment impact of the accidental venting or disposal of radioactive material at or by a nuclear utility facility. PMX’s product line of portable detection devices are designed to detect these potential threats and can be positioned along transportation routes or carried by nuclear power generating facility security personnel. Such deployments as described above could provided early notice should an accidental incident take place.
We currently operate PMX with the assistance of Safety’s personnel. Safety’s technical proficiency in radiological detection processes has been a significant benefit to PMX, especially in developing programs for training, implementation and use of our devices. Safety’s laboratory personnel, health physicists and technical engineers have brought a value added proposition to PMX’s customers. We believe this combination of product and personnel will serve our current and future customers well.
Investments
The Company holds 692,660 common shares in Vuance, Ltd. (OTCQB: VUNCF). The Company received these shares as consideration for the sale if its majority interest in Security Holding Corporation, or SHC, on July 3, 2007. The Company classifies these shares as “available-for-sale” for financial reporting purposes and, accordingly, adjusts the carrying value of the shares at the closing market price on the valuation date by recording an increase or decrease in the carrying value of this investment and a corresponding increase or decrease in shareholders’ equity. At June 30, 2010, the carrying value of this investment was $110,825, or $0.16 per share (see Note 13 to the Consolidated Financial Statements).
The Company has indirectly acquired a minority equity interest in Ultimate Escapes, Inc. (OTCBB: ULEI; formerly known as Secure America Acquisition Corporation, or SAAC), or UEI, as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009. Through its membership interests in Secure America Acquisition Holdings, LLC, or SAAH, the Company is deemed to beneficially own 40,912 shares, or approximately 1.5% of the outstanding capital stock in UEI, at June 30, 2010, and is entitled to receive such shares of common stock in UEI upon the release of SAAH’s shares from escrow, which is expected to take place in October 2010. On June 30, 2010, the Company recorded the carrying value of the underlying shares of UEI at $45,003 (see Note 6 to the Consolidated Financial Statements). On September 20, 2010, UEI filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware. Given the recent date of the filing, we do not yet have sufficient information to determine what impact this will have on the carrying value of the underlying shares of UEI.
The Company measures impairment of its investments on a monthly basis and adjusts the carrying amounts accordingly.

Significant Customers
For the year ending June 30, 2010, our Safety subsidiary generated approximately 94% of total revenues from prime contracts or subcontracts with the U.S. Government. Safety generated 10% or more of consolidated revenue over the last year from each of the U.S. Department of Energy, Bechtel Jacobs Company, Washington Group International and Clauss Construction. For the year ended June 30, 2010, our Nexus subsidiary generated approximately 70% of total revenues from three customers. For the year ended June 30, 2010, our PMX joint venture generated 100% of total revenues from a contract with ILEAS.
For the year ending June 30, 2009, our Safety subsidiary generated approximately 78% of total revenues from contracts or subcontracts with the U.S. Government. Safety generated 10% or more of consolidated revenue during this period from each of the U.S. Department of Energy, Bechtel Jacobs Company and Alcoa Inc. For the year ended June 30, 2009, our Nexus subsidiary generated approximately 70% of the total revenues from two customers. For the year ended June 30, 2009, our PMX joint venture generated 100% of total revenues from a contract with ILEAS.
Significant Suppliers
For the fiscal years ended June 30, 2010 and June 30, 2009, PMX purchased all of its products from PMR, our joint venture partner. If our relationship with PMR were to terminate or if PMX were unable to purchase radiation detection products from them, for any reason, our business could be materially adversely affected.
Our Safety and Nexus subsidiaries are able to obtain the products or services they require from various suppliers and do not have a specific concentration of supply from any one supplier.
Research and Development
Consistent with our product development strategy, we are seeking to identify and evaluate new products and services in all of our subsidiaries. During the years ended June 30, 2010 and 2009, we did not have any material research and development expenditures. During FY 2011, we do not expect to incur significant research and development expenditures. While we continue to move forward with our research and development programs and pursue the establishment of proprietary patented, copyrighted, trademarked or service marked products or services, as appropriate, we do not expect to receive significant revenues in FY 2011 from these products or services.
Patents and Proprietary Rights
As of June 30, 2010, we do not have any patents. We rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect our technology, intellectual property and proprietary rights. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products and services is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, processes and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property. See “Risk Factors” beginning on page 19.
Competition
Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors may form partnerships or alliances with other large homeland security companies, environmental remediation or engineering companies and security integration companies with the resulting entity possessing much greater market strength than we have. Many of the areas in which we either compete or intend to compete are rapidly evolving, with new companies often emerging. Competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of product performance, technical services, proprietary position and price, in many cases the first company to introduce a product or service to the market will obtain at least a temporary competitive advantage over subsequent market entrants. We face competition in both of our subsidiaries and in our joint venture as described below.

Safety. Safety is engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our customers operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which Safety competes, especially projects subject to the governmental bid process. Some of Safety’s competitors are larger and possess greater resources and technical abilities than Safety does, which may give them an advantage when bidding for certain projects. Competition also places downward pressure on Safety’s contract bid prices and profit margins. Intense competition is expected to continue for government environmental service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If Safety is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.
Part of Safety’s business strategy includes bidding on government contracts as a lead prime contractor in a consortium. In the past, we have operated as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, Safety will be competing directly with a number of large national and regional radiological services and environmental remediation firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than Safety. Many of these companies also have long-established customer relationships and reputations. When operating as a subcontractor, Safety faces direct competition from numerous other companies. In some instances Safety may be limited its ability to bid on and receive awards on contracts allocated specifically to small businesses as defined.
Safety’s principal competitors in small business environmental project management include: Stoller, Cabrera, Portage, LATA Northwind, Demco, Eagle, Pro2Serv, PMTech and Navarro. Our significant large business project management competitors include Energy Solutions, the Washington Group, Tetra Tech, Shaw Environmental and C2HM Hill.
In April 2010, after receiving a project award set aside for completion by a qualified small business, Safety’s award was protested by an unsuccessful bidder. The protest is disputing Safety’s size, as measured by the headcount of Safety, which is to include the headcount of all affiliated companies of Safety under the rules of the Small Business Administration, or the SBA. In August 2010, the SBA ruled that Safety is “other than small for the captioned size standard” by finding that Safety is affiliated with its mentor protégé (a mentoring relationship program promoted by the SBA) and, therefore, its mentor protégé’s headcount should be included in Safety’s headcount. Management believes that the SBA determination is incorrect and inconsistent with otherwise common industry practice and, as such, has appealed the determination to the SBA’s Office of Hearings and Appeals. See Note 21 — Subsequent Events to the Consolidated Financial Statements.
Nexus. A large number of companies are involved in the security integration industry, an industry that receives a significant impetus from potential terrorist threats and activities. Many of these companies (such as Henry Brothers Electronics, Inc., Diebold, Inc. and ADT) are significantly larger than Nexus and generally have greater financial resources at their disposal. We believe that our unique approach to business in this sector of the industry coupled with our highly engineered and custom security system design and installation and our management teams many years of experience coupled with our customer relationships will be attractive to the marketplace. Given the size and importance of this market, we anticipate that even greater competition will emerge. Additionally, within the services segment of homeland security, we believe there will continue to be significant additions to security services required. There will be continued pressure within this business segment by larger service providers such as Henry Brothers Electronics, Inc. and ADT. However, niche segments exist that provide us significant opportunities that otherwise could be underrepresented.

PMX. The market for nuclear, radiological and isotope detection devices as applied to homeland security is rapidly growing. Many large domestic and international companies (such as Thermo Scientific and Canberra) have nuclear and radiological detection product lines, either through acquisition or development. These companies are significantly larger than PMX and have greater financial resources and more developed marketing strategies than PMX. Our entry into this industry segment is through a joint venture with a long established, well respected company. We believe that through our partners’ past success in this industry and our management expertise, we will be able to gain a foothold in this emerging industry. Also, our development efforts have been concentrated primarily in handheld networked nuclear and radiological detection equipment. This niche segment of the market has fewer competitors and currently has no clear leader.
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
Radiological Detection. The federal government does not specifically regulate the performance of the radiological detection devices we sell. However, in developing and testing these devices we use licensed radiological sources to verify product effectiveness. These radionuclides are regulated by state and national agencies. Users must obtain and maintain licenses to possess these materials or to provide services that involve radioactive materials. These state and national authorities also regulate the purchase, shipment and storage of such materials, and we are subject to unannounced inspections to verify compliance with license requirements and regulations. Additionally, the American National Standards Institute, or ANSI, promulgates performance and testing criteria that are factors in determining whether our products are qualified for procurements involving federal funds. Certain PMX instruments have been tested by Department of Homeland Security and other third-party validators and have been shown to meet applicable portions of these standards. As a result, those devices are included in the Responder Knowledge Base list of qualified products. Similar programs operate in other countries using national or international standards, and our devices generally comport with these international criteria. Beyond these general standards, individual procurements typically include minimum performance criteria that instruments must meet to be qualified. These procurement standards by necessity must be evaluated on a case by case basis.

Environmental Remediation. Safety is subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or radioactive materials and wastes, the remediation of contamination associated with releases of hazardous substances and human health and safety, both domestically and internationally. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Our projects often involve highly regulated materials, including hazardous and radioactive materials and wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and sometimes require us to obtain permits and licenses and comply with various other requirements. Fees associated with such environmental permits and licenses can be costly. In addition, the improper characterization, handling, testing, transportation or disposal of regulated materials or any other failure to comply with these environmental, health and safety laws, regulations, permits or licenses have resulted in fines or penalties from time to time and could subject Safety and Safety’s management to civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our operations. These laws and regulations may also become more stringent, or be more stringently enforced, in the future.
Various national, state and local environmental laws and regulations, as well as common law, may impose liability for property damage and costs of investigation and clean-up of hazardous or toxic substances on property currently or previously owned by Safety or arising out of Safety’s waste management or environmental remediation services. These laws may impose responsibility and liability without regard to knowledge of or causation of the presence of contaminants. The liability under these laws can be joint and several, meaning liability for the entire cost of clean-up can be imposed upon any responsible party.
Product Liability and Insurance
Our business exposes us to substantial product, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, installation, marketing, distribution, and in the use of our products and operations and delivery of our services. We have, at the subsidiary-level, and will attempt to continue to renew, liability insurance in order to protect ourselves from potential exposures; however, there can be no guarantee that, upon expiration of our current coverage, adequate insurance coverage will be available, or, if available, that the cost will not be prohibitive. Furthermore, a liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product or correct substandard services, and liability for consequential damages caused by the improper use of our products or sub-standard delivery of our services is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses may or may not effectively limit our liability in any such actions.
Employees
As of June 30, 2010, we had 476 full-time employees. We had 449 employees employed by our Safety subsidiary; 25 employees employed by our Nexus subsidiary; and 2 employees employed by our corporate offices.
We consider our relations with our employees to be good. Certain of our employees are covered by collective bargaining agreements. We also employ a number of contractors, consultants and part time employees on a regular basis.
Available Information
We have filed reports, proxy statements and other information with the Commission. Copies of our reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the Commission at its Headquarters, Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Commission’s Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains a website that contains reports, proxy statements and other information regarding Homeland Security Capital Corporation. The address of the Commission’s website is http://www.sec.gov. We will also provide copies of our current reports on Forms 8-K, annual report on Form 10-K, quarterly reports on Form 10-Q and proxy statements, and all amendments to those reports at no charge through our website at www.hscapcorp.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Commission. Copies are also available, without charge, from Homeland Security Capital Corporation, 1005 North Glebe Road, Suite 550, Arlington, VA 22201.

ITEM 1A. RISK FACTORS
In analyzing our Company, you should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company.
General Risks
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may cause our revenues to decline.
The Company consolidates companies in the homeland security industry. Until its acquisition of Nexus in 2006, its joint venture with Polimaster in 2006 and its acquisition of Safety in March 2008, the Company had not generated any revenues since 2002, other than interest income on its cash. The Company’s ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such acquired business and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.
We are dependent upon key personnel who would be difficult to replace and whose loss could impede our development.
The Company believes that its success depends principally upon the experience of C. Thomas McMillen, its Chairman and Chief Executive Officer, Christopher P. Leichtweis, its President, and Michael T. Brigante, its Chief Financial Officer. Although Messrs. McMillen and Brigante have substantial experience in acquiring and consolidating businesses, our acquired companies personnel do not have significant experience in managing companies formed for the specific purpose of consolidating one or more companies. Additionally, Messrs. McMillen and Brigante did not have experience in managing companies in the various sectors of the homeland security industry. As a result, the Company likely will rely significantly on the senior management of the businesses it acquires. Such acquired senior management may not be suitable to the Company’s business model or combined operations. If the Company loses the services of one or more of its current executives, the Company’s business could be adversely affected. The Company may not successfully recruit additional personnel and any additional personnel that are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management.
Appropriate acquisitions may not be available, which may adversely affect our growth.
The results of the Company’s planned operations are dependent upon the Company’s ability to identify, attract and acquire additional desirable acquisition candidates, which may take considerable time. Our acquisition strategy is important to the success of our business because it supports our strategy of selling a broad platform of integrated offerings to customers who we believe prefer to buy multiple products and service offerings from fewer vendors. The Company may not be successful in identifying, attracting or acquiring additional acquisition candidates, in integrating such candidates into the Company or in realizing profits from any acquisition candidates, if acquired. Other companies also pursue acquisitions of companies in the homeland security marketplace and we expect competition for acquisition candidates in our industry to increase, which may mean fewer suitable acquisition opportunities for us, as well as higher acquisition prices. In addition, even if we are successful in acquiring target companies, we may have difficulty integrating the acquired companies’ product and service offerings with our existing offerings and sales channels, which would reduce the benefits to us of the acquisitions and limit the effectiveness of our strategy. The failure to complete additional acquisitions or to operate the acquired companies profitably would have a material adverse effect on the Company’s business, financial condition and results of operations.

If our consolidation strategy is not successful, our operations and financial condition will be adversely affected.
One of the Company’s strategies is to increase its revenues, the range of products and services that it offers and the markets that it serves through the acquisition of additional homeland security businesses. To date, the Company has completed three acquisitions and divested one of those acquisitions. Investors have no basis on which to evaluate the possible merits or risks of any future acquisition candidates’ operations and prospects that management may identify. Although management of the Company will endeavor to evaluate the risks inherent in any particular acquisition candidate, the Company may not properly ascertain all of such risks. Additionally, management of the Company has significant flexibility in identifying and selecting prospective acquisition candidates. Management may not succeed in selecting acquisition candidates that will be profitable or that can be integrated successfully. Although the Company intends to scrutinize closely the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, the Company’s assessment of management may not prove to be correct. The Company may enlist the assistance of other persons to assess the management of acquisition candidates. Finally, the Company will seek to improve the profitability and increase the revenues of acquired businesses by various means, including combining administrative functions, eliminating redundant facilities, implementing system and technology improvements, purchasing products and services in large quantities and cross-selling products and services. The Company’s ability to increase revenues will be affected by various factors, including the Company’s ability to expand the products and services offered to the customers of acquired companies, develop national accounts and attract and retain a sufficient number of employees to perform the Company’s services. There can be no assurance that the Company’s internal growth strategies will be successful.
Competition and industry consolidation may limit our ability to implement our business strategies.
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
Failure to qualify for investment company act exemptions could adversely affect our growth and financial condition.
The regulatory scope of the Investment Company Act of 1940, as amended, or the Investment Company Act, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act also may apply to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities that bring it within the Investment Company Act’s definition of an investment company. The Company believes that its principal activities, which involve acquiring control of operating companies and providing managerial and consulting services, will not subject the Company to registration and regulation under the Investment Company Act. The Company intends to remain exempt from investment company regulation either by not engaging in investment company activities or by qualifying for the exemption from investment company regulation available to any company that has no more than 45% of its total assets invested in, and no more than 45% of its income derived from, investment securities, as defined in the Investment Company Act.

There can be no assurance that the Company will be able to avoid registration and regulation as an investment company. In the event the Company is unable to avail itself of an exemption or safe harbor from the Investment Company Act, the Company may become subject to certain restrictions relating to the Company’s activities, as noted below, and contracts entered into by the Company at such time that it was an unregistered investment company may be unenforceable. The Investment Company Act imposes substantial requirements on registered investment companies including limitations on capital structure, restrictions on certain investments, prohibitions on transactions with affiliates and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company could have a material adverse effect on the Company.
Potential tax consequences of our acquisitions may adversely affect our financial conditions.
As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to the Company, the acquisition candidate and their respective stockholders. Nonetheless, the Internal Revenue Service, or the IRS, or appropriate state tax authorities may not ultimately agree with the Company’s tax treatment of a consummated business combination. To the extent that the IRS or state tax authorities ultimately prevail in re-characterizing the tax treatment of a business combination, there may be adverse tax consequences to the Company, the acquisition candidate and/or their respective stockholders.
Our financial condition could be harmed if businesses we acquire failed to comply with applicable laws or have other undisclosed liabilities.
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
We may need to raise additional capital on terms unfavorable to our stockholders.
Based on our current level of operations, we believe that our cash flow from operations, together with amounts we are able to borrow under our existing lines of credit, will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for at least the next twelve months. However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the defense and security industries. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our traditional and recently required operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our existing businesses.

Business Risks
As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
Our government contracts are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. Similarly, some U.K. contracts are subject to audit by U.K. regulatory authorities. These audits could result in the disallowance of certain fees and costs, if, the auditing agency asserts, in its discretion, that certain costs and expenses were not warranted or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.
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
Economic downturns, reductions or diversions in government funding could have a negative impact on our businesses.
Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of private and government entities to make expenditures on radiological, security and environmental services may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, and more recently funding under the American Recovery and Reinvestment Act, particularly within the funding levels of the environmental programs at the DOE and DoD. Significant changes in the level of government funding or specifically mandated levels for different programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows.
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
We and our customers operate in a politically sensitive environment, and the public perception of radioactive materials can affect our customers and us.
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
The elimination or any modification of the Price-Anderson Act’s indemnification authority could have adverse consequents for our business.
The Atomic Energy Act of 1954, as amended, or the AEA, comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract at a DOE facility under a DOE prime contractor transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.
We are subject to liability under environmental laws and regulation.
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
Our business has inherent operational risks that cannot be adequately covered by insurance or indemnity, and our products and technologies may not qualify for protection under the SAFETY Act.
We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of technologies or services that we supply. Our products may be deployed in response to an emergency or terrorist attack, which may increase our exposure to third-party claims. Many of our technologies are unproven, or have yet to be deployed for actual end-user activities. We may face liabilities related to these products. While we have attempted to secure appropriate insurance coverage at appropriate cost, it is impossible to insure against all risks that inhere in our industry, nor can we assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Substantial claims resulting from an accident in excess or not otherwise covered by indemnity or insurance could harm our financial condition and operating results. Our insurance policies also contain deductibles, limitations and exclusions which increase our costs in the event of a claim.
Under the “SAFETY Act” provisions of The Homeland Security Act of 2002, the federal government provides liability limitations and the “government contractor” defense applies if the Department of Homeland Security “designates” or “certifies” technologies or products as “qualified anti-terrorism technologies,” and if certain other conditions apply. We may seek to qualify some or all of our products and technologies under the SAFETY Act’s provisions in order to obtain such liability protections, but there is no guarantee that the U.S. Department of Homeland Security will designate or certify our products and technologies as a qualified anti-terrorism technology. Any indemnification that the U.S. government may provide may not cover certain potential claims.
Our failure to maintain our safety record could have an adverse effect on our business.
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

We are engaged in highly competitive businesses and typically must bid against other competitors to obtain major contracts.
We are engaged in highly competitive businesses in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our clients operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which we compete. Some of our competitors are larger and may possess greater resources than we do, which may give them an advantage when bidding for certain projects. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for government environmental service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits. Part of our business strategy includes bidding on government contracts as a lead prime contractor in a consortium. In the past, we have operated as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. We must be successful in the competitive process with our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract.
Our ability to compete depends on our ability to innovate successfully and quickly.
We may lose our competitive position if we fail to innovate and develop new products quickly. Advanced security technologies are evolving rapidly, product life cycles are short and technologies can become obsolete. Our ability to compete will depend on our ability to design, develop, manufacture, assemble, test, market, sell and support new products and enhancements quickly and cost effectively. Our business will depend on how well we respond to evolving government and industry standards, and changing customer requirements. The lack of standardization in our industry may impede market acceptance of innovative products that we successfully develop. If, for any of these or other reasons, any of our technologies fail to gain acceptance in the market, we will not recoup our development costs, and we will have to attempt to develop new technologies and products. We cannot assure that we can do so successfully, cost effectively or quickly enough.
Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology.
The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on our core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, vibrational spectroscopy and superconducting magnet technologies, we are particularly vulnerable to any technological advances that would make certain of these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses.
Our CBRNE detection products are subject to a number of risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts.
Our CBRNE detection products are subject to many risks, including vulnerability to rapid technological change, dependence on mass spectrometry and other technologies and substantial competition. In addition, our CBRNE detection products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. These criteria may also cause delays in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

Our business qualifies as a small business for significant opportunities which would be negatively impacted if our small business status were to change to other than small.
Our small business status provides us with certain competitive advantages including allowing us to compete for certain government set asides for which larger businesses are ineligible. Loss of this status could significantly affect our ability to compete for future contracts. For instance, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Failure to continue to qualify as a small business could have a material adverse effect on our financial position and results from operations.
If our teaming members or partners fail to perform their contractual obligations on a project or if we fail to coordinate effectively with our partners or subcontractors, we could be exposed to legal liability, loss of reputation and reduced profit on the project.
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
The following factors, many of which are outside our control, can cause fluctuations in our operating results:
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
Our business depends on the development of markets for detection and surveillance products and solutions.
Our products and services are designed to address the markets for detection, surveillance and integrated solutions. Our products and services are targeted to both governmental and private sector markets. These markets and the types of products and services sold in these markets are emerging. Our ability to grow will depend in part on the rate at which markets for our products develop and on our ability to adapt to emerging demands in these markets. In particular, our business depends on our ability to offer a broader range of products and services to meet demand for integrated solutions. In addition, geopolitical developments, terrorist attacks and government mandates may cause sharp fluctuations in the demand for our products.
Some of our new products are still undergoing trials, or have too short of a history of operation in the field to establish evidence that they meet long-term customer needs. This may slow the adoption of these products by security conscious customers that demand proof of long term reliability. Some of our products could encounter unanticipated problems in deployment and use, or when attempts are made to integrate them into existing systems and operations. Our ability to maintain or grow our revenues will be significantly limited if our new products fail to gain market acceptance.
The contracts in our backlog may be adjusted, cancelled or suspended by our clients. Additionally, even if fully performed, our backlog may not be a good indicator of our future gross margins.
At June 30, 2010, our backlog totaled approximately $376.0 million, of which, $89.1 million is funded. The remaining $286.9 million of unfunded backlog represents contracts signed on a contingent basis that are subject to cancellation or termination at the discretion of the client. In addition, our backlog is subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, there is no assurance that the amount of backlog in-hand at June 30, 2010 will actually be realized as revenues. Gross margins (i.e., contract revenue less direct costs of contracts) can vary considerably between contracts. One aspect of our business that can have a significant effect on the gross margins we realize on our contracts and projects is the amount of pass-through costs incurred. Since pass-through costs typically do not bring significant margins with them, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding change in our gross margins.
Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability. In some of the markets we serve there is an increasing trend towards cost-reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as achievement of target completion dates or target costs; overall safety performance; overall client satisfaction; and/or other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee resulting in lower gross margins. Accordingly, there is no assurance that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.

The loss of one or a few customers could have an adverse effect on us.
One or a few government and commercial customers have in the past, and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. For the fiscal year ending June 30, 2010, our Safety subsidiary generated approximately 94% of total revenues from prime contracts or subcontracts with the U.S. Government. Safety generated 10% or more of consolidated revenue over the last year from each of the U.S. Department of Energy, Bechtel Jacobs Company, Washington Group International and Clauss Construction. For the year ended June 30, 2010, our Nexus subsidiary generated approximately 75% of total revenues from three customers. Because these customers generally contract with us for specific projects, we may lose significant customers from year to year as their projects with us are completed. Our inability to replace this business with other projects could have an adverse effect on our business and results of operations.
We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.
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
Our use of level of effort or percent complete performance accounting could result in reduction or elimination of previously reported profits.
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
The outcome of pending and future claims and litigation could have a material adverse effect on our business.
The nature of our business occasionally results in clients, subcontractors and vendors presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims and change orders to our clients for costs we have incurred for which we believe we are not contractually responsible or for services provided that were either requested by the client or were otherwise required by the nature of the project. If we fail to document properly the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors, and vendors, we could incur cost overruns and experience reduced profits or, in some cases, suffers a loss for that project. Additionally, irrespective of how well we document the nature of our claims and change- orders, the cost to prosecute and defend claims and change-orders can be significant. In the normal course of business, we are subject to certain contractual guarantees and litigation. Litigation in which we could be involved in as a defendant includes, but is not limited to, workers’ compensation, personal injury, environmental, employment/labor, professional liability, and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under our insurance programs which may subject us to some future liability for which we are only partially insured, or completely uninsured.

Adequate bonding is necessary for us to win certain types of new work.
We are often required to provide performance bonds or other financial assurances to customers under fixed-price contracts. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We currently have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2010, we had approximately $7.3 million of bonds or surety contracts outstanding.
We have substantial financial assurance and insurance requirements, and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverage, could negatively impact our liquidity and increase our liabilities.
The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide, and therefore, our coverage is generally maintained at the minimum statutorily required levels. We face the risk of incurring liabilities for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of insurance coverage that is customary for a company our size. We use these programs to mitigate risk of loss, thereby allowing us to manage our self-insurance exposure associated with claims. To the extent our insurers were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial results. In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure liabilities, we generally obtain letters of credit or surety bonds; rely on insurance, including captive insurance, or fund trust and escrow accounts. We currently have in place all financial assurance instruments necessary for our operations. We do not anticipate any unmanageable difficulty in obtaining financial assurance instruments in the future. However, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. These types of financial assurance could be more expensive to obtain, which could negatively impact our liquidity and capital resources and our ability to meet our obligations as they become due.
Unforeseen circumstances could result in a need for additional capital.
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

Armed hostilities could constrain our ability to conduct business internationally and could also disrupt our U.S. operations.
The current world unrest, or the responses of the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to the economic instability in the United States. These attacks or armed conflicts may affect our physical facilities or those of our suppliers or customers and could have an impact on our domestic and international sales, our supply chain, our production capability, our insurance premiums or the ability to purchase insurance and our ability to deliver our products to our customers. The consequences of these risks are unpredictable, and their long-term effect upon us is uncertain.
A substantial portion of our revenues depends on sales to the U.S. government and could be affected by changes in federal funding levels.
Agencies and departments of the U.S. government account for a substantial portion of our revenues from product sales and substantially all of our revenues from research and development contracts. We and other U.S. defense contractors have benefited from an upward trend in overall U.S. defense spending in the last few years and are counting on significant revenues from U.S. government contracts for the foreseeable future. This trend continued with the former President’s budget request for fiscal year 2009, which reflected the continued commitment to modernize the Armed Forces and sustain current capabilities while prosecuting the war on terrorism.
However, U.S. government programs are limited by budgetary constraints and are subject to uncertain future funding levels that could result in the termination of programs. Future defense budgets and appropriations for our programs and contracts may be affected by differing priorities of the new Administration, including budgeting constraints stemming from the economic recovery and stimulus plans. A decline in security-related government spending, or a shift away from our offerings or programs that we address, could hurt our sales, put pressure on our prices and reduce our revenues and margins.
We may not realize anticipated benefits from stimulus packages.
Many governments around the world, including the U.S. federal government, have enacted various stimulus packages that are intended to increase investment and business activity, and in particular to provide funding for life science research, equipment and facilities. Although we believe there is opportunity for the Company to benefit from these economic stimulus spending programs, including the American Recovery and Reinvestment Act of 2009, there is no assurance that any of these programs will have a material positive impact on our revenues and profits. The magnitude and timing of any benefits that we might realize from stimulus funding initiatives are uncertain and are subject to a number of factors beyond our control, including government appropriations processes in various countries in which we and our customers do business, governmental determinations regarding the allocation of stimulus funds to the academic institutions, not-for-profit research organizations and businesses that may utilize our products and technologies, the success of our customers in obtaining stimulus grants, and our customers’ decisions to use any stimulus funds they receive to purchase products from us. It is not possible to predict whether or when we will realize benefits from stimulus packages enacted in the U.S. or elsewhere, or what impact, if any, stimulus packages will have on our business, results of operations or financial condition or the trading price of our common stock.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.
General worldwide economic conditions have recently experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities and could cause businesses to slow spending on services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate continue at the level experienced in fiscal 2010, our business, financial condition and results of operations may be materially and adversely affected.
We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.
In fiscal 2010, we generated approximately 84% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. U.S. federal government agencies are among our most significant clients. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.
The demand for our government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the these programs. There are several factors that could materially affect our government contracting business, including the following:
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
A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenues.
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
Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability.
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
Restrictive covenants in our credit agreement may restrict our ability to pursue certain business strategies.
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

Because our operating results may fluctuate significantly and may be below the expectations of analysts and investors, the market price for our stock may be volatile.
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
The deferral or loss of one or more significant contracts could materially adversely affect our operating results, particularly if there are significant sales and marketing expenses associated with the deferred or lost contracts. Additionally, we base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs to compensate for an unexpected near-term shortfall in revenues, with such shortfalls resulting in fluctuations in our operating results which could cause our stock price to decline.
Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.
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

In addition to the “penny stock” rules promulgated by the Commission, the Financial Industry Regulatory Authority, Inc., or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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
We do not expect to pay dividends with respect to our common stock which may hinder our ability to attract additional capital.
The Company has not paid any dividends on its common stock to date. The payment of any dividends will be within the discretion of the Company’s Board of Directors. The Board of Directors expects to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends on its common stock in the foreseeable future.
We have historically had severe working capital shortages, even following significant financing transactions.
Although we have raised capital totaling approximately $21,300,000 (net of expenses) since February 2006, we have had working capital shortages in the past. Our consolidated financial statements for our fiscal year ended June 30, 2010, indicate that we have a working capital deficit of $6,111,797. Based on the amount of capital we have remaining, we anticipate that we may have working capital shortages in the future unless we are able to substantially increase our revenue or reduce our expenses, thereby generating continuous positive cash flow from operations and (ultimately) operating income. As a result of our recent operating activities, we believe we have sufficient working capital to finance our anticipated operations and throughout our FY2011.
We have raised capital and issued securities during the years ended June 30, 2008 and December 31, 2007 and 2006, which has resulted (and will in the future when warrant exercises or conversions occur) result in dilution to our existing stockholders; this was accomplished to provide necessary working capital or obtain assets and services. We will likely issue more securities to raise additional capital or to obtain other services or assets, any of which may result in substantial additional dilution.
Since February, 2006, we have raised capital of approximately $21,300,000 to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of common stock, convertible preferred stock and common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors and the exercise of previously issued common stock warrants and stock options. During this same period of time, we issued common stock warrants and shares of common stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing stockholders both as a reduction of their percentage ownership in the Company and because of issuances that will be, when warrants are exercised or debentures are converted, at prices below the market. Our Series F Preferred Stock (the “Series F Stock”), our Series H Convertible Preferred Stock (the “Series H Stock”) and our Series I Convertible Preferred Stock (the “Series I Stock” and collectively with the Series F and H Stock, the “Preferred Stock”) have significant restrictions on our ability to raise any additional capital. If we raise additional working capital, we will likely have to issue additional shares of our common stock and common stock warrants at prices that may dilute the interests of our existing stockholders.

If demand for any of our products grows suddenly, we may lack the resources to meet demand or we may be required to increase our capital spending significantly.
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
Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring or holding our shares may be unable to resell their shares at a profit as a result of this volatility.
The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of new contracts or products by us or our competitors, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our work schedules, new contracts or products by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, and economic and other external factors all affect the market price of our securities.
The conversion ratio of our Series H Stock is subject to adjustment based on the performance of our Safety subsidiary in 2008 and 2009.
Although the number of shares issuable upon the conversion of our Series H Stock could increase by 230,000,000 shares (the “Additional Shares”) based upon our Safety subsidiary not achieving an agreed EBITDA target in 2009, the exact additional number of shares issuable upon the conversion of our Series H Stock is still the subject of negotiations. Unless the negotiations end with the agreement of no additional shares issuable upon the conversion of the Series H Stock, the interests of our existing common stockholders will be diluted.
Outstanding Preferred Stock, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.
As of June 30, 2010, we had Preferred Stock outstanding that is convertible into approximately a minimum of 452,833,333 shares of common stock and approximately a maximum of 682,833,333 shares of common stock, depending on certain negotiations currently underway concerning the Additional Shares. The holders’ rights to convert the Series F Stock, Series H Stock, including the Additional Shares and Series I Stock and related warrants are, however, subject to certain share issuance limitations. In addition, we have outstanding options and warrants for the purchase of up to 83,310,000 shares of common stock and 107,533,333 shares of common stock, respectively, at exercise prices of between $0.03 and $1.00 per share respectively. If all of the outstanding options, Preferred Stock, Additional Shares and common stock warrants were to be converted, they would represent approximately 95% of our outstanding common stock on a fully diluted basis. Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our common stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants, options, and convertible preferred stock, including the Additional Shares may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our Preferred Stock, the Additional Shares or certain of our outstanding common stock warrants, we may be obligated to pay the investors of those securities liquidated damages.
We have an obligation to file upon request of holders of our preferred stock and obtain the effectiveness of a registration statement which would include certain outstanding common stock and common stock underlying outstanding Preferred Stock, the Additional Shares and warrants. Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933. If we are unable to meet these filing obligations (or effectiveness obligations), we would be obligated to pay the holder of these securities liquidated damages for each 30 day period after the applicable date as the case may be. The liquidated damages may be paid in cash or shares of our common stock if registered, at the holder’s option. We cannot offer any assurances that we will be able to maintain the required current information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company subleases approximately 2,260 square feet of office space, which serves as its and PMX’s executive offices and Safety and Nexus regional offices, at 1005 North Glebe Road, Suite 550, Arlington, VA 22201 from Defense Holdings, Inc. The sublease is comprised of a one-year lease with four one-year extensions, having a final expiration on December 31, 2011. Lease payments were $7,569 per month from July 1, 2009 through December 31, 2009 and $7,756 from January 1, 2010 through June 30, 2010, including taxes and utilities. The annual lease payment for fiscal year 2011 will be approximately $94,208.
Nexus leases approximately 2,000 square feet of office space at 7 West Cross Street, Hawthorne, NY 10532, which serves as its executive and administrative offices. Lease payments were $2,926 per month from July 2009 through February 2010 and $3,096 per month from March 2010 through June 2010. The lease payments are inclusive of taxes and utilities. The cumulative lease payment for the remainder of the lease will be approximately $24,768. The lease expires on February 28, 2011, and we are currently searching for another property that would be suitable for our purposes.
Nexus also leases approximately 940 square feet of office space at 3466 Progress Drive, Suite 200, Bensalem, PA 19020, which serves as a regional sales office. Lease payments were $1,292.50 per month from July 2009 through February 2010 and $1,421.75 per month from March 2010 through June 2010. The lease payments are inclusive of taxes and utilities. The cumulative lease payment for the remainder of the lease will be approximately $11,374. The lease expires on February 28, 2011, and we are currently searching for another property that would be suitable for our purposes.

Safety currently leases properties in the following locations:

	Expiration of	Square	Annual Rent
Location	Lease	Footage	Cost
Knoxville, TN (HQ)	May 31, 2018	20,850	$344,028
Knoxville, TN (Tech Bldg.)	September 20, 2011	11,000	$79,094
Blaydon On Tyne, England (Safety Ltd. HQ)	Monthly	1,000	$10,848	(1)
Sandusky, OH	January 31, 2011	1,100	$9,300
Oakridge, TN	February 28, 2011	6,338	$62,885
Albany, NY	March 31, 2011	1,000	$11,720
Richland, WA	Monthly	1,970	$10,836
Pittsburgh, PA	Monthly	640	$10,500

(1)	Based on a conversion ratio of pounds to dollars of £0.664 as of June 30, 2010.
We believe that our existing facilities are adequate to accommodate our business needs.
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
ITEM 4. RESERVED

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently traded on the OTC Electronic Bulletin Board under the symbol “HOMS.OB.” The following table sets forth, for the fiscal periods indicated, the high and low closing bid prices of a share of our common stock for the last eight quarterly periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. This information was obtained from Bloomberg L.P.

Fiscal Year 2010	High	Low
4th Quarter (April — June 2010)	$0.065	$0.035
3rd Quarter (January — March 2010)	$0.090	$0.059
2nd Quarter (October — December 2009)	$0.190	$0.141
1st Quarter (July — September 2009)	$0.240	$0.115

Fiscal Year 2009	High	Low
4th Quarter (April — June 2009)	$0.125	$0.070
3rd Quarter (January — March 2009)	$0.115	$0.070
2nd Quarter (October — December 2008)	$0.105	$0.075
1st Quarter (July — September 2008)	$0.080	$0.030
Dividends
We have not paid dividends on our common stock since inception and do not intend to pay any dividends to our common stock holders in the foreseeable future. We currently intend to reinvest our earnings, if any, for the development and expansion of our business. Any declaration of dividends on any class of our stock in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other factors our Board of Directors deems relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information as of June 30, 2010, concerning our equity compensation plans:

Number of
securities
	Number of		remaining
	securities to	Weighted	available for
	be issued	average	future
	upon exercise	exercise price	issuance under
	of	of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants and	securities reflected
Plan category	rights	rights	in column (a))
Equity compensation plans approved by security holders	6,800,000	$0.088	400,000	(1)
Equity compensation plans not approved by security holders (2)(3)	76,510,000	$0.054	1,216,640	(1)

Total	83,310,000	$0.057	1,616,640

(1)
400,000 options available for future issuance pursuant to the Company’s 2005 Stock Option Plan (the “2005 Plan”) and 1,216,640 options available for future issuance pursuant to the Company’s 2008 Stock Option Plan (the “2008 Plan”).

(2)	Includes 73,750,000 non-qualified options to purchase common stock pursuant to the Company’s 2008 Plan.

(3)	Includes 2,760,000 non-qualified options to purchase common stock issued to each of our non-employee directors and one consultant.

Additional information regarding our stock-based compensation awards outstanding and available for future grants as of June 30, 2010 is presented in the “Notes to Consolidated Financial Statements.”
Purchases of Equity Securities by the Registrant and Affiliated Purchasers
None.
Holders of our Common Stock
As of September 24, 2010, there were approximately 357 holders of record of our common stock.
ITEM 6. SELECTED FINANCIAL DATA
This item is not applicable to smaller reporting companies.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this filing. Statements in this Management’s Discussion and Analysis and Results of Operation and elsewhere in this annual report that are not statements of historical or current fact constitute “forward-looking statements.”
Overview
Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997 and its corporate headquarters is located in Arlington, Virginia. The Company focuses on the acquisition and development of businesses whose primary operations are in the CBRNE incident response and electronic security marketplace within the homeland security industry.
The Company’s original business from 1997 through 2003, operating under the name of Celerity Systems, Inc. was to develop and manufacture, at third party facilities, digital set top boxes and digital video servers for the interactive television and high speed Internet markets.
On September 3, 2003, the Company elected to become a business development company, or BDC, to be regulated pursuant to Section 54 of the Investment Company Act of 1940, as amended. On December 30, 2005, at a special stockholders meeting, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change the name to “Homeland Security Capital Corporation” and voted to withdraw the Company’s election as a BDC. Accordingly, the Company changed its business plan to primarily seek acquisition of companies that provide homeland security products and services.
The Company currently conducts its ongoing operations through one wholly owned subsidiary, one majority-owned subsidiary and one joint venture. On February 7, 2006, the Company, through its majority-owned Nexus subsidiary, acquired 100% of the common stock of Corporate Security Solutions, a security integration firm with operations in the Mid-Atlantic region with a focus on the New York City market. On September 15, 2006, the Company formed PMX and on September 18, 2006 PMX became a U.S.-based joint venture, 51% controlled by the Company, with Polimaster, Inc., a company focused on the field of radiological detection and isotope identification. On March 13, 2008, the Company acquired 100% of Safety, a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the United States and the United Kingdom.

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
Results of Operations
The discussion below reflects the consolidated accounts of the Company and its wholly-owned subsidiary, Safety (including Safety’s wholly-owned United Kingdom subsidiary, Safety and Ecology Corporation Limited, or SECL, its majority-owned subsidiary, Radcon Alliance, LLC), majority-owned subsidiary, Nexus (including Nexus’ wholly-owned subsidiary, Corporate Security Solutions, Inc.) and majority-owned joint venture, PMX. The Company controls each of the subsidiary and joint venture boards of directors and provides extensive advisory services to each of the companies. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity. All intercompany balances and transactions have been eliminated.
The Company has measured the impact of inflation and changing prices on contract revenue, contract costs, operating expenses and net income for 2010 and 2009, the financial periods included in this Annual Report. We have concluded that there has not been a material impact to our financial position, results of operations or cash flows from inflation or changing prices during 2010 or 2009.
Year Ended June 30, 2010 as Compared to the Year Ended June 30, 2009
Contract revenue
For the twelve months ended June 30, 2010, the Company recorded contract revenue of $97,899,868 as compared to $80,839.347 recorded for the twelve months ended June 30, 2009. The increase of $17,060,521 is further outlined below:

	Year Ended June 30,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	85,723,970	72,106,878	13,617,092	18.9%
Nexus	10,207,192	6,462,511	3,744,681	57.9%
PMX	1,968,706	2,269,958	(301,252)	-13.3%

	$97,899,868	$80,839,847	$17,060,521	21.1%

The overall increase of $17,060,521, or 21.1%, reflects increased revenues at Safety and Nexus, attributable to both expanded services within existing contracts and services provided under new contracts as compared to the prior year. The decrease in revenues for PMX is a result of fewer units shipped to a significant customer that has started to deploy previously purchased products into field operations.

Contract cost
For the twelve months ended June 30, 2010, the Company recorded contract cost of $77,807,174 as compared to $69,156,496 recorded for the twelve months ended June 30, 2009. The increase of $8,650,678 is further outlined below:

	Year Ended June 30,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—
Safety	68,698,494	62,175,026	6,523,468	10.5%
Nexus	7,218,629	4,803,989	2,414,640	50.3%
PMX	1,890,051	2,177,481	(287,430)	-13.2%

	$77,807,174	$69,156,496	$8,650,678	12.5%

The overall increase of $8,650,678, or 12.5%, are costs associated with the additional contract revenues noted above for Safety and Nexus. Our gross profit on contract revenue improved from 14.7% for the twelve months ended June 30, 2009 to 20.5% for the twelve months ended June 30, 2010. This significantly improved gross profit is mainly due to the movement to more cost plus contracts at Safety and more effective management of fixed contract costs at both Safety and Nexus.
Operating expenses
For the twelve months ended June 30, 2010, the Company recorded operating expenses of $14,299,238 as compared to $15,017,503 recorded for the twelve months ended June 30, 2009. The decrease of $718,265 is further outlined below:

	Year Ended June 30,
	2010	2009	Increase (Decrease)
Holding Company	$2,480,103	$4,099,586	$(1,619,483)	-39.5%
Safety	10,743,617	9,479,019	1,264,598	13.3%
Nexus	1,045,631	1,154,272	(108,641)	-9.4%
PMX	29,887	284,626	(254,739)	-89.5%

	$14,299,238	$15,017,503	$(718,265)	-4.8%

The overall decrease of $718,265, or 4.8%, is primarily due to the decreased in non cash compensation at the Holding Company offset in part by increased personnel costs at Safety during the twelve months ended June 30, 2010 due to an increase in the number of employees required to support its increased operating levels. Additionally, expenses decreased at both Nexus and PMX reflecting effective management oversight of operating costs at these subsidiaries.
Other income and expense
For the twelve months ended June 30, 2010, the Company recorded net other expenses of $3,022,489 as compared to net other expenses of $6,195,998 recorded for the twelve months ended June 30, 2009. The decrease in net other expenses of $3,173,506 are further outlined below by operating unit and functional line item:

	Year Ended June 30,
	2010	2009	(Increase) Decrease
Holding Company	$(1,882,547)	$(5,428,250)	$3,545,703	-65.3%
Safety	(754,365)	(749,965)	(4,400)	0.6%
Nexus	(385,577)	(17,780)	(367,797)	2068.6%
PMX	—	—	—	0.0%

	$(3,022,489)	$(6,195,995)	$3,173,506	-51.2%

	Year Ended June 30,
	2010	2009	(Increase) Decrease
Interest expense	$(2,093,910)	$(2,011,991)	$(81,919)	4.1%
Amortization of debt offering costs	(378,210)	(504,869)	126,659	-25.1%
Amortization of debt discount	(34,053)	(48,074)	14,021	-29.2%
Currency loss	(59,085)	(405,821)	346,736	-85.4%
Impairment losses	(530,264)	(3,317,837)	2,787,573	-84.0%
Interest and other income	73,033	92,597	(19,564)	-21.1%

	$(3,022,489)	$(6,195,995)	$3,173,506	-51.2%

The overall decrease in net other expenses of $3,173,506, or 51.2%, mainly reflects the absence in 2010 of the impairment charge on Vuance Ltd. common stock recorded in 2009 and the improvement in foreign exchange translation transactions. Additionally, the amortization for debt offering costs and debt discount mostly expired in 2010.
Net income (loss)
As a result of the foregoing, the Company recorded net income before minority interests of $2,180,737 for the twelve months ended June 30, 2010 as compared to a net loss before minority interests of $9,530,647 for the twelve months ended June 30, 2009.
Liquidity and Capital Resources
The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $1,829,429 at June 30, 2010 and $2,356,534 at June 30, 2009. Our primary needs for cash are to fund our ongoing operations until such time as they begin to generate sufficient cash flow to fund operations and to have cash available to make additional acquisitions of businesses that provide products and services in our target industries. While we believe that we have sufficient cash on hand to satisfy our operating commitments for at least the next twelve months, we will require significant additional funding in order to make additional acquisitions.
During the year ended June 30, 2010, the Company had a net decrease in cash of $527,105. Our sources and uses of funds were as follows:
Cash Flows From Operating Activities
We provided net cash of $209,969 in our operating activities during the year ended June 30, 2010, primarily provided by our subsidiaries Safety and Nexus in their ongoing operations.
Cash Flows From Investing Activities
We used net cash of $1,198,152 in our investing activities during the year ended June 30, 2010, consisting of the purchase of fixed assets of $382,206 mainly by SEC and Nexus, less the proceeds from the disposal of fixed assets in the amount of $29,481. Nexus also used $872,427 cash in the purchase of marketable fixed income securities. Cash was increased by investment proceeds from a non-controlling investment in a subsidiary and was decreased by the advancement of funds for notes receivable from a related party.

Cash Flows From Financing Activities
We provided cash of $537,521 in financing activities during the year ended June 30, 2010, consisting of net borrowings on Safety’s line of credit of $1,650,000. We used funds for repayments on a note to a related party of $50,110 and repayment of bank notes of $1,062,369 by Safety ($970,175) and Nexus ($92,194).
As of June 30, 2010, we had net working capital of $11,768,761.
Off-Balance Sheet Arrangements
The Company has not entered into any off-balance sheet arrangements.
Critical Accounting Policies And Estimates
Revenue Recognition — Safety recognizes revenue on their environmental and remediation services performed under time and material and fixed fee contracts. Revenues and costs associated with fixed price contracts are recognized using the percentage of completion (efforts expended) method. Revenue and cost associated with time and material contracts are recognized as revenue when earned and costs are incurred. Nexus recognizes revenue on their security system installation and integration contracts using the percentage of completion (efforts expended) method. PMX recognizes revenue and cost based on the sale (transfer of title) of its products and delivery of its services.
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
Foreign Operations — SECL, a United Kingdom corporation, is wholly owned by Safety. The financial statements of SECL are included in the consolidated financial statements of the Company. The financial statements of SECL are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for results of operations. The related translation adjustments are reported as a separate component of shareholders’ equity.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments — The carrying amount of items included in working capital approximates fair value because of the short maturity of those instruments. The carrying value of the Company’s debt approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.
Recognition of Losses on Receivables — Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral from customers. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts.

Investments in Assets Held for Sale — The Company classifies certain investments in marketable securities as “assets held for sale” under the provisions of SFAS No. 115. Under this classification securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.
Investment Valuation — Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are recorded at the lower of cost or a value determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as the general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management estimates of the value of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.
Periodically management makes an assessment as to impairment of the Company’s investment and accordingly adjusts the investment to record other than a temporary change in value.
Valuation of Stock Options and Warrants — The valuation of stock options and warrants granted to unrelated parties for services are measured the earlier of: (i) the dates at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (ii) the date the counterparty’s performance is complete. Pursuant to the requirements of EITF 96-18, the stock options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.
Goodwill — The Company records goodwill on acquisitions where the purchase price exceeds the fair value of the assets acquired and the liabilities assumed. The Company, on a routine basis, measures goodwill to determine if any amount recorded is impaired. If impairment is determined, the Company adjusts the value of goodwill on the date impairment is first recognized.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable to smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is included in the Appendix attached hereto.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms.

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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth in the reporting entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The Company, as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Security and Exchange Commission’s (SEC) September 15, 2010 rulemaking release, believes it is not subject to attestation by our registered public accounting firm as a non-accelerated filer. Non-accelerated filers remain subject to the requirements of Section 404(a) of Sarbanes Oxley and related rules that require a management report on internal control over financial reporting in annual reports filed with the SEC.
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
Set forth below are the names of our executive officers and directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. In addition, the following paragraphs include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Name	Age	Position	Period Served

C. Thomas McMillen	58	Chief Executive Officer and Chairman of the Board	August 30, 2005 to Present

Christopher P. Leichtweis	51	President and Director	March 19, 2008 to Present

Michael T. Brigante	56	Vice President of Finance and Chief Financial Officer	July 14, 2006 to Present

Zev E. Kaplan	58	Director, Compensation Committee Chairman	December 30, 2005 to Present

Philip A. McNeill	51	Director, Audit Committee Chairman	December 30, 2005 to Present

Brian C. Griffin	57	Director	May 16, 2007 to Present
C. Thomas McMillen, Chief Executive Officer and Chairman of the Board
Mr. McMillen has served as the Company’s Chief Executive Officer and Chairman of the Board since August 30, 2005 and served as the Company’s President from August 30, 2005 until March 19, 2008. Since March 12, 2010, Mr. McMillen has been the sole member and manager of NVT License Holdings, LLC, a Delaware limited liability company, which is the indirect parent and controlling entity of several other limited liability companies which hold the Federal Communications Commission licenses for eight full power and three low power television stations in eight different television markets, Since October 2009, he has served as a director of Dominion Funds, Inc., a publicly traded mutual fund. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., FIGI.PK), and from January 2007 until August 2009, he served as Vice Chairman and director. From October 2007 until October 2009, Mr. McMillen served as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation, (now Ultimate Escapes, Inc. OTCBB: ULEI) and from October 2009 to September 2010 as a director and from November 2009 to September 2010 as Vice Chairman. Ultimate Escapes, Inc. filed for bankruptcy protection in September 2010. In March 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, a merchant bank and one of our stockholders since 2003. Mr. McMillen also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. Mr. McMillen has also been an independent consultant throughout his career. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

Mr. McMillen is qualified for service on our Board of Directors based on his many years of senior executive experience in the homeland security industry, including his experiences as a successful businessman, Congressman and Presidential appointee.
Christopher P. Leichtweis, President and Director
Mr. Leichtweis has served as the Company’s President and as a director of the Company since March 19, 2008. In addition, Mr. Leichtweis has been serving as chairman and chief executive officer of Safety & Ecology Holdings Corporation since 1991. Mr. Leichtweis founded Safety in 1991 and over the last decade has grown the Company to its present state of over $70 million in revenue. Prior to founding Safety, Mr. Leichtweis served in various engineering and management positions at Bechtel National and Bechtel Environmental, Inc. a global Engineering and Construction Company starting in 1985 and was a key contributor to the environmental clean-up of major federal nuclear legacy programs. He currently serves on the board of directors of his undergraduate University’s Foundation Board (SUNY Brockport). Mr. Leichtweis received a Bachelor of Science in Physics from SUNY Brockport and a Masters of Business Administration from the University of Tennessee and is a Certified Industrial Hygienist. Mr. Leichtweis was nationally recognized as the Southeast United States 2005 Ernst & Young Entrepreneur of the Year award.
Mr. Leichtweis is qualified for service on our Board of Directors based on his 25 years of environmental remediation experience, including his extensive background in managing a growing company for 19 years.
Michael T. Brigante, Vice President of Finance and Chief Financial Officer
Mr. Brigante has served as the Company’s Vice President of Finance since July 14, 2006 and the Company’s Chief Financial Officer since May 10, 2007. In addition, Mr. Brigante has served as the Chief Executive Officer of Nexus from May 13, 2009 and served as Nexus’ President from July 1, 2008 to May 12, 2009. Mr. Brigante is a director of each of the Company’s subsidiary boards of directors. In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a NASD registered broker dealer, which were both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From July 1999 until December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies, which he founded. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante received a Bachelor of Science degree in Accounting and Economics from James Madison University and is a Certified Public Accountant.
Zev. E. Kaplan, Director
Mr. Kaplan has served as a director of the Company since December 30, 2005. Mr. Kaplan is the founder of a law firm concentrating its practice in the areas of transportation, infrastructure, government relations, business and administrative law. Mr. Kaplan was Associate General Counsel to Global Cash Assess, Inc., a NYSE traded company from August 2008 to August 2009. Mr. Kaplan previously served as General Counsel to Cash Systems Inc., a publicly traded company in the financial services business, a position he has held from March 2005 to August 2008. From April 1995 to the present, Mr. Kaplan has been General Counsel to the Regional Transportation Commission of Southern Nevada, where he played a key policy role in the start-up of the local transit systems and their facilities. In addition, Mr. Kaplan has had a key role in the planning and financing of numerous major public infrastructure projects in Las Vegas. Prior to starting his law firm, Mr. Kaplan spent 15 years in government service in the following capacities: Senior Deputy District Attorney with the Clark County District Attorney’s Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Kaplan received his Juris Doctor from Southwestern University School of Law and attended Georgetown University for post-graduate legal studies; received a Masters of Business Administration from the University of Nevada, Las Vegas; and received a Bachelor of Science from the Smith School of Business at the University of Maryland in 1974.

Mr. Kaplan is qualified for service on our Board of Directors based on his extensive legal experience, which includes various positions serving governmental agencies at the federal and state level.
Philip A. McNeill, Director
Mr. McNeill has served as a director of the Company since December 30, 2005. Mr. McNeill is the Managing Partner and Chief Investment Officer of SPP Mezzanine Partners II, LLC the Manager of SPP Mezzanine Funding, LP, SPP Mezzanine Funding II, LP and SPP Mezzanine II-A, LP, a position he has held since November 2003, including SPP Management, LLC, the predecessor company to SPP Mezzanine Partners II, LLC. Prior to forming SPP Mezzanine Partners, Mr. McNeill served as Managing Director of Allied Capital Corporation, where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in 1998 until he left Allied Capital in 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the SBIC investment division of M&T Bank, where he was a Vice President of M&T Capital/M&T Bank and an investment professional from 1988 to 1993. From October 2007 until October 2009, Mr. McNeill also served as a director of Secure America Acquisition Corporation, (now Ultimate Escapes, Inc. OTCBB: ULEI). Mr. McNeill graduated from Syracuse University in 1981 with a Bachelor of Science in Business Administration, with concentrations in Accounting, Finance, and Law & Public Policy. Mr. McNeill earned his Masters Business Administration from Harvard Business School in 1985.
Mr. McNeill is qualified for service on our Board of Directors based on his experience with start-up companies, his financial background and his current position serving as managing partner and investment officer for an investment fund.
Brian C. Griffin, Director
Dr. Griffin has served as a director of the Company since May 16, 2007. In addition, Dr. Griffin has served since January 2006 as Chairman of the Board of Clean Energy Systems, Inc. Dr. Griffin served two terms as Oklahoma’s Secretary of Environment from April 1997 to January 2003. During that time, he chaired and was a member of several committees sponsored by the U.S. Environmental Protection Agency, the U.S. Department of Energy and the Southern States Energy Board. Also, he was a member of the Biomass & Bio-Energy Research and Development Federal Advisory Committee, which was sponsored by the U.S. Department of Energy and the U.S. Department of Agriculture. Dr. Griffin also served as a member of the Coal & Advanced Power Systems Committee sponsored by the U.S. Department of Energy and the Southern States Energy Board from January 1999 to January 2003. In addition, he served as the National Chairman of the Interstate Technology and Regulatory Council from March 2001 to October 2003. In April 2003, President Bush appointed Dr. Griffin to serve as the Federal Representative to the Southern States Energy Board. Dr. Griffin received a Bachelor of Arts degree from Harvard University in 1974 and was selected as a Rhodes Scholar. As a Rhodes Scholar, he attended Oxford University where he received his Master of Jurisprudence degree. He also earned a Juris Doctor degree from the University of Oklahoma College of Law and a Master of Laws degree from Southern Methodist University College of Law.
Dr. Griffin is qualified for service on our Board of Directors based on his service as Secretary of the Environment, his numerous governmental appointments and his extensive experience as a board member of numerous listed companies.

Term of Office
Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors.
Family Relationships
To our knowledge, there are no family relationships, as such term is defined in item 401(d) of Regulation S-K, among any of the directors or executive officers of the Company.
Involvement in Certain Legal Proceedings
To our knowledge, none of the Company’s directors or executive officers has been involved in legal proceedings over the past ten years that are material to an evaluation of his ability or integrity to serve as a director or executive officer of the Company.
Committees of the Board of Directors and Meetings
Audit Committee. Philip A. McNeill (Committee Chairman), Zev E. Kaplan and Brian C. Griffin serve as members of the Audit Committee. All are independent members of the Board and our Board has determined that Mr. McNeill satisfies the criteria for an audit committee financial expert under Rule 401(e) of Regulation S-K of the rules of the Commission. Each Audit Committee member is able to read and understand fundamental financial statements, including our company’s consolidated balance sheet, statement of operations and statement of cash flows. The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall quality of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit and to discuss the audited financial statements.
The charter for our Audit Committee can be found on our website at www.hscapcorp.com under the tab, “Investor Relations.”
AUDIT COMMITTEE REPORT
The members of the Audit Committee, which is comprised of three directors, have been appointed by the Board of Directors. The current members of the Committee are Messrs. Philip A. McNeill (Chairman), Zev E. Kaplan and Brian C. Griffin.
The Audit Committee reviews the scope and timing of the independent registered public accounting firm’s audit and other services, and their report on our financial statements following completion of their audits. The Audit Committee also makes annual recommendations to the Board of Directors regarding the appointment of independent registered public accounting firms for the ensuing year.
Management is responsible for the preparation of our financial statements and the independent registered public accounting firm has the responsibility for the examination of those statements. The Audit Committee reviewed our audited financial statements for the year ended June 30, 2010 and met with both management and our external accountants to discuss those financial statements. Management and the independent registered public accounting firm have represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee also considered taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee deemed appropriate.
The Audit Committee has received from the independent registered public accounting firm their written disclosure and letter regarding their independence from us as required by applicable requirements of the Public Company Accounting Oversight Board, and has discussed with the independent registered public accounting firm their independence. The Audit Committee also discussed with the independent registered public accounting firm any matters required to be discussed by Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, as may be modified or supplemented.

Based upon the reviews and discussions described in this Audit Committee Report, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended June 30, 2010 for filing with the Securities and Exchange Commission.
RESPECTFULLY SUBMITTED,
THE AUDIT COMMITTEE
Philip C. McNeill, Chairman
Zev E. Kaplan
Brian C. Griffin
Compensation Committee. Zev E. Kaplan (Committee Chairman), Brian C. Griffin and Philip A. McNeill serve as members of the Compensation Committee. All are independent members of the Board. The Compensation Committee met four times in fiscal year 2010. The charter for our Compensation Committee can be found on our website at www.hscapcorp.com under the tab, “Investor Relations.”
Meeting Attendance. During the fiscal year ended June 30, 2010, there were thirteen meetings of our Board of Directors, and the various committees of the Board of Directors met a total of eight times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees on which he served during the fiscal year ended June 30, 2010.
We have no formal policy regarding board diversity. Our Board of Directors may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. Our Board of Directors’ priority in selecting members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members and professional and personal experiences and expertise relevant to our growth strategy.
Board Leadership Structure
Mr. McMillen serves as the Chairman of our Board of Directors and Chief Executive officer and Mr. Leichtweis serves as our President. We believe that this structure is the most effective structure for us and our stockholders at this time because a separate chairman (i) can provide the President with guidance and feedback on his performance, (ii) provides a more effective channel for the Board of Directors to express its views on management, (iii) allows the Chairman to focus on stockholder interests and corporate governance while providing Mr. Leichtweis with the ability to focus his attention on managing our day-to-day operations. As Mr. McMillen has significant senior level homeland security industry experience, he is particularly well-suited to serve as Chairman.
We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Role in Risk Oversight
Management is responsible for managing the risks that we face. The Board of Directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives and risks associated with our growth strategy, to improve long-term organizational performance and enhance stockholder value. The involvement of the full Board of Directors in reviewing our strategic objectives and plans is a key part of the Board of Directors’ assessment of management’s approach and tolerance to risk. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, our Board of Directors assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk for us.
While the Board of Directors has ultimate oversight responsibility for overseeing management’s risk management process, various committees of the Board of Directors assist it in fulfilling that responsibility.
The Audit Committee assists the Board of Directors in its oversight of risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements and the Compensation Committee assists the Board of Directors in its oversight of the evaluation and management of risks related to our compensation policies and practices.
Compensation Committee Interlocks and Insider Participation
During the twelve months ended June 30, 2010, the Compensation Committee consisted of Mr. Kaplan (Chairman), Dr. Griffin and Mr. McNeill, none of whom has been an officer or employee of the Company. There are no other relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable Commission regulations.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during the twelve-month period ended June 30, 2010.
Code of Ethics
On March 16, 2004, the Board of Directors of the Company adopted a written Code of Ethics that applies, among others, to our principal executive officer and principal financial officer and is designed, among other things, to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics can be found on our website at www.hscapcorp.com under the tab, “Investor Relations.”
Stockholder Communications to the Board of Directors
Generally, stockholders who have questions or concerns should contact the Chief Financial Officer at (703) 528-7073 or email at MBrigante@hsccap.com. Stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Chairman, Homeland Security Capital Corporation, 1005 North Glebe Road, Suite 550, Arlington, Virginia, 22201. All stockholder communications will be considered by the independent members of our Board of Directors.
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
You may read and copy all or any portion of the annual report or any other information that the Company files at the Commission’s public reference room at One Station Place, 100 F Street NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our Commission filings, including this annual report, are also available to you on the Commission’s website at www.sec.gov.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows the compensation paid or accrued during the last two fiscal years ended June 30, 2009 and 2010 to (1) our Chief Executive Officer, (2) our Vice President of Finance and Chief Financial Officer, and (3) our next most highly compensated executive officer, other than our Chief Executive Officer and our Vice President of Finance and Chief Financial Officer, who earned more than $100,000 during the year ended June 30, 2010.

						Non-	Non-
						Equity	qualified
						Incentive	Deferred
						Plan	Compen-
				Stock	Options	Compen-	sation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards(1)	sation(2)	Earnings	Compensation(3)	Total

C. Thomas McMillen,	2010	$300,000	—	—	$678,356	—	—	$8,122	$987,478
Chairman of the Board and Chief Executive Officer	2009	$300,000	$75,000	—	$1,808,950	—	—	$7,648	$2,191,598

Michael T. Brigante	2010	$222,500	—	—	$118,712	—	—	$—	$341,212
Vice President of Finance and Chief Financial Officer	2009	$217,500	$25,000	—	$316,600	—	—	$—	$599,100

Christopher P. Leichtweis	2010	$312,000	$100,000	—	$—	$6,111	—	$17,354	$435,465
President and Chief Executive Officer of Safety & Ecology	2009	$311,308	$50,000	—	$—	$5,200	—	$21,699	$388,207

1.
These amounts represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS Rule 123R. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our consolidated financial statements included elsewhere in this annual report.

2.	Reflects Company contributions to a 401(k) plan.

3.	Reflects Company-paid health, life and disability insurance.
Narrative Disclosure to Summary Compensation Table
The Compensation Committee of our Board of Directors makes decisions regarding the compensation of our executive officers and directors. The Compensation Committee is composed entirely of independent directors, and it is authorized to engage and retain independent third-party compensation advisors to obtain advice and assistance on all matters related to executive compensation and benefit plans. During fiscal 2010, the Compensation Committee engaged Total Compensation Solutions as an independent compensation consultant to the Compensation Committee to assess our fiscal 2010 executive compensation program. The compensation consultant assisted the Compensation Committee by compiling and analyzing compensation data of comparable companies in terms of size as well as our peers within our industry. Upon completion, the consultant gave the compensation committee a report, which included recommendations as to how the subject individuals should be compensated.
We have also entered into employment agreements with three of our executive officers: C. Thomas McMillen, Michael T. Brigante and Christopher Leichtweis.
C. Thomas McMillen Employment Agreement. On August 29, 2005, the Company and Mr. McMillen entered into an employment agreement pursuant to which Mr. McMillen agreed to serve as the Company’s Chief Executive Officer and President for a term of two years, such agreement being renewable by mutual agreement of the Company and Mr. McMillen. Mr. McMillen’s initial annual salary under this agreement was $120,000 with the possibility of a performance bonus. Pursuant to this agreement, Mr. McMillen was also awarded options to acquire a total of 5,800,000 shares of common stock, as described below in more detail. Mr. McMillen also received a sign-on bonus of $125,000.

Effective September 1, 2007, the Company and Mr. McMillen agreed to a two-year extension of his employment agreement. Under the terms of the extension, Mr. McMillen’s annual salary was increased to $200,000 with the possibility of a performance bonus. Additionally, the base salary would be increased by $20,000, or pro rata, for every $10,000,000 of equity the Company sells during the term of the employment agreement (except for any equity securities (i) issued to employees or consultants as compensation, (ii) issued in acquisition or merger or (iii) purchased by employees, consultants or directors upon the exercise or conversion of any Company stock option or other security issued for compensatory purposes).
In connection with the successful completion of the Safety acquisition, Mr. McMillen’s base salary was increased to $300,000 effective March 1, 2008 and, on July 30, 2008, he was granted options to purchase 50,000,000 shares of common stock, as described below in more detail, without any changes to the remaining terms of his employment agreement as then in effect.
On September 1, 2009, Mr. McMillen’s employment agreement was automatically extended for a one-year period without any changes to the terms of the agreement then in effect. On September 1, 2010, Mr. McMillen’s employment agreement was again automatically extended for a one-year period without any change to the terms of the agreement as then in effect.
Michael T. Brigante Employment Agreement. On May 10, 2007, the Company and Mr. Brigante entered into an employment agreement pursuant to which Mr. Brigante agreed to serve as the Company’s Chief Financial Officer for a term of three years, such agreement being renewable by mutual agreement of the Company and Mr. Brigante. Mr. Brigante’s initial annual salary under this agreement was $190,000 with the possibility of a performance bonus. Pursuant to this agreement, Mr. Brigante was awarded options to acquire a total of 519,210 shares of common stock, as described in more detail below. Mr. Brigante also received a sign-on bonus of $5,000.
In connection with the successful completion of the Safety acquisition, Mr. Brigante’s base salary was increased to $217,500 effective March 1, 2008 and, on July 30, 2008, he was granted 230,790 options without any changes to the remaining terms of his employment agreement as currently in effect.
On February 1, 2010, Mr. Brigante’s base salary was increased to $227,500 effective January 1, 2010. The increase was in connection with Mr. Brigante’s continued service as Chief Executive Officer of Nexus. No other terms in his employment agreement were changed as then in effect.
On May 10, 2010, Mr. Brigante’s employment agreement was automatically extended for a one-year period without any changes to the terms of the agreement as then in effect.
Christopher Leichtweis Employment Agreement. On March 14, 2008, Safety and Mr. Leichtweis entered into an employment agreement pursuant to which Mr. Leichtweis agreed to serve as Safety’s Chief Executive Officer for a term of three years, such agreement being renewable by mutual agreement of Safety and Mr. Leichtweis. Mr. Leichtweis’ initial salary under this agreement was $300,000 annually, subject to annual cost of living increases and an annual minimum bonus of $100,000 if Safety’s annual revenues exceed $50,000,000. Mr. Leichtweis, at his discretion, may choose to receive less than the annual minimum bonus and allocate a portion thereof to any employee(s) he may choose. Additionally, Mr. Leichtweis serves as President of the Company, but on an at-will basis.
Equity Compensation Plan Information
The 2005 Stock Option Plan. On August 29, 2005, the Board adopted a stock option plan, or the 2005 Plan, under which the Company reserved 7,200,000 shares of common stock for issuance. Participants eligible under the 2005 Plan are officers and key employees. There were a total of 6,800,000 options issued and outstanding under the 2005 Plan at June 30, 2010.

The 2008 Stock Option Plan. On July 30, 2008, the Board adopted a stock option plan, or the 2008 Plan, under which the Company reserved 75,000,000 shares of common stock for issuance. Participants eligible under the 2008 Plan are officers, key employees and directors. There were a total of 73,750,000 options issued and outstanding under the 2008 Plan at June 30, 2010.
The table below reflects the activity and assumptions with respect to the 2005 Plan and the 2008 Plan through June 30, 2011:

							Options
						Options Vesting	Expected to	Options
	Total	Options	Options	Options	Options	Quarterly – Next	be	Available
Option	Options in	Vested at	Forfeited	Exercised	Outstanding	4 Quarters	outstanding	for Grant
Plan	the Plan	6/30/10	at 6/30/10	at 6/30/10	at 6/30/10	Through 6/30/11	at 6/30/11	at 6/30/10

2005 Plan	7,200,000	6,800,000	—	—	6,800,000	—	6,800,000	400,000
2008 Plan	75,000,000	73,850,000	(67,640)	(33,360)	73,750,000	—	73,750,000	1,216,640
For additional information on the Company’s option plans, please refer to Note 11 to Consolidated Financial Statements.
Outstanding Equity Awards at Fiscal Year-End
The following table shows grants of stock options outstanding on the last day of the fiscal year ended June 30, 2010, including non-performance based awards, to each of the executive officers named in the Summary Compensation Table. Senior management did not have any outstanding stock awards at June 30, 2010.

Option Awards
	Number of		Number of
	Securities		Securities	Equity Incentive Plan	Option
	Underlying		Underlying	Awards: Number of	Exercise
	Unexercised		Unexercised	Securities Underlying	Price ($	Option
	Options - #		Options - #	Unexercised or Unearned	per	Expiration
Name	Exercisable		Unexercisable	Options - Number	share)	Date

C. Thomas Mcmillen	5,800,000	(1)	—	—	$0.08	8/29/2015
Chief Executive Officer	50,000,000	(2)	—	—	$0.05	7/30/2018

Michael T. Brigante	230,790	(3)	—	—	$0.17	7/10/2016
Vice President and	519,210	(4)	—	—	$0.12	5/10/2017
Chief Financial Officer	8,750,000	(5)	—	—	$0.05	7/30/2018

Christopher P. Leichtweis President	—		—	—	—	—

(1)
These options were granted to Mr. McMillen under the 2005 Plan in connection with his employment by the Company and appointment to the Board on August 29, 2005. These options vest as follows: (i) options to acquire 1,160,000 shares of common stock vested on August 29, 2005, and (ii) options to acquire 1,160,000 shares of common stock vested at the end of each of the first, second, third and fourth calendar quarters following the initial vesting date. At June 30, 2010, these options were fully vested. These options expire on August 29, 2015.

(2)
These options were granted to Mr. McMillen in connection with the successful completion of the Safety acquisition under the 2008 Plan. These options vested as follows: (i) options to acquire 12,500,000 shares of common stock vested on July 30, 2008, and (ii) options to acquire 4,687,500 additional shares of common stock vest at the end of each of the following eight calendar quarters after the initial vesting date. At June 30, 2010, all of these options were fully vested. These options expire on July 30, 2018.

(3)
These options were granted to Mr. Brigante in connection with his consulting agreement with the Company. On July 5, 2006, Mr. Brigante was granted options to purchase 750,000 shares of common stock under the 2005 Plan. These options vested as follows: (i) options to acquire 57,720 shares of common stock vested on July 10, 006, and (ii) options to acquire 57,690 additional shares of common stock vested at the end of each of the following twelve calendar quarters following the initial vesting date. At June 30, 2010, these options were fully vested. These options expire on July 10, 2016.

(4)
These options were granted to Mr. Brigante in connection to his appointment as Chief Financial Officer of the Company. On May 15, 2007, Mr. Brigante was granted options to purchase 519,210 shares of common stock under the 2005 Plan, and the Company cancelled 519,210 unvested options from his July 5, 2006 grant. These options vested as follows (i) options to 57,690 additional shares of common stock vested on June 30, 2007, and (ii) options to acquire 57,690 additional shares of common stock vested at the end of each of the following eight calendar quarters following the initial vesting date. At June 30, 2010, these options were fully vested. These options expire on May 10, 2017.

(5)
These options were granted to Mr. Brigante in connection with the successful completion of the Safety acquisition under the 2008 Plan. These options vested as follows: (i) options to acquire 2,187,500 shares of common stock vested on July 30, 2008, and (ii) options to acquire 820,313 additional shares of common stock vest at the end of each of the following eight calendar quarters after the initial vesting date. At June 30, 2010, all of these options were fully vested. These options expire on July 30, 2018.

Potential Payments Upon Termination or Change-in-Control
There are no agreements providing for payments to any of our executives upon their termination or a change in control of our Company.
Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended June 30, 2010 to each of our non-employee directors:

	Fees			Non-Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total
Philip A. McNeill	$29,000	$—	$67,836	$—	$—	$—	$96,836

Zev E. Kaplan	$28,000	$—	$67,836	$—	$—	$—	$95,836

Brian C. Griffin	$27,000	$—	$67,836	$—	$—	$—	$94,836

(1)
These amounts represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our consolidated financial statements included elsewhere in this annual report.

Each Director of the Company, except Mr. McMillen and Mr. Leichtweis, is entitled to receive a quarterly fee for his service as a Director. Each Director of the Company will be reimbursed for reasonable expenses incurred in connection with their service on the Board. The following table reflects each director’s fee per quarter during the years ended June 30, 2010 and 2009:

	Fees Received Per Quarter
Director	2010	2009

Philip McNeill	$7,250	$7,250

Zev Kaplan	$7,000	$7,000

Brian C. Griffin	$6,750	$6,750

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS
Principal Stockholders
The following table sets forth, information with respect of the beneficial ownership as of September 24, 2010, for any person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company’s common stock.

		Shares
		Beneficially		Percent
Name and Address	Title of Class	Owned		of Class(1)

YA Global Investments, L.P. 101 Hudson St Jersey City, NJ 07302	common stock	5,414,007	(2)	9.99%

Titan Global Holdings, Inc. 1700 Jay Ell Drive, Suite 200 Richardson, TX 75081	common stock	3,000,303		5.54%

(1)
Applicable percentage of ownership is based on 54,194,268 shares of common stock outstanding as of September 24, 2010 together with securities convertible or exercisable into shares of common stock within 60 days for the stockholder, taking into consideration the 9.99% blocker in YA’s Series H Preferred Stock (see footnote 2 below). Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of September 24, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
YA Global Investments, L.P. (“YA”) does not directly own any shares of common stock as of September 24, 2010. Yorkville Bhn S.p.A., a subsidiary of YA, directly owns 1,200,000 shares of common stock and a senior officer of Yorkville Advisors, LLC, which is the portfolio manager to YA, directly owns 6,250 shares of common stock.

YA also holds warrants to purchase 81,166,666, 1,000,000 and 800,000 shares of our common stock at a price of $0.03, $1.00 and $0.15 per share, respectively. In addition, YA holds 1,000,000 shares of our Series F Preferred Stock convertible into approximately 10,000,000 shares of our common stock at $0.10 per share and 9,660 shares of our Series H Stock convertible into a minimum of 319,139,716 (maximum approximately 549,139,716) shares of our common stock. YA cannot convert either our warrants or preferred stock into shares of common stock that would cause YA to own more than 9.99% of the issued and outstanding common stock. The Series H Stock vote on an as-converted basis but YA’s voting power may not exceed 9.99% with respect it its Series H Stock. The Series F Stock has no voting rights. The remaining shares of common stock beneficially owned by YA were acquired from us through various private placement transactions.

Management
The following table shows the amount of common stock beneficially owned by the Company’s directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as of September 24, 2010.

	Shares
	Beneficially
Name and Address	Owned		Percent of Class

C. Thomas McMillen	81,300,000	(1)	60.00%

Christopher P. Leichtweis	121,313,523	(2)	69.12%

Michael T. Brigante	9,500,000	(3)	14.92%

Zev E. Kaplan	5,720,000	(4)	9.55%

Philip A. McNeill	5,720,000	(5)	9.55%

Brian C. Griffin	5,720,000	(6)	9.55%

All Officers and Directors as Group (6)	229,273,523		80.88%

The applicable percentage of beneficial ownership is based on 54,194,268 shares of common stock outstanding as of September 24, 2010, together with securities convertible or exercisable into shares of common stock within 60 days for each stockholder, taking into consideration the 9.99% blocker in YA’s Series H Preferred Stock (see footnote 2 below). Shares of common stock subject to securities that are currently exercisable or exercisable within 60 days of September 24, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership, which is determined in accordance with the rules and regulations of the Commission, means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of our common stock. Unless otherwise indicated, all of the shares are owned directly, and the person has sole voting and dispositive power. Except as otherwise indicated, the business address for each of the following persons is 1005 North Glebe Road, Suite 550, Arlington, Virginia 22201.

(1)
Mr. McMillen owns 12,500,000 shares of common stock and 325 shares of Series H Stock which are convertible into 10,833,333 shares of common stock. On August 30, 2005, McMillen was granted option to purchase 5,800,000 shares of common stock pursuant to the McMillen Employment Agreement, all of which were exercisable on September 24, 2010, and these options have an exercise price of $0.08. Mr. McMillen also owns warrants to purchase 2,166,667 shares of common stock at $0.03 per share. On July 30, 2008, Mr. McMillen was granted options to purchase 50,000,000 shares of common stock, all of which were exercisable on September 24, 2010 and these options have an exercise price of $0.05.

(2)
Mr. Leichtweis owns 505,473 shares of Series I Convertible Preferred Stock convertible into 101,094,600 shares of common stock. Mr. Leichtweis also owns warrants to purchase 20,218,923 shares of common stock at $0.03 per share. Mr. Leichtweis’ ownership in Series I Preferred Stock and the warrants is a result of the sale of his ownership Safety to the Company in March 2008.

(3)
Mr. Brigante was granted options, on July 10, 2006, to purchase 750,000 shares of common stock, of which 519,210 were cancelled on May 10, 2007 and 230,790 were exercisable on September 17, 2010. On May 10, 2007, Mr. Brigante was separately granted options to purchase 519,210 shares of common stock, all of which were exercisable on September 24, 2010. On July 30, 2008, Mr. Brigante was granted options to purchase 8,750,000 shares of common stock, all of which were exercisable on September 24, 2010.

(4)
Mr. Kaplan was granted options to purchase 720,000 shares of common stock in December 2005. All of these options were exercisable on September 24, 2010. On July 30, 2008, Mr. Kaplan was granted options to purchase 5,000,000 shares of common stock, all of which were exercisable on September 24, 2010.

(5)
Mr. McNeill was granted options to purchase 720,000 shares of common stock in December 2005. All of these options were exercisable at September 24, 2010. On July 30, 2008, Mr. McNeill was granted options to purchase 5,000,000 shares of common stock, all of which were exercisable on September 24, 2010.

(6)
Mr. Griffin was granted options to purchase 720,000 shares of common stock in May 2007, all of which were exercisable on September 24, 2010. On July 30, 2008, Mr. Griffin was granted options to purchase 5,000,000 shares of common stock, all of which were exercisable on September 24, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On June 1, 2007, the Company loaned five hundred thousand dollars ($500,000) to Secure America Acquisition Holdings, LLC (“SAAH”) an entity controlled by our Chairman and Chief Executive Officer. The loan was for working capital purposes and is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. As of June 30, 2010 the amount due on the note is $430,627, including $60,627 in accrued interest.
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The space, in Knoxville, Tennessee, serves as the headquarters for Safety. The total rent paid during the twelve months ended June 30, 2010 and June 30, 2009 was $344,000 and $344,000, respectively.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Coulter & Justus, P.C. audited our financial statements for the fiscal periods ended June 30, 2010 and 2009.
Audit Fees. During the period ended June 30, 2010, Coulter & Justus P.C. billed us an aggregate of $218,022 for professional services rendered for:
•	Audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009.
•	Review of our financial statements included in our Quarterly Report on Form 10-Q for the year ended June 30, 2010.
During the period ended June 30, 2009; Coulter & Justus P.C. billed us an aggregate of $263,000 for professional services rendered for:
•	Audit of our annual financial statements included in our Annual Report on Form 10-K for the six month transition ended June 30, 2008.
•	Review of our financial statements included in our Quarterly Reports on Form 10-Q for the year ended June 30, 2009.
Audit-Related Fees. During the periods ended June 30, 2010 and 2009, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”.
Tax Fees. During the periods ended June 30, 2010 and 2009, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”.

All Other Fees. During the period ended June 30, 2010 and 2009, Coulter & Justus, P.C. billed us an aggregate of $0 for services rendered other than those described above under the heading of “Audit Fees”.
All services provided by Coulter & Justus, P.C. have been pre-approved by the Audit Committee before any work began to perform those services.
No services were rendered by Coulter & Justus, P.C. pursuant to paragraph (c)(7)(ii)C of Rule 2-01 of Regulation S-X.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
Effective May 6, 2003, the Commission adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement must first be:
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
Since we did not have an audit committee in 2005, our full board of directors considered the nature of services performed by HJ & Associates, LLC, our audit firm at that time, and found them to be compatible with maintaining HJ & Associates’ independence. Subsequently, following the acquisition of Safety, our full board of directors considered the nature of services performed by Coulter & Justus, P.C. and found them to be compatible with maintaining Coulter & Justus, P.C.’s independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
See index to Consolidated Financial Statements attached, which are filed as part of this report.
(b) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.1
Agreement and Plan Of Merger and Stock Purchase Agreement dated March 13, 2008, among Homeland Security Capital Corp., HSCC Acquisition Corp., Safety & Ecology Holdings Corp., and certain individuals named therein (previously filed as Exhibit 2.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

2.2
First Amendment to the Agreement and Plan of Merger and Stock Purchase Agreement, dated March 13, 2008, among Homeland Security Capital Corp., Safety & Ecology Holdings Corp., and Christopher Leichtweis and John H. Macrae (previously filed as Exhibit 2.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on May 7, 2008 and incorporated herein by reference).

3.1
Bylaws of Celerity Systems, Inc. (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2, originally filed with the SEC on August 13, 1997, and incorporated herein by reference).

3.2	Certificate of Designation of Series C Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, originally filed with the SEC on October 18, 2001).
3.3
Certificate of Designation of Series D Preferred Stock (previously filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 27, 2002, and incorporated herein by reference).

3.4
Certificate of Designation of Series E Preferred Stock (previously filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 15, 2005, and incorporated herein by reference).

3.5
Certificate of Amendment to Certificate of Incorporation of Celerity Systems, Inc., dated April 17, 2002 (previously filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 15, 2005, and incorporated herein by reference).

3.6
Certificate of Amendment to Certificate of Incorporation of Celerity Systems, Inc., dated August 23, 2002 (previously filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 15, 2005, and incorporated herein by reference).

3.7
Certificate of Designation of Series F Preferred Stock (previously filed as Exhibit 99.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on October 7, 2005, and incorporated herein by reference).

3.8
Certificate of Amendment to Certificate of Incorporation of Celerity Systems, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 6, 2006, and incorporated herein by reference).

3.9
Certificate of Designation, Series G Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
3.10
Certificate of Designation of Relative Rights and Preferences, Series I Convertible Preferred Stock of Homeland Security Capital Corp. (previously filed as Exhibit 3.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

3.11
Certificate of Designation of Relative Rights and Preferences, Series H Convertible Preferred Stock Of Homeland Security Capital Corp. (previously filed as Exhibit 3.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

3.12	Certificate of Amendment to Certificate of Incorporation (previously filed Exhibit A to Scheduled 14C, originally filed with the SEC on June 23, 2008 and incorporated herein by reference).
4.1
Secured Convertible Debenture (previously filed as Exhibit 4.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

4.2
Form of Warrant to purchase shares of Homeland Security Capital Corp. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

4.3
Warrant to purchase shares of Homeland Security Capital Corp. Common Stock held by YA Global Investments, L.P., dated March 14, 2008 (previously filed as Exhibit 4.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

10.1
Indemnification Agreement by and between C. Thomas McMillen and Celerity Systems, Inc. (previously filed as Exhibit 99.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on October 7, 2005 and incorporated herein by reference).

10.2
Escrow Agreement, dated as of October 6, 2005, by and between Celerity Systems, Inc. and Cornell Capital Partners, L.P. (previously filed as Exhibit 99.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on October 7, 2005 and incorporated herein by reference).

10.3
Securities Purchase Agreement dated as of October 6, 2005, by and between the Celerity Systems, Inc. and Cornell Capital Partners, LP (previously filed as Exhibit 99.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on October 7, 2005 and incorporated herein by reference).

10.4
Securities Purchase Agreement, dated February 6, 2006, by and among Homeland Security Capital Corp., and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

10.5
Registration Rights Agreement, dated February 6, 2006, by and among Homeland Security Capital Corp., and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

10.6
Investment Agreement, dated February 6, 2006, by and between Cornell Capital Partners, L.P., and Homeland Security Capital Corp. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

10.7
Security Agreement, dated February 6, 2006, by and between Homeland Security Capital Corp. and Cornell Capital Partners, (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

10.8
Agreement And Plan Of Merger, dated February 8, 2006, by and among Nexus Technologies Group, Inc., CSS Acquisition, Inc., and shareholders of Corporate Security Solutions, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.9
Series A Convertible Preferred Stock Purchase Agreement, dated February 8, 2006 by and among Nexus Technologies Group, Inc. and Homeland Security Capital Corp. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

10.10
Celerity Systems, Inc. 2005 Stock Option Plan (previously filed as Exhibit 10.8 to the Registrant’s Optional Form for Quarterly and Transition Reports of Small Business Issuers on Form 10QSB, originally filed with the SEC on May 22, 2006, and incorporated herein by reference).

10.11
Securities Purchase Agreement, dated August 21, 2006, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on August 24, 2006, and incorporated herein by reference).

10.12
Registration Rights Agreement, dated August 21, 2006, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on August 24, 2006, and incorporated herein by reference).

10.13
Pledge And Security Agreement, dated August 21, 2006, by and between Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on August 24, 2006, and incorporated herein by reference).

10.14
Secured Convertible Debenture issued by Homeland Security Capital Corp. to Cornell Capital Partners, L.P. on August 21, 2006 (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on August 24, 2006, and incorporated herein by reference).

10.15
Warrant to purchase shares of Homeland Security Capital Corp. Common Stock, dated August 21, 2006, held by Cornell Capital Partners, L.P., (previously filed as Exhibit 10.5 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on August 24, 2006, and incorporated herein by reference).

10.16
Agreement And Plan Of Merger, dated August 21, 2006, by and among Security Holding Corp., and Security Holding Enterprises, Inc. and its stockholders (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on August 29, 2006, and incorporated herein by reference).

10.17
Series A Convertible Preferred Stock Purchase Agreement dated August 21, 2006 by and among Security Holding Corp. and Homeland Security Capital Corp. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on August 29, 2006, and incorporated herein by reference).

10.18 †
Employment Agreement, dated May 15, 2007, by and between Homeland Security Capital Corp., and Michael T. Brigante (previously filed as Exhibit 10.1 to the Registrant’s Optional Form For Quarterly and Transition Reports of Small Business Issuers on Form 10QSB, originally filed with the SEC on May 15, 2007, and incorporated herein by reference).

10.19
Securities Purchase Agreement, dated June 1, 2007, by and among Homeland Security Capital Corp. And Cornell Capital Partners, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on June 6, 2007, and incorporated herein by reference).

10.20
Registration Rights Agreement, dated June 1, 2007, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on June 6, 2007, and incorporated herein by reference).

10.21
Security Agreement dated June 1, 2007, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on June 6, 2007, and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
10.22
Pledge And Escrow Agreement, dated June 1, 2007 by and among Homeland Security Capital Corp., Cornell Capital Partners, L.P., and David Gonzalez, Esq., as escrow agent (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on June 6, 2007, and incorporated herein by reference).

10.23
Secured Convertible Debenture issued by Homeland Security Capital Corp. to Cornell Capital Partners, L.P, dated June 1, 2007 (previously filed as Exhibit 10.5 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on June 6, 2007, and incorporated herein by reference).

10.24
Warrant to purchase shares of Homeland Security Capital Corp. Common Stock held by Cornell Capital Partners, L.P., dated June 1, 2007 (previously filed as Exhibit 10.6 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on June 6, 2007, and incorporated herein by reference).

10.25
Letter Agreement, dated June 1, 2007, in connection with the Purchase Agreement dated February 6, 2006 between Homeland Security Capital Corp. and Cornell Capital Partners (previously filed as Exhibit 10.7 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on June 6, 2007, and incorporated herein by reference).

10.26
Purchase Agreement, dated July 3, 2007 by and between Supercom Inc. and the Shareholders of Security Holding Corp. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on July 10, 2007, and incorporated herein by reference).

10.27
Securities Purchase Agreement, dated March 13, 2008, by and among Homeland Security Capital Corp., and YA Global Investments, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

10.28
Registration Rights Agreement, dated March 14, 2008, by and among Homeland Security Capital Corp., and YA Global Investments, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

10.29
Security Agreement, dated March 14, 2008, by and among Homeland Security Capital Corp., and YA Global Investments, L.P. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

10.30
Form of Senior Secured Note between Homeland Security Capital Corp. and YA Global Investments, L.P. (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

10.31
Guaranty Agreement, dated March 14, 2008, in favor of YA Global Investments, L.P. (previously filed as Exhibit 10.6 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

10.32 †
Executive Employment Agreement, dated September 1, 2007, by and between Homeland Security Capital Corp. and C. Thomas McMillen (previously filed as Exhibit 10.3 to the Registrant’s Optional Form for Annual and Transition Reports of Small Business Issuers on Form 10KSB, originally filed with the SEC on March 31, 2008 and incorporated herein by reference).

10.33
Homeland Security Capital Corp. 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on February 17, 2009 and incorporated herein by reference).

10.34
Common Stock Purchase Agreement, dated November 26, 2008, by and between YA Global Investments, L.P. and Homeland Security Capital Corp. (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on February 17, 2009 and incorporated herein by reference).

10.35
Common Stock Purchase Agreement, dated November 28, 2008, by and between YA Global Investments, L.P. and Homeland Security Capital Corp. (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on February 17, 2009 and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION
21	*	Subsidiaries of Homeland Security Capital Corp.
31.1	*	Certificate of C. Thomas McMillen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Michael T. Brigante, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of C. Thomas McMillen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2	*	Certification of Michael T. Brigante, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

†	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HOMELAND SECURITY CAPITAL
CORPORATION

/s/ C. Thomas McMillen C. Thomas McMillen, Chief Executive Officer	September 28, 2010

/s/ Michael T. Brigante

Michael T. Brigante, Vice President and Chief Financial Officer	September 28, 2010
In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen C. Thomas McMillen	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 28, 2010

/s/ Michael T. Brigante Michael T. Brigante	Vice President and Chief Financial Officer (Principal Accounting Officer)	September 28, 2010

/s/ Christopher P. Leichtweis Christopher P. Leichtweis	President and Director	September 28, 2010

/s/ Brian C. Griffin Brian C. Griffin	Director	September 28, 2010

/s/ Zev E. Kaplan Zev E. Kaplan	Director	September 28, 2010

/s/ Philip A. McNeill Philip A. McNeill	Director	September 28, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Homeland Security Capital Corporation
We have audited the accompanying consolidated balance sheets of Homeland Security Capital Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Safety and Ecology Corporation Limited (“SECL”), a wholly owned subsidiary, which statements reflect total assets of $214,137 and $622,804 as of June 30, 2010 and 2009, respectively, and total revenues of $419,640 and $526,437 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SECL, is based solely on the report of the other auditors.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Security Capital Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/ Coulter & Justus, P.C.
Knoxville, Tennessee
September 27, 2010

BALANCE SHEETS
HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30
	2010	2009
Assets:
Cash	$1,829,429	$2,356,534
Marketable fixed income securities	872,427	—
Accounts receivable — net	16,764,897	13,425,804
Cost in excess of billings on uncompleted contracts	7,333,931	3,937,086
Other current assets	447,925	613,348

Total current assets	27,248,609	20,332,772

Fixed assets — net	1,129,885	4,398,833
Equipment held for sale	1,455,142	—
Deferred financing costs — net	8,000	386,210
Notes receivable — related party	430,627	412,127
Securities available for sale	110,826	193,945
Other non-current assets	336,499	319,516
Intangible assets — net	346,814	391,372
Goodwill	6,403,982	6,403,982

Total assets	$37,470,384	$32,838,757

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,457,186	$10,003,336
Line of credit	—	512,000
Current portion of long term debt	536,025	735,016
Current portion of long term debt — related party	500,000	—
Notes payable — related party	—	50,110
Accrued compensation	2,568,857	2,664,662
Accrued other liabilities	436,906	593,241
Billings in excess of costs on uncompleted contracts	1,027,500	1,022,125
Income taxes payable	551,941	—
Current portion of deferred revenue	85,327	59,636

Total current liabilities	14,163,742	15,640,126

Line of credit	2,162,000	—
Long term debt — related party, less current maturities	17,755,890	16,365,001
Long term debt, less current maturities	688,593	1,421,272
Long term deferred revenue, less current portion	124,667	—
Dividends payable	3,464,934	1,869,107

Total liabilities	38,359,826	35,295,506

Warrants Payable — Series H Preferred Stock	169,768	169,768

Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,559,985 and 1,918,080 shares issued and outstanding, respectively	14,225,110	14,261,207
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 51,624,725 and 53,270,160 shares issued and 48,054,294 and 49,699,729 shares outstanding, respectively	51,625	53,270
Additional paid-in capital	55,297,972	54,131,548
Additional paid-in capital — warrants	272,529	272,529
Treasury stock — 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(70,509,228)	(70,817,549)
Accumulated comprehensive loss	(301,153)	(141,591)

Total Homeland Security Capital Corporation stockholders’ deficit	(1,213,145)	(2,490,586)

Noncontrolling interest	153,935	(135,931)

Total stockholders’ deficit	(1,059,210)	(2,626,517)

Total liabilities and stockholders’ deficit	$37,470,384	$32,838,757

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF OPERATIONS
HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended June 30,
	2010	2009
Net contract revenue	$97,899,868	$80,839,347

Contract costs	77,807,174	69,156,496

Gross profit on contracts	20,092,694	11,682,851

Operating expenses:
Marketing	278,298	308,499
Personnel	7,976,068	8,881,940
Insurance and facility costs	718,484	683,224
Rent expense to related party	344,000	344,000
Travel and transportation	436,749	502,888
Other operating costs	609,533	939,776
Depreciation and amortization	1,374,456	1,285,756
Amortization of intangible assets	44,558	106,250
Professional services	1,120,406	711,776
Administrative costs	1,396,686	1,253,394

Total operating expenses	14,299,238	15,017,503

Operating income (loss)	5,793,456	(3,334,652)
Other (expense) income:
Interest expense	(235,160)	(294,810)
Interest expense to related party	(1,858,750)	(1,717,181)
Amortization of debt discounts and offering costs	(412,263)	(552,943)
Currency loss	(59,085)	(405,821)
Impairment losses	(530,264)	(3,317,837)
Other income	73,033	92,597

Total other expense	(3,022,489)	(6,195,995)

Income (loss) before income taxes	2,770,967	(9,530,647)
Income tax expense	(590,230)	—

Net income (loss)	2,180,737	(9,530,647)

Less: Net (income) loss attributable to noncontrolling interests	(261,864)	74,180

Net income (loss) attributable to Homeland Security Capital Corporation stockholders	1,918,873	(9,456,467)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(1,610,551)	(2,082,998)

Net income (loss) attributable to common stockholders of Homeland Security Capital Corporation	$308,322	$(11,539,465)

Income (loss) per common share attributable to Homeland Security Capital Corporation stockholders — basic and diluted
Basic	$0.01	$(0.24)

Diluted	$0.00	$(0.24)

Weighted average shares outstanding —
Basic	51,291,270	47,664,614

Diluted	699,666,666	47,664,614

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CASH FLOWS
HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,180,737	$(9,530,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	1,075,625	2,150,773
Stock issued for services	38,333	—
Depreciation	1,863,333	1,842,723
Amortization of intangibles	44,558	106,250
Loss on disposal of assets	9,630	5,843
Impairment losses on securities available for sale	104,997	3,317,837
Impairment loss on equipment held for sale	425,267	—
Write off of note receivable — related party	—	90,400
Amortization of debt offering costs and discounts	412,263	552,943
Accrued interest on notes receivable — related parties	(18,500)	—
Accrued interest due to related parties	1,856,836	1,799,291
Changes in operating assets and liabilities:
Accounts receivable	(3,339,093)	(1,448,066)
Costs in excess of billings on uncompleted contracts	(3,396,845)	1,722,131
Other assets	43,443	(514,004)
Accounts payable	(1,546,149)	3,801,201
Billings in excess of costs on uncompleted contracts	5,375	197,723
Accrued compensation	(95,805)	295,263
Accrued other liabilities	(156,335)	(238,967)
Income taxes payable	551,941	—
Deferred revenue	150,358	16,472

Net cash provided by operating activities	209,969	4,167,166
Cash flows from investing activities:
Purchase of fixed assets	(383,206)	(741,008)
Proceeds from sale of assets	29,481	45,141
Purchase of marketable fixed income securities	(1,656,471)	—
Sales of marketable fixed income securities	784,044	—
Investment in equity of subsidiaries	—	(113,403)
Investment received for noncontrolling interest of subsidiary	28,000	—

Net cash used in investing activities	(1,198,152)	(809,270)
Cash flows from financing activities:
Net borrowings (payments) on line of credit	1,650,000	(1,853,935)
Debt offering costs	—	(50,000)
Repayments of debt	(1,062,369)	(647,333)
Proceeds from notes payable — related parties	—	50,000
Repayment of notes payable — related parties	(50,110)	(1,608,247)

Net cash provided by (used in) financing activities	537,521	(4,109,515)
Effect of exchange rate changes on cash	(76,443)	(74,204)

Net decrease in cash	(527,105)	(825,823)
Cash, beginning of year	2,356,534	3,182,357

Cash, end of year	$1,829,429	$2,356,534

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY
HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

	Homeland Security Capital Corporation Shareholders
					Additional
				Additional	Paid-In			Accumulated		Total
	Preferred	Common Stock		Paid-In	Capital —	Treasury	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Interest	(Deficit)
Balance, July 1, 2008
As previously reported	$12,346,482	48,846,244	$48,846	$51,385,199	$148,652	$—	$(59,339,836)	$(1,521,971)	$—	$3,067,372
Adjustment for adoption of FASB ASC 810							61,750		(61,750)	—

Balance, July 1, 2008 as restated	12,346,482	48,846,244	48,846	51,385,199	148,652	—	(59,278,086)	(1,521,971)	(61,750)	3,067,372
Amortization of Series H warrants	14,725	—	—	—	—	—	(14,725)	—	—	—
Purchase of treasury stock	—	—	—	—	—	(250,000)	—	—	—	(250,000)
Dividends on Series H and Series I	—	—	—	—	—	—	(1,468,272)	—	—	(1,468,272)
Value of vested stock options	—	—	—	1,929,577	—	—	—	—	—	1,929,577
Stock options exercised	—	4,423,916	4,424	216,772	—	—	—	—	—	221,196
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(1,863,253)	—	(1,863,253)
Realization of impairment in value of securities available for sale	—	—	—	—	—	—	—	3,317,837	—	3,317,837
Value of Series I shares released from escrow	1,900,000	—	—	600,000	123,877	—	(600,000)	—	—	2,023,877
Currency translation	—	—	—	—	—	—	—	(74,204)	—	(74,204)
Net loss	—	—	—	—	—	—	(9,456,467)	—	(74,180)	(9,530,647)

Balance, June 30, 2009	14,261,207	53,270,160	53,270	54,131,548	272,529	(250,000)	(70,817,550)	(141,591)	(135,930)	(2,626,517)
Dividends on Series H and Series I	—	—	—	—	—	—	(1,595,826)	—	—	(1,595,826)
Amortization of Series H warrants	14,724	—	—	—	—	—	(14,724)	—	—	—
Conversion of Series G to common	(35,808)	1,611,360	1,612	34,196	—	—	—	—	—	—
Conversion of Series H to common	(15,013)	500,010	500	14,513	—	—	—	—	—	—
Value of vested stock options	—	—	—	1,075,625	—	—	—	—	—	1,075,625
Rescission of option exercise	—	(4,405,720)	(4,406)	4,406	—	—	—	—	—	—
Issuance of stock for services		648,915	649	37,684	—	—	—	—	—	38,333
Noncontrolling interest’s investment in subsidiary	—	—	—	—	—	—	—	—	28,000	28,000
Decrease in value of securities available for sale	—	—	—	—	—	—	—	(83,119)	—	(83,119)
Currency translation	—	—	—	—	—	—	—	(76,443)	—	(76,443)
Net income	—	—	—	—	—	—	1,918,873	—	261,864	2,180,737

Balance, June 30, 2010	$14,225,110	51,624,725	$51,625	$55,297,972	$272,529	$(250,000)	$(70,509,227)	$(301,153)	$153,934	$(1,059,210)

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
The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems Inc.” In December 2005, the Company amended its Certificate of Incorporation to change its name to “Homeland Security Capital Corporation.”
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
On March 13, 2008, the Company, entered into a merger agreement with Safety & Ecology Holdings Corporation (“Safety”) and certain persons named therein whereby the Company acquired 100% of Safety. Safety, through its subsidiaries, is a provider of global environmental, hazardous and radiological infrastructure remediation and advanced construction services in the United States and the United Kingdom. Safety’s main core business areas and service offerings include: (1) decommissioning and remediation environmental and remedial consultancy services, (2) environmental and consultancy services, (3) nuclear energy design, build, refurbishment and operational support services; and (4) instrumentation and measurement technologies.
The Company owns a majority of the outstanding capital stock of its subsidiaries controls each of the subsidiary boards of directors and provides extensive management and advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.
2. Summary of Significant Accounting Policies
Fiscal Year-End — The Company’s fiscal year ends on June 30. During 2010, Safety changed its year end from June 30 to the Sunday closest to June 30 (June 27 in 2010). All references in these consolidated financial statements refer to the fiscal year end (June 30), unless otherwise specified.

Principles of Consolidation — The consolidated financial statements include the accounts of Homeland Security Capital Corporation and wholly owned subsidiary Safety (including Safety’s wholly owned United Kingdom subsidiary SECL and majority owned subsidiary Radcon Alliance, LLC) and majority owned subsidiaries Nexus (including its wholly owned subsidiary CSS) and PMX. All significant inter-company transactions and balances have been eliminated in consolidation. In July 2009, the Company adopted FASB ASC Topic 810 “Noncontrolling Interest” (“FASB ASC 810”) (formerly known as FASB 160), which amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in a subsidiary, FASB ASC 810 further clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported in the financial statements. Accordingly, the Company has included the noncontrolling subsidiary minority interests in the current year financial statements and adjusted the previous year periods for comparative presentation.
Foreign Operations — SECL, a United Kingdom corporation, which is wholly owned by Safety, has total assets of $214,137 and $622,804, total liabilities of $0 and $30,999 and a net loss of $254,317 and $662,234 as of and for the periods ending June 30, 2010 and 2009, respectively, which are included in the Company’s consolidated financial statements for those periods.
The financial statements of SECL are translated using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations. The related translation adjustments are reported as a separate component of shareholders’ equity.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments — The carrying amount of items included in working capital approximate fair value as a result of the short maturity of those instruments. The carrying value of the Company’s debt approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.
Revenue Recognition — Revenues are derived primarily from services performed under time and materials and fixed fee contracts and products sold. Revenues and costs derived from fixed price contracts are recognized using the percentage of completion (efforts expended) method. Revenue and costs derived from time and material contracts are recognized when revenue is earned and costs are incurred. Revenue and costs based on sale of products are derived when title to the products is transferred.
Deferred Revenue — Revenue from service contracts, for which the Company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract.
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
The asset, “costs in excess of billings on uncompleted contracts”, represents revenues recognized in excess of billed amounts. The liability, “billings in excess of costs on uncompleted contracts”, represents billings in excess of revenues recognized.

Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Cash consists of cash on hand and deposits in banks. The Company has approximately $200,000 at risk for funds held in non-collateralized accounts subject to the Federal Deposit Insurance Corporation (FDIC) Guarantee.
Marketable Fixed-Income Securities — The Company owns shares of mutual funds which hold various marketable fixed income securities. The shares of the mutual funds are recorded at fair value based upon market prices. Realized and unrealized gains and losses are included in the consolidated statement of operations.
Recognition of Losses on Receivables - Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral from customers. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts. At June 30, 2010 and 2009 the Company had a consolidated bad debt allowance of $229,340 and $234,826, respectively.
Property and Equipment — Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the lease. Routine repair and maintenance costs are expensed as incurred. Costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in income. The Company periodically evaluates the carrying value by considering the future cash flows generated by the assets. Management believes that the carrying value reflected in the consolidated financial statements is fairly stated based on these criteria.
Debt Offering Costs — Debt offering costs are related to private placements and are amortized on a straight line basis over the term of the related debt, most of which is in the form of senior secured notes. Should there be an early extinguishment of the debt prior to the stated maturity date; the remaining unamortized cost is expensed. Amortization expense amounted to $378,210 and $504,869 in 2010 and 2009, respectfully. At June 30, 2010 all debt offering costs were fully amortized.
Investments in Assets Held for Sale — As of June 30, 2010 and 2009 the shares in Vuance Ltd. held by the Company were classified as assets held for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.
The table below reflects the value of our assets held for sale as of June 30, 2010 and 2009:

		Gross Unrealized	Recognized	Estimated
	Cost	Loss	Impairment Loss	Fair Value
June 30, 2010	$3,581,047	$152,384	$3,317,837	$110,826
June 30, 2009	$3,581,047	$69,265	$3,317,837	$193,945
Investment Valuation — Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The fair value of investments that have no ready market, are recorded at the lower of cost or a value determined in good faith by management and approved by the Board of Directors, based on assets and revenues of the underlying investee companies as well as the general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, managements estimates of the value of our investments may differ significantly from the values that would have been used had a ready market for the investment existed and the differences could be material. At June 30, 2010, the Company’s membership interests in Secure America Acquisition Holdings, LLC (“SAAH”) reflect the market value of the securities underlying the membership interests. (See Note 6 to the Consolidated Financial Statements)

Income Taxes — Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.
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
Stock Based Compensation — Share based payments are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and are reflected as compensation cost in the financial statements.
Valuation of Options and Warrants — The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of: (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty’s performance is complete. The options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.
Employee Benefit Plans - Safety has a 401(k) profit sharing plan covering substantially all its employees. Employees are allowed to make before-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. Safety contributed $332,307 and $516,078 to its plan during 2010 and 2009, respectively.
SECL, a wholly owned subsidiary of Safety, has a group stakeholder pension scheme for the benefit of its employees. The plan covers substantially all SECL employees and provides for SECL to contribute at least three percent of the eligible employee’s compensation to the plan. SECL contributed $582 and $4,549 to their plan during 2010 and 2009, respectively.
The holding company and Nexus both have salary deferral plans which allow each company to make a discretionary match to their plan. Neither the holding company nor Nexus made contributions to their plans during 2010 or 2009.

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
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 requiring new disclosures for transfers in and out of Level I and Level II fair value measurements by separately disclosing the amounts of significant transfers in and out of Level I and Level II fair value measurements and describes the reasons for the transfers. Also this update provides that a reporting entity should present separately information about purchases, sales, issuances and settlements (present information on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level III). This update additionally provides for a level of disaggregation of fair value measurement disclosures for each set of assets and liabilities and requires a reporting entity to provide disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall within either Level II or Level III. The new disclosures and clarifications of existing disclosures was effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level III fair value measurements and has not had a material effect on the financial position, results of operations, cash flows of the Company or previous or current disclosures. The remaining disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect this ASU to have a material effect on the financial position, results of operations or the cash flows of the Company.
Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Advertising — The Company follows the policy of charging the costs of advertising to expense as incurred. Expenses incurred were $278,298 and $443,402 in 2010 and 2009, respectively.
Net Earnings (Loss) Per Share — The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income attributable to common stockholders, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and warrants, the assumed conversion of preferred stock and the assumed vesting of stock option grants (using the treasury stock method), if dilutive.
Reclassifications — During the current year it was determined that transactions previously recognized as agent transactions are actual obligations of Safety and the revenues and related costs should have been recorded gross. As a result, $1,349,838 has been added to net contract revenue and contract costs for 2009. In addition, certain other prior year’s balances have been reclassified to conform to the current year presentation.

3. Fixed Assets, net
Cost and related accumulated depreciation of the fixed assets are as follows:

	June 30,
	2010	2009

Office equipment	$398,599	$382,293

Operating equipment	1,026,496	3,622,584

Computer equipment	2,166,648	1,951,472

Vehicles	930,706	908,124

Total cost	4,522,449	6,864,473

Less accumulated depreciation	(3,392,564)	(2,465,640)

Fixed assets, net	$1,129,885	$4,398,833

Depreciation expense was $1,863,333 (including $488,877 recorded in cost of contracts) in 2010 and $1,842,723 (including $556,970 recorded in cost of contracts) in 2009.
During 2010, Safety completed a contract and began to seek buyers for certain equipment used for the completed contract. The equipment has been classified as held for sale on the accompanying consolidated balance sheet at fair value and an impairment loss of $425,268 has been recognized on the accompanying consolidated statement of operations. Subsequent to June 30, 2010, the equipment was sold for approximately $1,550,000 and the related equipment note of $1,058,860 was satisfied with the proceeds from the sale.
4. Intangible Assets, net
The components of intangible assets derived from the acquisition of Safety consist of the following:

	June 30,
	2010	2009

Depreciable intangibles:

Non-compete agreements	$92,665	$92,665

Contracts	445,823	445,823

	538,488	538,488

Less accumulated amortization	(196,674)	(152,116)

	341,814	386,372

Non-depreciable intangibles

Trademarks	5,000	5,000

Total intangible assets, net of amortization	$346,814	$391,372

Amortization expense for intangibles was $44,558 and $106,250 in 2010 and 2009, respectively. Amortization expense for contracts, the only remaining amortizable intangible asset, is $44,558 for each of the next five years through June 30, 2015 and $119,024 in total thereafter.
5. Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets acquired of any business that is acquired. The Company performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible asset exceeds its fair value. During 2010 and 2009, the Company did not incur any charges for impairment of goodwill.
6. Minority Interest in Ultimate Escapes, Inc.
The Company has indirectly acquired a minority equity interest in Ultimate Escapes, Inc., a luxury destination club (“UEI”) (OTCBB: ULEI; formerly known as Secure America Acquisition Corporation, or “SAAC”), as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009. Through its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”), the Company is deemed to beneficially own 40,912 shares, or approximately 1.5% of the outstanding capital stock of UEI, at June 30, 2010, and is entitled to receive such shares of common stock in UEI upon the release of SAAH’s shares from escrow, which is expected in October 2010.
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
Management of the Company believes it is appropriate to measure its investment in SAAH membership units at the current market price of UEI common shares, only if such measurement results in an impairment of the carrying value of its investment. Since the Company will not receive such shares until October 2010, management believes there is still uncertainty as to what market price might be achievable at the end of the escrow period and therefore has chosen to carry its investment in SAAH at the lower of its cost or current market price of the UEI common shares. During 2010, the Company recognized an impairment of $104,997 because the current market price of UEI was below its cost of $150,000. The membership interests are valued at $45,003 and $150,000 at June 30, 2010 and 2009, respectively and are included in the accompanying consolidated balance sheets. Subsequent to June 30, 2010 UEI filed bankruptcy. See Note 23 for further discussion.
7. Income Taxes
The Company and certain of its subsidiaries file income tax returns in the US and in various state jurisdictions. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years before 2006.
The Internal Revenue Service (IRS) has not notified the Company of any scheduled examination of the Company’s US income tax returns for 2006 through 2009. As of September 27, 2010, the IRS has proposed no adjustments to the Company’s tax positions.
There are no amounts included in the balance at June 30, 2010 or 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During 2010 and 2009, the Company recognized no interest or penalties.
The tax effects of temporary differences giving rise to the Company’s deferred tax assets (liabilities) are as follows:

	June 30,
	2010	2009
Deferred tax assets:
Net operating loss, capital loss and research credit carryforwards	$14,002,792	$16,332,874
Related party accruals	1,557,242	846,259
Allowance for doubtful accounts	87,526	89,915
Vacation and workers compensation	231,528	109,850
Impairment loss on assets held for sale	1,310,603	1,270,400
Other temporary differences	7,620	21,388
Valuation allowance	(16,574,871)	(17,714,926)

Total deferred tax assets	622,440	(955,760)

Deferred tax liabilities:
Depreciation and amortization expenses	(440,298)	(745,236)
Amortization of intangible assets	(130,874)	(147,945)
Other temporary differences	(51,268)	(62,579)

Total deferred tax liabilities	(622,440)	955,760

Net deferred tax assets	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. Prior to 2010, the Company’s income tax position had been that during the period ended June 30, 2008, the Company decreased its valuation allowance by $10,729,865 primarily due to loss limitations from a change in control of a subsidiary. As of June 30, 2010, the Company has made the determination that a change in control had not taken place and has restored the $10,729,865 valuation allowance previously reduced. The above reconciliation of deferred tax assets and liabilities has been restated for the year ended June 30, 2009 to reflect a change in position. Approximately $874,000 of the valuation allowance was allocated to reduce the goodwill of Safety, related to its acquisition. Because the benefit of the deferred tax assets offset any provision for income tax purposes, the entire provision for income tax expense represents amounts currently due state tax jurisdictions. The valuation allowance decreased by $1,140,055 to $16,574,871 in 2010 and increased by $3,006,453 to $6,985,061 in 2009 before the restatement discussed above.

The Company’s income tax provision (benefit) differs from that obtained by using the federal statutory rate of 35% as a result of the following:

	June 30,
	2010	2009

Federal income taxes at 34%	$942,129	$(3,335,726)
Effect of permanent differences	506,500	376,289
Other	(107,896)	—
State income tax	389,552	(47,016)
Change in valuation allowance — current year	(1,140,055)	3,006,453

Net income tax expense (benefit)	$590,230	$—

At June 30, 2010, the Company had an available net operating loss carryforward of approximately $41,184,682. This amount is available to reduce the Company’s future taxable income and expires in the years 2014 through 2028 as follows:

Year of	Capital Loss	NOL	Total
Expiration	Carryover	Carryover	Carryover

2014	$90,400	$—	$90,400
2017	—	3,171,774	3,171,774
2018	—	7,017,587	7,017,587
2019	—	5,878,720	5,878,720
2020	—	4,942,777	4,942,777
2021	—	4,434,157	4,434,157
2022	—	3,438,195	3,438,195
2023	—	14,695	14,695
2024	—	4,031,488	4,031,488
2025	—	1,055,115	1,055,115
2026	—	3,066,650	3,066,650
2027	—	2,415,265	2,415,265
2028	—	1,627,859	1,627,859

	$90,400	$41,094,282	$41,184,682

8. Long-Term Debt
The Company’s long term debt is as follows:

	June 30,
	2010	2009

Safety Promissory Note payable due in monthly installments of $38,296 including interest at 5.22% until March 20102 when the unpaid balance is due, collateralized by equipment with an original cost of $1,993,212. Repaid in its entirety subsequent to June 30, 2010. (See Note 3).	$1,058,860	$1,452,342

Safety Promissory Note payable due in monthly installments of $20,870 including interest at 5.85% until May 2011, when the unpaid balance is due, collateralized by equipment with an original cost of $648,000. Repaid in 2010.	—	576,693

Safety Revolving Line of Credit	2,162,000	512,000

Nexus vehicle purchase obligations, due in aggregate monthly installments of approximately $7,700 including interest at rates averaging approximately 6% until August 2014, collateralized by vehicles with an original cost of approximately $284,000	165,758	106,545

Other notes payable, repaid in 2010	—	20,708

Total notes payable	3,386,618	2,668,288
Less revolving line of credit	(2,162,000)	(512,000)
Less current portion of term debt	(536,025)	(735,016)

Long term portion	$688,593	$1,421,272

Safety maintains a bank line of credit, which has subsequent to June 30, 2010 been renewed through September 2011, and among other features includes:
(a) An $8,000,000 Revolving Line of Credit (duration of one year) available for working capital financing for Safety and all of its current and future subsidiaries including an inter-company facility for credit to foreign operations.
(b) A monthly borrowing base determination based upon domestic accounts receivable (availability at June 27, 2010 was approximately $5,838,000).
(c) Interest rate determined as the greater of LIBOR plus applicable margin in effect from time to time based on funded debt ratio to domestic EBITDA ratio and 3.00%. Margin range is 2.15% to 2.75% for an EBITDA ratio of over 2.25:1. Maximum ratio is 2.25:1.
(d) The ability to issue letters of credit in an aggregate principal amount not to exceed $4,000,000 subject to certain provisions.
(e) Requirement that consolidated net income of Safety and its subsidiaries shall not be less than $1 for each fiscal year and for each of the first three fiscal quarters of each fiscal year of Safety.
Principal maturities for the next five years as of June 30 are as follows:

2011	$536,025
2012	662,322
2013	24,655
2014	1,616

Total	$1,224,618

9. Related Party Senior Notes Payable
In June 2009 the Company entered into an agreement with YA extending the due date on its senior notes payable, and accrued interest, to YA from March 14, 2010 until October 1, 2010 with respect to $2,500,000 and April 1, 2011 for the balance of the principal and accrued interest through that date. In exchange for the extension agreement, the Company agreed to an increase in the interest rate, from 13% to 15%, on the senior notes payable and certain other debt due to YA, effective January 1, 2010, if the Company failed to secure a certain contract by March 2010. In December 2009, the Company was informed that it had been eliminated from the award process for this contract. Accordingly, the Company began recording interest expense at the increased rate effective January 1, 2010.
In September 2010, the Company entered into a debt extension agreement with YA to extend the due dates for all senior notes payable and all accrued interest to July 15, 2011. As part of the agreement, the Company agreed to prepay $500,000 of the accrued interest due at June 30, 2010. The table below reflects the elements of the Company’s outstanding senior notes payable.

	June 30,
	2010	2009

Senior Secured Notes Payable (the New Notes)	$6,310,000	$6,310,000
Senior Secured Notes Payable (the Exchange Notes)	6,750,000	6,750,000
Less debt discount	—	(34,053)
Debenture interest conversion note	878,923	878,923
Treasury stock purchase note	250,000	250,000
Accrued interest on above notes	4,066,967	2,210,131

Total notes payable	18,255,890	16,365,001
Less current portion of term debt	(500,000)	—

Long term portion	$17,755,890	$16,365,001

10. Convertible Preferred Stock
At June 30, 2010, the Company had three series of convertible preferred stock outstanding. The information below sets out certain information about each series.
Series F
On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential liquidating dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The Series F Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to the beneficial conversion feature. As of June 30, 2010, none of the Series F Preferred Stock has been converted into shares of common stock.
Series G
During 2010, 358,080 shares of our Series G Convertible Preferred Stock representing the entire amount outstanding under that series, were converted into 1,611,360 shares of our Common Stock.
Series H
On March 17, 2008, the Company issued 10,000 shares of Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Proceeds from the issuance amounted to $10,000,000. The Series H Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series H Preferred Stock has a preferential liquidation amount of $1,000 per share or $10,000,000, plus all accumulated and unpaid dividends, which at June 30, 2010 amounted to $2,745,033. Each share of Series H Preferred Stock is initially convertible into 33,334 shares of common stock at a conversion price equal to $0.03 per share, subject to availability. In 2008, the Company recorded a $2,740,540 dividend relative to the beneficial conversion feature. As of June 30, 2010, 15 shares of the Series H Preferred Stock have been converted into 500,010 shares of common stock and 9,985 shares of Series H Preferred Stock are outstanding.

As described above, the Series H Stock was convertible into shares of common stock at an initial ratio of 33,334 shares of common stock for each share of Series H Stock, subject to adjustments, including Safety achieving certain earnings milestones, as defined, for the calendar years ending December 31, 2009 and 2008. Safety operates its business on a fiscal year ending near June 30. Safety achieved the first milestone for the calendar year ending December 31, 2008. However, based upon information available as of the date of this filing, the second financial milestone for the calendar year ended December 31, 2009, has not been satisfied, resulting in a potential adjustment to the conversion ratio yielding approximately 56,300 shares of common stock for each share of Series H Stock, or approximately a potential additional 230,000,000 shares of our common stock in the aggregate.
Management is discussing with YA the possibility of a waiver or amendment of any adjustment to the Series H Stock conversion ratio, however there can be no assurances YA will waive or amend the adjustment, if any, to the Series H Stock conversion ratio. YA has not exercised any of its conversion rights pertaining to the adjusted conversion ratio as of the date of this filing.
Series I
On March 13, 2008, the Company issued 550,000 shares of Series I Convertible Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”), to Safety and certain named individuals pursuant to a merger agreement. The initial value of the stock issued as merger consideration was $3,300,000. Upon issuance, a portion of the Series I Preferred Stock was placed in escrow to offset any indemnification claims or purchase price adjustments pursuant to the merger agreement. As of June 30, 2010, all of the Series I Preferred Stock has been released from escrow. The Series I Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series I Preferred Stock has a preferential liquidation amount of $6.00 per share or $3,303,300, plus all accumulated and unpaid dividends, which at June 30, 2010 amounted to $719,901. Each share of Series I Preferred Stock is convertible into 200 shares of common stock at a conversion price of $0.03 per share, subject to availability. As of June 30, 2010, none of the Series I Preferred Stock has been converted into shares of common stock.
The table below reflects the number of shares of common stock that would potentially be outstanding if: i) all series of preferred stock were to be converted into common stock; and ii) the Company was unable to obtain a waiver or amendment in the Series H Preferred Stock conversion ratio for the years ended June 30, 2010 and 2009, respectively, including accrued but unpaid dividends as of those dates.

	June 30, 2010		June 30, 2009
	Potential	Accrued	Potential	Accrued
Preferred Stock	Common Shares	Dividends	Common Shares	Dividends
Series F	10,000,000	—	10,000,000	—
Series G	—	—	1,611,360	—
Series H	562,833,323	$2,745,033	333,333,333	$1,545,206
Series I	110,000,000	$719,901	110,000,000	$323,901

Total	682,833,323	$3,464,934	454,944,693	$1,869,107

11. Stock Options
Stock Options Awarded Under the 2005 Plan
There are 7,200,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2005 stock option plan (the “2005 Plan”). From August 2005 through October 2006, 6,800,000 options were granted under the 2005 Plan at strike prices ranging from $0.08 to $0.17. Of the options granted, all have fully vested through June 30, 2010, and $629,096 of total compensation expense has been recognized in the financial statements of the Company through that date. During the years ended June 30, 2010 and 2009, the Company recorded $2,500 and $49,175 as compensation expense, respectively, under the 2005 Plan. At June 30, 2010, there were 400,000 options available for award under the 2005 Plan. There have been no exercises of vested options under the 2005 Plan.
Stock Options Awarded Under the 2008 Plan
There are 75,000,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2008 stock option plan (the “2008 Plan”). In July 2008, 73,850,000 options were granted under the 2008 Plan at a strike price of $0.05. Of the options granted, all have fully vested, 33,360 have been exercised and 66,640 have been forfeited through June 30, 2010 and $2,669,709 of total compensation expense has been recognized in the financial statements of the Company through that date. During the years ended June 30, 2010 and 2009, the Company recorded $1,000,575 and $1,669,134 as compensation expense, respectively, under the 2008 Plan. At June 30, 2010, there are 1,216,640 options available for award under the 2008 Plan.
Stock Options Awarded Outside of the 2005 Plan and the 2008 Plan
From December 2005 through May 2007, the Company granted 2,760,000 options to three directors and one consultant outside of the 2005 Plan and the 2008 Plan at strike prices ranging from $0.12 to $0.17. All of these options have vested through June 30, 2010, and $390,000 of total compensation expense has been recognized in the financial statements of the Company through that date.
As of June 30, 2010, all previously granted options under all option plans have fully vested and $3,688,805 of total compensation expense has been recognized in the financial statements of the Company through that date.
Additional information about the Company’s stock option plans is summarized below:

	June 30, 2010			June 30, 2009
		Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	75,669,374	$0.057	$0.049	9,560,000	$0.103	$0.107
Granted	—			73,850,000	0.050	0.036
Rescinded (Exercised)	7,640,626	0.050	0.036	(7,673,986)	0.050	0.036
Forfeited	—			(66,640)	0.050	0.036

Outstanding at end of period	83,310,000	$0.056	$0.044	75,669,374	$0.057	$0.049

Options exercisable at end of period	83,310,000	$0.056	$0.044	47,992,293	$0.060	$0.050

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
12. Common Stock Warrants
On March 14, 2008, in connection with a securities purchase agreement with YA Global Investments, L.P., the Company issued to YA a warrant to purchase up to 83,333,333 shares of its common stock. The YA warrant vested when granted and has an exercise price equal to $0.03 with a term of five years from the date of issuance of March 14, 2008.
On March 17, 2008, the Company issued warrants to purchase up to 22,000,000 shares of its common stock as part of the purchase consideration in the acquisition of Safety. A portion of the warrants were held in escrow, along with the Series I Preferred Stock to offset any indemnification claims or purchase price adjustments. As of June 30, 2010, all of the warrants have been released from escrow. The warrants have an exercise price of $0.03 with a term of five years from the date of issuance of March 17, 2008.
During 2007 and 2006, the Company issued 800,000 and 1,400,000 warrants, respectively, to two entities and one consultant. These warrants vested when granted and were issued in connection with our debenture financing, financial advisory services and investor relations consultation. The exercise price of these warrants range from $0.11 to $1.00.
All warrants were valued using the Black Scholes pricing model with the following assumptions; risk-free interest rate of between 2.2% and 4.95%, volatility of between 60% and 456% and expected life of five years.
13. Fair Value Measurements
The Company follows Topic 820 — Fair Value Measurements and Disclosures (“FASB ASC 820”), formerly known SFAS 157 Fair Value Measurements, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurements). The three levels of fair value hierarchy are as follows:
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
As of June 30, 2010, the Company’s assets held for sale, consisting entirely of Vuance common stock and the Company’s indirect minority investment in UEI and the Company’s marketable fixed-income securities had carrying values of $110,825, $45,003 and $872,427, respectively, all of which were measured by quoted prices in active markets for identical assets.
14. Business Segments
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
The following table reflects the Company’s segments at June 30, 2010:

For the Year Ended June 30, 2010
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$85,723,970	$10,207,192	$1,968,706	$97,899,868

Gross margin	—	17,025,476	2,988,563	78,655	20,092,694

Operating expenses	2,480,103	10,743,617	1,045,631	29,887	14,299,238

Other expense — net	(1,882,547)	(754,365)	(385,577)	—	(3,022,489)

Income tax (benefit) expense	(1,696,641)	2,184,100	102,771	—	590,230

Net income (loss)	(2,666,009)	3,343,394	1,454,584	48,768	2,180,737

Current assets	243,276	22,730,459	4,162,952	111,922	27,248,609

Total assets	829,732	32,087,825	4,440,905	111,922	37,470,384

Interest expense	1,858,747	227,486	7,677	—	2,093,910

Depreciation expense	—	1,793,143	70,190	—	1,863,333

Capital expenditures	—	350,949	162,956	—	513,905

The following table reflects the Company’s segments at June 30, 2009:

For the Year Ended June 30, 2009
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$72,106,878	$6,462,511	$2,269,958	$80,839,347

Gross margin	—	9,931,852	1,658,522	92,477	11,682,851

Operating expenses	4,099,586	9,763,645	1,154,272	—	15,017,503

Other expense — net	(5,396,764)	(795,173)	(4,058)	—	(6,195,995)

Income tax (benefit) expense	—	—	—	—	—

Net (loss) income	(9,496,350)	(342,340)	500,192	(192,149)	(9,530,647)

Current assets	413,578	16,890,714	2,279,900	748,580	20,332,772

Total assets	631,412	28,954,567	2,504,198	748,580	32,838,757

Interest expense	1,717,435	276,776	17,780	—	2,011,991

Depreciation expense	7,593	1,792,014	43,116	—	1,842,723

Capital expenditures	—	737,979	61,165	—	799,144
15. Earnings (Loss) Per Share
The basic earnings (loss) per share was computed by dividing the net income or loss applicable to common stockholders by the weighted average shares of common stock outstanding during each period.
Diluted earnings per share are computed using outstanding shares of common stock plus the Convertible Preferred Shares, common stock options and warrants that can be exercised or converted, as applicable, into common stock at June 30, 2010. Diluted earnings per share are not indicated for the year ending June 30, 2009, because this period indicates a loss and the computation would be anti-dilutive.
The reconciliations of the basic and diluted income (loss) per share for income (loss) attributable to the Company’s stockholders are as follows:

	Year Ended June 30,
	2010	2009
Basic and Diluted Earnings (Loss) Per Share:
Income (Loss) (Numerator)	$1,918,873	$(9,456,467)
Less: Series H Preferred Stock beneficial conversion feature	(14,724)	(14,724)
Less: Preferred stock dividends	(1,595,827)	(1,468,274)
Less: Series I Preferred Stock beneficial conversion feature	—	(600,000)

Income (Loss) attributable to common stockholders	$308,322	$(11,539,465)

Shares (Denominator)
Weighted-average number of common shares:
Basic	51,291,270	47,664,614
Diluted	699,666,666	47,664,614

Earnings Per Common Share
Basic income (loss) per share	$0.01	$(0.24)

Diluted income (loss) per share	$0.00	$(0.24)

16. Cash Flows
Supplemental disclosure of cash flow information for the twelve months ended June 30, 2010 and 2009 are as follows:

	Year Ended June 30,
	2010	2009

Cash paid during the period for:
Interest	$227,486	$294,556
Taxes	7,677	—
Supplemental disclosure for noncash investing and financing activity:
Preferred stock released from escrow	$—	$2,023,877
Temporary impairment of value of securities available for sale	83,119	1,863,253
Dividends accrued on Preferred Stock	1,595,827	1,468,274
Dividends paid with Preferred Stock	14,724	14,724
Reverse cashless exercise of stock option	(4,406)	—
Conversion of Series G Preferred Stock	35,808	—
Conversion of Series H Preferred Stock	15,013	—
Purchase of treasury stock for notes	—	250,000
Equipment purchased under capital leases	130,699	58,136

17. Commitments and Contingencies
Leases
The Company and its subsidiaries routinely enter into lease agreements for office space used in the normal course of business. Certain leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of our leases require additional payments to reimburse the lessor for operating expenses such as real estate taxes, maintenance and utilities. At June 30, 2010 the Company occupied office and warehouse space under 11 separate leases. The following table shows the future minimum obligations under lease commitments in effect at June 30, 2010:

Year Ended June 30,
2011	$548,092
2012	391,703
2013	344,028
2014	344,028
2015	344,028
Thereafter	1,003,775

$2,975,654

Rent expense, including related party amounts discussed in Note 18 below, for the years ended June 30, 2010 and 2009 was $645,257 and $560,164, respectively. Our leases have various termination dates between June 2011 and May 2018.
Commitments
The Company and its subsidiaries, in the normal course of business, routinely enter into consulting agreements for services to be provided to the Company. These agreements are generally short term and are terminable by either party on sixty (60) days notice. As a result, the Company does not believe it has any material commitments to consultants.
Claims
During the ordinary course of business, the Company and its subsidiaries are subject to various disputes and claims and there are uncertainties surrounding the ultimate resolutions of these matters. Because of the uncertainties, it is at least reasonably possible that any amount recorded may change within the near term.
18. Related Party Transactions
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under this agreement of $344,000 in 2010 and 2009.
On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At June 30, 2010 and 2009, the balance of the note, including interest was $430,627 and $412,127, respectively.
19. Concentration of Customers and Suppliers
Significant Customers
For the year ending June 30, 2010, our Safety subsidiary generated approximately 94% of total revenues from prime contracts or subcontracts with the U.S. Government. Safety generated 10% or more of consolidated revenue over the last year from three significant customers, Safety had accounts receivable from three significant customers each with a balance greater than 10% that comprised 45% of consolidated accounts receivable. For the year ended June 30, 2010, our Nexus subsidiary generated approximately 86% of total revenues from two customers and 72% of their outstanding receivables from two customers. For the year ended June 30, 2010, our PMX joint venture generated approximately 100% of total revenues from a contract with ILEAS.

For the year ending June 30, 2009, our Safety subsidiary generated approximately 75% of total revenues from contracts or subcontracts with the U.S. Government. Safety generated 10% or more of consolidated revenue during this period from three significant customers. Safety had accounts receivable from five significant customers each with a balance greater than 10% that comprised 73% of consolidated accounts receivable. For the year ended June 30, 2009, our Nexus subsidiary generated approximately 78% of the total revenues from two customers. For the year ended June 30, 2009, our PMX joint venture generated approximately 98% of total revenues from a contract with ILEAS.
Significant Suppliers
As of June 30, 2010, except for PMX which purchases all of its products from Polimaster, we did not have a concentration of suppliers in any of our subsidiaries that upon the termination of the relationship or the inability to purchase products from them, for any reason, would have a material adverse effect on our business.
20. Changes in Estimates
Revisions in contract profits are made in the period in which circumstances requiring the revision become known. The effect of changes in estimates of contract profits was to decrease net income by approximately $800,000 in 2010 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding period.
21. Continuing Operations
The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2010, the Company has a stockholders’ deficit of $1,059,211. Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and has implemented measures to increase profitability on our operations and reduce certain expenses.
During the course of fiscal year 2011, it remains management’s intention to continue to explore all options available to the Company, which include among other things, additional acquisitions, private placements, sale of subsidiaries and significant expense reductions where ever possible.
22. Contingencies
On April 12, 2010, Safety received a protest on an active project it is working on for the DOE. The protest, made by the unsuccessful bidder for the project, is disputing SEC’s business size under the rules of the Small Business Administration (SBA). On August 5, 2010 the SBA ruled that Safety is “other than small for the captioned size standard” by finding that Safety is affiliated with its mentor protégé and, therefore, its mentor protégé’s headcount should be included in Safety’s headcount. It is Safety’s strongly held position that the SBA determination is incorrect and, as such, on August 20, 2010 appealed the determination to the SBA’s Office of Hearings and Appeals. As of the date of this filing, there have been no further determinations from the SBA as to the appeal. If Safety is determined to be “other than small for the captioned size standard” it may be excluded from future contracts requiring a small business designation.
23. Subsequent Events
Conversion of Series H Convertible Preferred Shares
On September 17, 2010, YA converted eighty six (86) Series H Convertible Preferred Shares into 2,866,724 shares of common stock (5.3% of Common Shares outstanding). At September 24, 2010 YA has ownership in 9,574 Series H Convertible Preferred Shares.

Ultimate Escapes, Inc. Bankruptcy Filing
On September 20, 2010 Ultimate Escapes, Inc. (“UEI”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has an indirect minority interest in UEI as a result of its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”), the original investor in Secure America Acquisition Corporation, which merged with UEI in October 2009. The Company is deemed to have distribution rights to 40,912 shares of UEI common stock, in October 2010, and currently carries its investment in such shares at $45,003 (see Note 6 to the Consolidated Financial Statements).
As of September 24, 2010, the Company believes it cannot make a definitive determination as to a value in its indirect interest in UEI. Since the date of UEI’s Chapter 11 filing and through the date of this filing, no plan of reorganization has been made public and the Company’s value in its indirect interest as measured by the market price of the underlying UEI common stock is approximately $7,000. Additionally, the Company cannot determine with any degree of certainty if its loan to SAAH in the amount of $430,627 at June 30, 2010 is collectable under the circumstances, but believes its interests are secured by alternate means of payment (see Note 18 to the Consolidated Financial Statements).