Form 10-Q
period 2010-09-30
Homeland Security Capital CORP
filed 2010-11-15
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number
000-23279
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2010, there were 54,194,268 shares of common stock, par value $.001 per share, issued, 50,623,837 shares of common stock outstanding and 3,570,431 shares of common stock held in treasury.
Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim periods as of September 30, 2010 and September 30, 2009, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2010.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
Assets:
Cash	$1,650,938	$1,829,429
Marketable fixed income securities	—	872,427
Accounts receivable — net	22,154,427	16,764,897
Cost in excess of billings on uncompleted contracts	4,727,039	7,333,931
Other current assets	278,702	447,925

Total current assets	28,811,106	27,248,609

Fixed assets — net	1,058,299	1,129,885
Equipment held for sale	—	1,455,142
Deferred financing costs — net	—	8,000
Notes receivable — related party	435,090	430,627
Securities available for sale	—	110,826
Other non-current assets	241,195	336,499
Intangible assets — net	335,674	346,814
Goodwill	6,403,982	6,403,982

Total assets	$37,285,346	$37,470,384

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,701,495	$8,457,186
Line of credit	1,270,000	—
Current portion of long term debt	66,000	536,025
Current portion of long term debt — related party	18,248,178	500,000
Accrued compensation	2,702,502	2,568,857
Accrued other liabilities	356,566	436,906
Billings in excess of costs on uncompleted contracts	924,140	1,027,500
Income taxes payable	650,429	551,941
Current portion of deferred revenue	204,061	85,327

Total current liabilities	34,123,371	14,163,742

Line of credit	—	2,162,000
Long term debt — related party, less current maturities	—	17,755,890
Long term debt, less current maturities	127,424	688,593
Long term deferred revenue, less current portion	—	124,667
Dividends payable	3,866,392	3,464,934

Total liabilities	38,117,187	38,359,826

Warrants Payable — Series H Preferred Stock	169,768	169,768

Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,559,899 and 1,559,985 shares issued and outstanding, respectively	14,142,791	14,225,110
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 54,491,449 and 51,624,725 shares issued and 50,921,018 and 48,054,294 shares outstanding, respectively	54,492	51,625
Additional paid-in capital	55,393,869	55,297,972
Additional paid-in capital — warrants	272,529	272,529
Treasury stock - 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(70,630,230)	(70,509,227)
Accumulated comprehensive loss	(116,518)	(301,153)

Total Homeland Security Capital Corporation stockholders’ deficit	(1,133,067)	(1,213,144)

Noncontrolling interest	131,458	153,934

Total stockholders’ deficit	(1,001,609)	(1,059,210)

Total liabilities and stockholders’ deficit	$37,285,346	$37,470,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2010	2009
Net contract revenue	$25,059,138	$20,849,442

Contract costs	20,071,230	17,303,240

Gross profit on contracts	4,987,908	3,546,202

Operating expenses:
Marketing	61,591	67,440
Personnel	2,093,881	2,188,309
Insurance and facility costs	124,364	174,123
Rent expense to related party	86,000	86,000
Travel and transportation	86,360	97,919
Other operating costs	336,155	216,945
Depreciation and amortization	271,092	346,694
Amortization of intangible assets	11,139	11,139
Professional services	402,053	196,188
Administrative costs	258,012	271,926

Total operating expenses	3,730,647	3,656,683

Operating income (loss)	1,257,261	(110,481)
Other (expense) income:
Interest expense	(58,779)	(61,853)
Interest expense to related party	(492,288)	(427,939)
Amortization of debt discounts and offering costs	(8,000)	(147,611)
Impairment losses	(308,213)	—
Other income	15,666	32,190

Total other expense	(851,614)	(605,213)

Income (loss) from continuing operations before income taxes	405,647	(715,694)
Income tax expense	(143,987)	(30,155)

Net income (loss)	261,660	(745,849)

Net income (loss) attributable to noncontrolling interests	22,476	(29,171)

Net income (loss) attributable to Homeland Security Capital Corporation stockholders	284,136	(775,020)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(405,139)	(405,960)

Net loss attributable to common stockholders of Homeland Security Capital Corporation	$(121,003)	$(1,180,980)

Loss per common share attributable to Homeland Security Capital Corporation stockholders - basic and diluted
Basic	$(0.00)	$(0.02)

Diluted	$(0.00)	$(0.02)

Weighted average shares outstanding —
Basic	52,029,806	53,270,160

Diluted	52,029,806	53,270,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$261,660	$(745,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	12,764	273,354
Depreciation	307,495	496,572
Amortization of intangibles	11,140	11,139
(Gain) loss on disposal of assets	(74,882)	2,111
Impairment losses on securities available for sale	308,214	—
Amortization of debt offering costs and discounts	8,000	147,611
Changes in operating assets and liabilities:
Accounts receivable	(5,389,530)	(2,827,876)
Costs in excess of billings on uncompleted contracts	2,606,892	517,804
Other assets	219,524	189,413
Accounts payable	1,244,309	(2,329,065)
Billings in excess of costs on uncompleted contracts	(103,360)	104,463
Accrued interest due to related party	487,825	436,130
Accrued compensation	133,645	92,992
Accrued other liabilities	(80,340)	(128,113)
Income taxes payable	98,488	—
Deferred revenue	(5,933)	(5,702)

Net cash provided by (used in) operating activities	45,911	(3,765,016)
Cash flows from investing activities:
Purchase of fixed assets	(189,950)	(38,683)
Proceeds from sale of assets	1,545,725	5,199
Sale of marketable fixed income securities	872,427	—

Net cash provided by (used in) investing activities	2,228,202	(33,484)
Cash flows from financing activities:
Proceeds from notes payable	—	15,280
Net borrowings (payments) on line of credit	(892,000)	3,245,000
Repayments of related party debt	(500,000)	—
Repayments of debt	(1,092,854)	(223,149)

Net cash (used in) provided by financing activities	(2,484,854)	3,037,131
Effect of exchange rate changes on cash	32,250	(16,459)

Net decrease in cash	(178,491)	(777,828)
Cash, beginning of year	1,829,429	2,356,534

Cash, end of year	$1,650,938	$1,578,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

	Homeland Security Capital Corporation Shareholders
					Additional
				Additional	Paid-In			Accumulated		Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Interest	(Deficit)
Balance, July 1, 2010	$14,225,110	51,624,725	$51,625	$55,297,972	$272,529	$(250,000)	$(70,509,227)	$(301,153)	$153,934	$(1,059,210)
Amortization of Series H warrants	3,681	—	—	—	—	—	(3,681)	—	—	—
Dividends on Series H and Series I	—	—	—	—	—	—	(401,458)	—	—	(401,458)
Value of vested stock options	—	—	—	12,764	—	—	—	—	—	12,764
Preferred stock converted	(86,000)	2,866,724	2,867	83,133	—	—	—	—	—	—
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(110,825)	—	(110,825)
Realization of impairment in value of securities available for sale	—	—	—	—	—	—	—	263,210	—	263,210
Currency translation	—	—	—	—	—	—	—	32,250	—	32,250
Net income	—	—	—	—	—	—	284,136	—	(22,476)	261,660

Balance, September 30, 2010	$14,142,791	54,491,449	$54,492	$55,393,869	$272,529	$(250,000)	$(70,630,230)	$(116,518)	$131,458	$(1,001,609)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2010
1. Organization and Basis of Presentation of Unaudited Interim Financial Statements.
Organization
Homeland Security Capital Corporation (the “Company” or the “Holding Company”) is an international provider of specialized technology-based radiological, nuclear, environmental disaster relief and electronic security solutions to government and commercial customers. We are engaged in the strategic acquisition, operation, development and consolidation of companies operating in the chemical, biological, radiological, nuclear and explosive (“CBRNE”) incident response and security marketplace within the homeland security industry. We are focused on creating long-term shareholder value by taking a controlling interest in and developing our subsidiary companies through what we believe to be superior management, operations, marketing and finance. We operate businesses that provide products and services solutions, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sectors.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.
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
Recent Accounting Pronouncements
In August 2010, the FASB issued Accounting Standards Updates (“ASU’s”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update) and No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update) Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (Topic 470). Both of these ASU’s amend, clarify and update various SEC rules, schedules, forms, timing and previous codified financial reporting policies. This guidance was effective immediately and did not have a material effect on the financial position, results of operations, or cash flows of the Company.
2. Fair Value Measurements
The Company follows Topic 820 — Fair Value Measurements and Disclosures (“FASB ASC 820”), which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement). The three levels of fair value hierarchy are as follows:
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
As of September 30, 2010, the Company reduced the carrying value of the securities it owns that are available for sale to zero as a result of inactive and illiquid markets for such securities. Additionally, the Company does not believe the quoted prices represent the actual value appurtenant to the securities. Consequently, the Company regards the value of the secutities it owns that are available for sale as permanently impaired and has recorded a loss in the amount of $263,210 for the period ended September 30, 2010.
3. Minority Interest in Ultimate Escapes, Inc.
The Company has indirectly acquired a minority equity interest in Ultimate Escapes, Inc., a luxury destination club (“UEI”) (NYSE Amex: UEI; formerly known as Secure America Acquisition Corporation, or “SAAC”), as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009. Through its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”), the Company is deemed to beneficially own 40,912 shares, or approximately 1.5% of the outstanding capital stock of UEI, at September 30, 2010. Such shares of common stock in UEI were scheduled to be issued in exchange for the shares of SAAC owned by SAAH upon their release from escrow in October 2010. Such shares have not been released from escrow.
On September 20, 2010, UEI filed for bankruptcy protection. Management believes it is appropriate, based on the inactive and illiquid market for UEI’s common stock, to reduce the carrying value of its investment in SAAH membership units to zero for the period ended September 30, 2010. Accordingly, the Company considers its investment in SAAH’s membership units permanently impaired and has recorded a loss in the amount of $45,003 for the period ended September 30, 2010.
4. Income Taxes
The Company has not recorded any federal income tax expense or benefit for the three months ended September 30, 2010, mainly due to available federal net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.
5. Stock Options
Stock Options Awarded Under the 2005 Plan
There are 7,200,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2005 stock option plan (the “2005 Plan”). From August 2005 through October 2006, 6,800,000 options were granted under the 2005 Plan at strike prices ranging from $0.08 to $0.17. Of the options granted, all have vested through September 30, 2010. During the three month period ending September 30, 2010, no options under the 2005 Plan were granted and at September 30, 2010, there were 400,000 options available for award under the 2005 Plan. There have been no exercises of vested options under the 2005 Plan.
Stock Options Awarded Under the 2008 Plan
There are 75,000,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2008 stock option plan (the “2008 Plan”). In July 2008, 73,850,000 options were granted under the 2008 Plan at a strike price of $0.05. Of the options granted, 73,750,000 have fully vested, 33,360 have been exercised and 66,640 have been forfeited through September 30, 2010. During the three month period ending September 30, 2010, no options under the 2008 Plan were granted and at September 30, 2010, there were 1,216,640 options available for award under the 2008 Plan.

Stock Options Awarded Outside of the 2005 Plan and the 2008 Plan
From December 2005 through May 2007, the Company granted 2,760,000 options to three directors and one consultant outside of the 2005 Plan and the 2008 Plan at strike prices ranging from $0.12 to $0.17. All of these options have vested through September 30, 2010.
Additional information about the Company’s stock option plans is summarized below:

	September 30, 2010			June 30, 2010
		Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	83,310,000	$0.056	$0.044	75,669,374	$0.057	$0.049
Granted	—	—	—	—	—	—
Rescinded (Exercised)	—	—	—	7,640,626	0.050	0.036

Outstanding at end of period	83,310,000	$0.056	$0.044	83,310,000	$0.056	$0.044

Options exercisable at end of period	83,310,000	$0.056	$0.044	83,310,000	$0.056	$0.044

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

The following tables reflect the Company’s segments for the three months ended September 30, 2010 and 2009, without regard to minority interests:

For the Three Months Ended September 30, 2010
	Holding	Services	Services	Products
Homeland Security	Company	Company	Company	Company
Capital Corporation - Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$23,000,942	$2,058,196	$—	$25,059,138
Gross margin	—	4,476,096	511,812	—	4,987,908
Operating expenses	760,077	2,787,418	180,377	2,775	3,730,647
Other income (expense) — net	(586,038)	(121,133)	(144,443)	—	(851,614)
Income tax benefit (expense)	560,775	(632,016)	(72,746)	—	(143,987)
Net income (loss) from continuing operations	(785,340)	935,529	114,246	(2,775)	261,660
Current assets	241,814	25,070,231	3,494,299	4,762	28,811,106
Total assets	(197,018)	33,645,060	3,832,542	4,762	37,285,346
Interest expense	(492,288)	(56,949)	(1,830)	—	(551,067)
Depreciation expense	—	286,773	20,722	—	307,495
Capital expenditures	—	154,897	35,053	—	189,950

For the Three Months Ended September 30, 2009
	Holding	Services	Services	Products
Homeland Security	Company	Company	Company	Company
Capital Corporation - Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$18,087,585	$2,082,857	$679,000	$20,849,442
Gross margin	—	2,940,858	578,184	27,160	3,546,202
Operating expenses	777,906	2,659,844	218,933	—	3,656,683
Other income (expense) — net	(547,172)	(60,266)	2,225	—	(605,213)
Income tax benefit (expense)	98,478	(128,633)	—	—	(30,155)
Net income (loss) from continuing operations	(1,226,600)	92,115	361,476	27,160	(745,849)
Current assets	137,871	18,099,581	2,713,509	709,875	21,660,836
Total assets	317,810	29,681,414	2,936,751	709,875	33,645,850
Interest expense	(443,566)	(43,273)	(2,953)	—	(489,792)
Depreciation expense	—	479,217	17,355	—	496,572
Capital expenditures	—	15,074	23,609	—	38,683
7. Loss Per Share
The basic loss per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of Common Stock outstanding during each period.
Diluted earnings per share are computed using outstanding shares of Common Stock plus the Preferred Stock, Common Stock options and warrants that can be exercised or converted, as applicable, into Common Stock. Diluted earnings per share are not indicated for the three month period ending September 30, 2009, because this period indicates a loss and the computation would be anti-dilutive.

The reconciliations of the basic and diluted loss Per Share for the loss attributable to the Company’s shareholders are as follows:

	Three Months Ended September 30
	2010	2009

Basic and Diluted Loss Per Share:
Income (Loss) (Numerator)	$284,136	$(775,020)
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	(3,681)
Less: Preferred stock dividends	(401,458)	(402,279)

Loss attributable to common
stockholders	$(121,003)	$(1,180,980)

Shares (Denominator)
Weighted-average number of common shares:
Basic	52,029,806	53,270,160
Diluted	52,029,806	53,270,160

Loss Per Common Share
Basic loss per share	$(0.00)	$(0.02)

Diluted loss per share	$(0.00)	$(0.02)

8. Cash Flows
 Supplemental disclosure of cash flow information for the three month periods ending September 30, 2010 and 2009, are as follows:

	Three Months Ended September 30,
	2010	2009

Cash paid during the period for:
Interest	$558,779	$46,226
Taxes	530	6,947

Supplemental disclosure for noncash investing and financing activity:
(Impairment) recovery of value of securities available for sale	$(110,825)	$76,192
Dividends accrued on Preferred Stock	401,458	402,279
Dividends paid with Preferred Stock	3,681	3,681
Conversion of Series H Preferred Stock	(86,000)	—
Equipment purchased under capital lease	61,660	—
9. Related Party Transactions
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under such lease of $86,007 during each of the three month periods ended September 30, 2010 and 2009, respectively.
On June 1, 2007, the Company loaned $500,000 to SAAH, an entity affiliated with our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum, which is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At September 30, 2010 and 2009, the balance of the note, including interest, was $435,090 and $416,790, respectively. Interest income related to this note was $4,663 for each of the three month periods ended September 30, 2010 and 2009, respectively.

10. Debt Extension Agreement
On September 23, 2010, the Company entered into a debt extension agreement with Y.A. Global Investments, L.P. (“YA”) to extend the maturity dates for all senior notes payable and all accrued interest from October 1, 2010 and April 1, 2011 to July 15, 2011. At September 30, 2010, the balance due to YA, including accrued interest through that date, is $18,248,178.
11. Conversion of Series H Convertible Preferred Shares
On September 17, 2010, YA converted eighty six (86) shares of Series H Convertible Preferred Stock into 2,866,724 shares of our Common Stock. At September 30, 2010, YA owns 9,574 shares of Series H Convertible Preferred Stock, which are convertible into approximately 319,130,000 shares of our Common Stock.
12. Contingencies
On April 12, 2010, Safety received a protest on an in progress Department of Energy project. The protest, made by an unsuccessful bidder for the project, is disputing Safety’s business size under the rules of the Small Business Administration (“SBA”). On August 5, 2010, the SBA ruled that Safety is “other than small for the captioned size standard” finding that Safety is affiliated to its protégé through its mentor protégé relationship and, therefore its protégé headcount should be included in Safety’s headcount to determine applicable size under the SBA guidelines. It is Safety’s strongly held position that the SBA determination is incorrect and, as such, on August 20, 2010, appealed to the SBA’s Office of Hearings and Appeals. As of the date of this filing, there have been no further determinations from the SBA as to the appeal. If Safety is determined to be “other than small for the captioned size standard” it may be excluded from future contracts requiring a small business designation.
13. Continuing Operations
The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations. As of September 30, 2010, the Company has a stockholders’ deficit of $1,001,609. The Company had net income of $261,660 during the three months ended September 30, 2010. The Company also has related party debt of $18,248,178, which matures July 15, 2011. Management recognizes that it will be necessary to continue to generate positive cash flow from operations, gain availability to other sources of capital or extend debt terms to continue as a going concern. The Company continues to implement measures to increase profitability on our operations and reduce certain expenses. Management also intends to continue to explore all options available to the Company, which include among other things, additional acquisitions, private placements, sale of subsidiaries and significant expense reductions where ever possible.

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
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2010. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, the “Company,” “the Holding Company,” “we,” “us,” and “our” refer to Homeland Security Capital Corporation.
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

Results of Operations
Three Month Period Ended September 30, 2010 as Compared to the Three Month Period Ended September 30, 2009
Contract revenue
For the three months ended September 30, 2010, the Company recorded contract revenue of $25,059,138 as compared to $20,849,442 recorded for the three months ended September 30, 2009. The increase of $4,209,696 is further outlined below:

	Three Months Ended September 30
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	23,000,942	18,087,585	4,913,357	27.2%
Nexus	2,058,196	2,082,857	(24,661)	-1.2%
PMX	—	679,000	(679,000)	-100.0%

	$25,059,138	$20,849,442	$4,209,696	20.2%

The overall increase of $4,209,696, or 20.2% reflects increased revenues in our Safety subsidiary attributable mostly to new contracts in fiscal year 2011. Our PMX subsidiary did not ship any products in the quarter ended September 30, 2010.
Contract cost
For the three months ended September 30, 2010, the Company recorded contract cost of $20,071,230 as compared to $17,303,240 recorded for the three months ended September 30, 2009. The increase of $2,767,990 is further outlined below:

	Three Months Ended September 30
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	18,524,846	15,146,727	3,378,119	22.3%
Nexus	1,546,384	1,504,673	41,711	2.8%
PMX	—	651,840	(651,840)	-100.0%

	$20,071,230	$17,303,240	$2,767,990	16.0%

The overall increase of $2,767,990, or 16.0%, are costs associated with the additional contract revenues noted above. Our gross profit on contract revenue improved from 17.0% for the three months ended September 30, 2009 to 19.9% for the three months ended September 30, 2010. This improved margin is mainly due to a more effective management of contract costs, specifically at our Safety subsidiary.
Operating expenses
For the three months ended September 30, 2010, the Company recorded operating expenses of $3,730,647 as compared to $3,656,683 recorded for the three months ended September 30, 2009. The increase of $73,964 is further outlined below:

	Three Months Ended September 30
	2010	2009	Increase (Decrease)
Holding Company	$760,077	$777,906	$(17,829)	-2.3%
Safety	2,787,418	2,659,844	127,574	4.8%
Nexus	180,377	218,933	(38,556)	-17.6%
PMX	2,775	—	2,775	—

	$3,730,647	$3,656,683	$73,964	2.0%

The overall increase of $73,964, or 2.0%, is primarily due to an increase in professional services during the three months ended September 30, 2010, which services were attributable to legal, accounting and advisory support, partially offset by decreases in personnel, facility and administrative expenses.

Other income and expense
For the three months ended September 30, 2010, the Company recorded net other expenses of $851,614 as compared to $605,213 recorded for the three months ended September 30, 2009. The increase in net other expenses of $246,401 is further outlined below by operating unit and functional line item:

	Three Months Ended September 30
	2010	2009	(Increase) Decrease
Holding Company	$(586,038)	$(547,172)	$(38,866)	7.1%
Safety	(121,133)	(60,266)	(60,867)	101.0%
Nexus	(144,443)	2,225	(146,668)	-6,591.8%
PMX	—	—	—	—

	$(851,614)	$(605,213)	$(246,401)	40.7%

	Three Months Ended September 30
	2010	2009	(Increase) Decrease
Interest expense	$(551,067)	$(489,792)	$(61,275)	12.5%
Amortization of debt offering costs	(8,000)	(135,592)	127,592	-94.1%
Amortization of debt discount	—	(12,019)	12,019	-100.0%
Impairment losses	(308,213)	—	(308,213)	—
Interest and other income	15,666	32,190	(16,524)	-51.3%

	$(851,614)	$(605,213)	$(246,401)	40.7%

The overall increase in net other expenses of $246,401, or 40.7%, reflects the write down of the Company’s investments (Vuance and UEI) and increased net interest expenses offset by amortization expenses not present in fiscal year 2010.
Net income (loss)
As a result of the foregoing, the Company recorded net income of $261,660 for the three months ended September 30, 2010 as compared to a net loss of $745,849 for the three months ended September 30, 2009. These results reflect improved margins on increased contract revenues, with a slight increase in operating expenses and other expenses during the current period.
Liquidity and Capital Resources
The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $1,650,938, a working capital deficit of $5,312,265 and approximately $6,730,000 available for borrowing on our credit line at September 30, 2010. Our primary needs for cash are to fund our ongoing operations and to have cash available to make additional acquisitions of businesses that provide products and services in our target industries. While we believe that we have sufficient cash on hand and available credit to satisfy our current operating commitments, we will require significant additional funding in order to make additional acquisitions.
During the three months ended September 30, 2010, we had a net decrease in cash of $178,491. Our sources and uses of funds were as follows:
Cash Flows From Operating Activities
We provided net cash of $45,911 in our operating activities during the three months ended September 30, 2010 primarily from income of $834,391 (net income of $261,660 adjusted for non-cash items of $572,731) offset by net uses of cash of $788,480 due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities
We provided net cash of $2,228,202 in our investing activities during the three months ended September 30, 2010, related to the proceeds from the sale of fixed assets of $1,545,725, plus proceeds from the sale of marketable fixed income securities in the amount of $872,427, reduced by the purchase of fixed assets of $189,950.
Cash Flows From Financing Activities
We used net cash of $2,484,854 from our financing activities during the three months ended September 30, 2010, consisting of the repayment of installment notes payable of $1,092,854, net payments on Safety’s line of credit of $892,000 and the repayment of related party debt of $500,000.
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

PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
As of September 30, 2010, we are not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business
Item 1A. Risk Factors.
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

HOMELAND SECURITY CAPITAL CORPORATION
Date: November 15, 2010	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)