Form 10-Q
period 2010-12-31
Homeland Security Capital CORP
filed 2011-02-14
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 11, 2011, there were 54,491,449 shares of common stock, par value $.001 per share, issued, 50,921,018 shares of common stock outstanding and 3,570,431 shares of common stock held in treasury.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim period as of December 31, 2010, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2010.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
Assets:
Cash	$3,427,980	$1,829,429
Marketable fixed income securities	—	872,427
Accounts receivable — net	22,929,795	16,764,897
Cost in excess of billings on uncompleted contracts	5,072,479	7,333,931
Other current assets	199,874	447,925

Total current assets	31,630,128	27,248,609

Fixed assets — net	1,022,477	1,129,885
Equipment held for sale	—	1,455,142
Deferred financing costs — net	—	8,000
Notes receivable — related party	439,753	430,627
Securities available for sale	—	110,826
Other non-current assets	204,977	336,499
Intangible assets — net	324,535	346,814
Goodwill	6,403,982	6,403,982

Total assets	$40,025,852	$37,470,384

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,348,140	$8,457,186
Line of credit	1,772,000	—
Current portion of long term debt	66,000	536,025
Current portion of long term debt — related party	18,740,466	500,000
Accrued compensation	2,336,137	2,568,857
Accrued other liabilities	454,730	436,906
Billings in excess of costs on uncompleted contracts	1,070,501	1,027,500
Income taxes payable	597,687	551,941
Current portion of deferred revenue	177,545	85,327

Total current liabilities	35,563,206	14,163,742

Line of credit	—	2,162,000
Long term debt — related party, less current maturities	—	17,755,890
Long term debt, less current maturities	111,647	688,593
Long term deferred revenue, less current portion	—	124,667
Dividends payable	4,265,617	3,464,934

Total liabilities	39,940,470	38,359,826

Warrants Payable — Series H Preferred Stock	169,768	169,768

Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,559,899 and 1,559,985 shares issued and outstanding, respectively	14,146,472	14,225,110
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 54,491,449 and 51,624,725 shares issued and 50,921,018 and 48,054,294 shares outstanding, respectively	54,492	51,625
Additional paid-in capital	55,405,554	55,297,972
Additional paid-in capital — warrants	272,529	272,529
Treasury stock — 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(69,820,483)	(70,509,227)
Accumulated comprehensive loss	(121,780)	(301,153)

Total Homeland Security Capital Corporation stockholders’ deficit	(313,216)	(1,213,144)

Noncontrolling interest	228,830	153,934

Total stockholders’ deficit	(84,386)	(1,059,210)

Total liabilities and stockholders’ deficit	$40,025,852	$37,470,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net contract revenue	$28,207,029	$26,572,415	$53,266,167	$47,421,857

Contract costs	22,629,438	20,801,955	42,700,668	38,105,195

Gross profit on contracts	5,577,591	5,770,460	10,565,499	9,316,662

Operating expenses:
Marketing	109,735	131,507	171,326	198,947
Personnel	1,963,595	2,027,003	4,057,476	4,215,312
Insurance and facility costs	133,213	192,391	257,577	366,514
Rent expense to related party	86,000	86,000	172,000	172,000
Travel and transportation	77,274	92,454	163,634	190,373
Other operating costs	152,913	269,557	489,068	486,502
Depreciation and amortization	275,740	375,752	546,832	722,446
Amortization of intangible assets	11,140	11,140	22,279	22,279
Professional services	402,074	249,824	804,127	446,012
Administrative costs	296,981	246,194	554,993	518,120

Total operating expenses	3,508,665	3,681,822	7,239,312	7,338,505

Operating income	2,068,926	2,088,638	3,326,187	1,978,157
Other (expense) income:
Interest expense	(18,630)	(61,030)	(77,409)	(107,256)
Interest expense to related party	(492,287)	(429,955)	(984,575)	(873,521)
Amortization of debt discounts and offering costs	—	(138,768)	(8,000)	(286,379)
Impairment losses	—	—	(308,213)	—
Other income	3,181	14,344	18,847	46,534

Total other expense	(507,736)	(615,409)	(1,359,350)	(1,220,622)

Income from continuing operations before income taxes	1,561,190	1,473,229	1,966,837	757,535
Income tax expense	(186,130)	(172,129)	(330,117)	(202,284)

Net income	1,375,060	1,301,100	1,636,720	555,251

Less: Net income attributable to noncontrolling interests	(162,408)	(76,524)	(139,932)	(105,697)

Net income attributable to Homeland Security Capital Corporation stockholders	1,212,652	1,224,576	1,496,788	449,554
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(402,905)	(405,960)	(808,044)	(811,921)

Net income (loss) attributable to common stockholders of Homeland Security Capital Corporation	$809,747	$818,616	$688,744	$(362,367)

Income (loss) per common share attributable to Homeland Security Capital Corporation stockholders — basic and diluted
Basic	$0.01	$0.02	$0.01	$(0.01)

Diluted	$0.01	$0.00	$0.01	$(0.01)

Weighted average shares outstanding —
Basic	54,491,449	53,270,160	53,260,627	53,270,160

Diluted	54,491,449	536,203,500	53,260,627	53,270,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,636,720	$555,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	24,449	543,751
Depreciation	620,708	1,022,187
Amortization of intangibles	22,279	22,279
(Gain) loss on disposal of assets	(73,937)	7,556
Impairment losses on securities available for sale	308,214	—
Amortization of debt offering costs and discounts	8,000	271,221
Changes in operating assets and liabilities:
Accounts receivable	(6,164,898)	(3,511,441)
Costs in excess of billings on uncompleted contracts	2,261,452	(1,958,411)
Other assets	334,570	48,500
Accounts payable	1,890,955	(739,556)
Billings in excess of costs on uncompleted contracts	43,001	681,409
Accrued interest due to related party	975,450	453,423
Accrued compensation	(232,720)	—
Accrued other liabilities	17,824	—
Income taxes payable	45,746	182,816
Deferred revenue	(32,449)	(27,074)

Net cash provided by (used in) operating activities	1,685,364	(2,448,089)
Cash flows from investing activities:
Purchase of fixed assets	(466,494)	(134,209)
Proceeds from sale of assets	1,545,725	21,500
Sale of marketable fixed income securities	872,427	28,000

Net cash provided by (used in) investing activities	1,951,658	(84,709)
Cash flows from financing activities:
Net (payments) borrowings on line of credit	(390,000)	1,691,000
Liquidating distribution of noncontrolling interest	(65,036)	—
Repayment of related party debt	(500,000)	—
Repayments of debt	(1,110,423)	(414,267)

Net cash (used in) provided by financing activities	(2,065,459)	1,276,733
Effect of exchange rate changes on cash	26,988	(13,210)

Net increase (decrease) in cash	1,598,551	(1,269,275)
Cash, beginning of year	1,829,429	2,356,534

Cash, end of year	$3,427,980	$1,087,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

	Homeland Security Capital Corporation Shareholders
					Additional
				Additional	Paid-In			Accumulated		Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Interest	(Deficit)
Balance, July 1, 2010	$14,225,110	51,624,725	$51,625	$55,297,972	$272,529	$(250,000)	$(70,509,227)	$(301,153)	$153,934	(1,059,210)
Amortization of Series H warrants	7,362	—	—	—	—	—	(7,362)	—	—	—
Dividends on Series H and Series I	—	—	—	—	—	—	(800,682)	—	—	(800,682)
Value of vested stock options	—	—	—	24,449	—	—	—	—	—	24,449
Preferred stock converted	(86,000)	2,866,724	2,867	83,133	—	—	—	—	—	—
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(110,825)	—	(110,825)
Realization of impairment in value of securities available for sale	—	—	—	—	—	—	—	263,210	—	263,210
Liquidating distribution of noncontrolling interest	—	—	—	—	—	—	—	—	(65,036)	(65,036)
Currency translation	—	—	—	—	—	—	—	26,988	—	26,988
Net income	—	—	—	—	—	—	1,496,788	—	139,932	1,636,720

Balance, December 31, 2010	$14,146,472	54,491,449	$54,492	$55,405,554	$272,529	$(250,000)	$(69,820,483)	$(121,780)	$228,830	(84,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2010
1. Organization and Basis of Presentation of Unaudited Interim Financial Statements.
Organization
Homeland Security Capital Corporation (the “Company” or the “Holding Company”) is an international provider of specialized technology-based radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. We are engaged in the strategic acquisition, operation, development and consolidation of companies operating in the chemical, biological, radiological, nuclear and explosive (“CBRNE”) incident response and security marketplace within the homeland security industry. We are focused on creating long-term shareholder value by taking a controlling interest in and developing our subsidiary companies through superior management, operations, marketing and finance. We operate businesses that provide products and services solutions, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sectors.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Safety & Ecology Holdings Corporation (“Safety”) (including Safety’s wholly-owned United Kingdom subsidiary Safety and Ecology Corporation Limited and majority owned subsidiary Radcon Alliance, LLC) and majority owned subsidiaries Nexus Technologies Group, Inc. (“Nexus”) and Polimatrix, Inc. (“PMX”). The Company controls each of the subsidiary boards of directors and provides extensive advisory services to the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each company and consolidates the results of operations. All intercompany balances and transactions have been eliminated.
Reclassifications — Certain prior period balances have been reclassified to conform with the current period presentation.
Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Updates (“ASU’s”) No. 2010-28, Intangibles — Goodwill and Other (Topic 350). This ASU gives guidance on when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts (a consensus of the FASB Emerging Issues Task Force). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Adoption of this ASU is not expected to have a material effect on the financial position, results of operations, or cash flows of the Company.
In August 2010, the FASB issued Accounting Standards Updates (“ASU’s”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update) and No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update). Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (Topic 470). Both of these ASU’s amend, clarify and update various SEC rules, schedules, forms, timing and previous codified financial reporting policies. This guidance was effective immediately and did not have a material effect on the financial position, results of operations, or cash flows of the Company.

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
In September 2010, the Company’s reduced the carrying value of its securities available for sale and other investments in minority interests to zero as a result of inactive and illiquid markets for the securities. Additionally, the Company does not believe the quoted prices represent the actual value appurtenant to the securities. Consequently, the Company regards the value of these investments as permanently impaired and has recorded a loss in the amount of $308,213.
3. Income Taxes
The Company has not recorded any federal income tax expense or benefit for the three and six months ended December 31, 2010, mainly due to available federal net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.
The Company has recorded state income tax expense for certain of the jurisdictions in which it operates.
4. Stock Options
Stock Options Awarded Under the 2005 Plan
There are 7,200,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2005 stock option plan (the “2005 Plan”). Of these options, 6,800,000 were previously granted at strike prices ranging from $0.08 to $0.17 and at December 31, 2010, all granted options have vested. During the three and six month periods ending December 31, 2010, no options under the 2005 Plan were granted and at December 31, 2010, there were 400,000 options available for award under the 2005 Plan. There have been no exercises of vested options under the 2005 Plan.
Stock Options Awarded Under the 2008 Plan
There are 75,000,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2008 stock option plan (the “2008 Plan”). Of these options, 73,850,000 were previously granted at a strike price of $0.05. Of the options granted, 73,750,000 have fully vested, 33,360 have been exercised and 66,640 have been forfeited through December 31, 2010. During the three and six month periods ending December 31, 2010, no options under the 2008 Plan were granted and at December 31, 2010, there are 1,216,640 options available for award under the 2008 Plan. There have been no exercises of vested options under the 2008 Plan.
Stock Options Awarded Outside of the 2005 Plan and the 2008 Plan
The Company granted 2,760,000 options to three directors and one consultant outside of the 2005 Plan and the 2008 Plan at strike prices ranging from $0.12 to $0.17. All of these options have vested through December 31, 2010. There have been no exercises of these options.

Additional information about the Company’s stock option plans is summarized below:

	December 31, 2010			June 30, 2010
		Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	83,310,000	$0.056	$0.044	75,669,374	$0.057	$0.049
Granted	—	—	—	—	—	—
Rescinded (Exercised)	—	—	—	7,640,626	0.050	0.036
Forfeited	—	—	—	—	—	—

Outstanding at end of period	83,310,000	$0.056	$0.044	83,310,000	$0.056	$0.044

Options exercisable at end of period	83,310,000	$0.056	$0.044	83,310,000	$0.056	$0.044

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
On February 1, 2011, Safety purchased from certain of its employees, all of the outstanding options (which at that date were fully vested) originally granted under the Safety 2008 Employee Option Plan (the “Plan”) for a total amount of $850,000. There are 85,748 fully vested options under the Plan that remains outstanding as of February 11, 2011.
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

The following tables reflect the Company’s segments for the three and six month periods ended December 31, 2010 and 2009, without regard to minority interests:

For the Three Months Ended December 31, 2010
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$26,253,544	$1,953,485	$—	$28,207,029
Gross margin	—	5,063,490	514,101	—	5,577,591
Operation expenses	378,542	2,768,034	362,030	59	3,508,665
Other income (expense) — net	(277,624)	(78,848)	(151,264)	—	(507,736)
Income tax benefit (expense)	646,235	(839,811)	7,446	—	(186,130)
Net income (loss)	(9,931)	1,376,797	8,253	(59)	1,375,060
Current assets	988,543	27,194,935	3,441,948	4,702	31,630,128
Total assets	554,374	35,704,108	3,762,668	4,702	40,025,852
Interest expense	492,287	15,003	3,627	—	510,917
Depreciation expense	—	291,193	22,020	—	313,213
Capital expenditures	—	273,837	2,707	—	276,544

For the Three Months Ended December 31, 2009
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$22,344,769	$3,209,146	$1,018,500	$26,572,415
Gross margin	—	4,457,618	1,272,102	40,740	5,770,460
Operation expenses	385,135	2,944,058	329,930	22,699	3,681,822
Other income (expense) — net	(536,128)	(67,325)	(11,956)	—	(615,409)
Income tax benefit (expense)	469,296	(641,425)	—	—	(172,129)
Net income (loss)	(451,967)	804,810	930,216	18,041	1,301,100
Current assets	166,912	20,166,258	3,383,327	750,605	24,467,102
Total assets	101,159	31,343,452	3,620,303	750,605	35,815,519
Interest expense	429,955	59,325	1,705	—	490,985
Depreciation expense	—	638,687	25,667	—	664,354
Capital expenditures	—	110,108	52,013	—	162,121

For the Six Months Ended December 31, 2010
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$49,254,486	$4,011,681	$—	$53,266,167
Gross margin	—	9,539,586	1,025,913	—	10,565,499
Operation expenses	1,138,619	5,555,452	542,407	2,834	7,239,312
Other income (expense) — net	(863,662)	(199,981)	(295,707)	—	(1,359,350)
Income tax benefit (expense)	1,207,010	(1,471,827)	(65,300)	—	(330,117)
Net income (loss)	(795,271)	2,312,326	122,499	(2,834)	1,636,720
Current assets	988,543	27,194,935	3,441,948	4,702	31,630,128
Total assets	554,374	35,704,108	3,762,668	4,702	40,025,852
Interest expense	984,575	71,952	5,457	—	1,061,984
Depreciation expense	—	577,966	42,742	—	620,708
Capital expenditures	—	428,734	37,760	—	466,494

For the Six Months Ended December 31, 2009
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$40,432,354	$5,292,003	$1,697,500	$47,421,857
Gross margin	—	7,398,476	1,850,286	67,900	9,316,662
Operation expenses	1,163,042	5,603,902	548,862	22,699	7,338,505
Other income (expense) — net	(1,083,299)	(127,591)	(9,732)	—	(1,220,622)
Income tax benefit (expense)	567,774	(770,058)	—	—	(202,284)
Net income (loss)	(1,678,567)	896,925	1,291,692	45,201	555,251
Current assets	166,912	20,166,258	3,383,327	750,605	24,467,102
Total assets	101,159	31,343,452	3,620,303	750,605	35,815,519
Interest expense	873,521	102,598	4,658	—	980,777
Depreciation expense	—	988,299	33,888	—	1,022,187
Capital expenditures	—	125,182	75,622	—	200,804
6. Income (Loss) Per Share
The basic income (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of Common Stock outstanding during each period.
Diluted earnings per share are computed using outstanding shares of Common Stock plus the Preferred Shares, Common Stock options and warrants that can be exercised or converted, as applicable, into Common Stock. Diluted earnings per share are not indicated for the three and six month periods ended December 31, 2010 because the market price of the Company’s Common Stock, when using the treasury method, indicates that conversions or exercises would not be prudent, as the Preferred Shares and Common Stock options and warrants are “out of the money.” Diluted earnings per share are not indicated for the six month period ending December 31, 2009 because this period indicates a loss and the computation would be anti-dilutive.
The reconciliations of the basic and diluted income (loss) Per Share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Basic and Diluted Earnings (Loss) Per Share:

Income (Loss) (Numerator)	$1,212,652	$1,224,576	$1,496,788	$449,554
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	(3,681)	(7,362)	(7,362)
Less: Preferred stock dividends	(399,224)	(402,279)	(800,682)	(804,559)

Income (loss) attributable to common stockholders	$809,747	$818,616	$688,744	$(362,367)

Shares (Denominator)
Weighted-average number of common shares:
Basic	54,491,449	53,270,160	53,260,627	53,270,160
Diluted	54,491,449	536,203,500	53,260,627	53,270,160

Earnings Per Common Share
Basic income (loss) per share	$0.01	$0.02	$0.01	$(0.01)

Diluted loss per share	$0.01	$0.00	$0.01	$(0.01)

7. Cash Flows
Supplemental disclosure of cash flow information for the six month periods ending December 31, 2010 and 2009, are as follows:

	Six Months Ended December 31,
	2010	2009

Cash paid during the period for:
Interest	$577,409	$107,256
Taxes	230,952	6,947

Supplemental disclosure for noncash investing and financing activity:
Temporary impairment of value of securities available for sale	$(110,825)	$(55,413)
Dividends accrued on Perferred Stock	800,682	804,559
Dividends paid with Preferred Stock	7,362	7,362
Conversion of Series H Preferred Stock	(86,000)	—
Equipment purchased under capital leases	63,452	66,595
8. Related Party Transactions
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under this agreement of $86,006 and $172,012 during the three and six month periods ending December 31, 2010 and 2009, respectively.
On June 1, 2007, the Company loaned $500,000 to Secure America Acquisition Holdings, LLC, an entity affiliated with our Chairman and Chief Executive Officer. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. At December 31, 2010 and 2009, the balance of the note, including interest, was $439,453 and $421,453, respectively. Interest income related to this note was $4,663 and $9,326 for each of the three and six month periods ended December 30, 2010 and 2009, respectively.
9. Continuing Operations
These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern it may be unable to realize the carrying value of its assets and to meet its liabilities.
The Company has related party debt totaling $18,740,466 which is due within the next 12 months. If the Company is unable to repay its debt or extend repayment terms, the Company may cease operations. The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. As of December 31, 2010, the Company has negative working capital of $3,933,078 and stockholders’ deficit of $84,386. The Company had net income attributable to common stockholders of $688,744 for the six month period ended December 31, 2010. Management recognizes that it will be necessary to continue to generate positive cash flow from operations, gain availability to other sources of capital, and or extend related party debt terms or possibly sell one or more of its subsidiaries to continue as a going concern. In addition, Management continues to implement measures to increase profitability in operations and reduce certain operating expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2010, as may be updated and supplemented by this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, the “Company,” “the Holding Company,” “we,” “us,” and “our” refer to Homeland Security Capital Corporation.
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
In a publically released decision document dated January 12, 2011, the United States Small Business Administration’s Office of Hearing and Appeals (OHA) announced that it has ruled in favor of Safety concerning a small business size determination protest. The protest, originally filed in April 2010, claimed that Safety should be considered other than a small business as a result of its size as determined by headcount. The December 20, 2010 OHA finding removes any impediments, based on headcount, to Safety’s ability to bid on small business set aside contracts for the Federal Government.

Results of Operations
Three Month Period Ended December 31, 2010 as Compared to the Three Month Period Ended December 31, 2009
Contract revenue
For the three months ended December 31, 2010, the Company recorded contract revenue of $28,207,029 as compared to $26,572,415 recorded for the three months ended December 31, 2009. The increase of $1,634,614 is further outlined below:

	Three Months Ended December 31,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	26,253,544	22,344,769	3,908,775	17.5%
Nexus	1,953,485	3,209,146	(1,255,661)	-39.1%
PMX	—	1,018,500	(1,018,500)	-100.0%

	$28,207,029	$26,572,415	$1,634,614	6.2%

The overall increase of $1,634,614, or 6.2%, reflects significantly increased revenues in our Safety subsidiary attributable to both expanded services within existing contracts and services provided under new contracts, primarily resulting from stimulus funded programs, as compared to the prior year. The decreased revenues at Nexus and PMX reflect the winding up of several projects originally started in fiscal year 2010 in regards to Nexus and no new orders from its primary customer in regards to PMX.
Contract cost
For the three months ended December 31, 2010, the Company recorded contract cost of $22,629,438 as compared to $20,801,955 recorded for the three months ended December 31, 2009. The increase of $1,827,483 is further outlined below:

	Three Months Ended December 31,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	21,190,054	17,887,151	3,302,903	18.5%
Nexus	1,439,384	1,937,044	(497,660)	-25.7%
PMX	—	977,760	(977,760)	-100.0%

	$22,629,438	$20,801,955	$1,827,483	8.8%

The overall increase of $1,827,483, or 8.8%, are costs associated with the additional contract revenues noted above for Safety and comparable reductions for Nexus and PMX resulting from reduced revenue. Our gross profit on contract revenue fell from 21.7% for the three months ended December 31, 2009 to 19.8% for the three months ended December 30, 2010. This lower margin is mainly due to the initial start-up of new stimulus related projects at our Safety subsidiary and continued work on lower margin projects at our Nexus subsidiary.
Operating expenses
For the three months ended December 31, 2010, the Company recorded operating expenses of $3,508,665 as compared to $3,681,822 recorded for the three months ended December 31, 2009. The decrease of $173,157 is further outlined below:

	Three Months Ended December 31,
	2010	2009	Increase (Decrease)
Holding Company	$378,542	$385,135	$(6,593)	-1.7%
Safety	2,768,034	2,944,058	(176,024)	-6.0%
Nexus	362,030	329,930	32,100	9.7%
PMX	59	22,699	(22,640)	-99.7%

	$3,508,665	$3,681,822	$(173,157)	-4.7%

The overall decrease of $173,157, or 4.7%, is primarily due to the reduction of operating expenses at our Safety subsidiary reflecting dedicated management oversight in containing expense increases while raising revenue. The Holding Company and Nexus expenses were substantially consistent with the previous year.
Other income and expense
For the three months ended December 31, 2010, the Company recorded net other expenses of $507,736 as compared to $615,409 recorded for the three months ended December 31, 2009. The decrease in net other expenses of $107,673 is further outlined below by operating unit and functional line item:

	Three Months Ended December 31,
	2010	2009	(Increase) Decrease
Holding Company	$(277,624)	$(536,128)	$258,504	-48.2%
Safety	(78,848)	(67,325)	(11,523)	17.1%
Nexus	(151,264)	(11,956)	(139,308)	1,165.2%
PMX	—	—	—	—

	$(507,736)	$(615,409)	$107,673	-17.5%

	Three Months Ended December 31,
	2010	2009	(Increase) Decrease
Interest expense	$(510,917)	$(490,985)	$(19,932)	4.1%
Amortization of debt offering costs	—	(126,750)	126,750	-100.0%
Amortization of debt discount	—	(12,018)	12,018	-100.0%
Interest and other income	3,181	14,344	(11,163)	-77.8%

	$(507,736)	$(615,409)	$107,673	-17.5%

The overall decrease in net other expenses of $107,673, or 17.5%, mainly reflects an increase in the rate of interest on senior debt, offset by the lack of amortization of debt offerings and debt discount costs in the current year.
Net income (loss)
As a result of the foregoing, the Company recorded net income, before noncontrolling interests and preferred dividends of $1,375,060 for the three months ended December 31, 2010 as compared to net income of $1,301,100 for the three months ended December 31, 2009. The overall increase of $73,960 reflects the continued growth of the Company, particularly its Safety subsidiary.
Six Month Period Ended December 31, 2010 as Compared to the Six Month Period Ended December 31, 2009
Contract revenue
For the six months ended December 31, 2010, the Company recorded contract revenue of $53,266,167 as compared to $47,421,857 recorded for the six months ended December 31, 2009. The increase of $5,844,310 is further outlined below:

	Six Months Ended December 31,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	49,254,486	40,432,354	8,822,132	21.8%
Nexus	4,011,681	5,292,003	(1,280,322)	-24.2%
PMX	—	1,697,500	(1,697,500)	-100.0%

	$53,266,167	$47,421,857	$5,844,310	12.3%

The overall increase of $5,844,310, or 12.3%, reflects significantly increased revenues in our Safety subsidiary attributable to both expanded services within existing contracts and services provided under new contracts, primarily resulting from stimulus funded programs, as compared to the prior year. The decreased revenues at Nexus and PMX reflect the winding up of several projects originally started in fiscal year 2010 in regards to Nexus and no new orders from its primary customer in regards to PMX.
Contract cost
For the six months ended December 31, 2010, the Company recorded contract cost of $42,700,668 as compared to $38,105,195 recorded for the six months ended December 31, 2009. The increase of $4,595,473 is further outlined below:

	Six Months Ended December 31,
	2010	2009	Increase (Decrease)
Holding Company	$—	$—	$—	—
Safety	39,714,900	33,033,878	6,681,022	20.2%
Nexus	2,985,768	3,441,717	(455,949)	-13.2%
PMX	—	1,629,600	(1,629,600)	-100.0%

	$42,700,668	$38,105,195	$4,595,473	12.1%

The overall increase of $4,595,473, or 12.1%, are costs associated with the additional contract revenues noted above for Safety and comparable reductions for Nexus and PMX resulting from reduced revenue. Our gross profit on contract revenue remained consistent at 19.6% for the three months ended December 31, 2009 compared to 19.8% for the three months ended December 30, 2010.
Operating expenses
For the six months ended December 31, 2010, the Company recorded operating expenses of $7,239,312 as compared to $7,338,505 recorded for the six months ended December 31, 2009. The decrease of $99,193 is further outlined below:

	Six Months Ended December 31,
	2010	2009	Increase (Decrease)
Holding Company	$1,138,619	$1,163,042	$(24,423)	-2.1%
Safety	5,555,452	5,603,902	(48,450)	-0.9%
Nexus	542,407	548,862	(6,455)	-0.1%
PMX	2,834	22,699	(19,865)	-87.5%

	$7,239,312	$7,338,505	$(99,193)	-1.4%

The overall decrease of $99,193, or 1.4%, is primarily due to the reduction of operating expenses at our Holding Company and Safety subsidiary. The reduction in PMX’s operating expenses reflects the lack of operating revenues when compared to the prior year.
Other income and expense
For the six months ended December 31, 2010, the Company recorded net other expenses of $1,359,350 as compared to $1,220,622 recorded for the six months ended December 31, 2009. The increase in net other expenses of $138,728 is further outlined below by operating unit and functional line item:

	Six Months Ended December 31,
	2010	2009	(Increase) Decrease
Holding Company	$(863,662)	$(1,083,299)	$219,677	-20.3%
Safety	(199,981)	(127,591)	(72,390)	56.7%
Nexus	(295,707)	(9,732)	(285,972)	2,938.5%
PMX	—	—	—	—

	$(1,359,350)	$(1,220,622)	$(138,728)	11.4%

	Six Months Ended December 31,
	2010	2009	(Increase) Decrease
Interest expense	$(1,061,984)	$(980,777)	$(81,207)	8.3%
Amortization of debt offering costs	(8,000)	(262,342)	254,342	-96.7%
Amortization of debt discount	—	(24,037)	24,037	-100.0%
Impairment losses	(308,213)	—	(308,213)	100.0%
Interest and other income	18,847	46,534	(27,687)	-59.5%

	$(1,359,350)	$(1,220,622)	$(138,728)	11.4%

The overall increase in net other expenses of $138,728, or 11.4%, mainly reflects an increased interest expense of $81,207 due to an increase in our interest rate, the permanent impairment writedown of investments of $308,213 and the reduction of interest and other income of $27,687, offset by the lack of amortization costs of $278,379 in the current year due to debt offering costs and debt discounts being fully amortized in fiscal year 2010.
Net income (loss)
As a result of the foregoing, the Company recorded net income, before noncontrolling interests and preferred dividends of $1,636,720 for the six months ended December 31, 2010 as compared to net income of $555,251 for the six months ended December 31, 2009. The overall increase of $1,081,469 reflects the growth of the Company, particularly its Safety subsidiary, during the six months ended December 31, 2010.
Liquidity and Capital Resources
The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $3,427,980, a deficit in working capital of $3,993,078 and approximately $6,228,000 available for borrowing on our credit line at December 31, 2010. Our deficit in working capital is primarily the result of classifying our related party debt in current liabilities as a result of its due date of July 15, 2011, which is within twelve months of balance sheet date of this filing.
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
During the six months ended December 31, 2010, we had a net increase in cash of $1,598,551. Our sources and uses of funds were as follows:
Cash Flows From Operating Activities
We provided net cash of $1,685,364 in our operating activities during the six months ended December 31, 2010 primarily from income of $2,546,433 (net income of $1,636,720 adjusted for non-cash items of $909,713) offset by net uses of cash of $861,069 due to changes in our operating assets and liabilities.
Cash Flows From Investing Activities
We provided net cash of $1,951,658 in our investing activities during the six months ended December 31, 2010, related to the proceeds from the sale of fixed assets of $1,545,725, plus the sale of securities of $872,427 reduced by the purchase of fixed assets totaling $466,494.
Cash Flows From Financing Activities
We used net cash of $2,065,459 in our financing activities during the six months ended December 31, 2010, consisting of repayment of installment debt of $1,110,423, net repayment of Safety’s line of credit of $390,000, repayment of related party debt of $500,000 and the partial liquidation of a noncontrolling interest in a subsidiary of $65,036.

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
As of December 31, 2010, we are not subject to any material legal proceedings. From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business

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

HOMELAND SECURITY CAPITAL CORPORATION
Date: February 14, 2011	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)