Form 10-K/A
period 2009-06-30
Homeland Security Capital CORP
filed 2011-03-11
CIK 1006459

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment No. 1 to
FORM 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE
[Not applicable]

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K (the “Original Filing”) of Homeland Security Capital Corporation (“we, “us,” “our” or the “Company”) for the fiscal year ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009, is being filed for the purpose of responding to certain comments made by the SEC by letter dated February 15, 2011 (the “Comment Letter”).
In response to the Comment Letter, the Company has filed an amended Report of Independent Registered Public Accounting Firm. Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, the Company is also including with this Amendment certain certifications dated as of the date hereof.
Except as described above, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

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
September 25, 2009

F-1