Form 10-K/A
period 2010-06-30
Homeland Security Capital CORP
filed 2011-03-11
CIK 1006459

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K (the “Original Filing”) of Homeland Security Capital Corporation (“we, “us,” “our” or the “Company”) for the fiscal year ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010, is being filed for the purpose of responding to certain comments made by the SEC by letter dated February 15, 2011 (the “Comment Letter”).
In response to the Comment Letter, the Company has amended Item 9T. (Controls and Procedures), Statement of Cash Flows for the fiscal year ended June 30, 2010 and Notes 1, 5 and 10 to the Financial Statements for the fiscal year ended June 30, 2010. The Company also filed an amended Report of Independent Registered Public Accounting Firm. Solely for ease of reference of its investors, all of the Company's financial statements for the fiscal year ended June 30, 2010 and notes thereto have been reproduced in their entirety. Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, the Company is also including with this Amendment certain certifications dated as of the date hereof.
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

ITEM 9T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

1

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
Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth in the reporting entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2010.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management’s report in this annual report.
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

2

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

STATEMENTS OF CASH FLOWS
HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,180,737	$(9,530,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Purchase of marketable fixed income securities	(1,656,471)	—
Sales of marketable fixed income securities	784,044	—
Share-based compensation expense	1,075,625	2,150,773
Stock issued for services	38,333	—
Depreciation	1,863,333	1,842,723
Amortization of intangibles	44,558	106,250
Loss on disposal of assets	9,630	5,843
Impairment losses on securities available for sale	104,997	3,317,837
Impairment loss on equipment held for sale	425,267	—
Write off of note receivable — related party	—	90,400
Amortization of debt offering costs and discounts	412,263	552,943
Accrued interest on notes receivable — related parties	(18,500)	—
Accrued interest due to related parties	1,856,836	1,799,291
Changes in operating assets and liabilities:
Accounts receivable	(3,339,093)	(1,448,066)
Costs in excess of billings on uncompleted contracts	(3,396,845)	1,722,131
Other assets	43,443	(514,004)
Accounts payable	(1,546,149)	3,801,201
Billings in excess of costs on uncompleted contracts	5,375	197,723
Accrued compensation	(95,805)	295,263
Accrued other liabilities	(156,335)	(238,967)
Income taxes payable	551,941	—
Deferred revenue	150,358	16,472

Net cash provided by operating activities	(662,458)	4,167,166
Cash flows from investing activities:
Purchase of fixed assets	(383,206)	(741,008)
Proceeds from sale of assets	29,481	45,141
Investment in equity of subsidiaries	—	(113,403)
Investment received for noncontrolling interest of subsidiary	28,000	—

Net cash used in investing activities	(325,725)	(809,270)
Cash flows from financing activities:
Net borrowings (payments) on line of credit	1,650,000	(1,853,935)
Debt offering costs	—	(50,000)
Repayments of debt	(1,062,369)	(647,333)
Proceeds from notes payable — related parties	—	50,000
Repayment of notes payable — related parties	(50,110)	(1,608,247)

Net cash provided by (used in) financing activities	537,521	(4,109,515)
Effect of exchange rate changes on cash	(76,443)	(74,204)

Net decrease in cash	(527,105)	(825,823)
Cash, beginning of year	2,356,534	3,182,357

Cash, end of year	$1,829,429	$2,356,534

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
Revenue Recognition — The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:
(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	collectability is reasonably assured.
Revenues are derived primarily from services performed under time and materials and fixed fee contracts and products sold. Revenues and costs derived from fixed price contracts are recognized using the percentage of completion (efforts expended) method. Revenue and costs derived from time and material contracts are recognized when revenue is earned and costs are incurred. Revenue and costs based on sale of products are derived when the products have been delivered and accepted by the customer.
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
5. Goodwill
Goodwill on acquisition is initially measured at cost being the excess of the cost of the business acquired including directly related professional fees over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities.
Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. The impairment review requires management to undertake certain judgments, including estimating the recoverable value of the business acquired, safety, to which the goodwill relates, based on either fair value less costs to sell or the value in use, in order to reach a conclusion on whether it deems the goodwill to be recoverable. Estimating the fair value less costs to sell is based on the best information available, and refers to the amount at which the business acquired could be sold in a current transaction between willing parties. The valuation methods are based on an earnings multiple approach. The earnings multiple approach uses transaction multiples, obtained from comparable businesses in the industry sector in which the acquired business operates. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects management’s estimate of return on capital employed, which is subject to a value in use calculation.
Any impairment is recognized immediately in the income statement and is not subsequently reversed. At June 30, 2010 and 2009, all of the goodwill recorded by the Company is related to the acquisition of Safety. No goodwill impairment has been recognized in 2010 or in 2009.
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

As described above, the Series H Stock was convertible into shares of common stock at an initial ratio of 33,334 shares of common stock for each share of Series H Stock, subject to adjustments, including Safety achieving certain earnings milestones, as defined, for the calendar years ending December 31, 2009 and 2008. Safety operates its business on a fiscal year ending near June 30. Safety achieved the first milestone for the calendar year ending December 31, 2008. However, based upon information available as of the date of this filing, the second financial milestone for the calendar year ended December 31, 2009, has not been satisfied, resulting in a potential adjustment to the conversion ratio yielding approximately 56,300 shares of common stock for each share of Series H Stock, or approximately a potential additional 230,000,000 shares of our common stock in the aggregate. If the conversation ratio increases to 56,300 shares of common stock for each share of Series H Preferred Stock, then approximately $8,727,000 would be recognized as additional intrinsic value of the preferred stock.
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