Form 10-K/A
period 2009-06-30
Homeland Security Capital CORP
filed 2011-03-31
CIK 1006459

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
(Title of Class)
Securities Registered under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value, OTCBB
Securities Registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Homeland Security Capital Corporation (“we, “us,” “our” or the “Company”) for the fiscal year ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009, and as amended on March 31, 2011 by Amendment No. 1 to the Annual Report on Form 10-K/A (as amended, the “Original Filing”) is being filed for the purpose of responding to certain comments made by the SEC by letter dated March 17, 2011 (the “Comment Letter”).
In response to the Comment Letter, the Company is refiling all of its financial statements and notes thereto that are required by Item 8 (“Financial Statements and Supplementary Data”) in addition to the amended Report of Independent Registered Public Accounting Firm that the SEC had requested the Company to file by way of its first letter to the Company dated February 15, 2011. No changes have been made to the financial statements or the amended Report of Independent Registered Public Accounting Firm. Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, the Company is also including with this Amendment certain certifications dated as of the date hereof.
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

Item 8. Financial Statements and Supplementary Data

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
We have audited the accompanying consolidated balance sheet of Homeland Security Capital Corporation and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for the year ended December 31, 2007. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.
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
We were not engaged to examine management’s assertion about the effectiveness of Homeland Security Capital Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.
/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2008

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	June 30,	December 31,
Assets	2009	2008	2007
Cash	$2,356,534	$3,182,357	$57,521
Accounts receivable — net	13,425,804	11,977,737	3,993,723
Cost in excess of billings on uncompleted contracts	3,937,086	5,659,217	538,540
Other current assets	613,348	258,958	101,611

Total current assets	20,332,772	21,078,269	4,691,395

Fixed assets — net	4,398,833	5,493,396	269,255
Deferred financing costs — net	386,210	841,079	733,626
Notes receivable — related party	412,127	393,360	414,099
Notes payable — other	—	90,400	90,400
Securities available for sale	193,945	2,057,197	3,248,571
Other non-current assets	319,516	178,670	150,000
Intangible assets — net	391,372	497,622	—
Goodwill	6,403,982	4,266,702	—

Total assets	$32,838,757	$34,896,695	$9,597,346

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$10,003,336	$6,202,137	$2,639,721
Derivative liability	—	—	7,263,204
Current portion of related party debt	—	—	6,252,887
Current portion of long term debt	1,247,016	647,576	72,319
Notes payable — related party	50,110	1,526,137	—
Accrued interest and other liabilities	3,257,903	3,201,607	656,837
Billings in excess of costs on uncompleted contracts	1,022,125	824,402	144,885
Deferred revenue	59,636	43,164	—

Total current liabilities	15,640,126	12,445,023	17,029,853

Senior notes payable — related party	13,904,870	13,856,796	—
Interest payable — related party	2,210,131	493,060	—
Secured notes payable — related party	250,000	—	—
Long term debt, less current maturities	1,421,272	4,463,844	134,688
Dividends payable	1,869,107	400,833	—

Total liabilities	35,295,506	31,659,556	17,164,541

Warrants Payable — Series H	169,768	169,768	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,918,080, 1,918,080 and 1,358,080 shares issued and outstanding, respectively	14,261,207	12,346,481	135,808
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 53,270,160, 48,846,244 and 48,764,677 shares issued and 49,699,729, 48,846,244 and 48,764,677 shares outstanding, respectively	53,270	48,846	48,765
Additional paid-in capital	54,131,548	51,385,199	47,799,790
Additional paid-in capital — warrants	272,529	148,652	—
Treasury stock - 3,570,431 shares at cost	(250,000)	—	—
Accumulated deficit	(70,953,480)	(59,339,836)	(55,219,082)
Accumulated comprehensive loss	(141,591)	(1,521,971)	(332,476)

Total stockholders’ (deficit) equity	(2,626,517)	3,067,371	(7,567,195)

Total liabilities and stockholders’ (deficit) equity	$32,838,757	$34,896,695	$9,597,346

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

			Six Months
		Six Months	Ended
	Year Ended	Ended	June 30,	Year Ended
	June 30,	June 30,	2007	December 31,
	2009	2008	(Unaudited)	2007
Net contract revenue	$79,489,509	$23,154,250	$6,285,087	$12,628,183

Contract costs	67,806,658	19,166,303	4,856,212	9,592,926

Gross profit on contract revenue	11,682,851	3,987,947	1,428,875	3,035,257

Operating expenses
Marketing	308,499	89,274	16,648	28,499
Personnel	8,881,940	3,219,413	1,430,164	3,037,205
Insurance and facility costs	1,027,224	448,604	215,099	352,796
Travel and transportation	502,888	285,110	136,574	352,994
Other operating costs	939,776	145,824	70,040	114,160
Depreciation and amortization	1,285,756	192,068	36,699	71,480
Amortization of intangible assets	106,250	45,866	—	—
Professional services	711,776	234,820	419,788	698,616
Administrative costs	1,253,394	825,659	45,835	263,403

Total operating expenses	15,017,503	5,486,638	2,370,847	4,919,153

Operating loss	(3,334,652)	(1,498,691)	(941,972)	(1,883,896)
Other (expense) income
Interest expense	(2,011,991)	(882,358)	(323,611)	(954,846)
Amortization of debt discounts and offering costs	(552,943)	(805,214)	(1,192,766)	(2,799,123)
Currency loss	(405,821)	—	—	—
Adjustment of fair value of derivative liability	—	(513,516)	(155,710)	1,000,193
Impairment loss on securities available for sale	(3,317,837)	—	—	—
Gain on extinguishment of debt	—	3,377,997	—	—
Other income	92,597	62,408	58,668	51,673

Total other (expense) income	(6,195,995)	1,239,317	(1,613,419)	(2,702,103)

Loss from continuing operations	(9,530,647)	(259,374)	(2,555,391)	(4,585,999)

(Loss) income from discontinued operations
Loss from discontinued operations	—	—	(1,959,218)	(2,023,197)
Gain from sale of operating segment	—	—	—	3,657,930

(Loss) gain from discontinued operations	—	—	(1,959,218)	1,634,733

Net loss	(9,530,647)	(259,374)	(4,514,609)	(2,951,266)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(2,082,998)	(3,934,993)	—	—

Net loss attributable to common stockholders	$(11,613,645)	$(4,194,367)	$(4,514,609)	$(2,951,266)

(Loss) income per common share — basic and diluted
Loss from continuing operations	$(0.24)	$(0.09)	$(0.06)	$(0.11)
Loss from discontinued operations	—	—	(0.05)	0.04

Basic and diluted EPS	$(0.24)	$(0.09)	$(0.11)	$(0.07)

Weighted average shares outstanding —
Basic and diluted	47,664,614	48,819,354	41,755,250	43,043,114

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

			Six Months
		Six Months	Ended
	Year Ended	Ended	June 30,	Year Ended
	June 30,	June 30,	2007	December 31,
	2009	2008	(Unaudited)	2007
Cash flows from operating activities:
Net loss	$(9,530,647)	$(259,374)	$(4,514,609)	$(2,951,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of operating segment	—	—	—	(3,657,930)
Gain on extinguishment of debt	—	(3,377,997)	—	—
Settlement of debt	—	—	(51,261)	(6,024)
Share-based compensation expense	2,150,773	121,764	181,151	352,056
Depreciation	1,842,723	620,279	36,699	71,480
Amortization of intangibles	106,250	45,866	—	—
Disposal of fixed assets	5,843	—	—	—
Change in allowance for bad debts	—	215,998	—	(57,407)
Impairment loss of securities available for sale	3,317,837	—	—	—
Write off of note receivable — related party	90,400	—	—	—
Equity valuation in subsidiaries	—	—	582,470	582,470
Amortization of debt discount	48,074	570,021	1,003,277	2,382,601
Amortization of debt offering costs	504,869	235,191	97,004	416,522
Valuation losses for changes in derivative liability	—	513,516	155,710	(1,000,193)
Changes in operating assets and liabilities:
Accounts receivable	(1,448,066)	3,631,614	(1,379,273)	(120,888)
Net assets of discontinued operations	—	—	745,271	476,741
Costs in excess of billings on uncompleted contracts	1,722,131	(743,841)	(87,241)	(272,568)
Other assets	(514,004)	97,924	(12,885)	(137,430)
Accounts payable	3,801,201	136,758	589,244	352,269
Billings in excess of costs on uncompleted contracts	197,723	(696,874)	(94,525)	(356,196)
Accrued interest and other liabilities	1,855,587	798,624	98,284	638,893
Deferred revenue	16,472	43,164	—	—

Net cash provided by (used in) operating activities	4,167,166	1,952,633	(2,650,684)	(3,286,870)
Cash flows from investing activities:
Purchase of fixed assets	(799,144)	(571,340)	(82,574)	(97,163)
Proceeds from sale of assets	45,141	—	—	—
Issuance of notes receivable from related parties	—	—	(500,000)	(504,499)
Collection of notes receivable from related parties	—	808,820	—	—
Investment in equity of subsidiaries	(113,403)	(9,539,773)	—	—
Investment activity from discontinued operations	—	—	55,434	743,142

Net cash (used in) provided by investing activities	(867,406)	(9,302,293)	(527,140)	141,480
Cash flows from financing activities:
Proceeds from convertible debentures — related party	—	—	2,750,000	2,750,000
Costs of convertible debentures — related party	—	—	(190,000)	(190,000)
Proceeds from preferred stock — related party	—	6,190,000	—	—
Proceeds from senior notes — related party	—	6,310,000	—	—
Debt offering costs	(50,000)	(982,773)	—	—
Proceeds from notes payable	58,136	2,771,622	480,128	514,277
Net (payments) borrowings on line of credit	(1,853,935)	2,365,935	—	—
Repayments of term debt	(647,333)	(6,182,166)	—	(474,402)
Proceeds from notes payable — related parties	50,000	—	—	—
Repayments of notes payable to related parties	(1,608,247)	—	—	—
Financing activity from discontinued operations	—	—	62,974	(611,147)

Net cash (used in) provided by financing activities	(4,051,379)	10,472,618	3,103,102	1,988,728
Effect of exchange rate changes on cash and cash equivalents	(74,204)	1,878	—	—

Net (decrease) increase in cash	(825,823)	3,124,836	(74,722)	(1,156,662)
Cash, beginning of period	3,182,357	57,521	776,139	1,214,183

Cash, end of period	$2,356,534	$3,182,357	$701,417	$57,521

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITIES CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

					Additional				Total
				Additional	Paid-In			Accumulated	Stockholders'
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	(Deficit)
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Equity
Balance, January 1, 2007	$200,000	41,755,250	$41,755	$46,854,476	$—	$—	$(52,267,816)	$—	$(5,171,585)
Conversion of debentures to common stock	—	4,120,787	4,121	531,955	—	—	—	—	536,076
Conversion of preferred stock - Series G	(64,192)	2,888,640	2,889	61,303	—	—	—	—	—
Value of vested stock options	—	—	—	352,056	—	—	—	—	352,056
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(332,476)	(332,476)
Net loss	—	—	—	—	—	—	(2,951,266)	—	(2,951,266)

Balance, December 31, 2007	135,808	48,764,677	48,765	47,799,790	—	—	(55,219,082)	(332,476)	(7,567,195)
Conversion of debentures to common stock	—	81,567	81	3,105	—	—	—	—	3,186
Issuance of preferred stock
Series H	9,930,674	—	—	2,740,540	—	—	(2,740,540)	—	9,930,674
Series I	2,280,000	—	—	720,000	—	—	(720,000)	—	2,280,000
Series I warrants	—	—	—	—	148,652	—	—	—	148,652
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(1,191,374)	(1,191,374)
Currency translation	—	—	—	—	—	—	—	1,879	1,879
Dividends on Series H	—	—	—	—	—	—	(400,840)	—	(400,840)
Value of vested stock options	—	—	—	121,764	—	—	—	—	121,764
Net loss	—	—	—	—	—	—	(259,374)	—	(259,374)

Balance, June 30, 2008	12,346,482	48,846,244	48,846	51,385,199	148,652	—	(59,339,836)	(1,521,971)	3,067,372
Amortization of Series H warrants	14,725						(14,725)	—	—
Purchase of treasury stock	—	—	—	—	—	(250,000)	—	—	(250,000)
Dividends on Series H and Series I	—	—	—	—	—	—	(1,468,272)	—	(1,468,272)
Value of vested stock options	—	—	—	1,929,577	—	—	—	—	1,929,577
Stock options exercised	—	4,423,916	4,424	216,772	—	—	—	—	221,196
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(1,863,253)	(1,863,253)
Realization of impairment in value of assets held for sale	—	—	—	—	—	—	—	3,317,837	3,317,837
Value or Series I shares released from escrow	1,900,000	—	—	600,000	123,877	—	(600,000)	—	2,023,877
Currency translation	—	—	—	—	—	—	—	(74,204)	(74,204)
Net loss	—	—	—	—	—	—	(9,530,647)	—	(9,530,647)

Balance, June 30, 2009	$14,261,207	53,270,160	$53,270	$54,131,548	$272,529	$(250,000)	$(70,953,480)	$(141,591)	$(2,626,517)

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
Foreign Operations — SECL, a United Kingdom corporation, which is wholly owned by Safety had total assets of $622,804 and $4,304,287, total liabilities of $741,246 and $3,560,687 and a net loss of $708,744 and $247,637 as of and for the periods ending June 30, 2009 and 2008, respectively, which are included in the Company’s consolidated financial statements for those periods. The financial statements of SECL are translated using exchange rates in effect at year-end for assets and liabilities and average exchange rates during the year for results of operations. The related translation adjustments are reported as a separate component of shareholders’ equity.
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
Debt Offering Costs — Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of senior secured notes. Should there be an early extinguishment of the debt prior to the stated maturity date, the remaining unamortized cost is expensed. Amortization expense amounted to $504,869, $235,191 and $416,522 for the year ended June 30, 2009, the six months ended June 30, 2008, and the year ending December 31, 2007, respectively. Amortization expense for the six months ended June 30, 2007 was $97,004 (unaudited).
The table below reflects the components of unamortized debt offering costs for the periods ended June 30, 2009, June 30, 2008 and December 31, 2007:

	2009	2008	2007
Beginning of period	$841,079	$733,626	$867,662
New debt offering costs	50,000	982,773	282,486
Amortized with converted debt	—	(434)	(24,286)
Amortized with debt extinguishment	—	(640,129)	—
Amortization expense	(504,869)	(234,757)	(392,236)

Debt financing cost, net	$386,210	$841,079	$733,626

Investments in Securities Available for Sale — The Company accounts for investments in marketable securities and other investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investment in equity securities with readily determinable fair values and for all investments in debt securities. As of June 30, 2009 and 2008 and December 31, 2007, all marketable securities were classified as securities available for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.
The table below reflects the value of our securities available for sale as of June 30, 2009 and 2008 and December 31, 2007:

		Gross	Recognized
		Unrealized	Impairment	Estimated
	Cost	Loss	Loss	Fair Value
June 30, 2009	$3,581,047	$69,265	$3,317,837	$193,945
June 30, 2008	$3,581,047	$1,523,850	—	$2,057,197
December 31, 2007	$3,581,047	$332,476	—	$3,248,571
Investment Valuation — Investments in equity securities are recorded at fair value represented by closing prices as quoted in active markets. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, investments are valued using quoted prices for similar equity securities in active markets. If similar equity securities do not represent our equity investments, our Board of Directors has approved a multi-step valuation process which includes (i) investments are reviewed by our Board of Directors with involvement of an independent valuation firm, if necessary, engaged by our Board of Directors; (ii) the independent valuation firm conducts independent appraisals and makes their own independent assessment; (iii) the audit committee of our Board of Directors reviews and discusses the preliminary valuation from an independent appraisal; and (iv) the Board of Directors discusses the valuations and determines the fair value of each investment, in good faith, based on the input of our Directors, the independent valuation firm and the audit committee. Because of the inherent uncertainty of appraisals, valuation estimates determined by our Board of Directors may differ significantly the values that would have been used had a active market with quoted prices existed.

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
Stock Based Compensation — The Company accounts for stock based compensation under SFAS No. 123R “Shared Based Payment”. Share based payment awards that result in a cost will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements.
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
Financial Presentation — Consolidated Statements of Operations and Cash Flows for the six months ended June 30, 2007 are unaudited and have been included for comparative purposes only.

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
In May 2009, the FASB issued FASB Statement No. 165, ‘Subsequent Events". The objective of FASB Statement No. 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available for issue. In accordance with this statement, an entity should apply the requirement to interim or annual financial periods ending after June 15, 2009. The Company has adopted this pronouncement effective with this Annual Report on Form 10K and its adoption has not had a material impact on these consolidated financial statements.
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
Impairment of Long-Lived Assets — The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At June 30, 2009, June 30, 2008 and December 31, 2007, the Company believes that there has been no impairment of its long-lived assets.
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
Reclassifications — Certain prior year’s balances have been reclassified to conform with the current year presentation.
3. Fixed Assets, net
Cost and related accumulated depreciation of the fixed assets at June 30, 2009, June 30, 2008 and December 31, 2007 are as follows:

	2009	2008	2007

Office equipment	$382,293	$367,942	$42,347
Operating equipment	3,622,584	3,139,423	—
Computer equipment	1,951,472	1,781,828	30,731
Vehicles	908,124	886,360	338,470
Accumulative depreciation	(2,465,640)	(682,157)	(142,293)

Total fixed assets, net	$4,398,833	$5,493,396	$269,255

Depreciation expense was $1,842,726 (including $556,970 recorded in cost of contracts), $620,279 (including $428,211 recorded in cost of contracts), and $71,480 for the year ended June 30, 2009, the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. Depreciation expense for the six months ended June 30, 2007 was $32,099 (unaudited).
4. Intangible Assets, net
The components of intangible assets derived from the acquisition of Safety consist of the following at June 30:

	2009	2008
Depreciable intangibles:
Non-compete agreements	$92,665	$92,665
Contracts	445,823	445,823

	538,488	538,488
Less accumulated amortization	(152,116)	(45,866)

	386,372	492,622
Non-depreciable intangibles:
Trademarks	5,000	5,000

Total intangible assets, net of amortization at June 30,	$391,372	$497,622

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
Management has recognized the SHC activity as discontinued operations for the year ended December 31, 2007. The following table reflects selected elements of SHC’s results for the six months ended June 30, 2007 and the year ended December 31, 2007:

	June 30,
	2007	December 31,
	(unaudited)	2007
Revenue	$2,163,570	$3,029,306
Gross Margin	874,119	1,279,261
Operating expenses (includes $483,942 of goodwill impairment write-down for the year ended December 31, 2007)	2,840,340	3,300,480
Other Expense	7,003	(1,978)
(Loss) gain from Discontinued Operations	(1,959,218)	(2,023,197)
Gain on Sale of Operating Segment	—	3,657,930
Income from Discontinued Operations	(1,959,218)	1,634,733

Total Assets	1,613,408	1,861,572
Total Liabilities	1,596,312	1,938,456
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
The following is an unaudited condensed statement of operations for the six months ended June 30, 2008 showing the combined results of operations of the Company (including all other consolidated subsidiaries) and Safety as though the Company had acquired the Safety shares on January 1, 2008:

		Safety & Ecology
	Homeland	Holdings
	Security Capital	Corporation
	Corporation	(Safety)
	(Consolidated)	January 1, 2008 -
	June 30, 2008	February 29, 2008	Pro Forma
Net contract revenue	$23,154,250	$9,583,863	$32,738,113
Gross margin on contracts	3,987,947	2,140,919	6,128,866
Operating income (loss)	(1,498,691)	534,741	(963,950)
Net loss	$(259,374)	$(123,913)	$(383,287)
Loss applicable to common shareholders	$(4,194,367)	$(123,913)	$(4,318,280)
Basic and diluted earnings (loss) per share	$(0.09)	$0.00	$(0.09)
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

9. Securities Purchase Agreement with YA Global Investments, L.P.
The Company’s Senior Secured Notes Payable and Convertible Debentures consist of the following:

	June 30,	June 30,	December 31,
	2009	2008	2007

Senior Secured Notes Payable (the New Notes)	$6,310,000	$6,310,000	$—
Senior Secured Notes Payable (the Exchange Notes)	6,750,000	6,750,000	—
Convertible Debentures (net of discounts) Extinguished in 2008	—	—	10,563,186
Debenture interest conversion note	878,923	878,923	—
Less debt discount	(34,053)	(82,127)	(4,310,299)

Senior notes payable	13,904,870	13,856,796	6,252,887
Less current portion	—	—	(6,252,887)

Long term portion	$13,904,870	$13,856,796	$—

On March 14, 2008, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with YA Global Investments, L.P. (“YA”), which provided for the following transactions:
Pursuant to the Purchase Agreement, the Company has authorized the designation of its Series H Convertible Preferred Stock, par value $.01 per share (the “Series H Stock”), consisting of 10,000 shares of Series H Stock, which are convertible into shares of the Company’s Common Stock, par value $0.001 in accordance with the terms of the Certificate of Designation of the Series H Stock of the Company (the “Certificate of Designation”).
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
The tax effects of temporary differences giving rise to the Company’s deferred tax assets and liabilities at June 30, 2009 and 2008 and December 31, 2007 are as follows:

	June 30,	June 30,	December 31,
	2009	2008	2007
Deferred tax assets:
Net operating loss, capital loss and research credit carryforwards	$5,603,009	$4,382,868	$16,493,000
Related party accruals	846,259	188,793	256,200
Allowance for doubtful accounts	89,915	132,101	50,700
Vacation and workers compensation	109,850	146,914	—
Impairment loss on securities available for sale	1,270,400	—	—
Other temporary differences	21,388	48,281	—
Valuation allowance	(6,985,061)	(3,978,608)	(16,799,900)

Total deferred tax assets	$955,760	$920,349	$—

Deferred tax liabilities:
Depreciation and amortization expenses	$(745,236)	$(688,800)	$—
Amortization of intangible assets	(147,945)	(188,670)	—
Other temporary differences	(62,579)	(42,879)	—

Total deferred tax liabilities	(955,760)	(920,349)	—

Net deferred tax assets	$—	$—	$—

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
The Company’s income tax benefit differs from that obtained by using the federal statutory rate of 35% as a result of the following:

			Six months
		Six months	Ended
	Year ended	ended	June 30	Year ended
	June 30	June 30	2007	December 31
	2009	2008	(unaudited)	2007
Computed “expected” tax benefit	$(3,335,726)	$(14,482)	$(1,760,698)	$(1,015,700)
Increase in valuation reserve	3,006,453	724,558	846,969	238,548
Compensation from options	823,530	43,354	—	137,300

			Six months
		Six months	Ended
	Year ended	ended	June 30	Year ended
	June 30	June 30	2007	December 31
	2009	2008	(unaudited)	2007
Gain on debt conversion	—	(1,293,435)	—	—
Valuation of derivative	—	505,805	659,880	539,139
Other	40,997	34,200	65,479	57,413
Loss from foreign subsidiary	248,061	—	—	—
State income tax benefit	(47,016)		—	(135,800)
Other, net	(736,299)	—	188,370	179,100

Income tax (benefit)	$—	$—	$—	$—

At June 30, 2009, the Company had an available net operating loss and capital loss carryforward of $16,466,637. These deductions create net operating loss carryforwards which in certain circumstances could become limited due to a change in control of the subsidiary. These amounts are available to reduce the Company’s future taxable income and expire in the years 2014 through 2028 as follows:

Year of	Capital Loss	NOL	Total
Expiration	Carryover	Carryover	Carryover

2014	$90,400	$0	$90,400
2021		5,438	5,438
2022		3,438,195	3,438,195
2023		14,695	14,695
2024		4,031,488	4,031,488
2025		1,055,115	1,055,115
2026		3,066,650	3,066,650
2027		2,934,007	2,934,007
2028		1,830,649	1,830,649

	$90,400	$16,376,237	$16,466,637

11. Debentures
On February 6, 2006, the Company entered into a Securities Purchase Agreement with Yorkville Advisors, LP (“Yorkville”), which provided for the purchase by Yorkville of a Convertible Debenture (the “2006 A Debenture”) in the amount of $4,000,000, which debenture was convertible into Common Stock. The 2006 A Debenture had an interest rate of 5% per annum.
On August 21, 2006, the Company entered into a Securities Purchase Agreement with Yorkville, which provided for the purchase by Yorkville of a secured Convertible Debenture (the “2006 B Debenture”) in the amount of $4,000,000, which debenture is convertible into Common Stock. The 2006 B Debenture had an interest at rate of 5% per annum.
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
The table below reflects the Company’s debentures outstanding on March 14, 2008 and the corresponding gain on the extinguishment of the debentures:

	February 2006	August 2006	June 2007
	Debenture	Debenture	Debenture	August 2006	June 2007
	2006 A	2006 B	2007 A	Warrant	Warrant	Total
Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Less: Cost of issuance	(520,000)	(569,863)	(282,491)			(1,372,354)

Net proceeds	$3,480,000	$3,430,137	$2,467,509			$9,377,646

Value of derivative liability at issue date	$3,331,544	$2,298,787	$2,335,962	$154,863	$92,486	$8,213,642
Gain (Loss) of value of derivative liability	(585,631)	679,818	35,441	(142,833)	(74,646)	(87,851)
Converted debt	(349,071)	—	—	—	—	(349,071)

Gain on sale of debt	2,396,842	2,978,605	2,371,403	12,030	17,840	7,776,720

Face amount	$4,000,000	$4,000,000	$2,750,000			$10,750,000
Less debentures converted	(190,000)	—	—			(190,000)

	(3,810,000)	(4,000,000)	(2,750,000)			(10,560,000)

Debt discount	3,331,544	2,298,787	2,335,962			7,966,293
Less amortization of discount	(2,342,237)	(1,183,450)	(618,598)			(4,144,285)
Converted debt	(63,413)	—	—			(63,413)

	(925,894)	(1,115,337)	(1,717,364)			(3,758,595)

Finance costs	520,000	569,863	282,486			1,372,349
Less amortization of costs	(339,320)	(293,375)	(74,806)			(707,501)
Converted debt	(24,720)	—	—			(24,720)

Loss of sale of debt	(155,960)	(276,488)	(207,680)	—	—	(640,128)

Net gain on sale of debt	$1,314,988	$1,586,780	$446,359	$12,030	$17,840	$3,377,997

12. Long-Term Debt
The Company’s long term debt is as follows:

	June 30,	June 30,	December 31,
	2009	2008	2007
Safety Promissory Note payable due in monthly installments of $38,296 including interest at 5.22% until March 2012, when the unpaid balance is due, collateralized by equipment with an original cost of $1,993,212	$1,452,342	$1,794,853	$—
Safety Promissory Note payable due in monthly installments of $20,870 including interest at 5.85% until May 2011, when the unpaid balance is due, collateralized by equipment with an original cost of $648,000	576,693	769,568	—
Safety Revolving Line of Credit	512,000	2,365,935	—

	June 30,	June 30,	December 31,
	2009	2008	2007
Nexus vehicle purchase obligations, due in aggregate monthly installments of approximately $5,200 including interest ranging from 7.24% to 12% until December 2014, collateralized by vehicles with an original cost of approximately $248,000	106,545	115,234	149,661
Other notes payable	20,708	65,830	57,346

Total notes payable	2,668,288	5,111,420	207,007
Less current portion	(1,247,016)	(647,576)	(72,319)

Long term portion	$1,421,272	$4,463,844	$134,688

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
14. Series G Preferred Stock
On February 6, 2006, the Company entered into an Investment Agreement with YA pursuant to which the Company exchanged with YA 1,000,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Shares”) for 4,500,000 shares of the Common Stock owned by YA. Each share of Series G Preferred Shares may be converted, at Yorkville’s discretion, into 4.5 shares of the Company’s Common Stock. The Series G Preferred Shares are senior in rank to all Common Stock of the Company. Each share of Series G Preferred Share has a liquidation preference of $0.10. The holders of Series G Preferred Shares are not entitled to receive any dividends. During 2007, YA requested conversion of 641,920 shares of the Series G Shares which resulted in the issuance of 2,888,640 shares of the Common Stock.

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

Information about the Company’s stock option awards are summarized below:

	June 2009			June 2008			December 2007
		Weighted Average			Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date		Price	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value	Options	Exercise	Fair Value
Outstanding at beginning of Year	9,560,000	$0.103	$0.107	9,660,000	$0.103	$0.107	9,660,000	$0.098	$0.111
Granted	73,850,000	0.050	0.036	—	—	—	1,239,210	0.161	—
Exercised	7,673,986	0.050	0.036	—	—	—	—	—	—
Forfeited	(66,640)	0.050	0.036	(100,000)	0.140	—	(1,239,210)	0.140	—

Outstanding at end of year	75,669,374	$0.057	$0.049	9,560,000	$0.103	$0.107	9,660,000	$0.103	$0.107

Options exercisable at year end	47,992,293	$0.060	$0.050	8,855,073	$0.101	$0.095	7,410,600	$0.100	$0.097

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

The following table reflects the Company’s segments at June 30, 2009:

	Holding	Services	Products	Services
Homeland Security Capital Corporation	Company	Company	Company	Company
Consolidated	(HSCC)	(Nexus )	(PMX.)	(Safety)	Consolidated
Revenues	$—	$6,462,511	$2,269,958	$70,757,040	$79,489,509
Gross margin	—	1,658,522	92,477	9,931,852	11,682,851
Operating expenses	4,091,993	1,111,156	284,626	8,243,972	13,731,747
Depreciation expense	7,593	43,116	—	1,235,047	1,285,756
Other expenses — net	(5,396,764)	(4,058)		(795,173)	(6,195,995)
Net (loss) income from continuing operations	(9,496,350)	500,192	(192,149)	(342,340)	(9,530,647)
Current assets	413,578	2,279,900	748,580	16,890,714	20,332,772
Total assets	631,412	2,250,198	748,580	28,954,567	32,838,757
Interest expense	1,717,435	17,780	—	276,776	2,011,991
Capital expenditures	—	61,165	—	737,979	799,144
The following table reflects the Company’s segments at June 30, 2008:

	Holding	Services	Products	Services
Homeland Security Capital Corporation	Company	Company	Company	Company
Consolidated	(HSCC)	(Nexus )	(PMX.)	(Safety)(1)	Consolidated
Revenues	$—	$2,259,837	$—	$20,894,413	$23,154,250
Gross margin	—	268,950	—	3,718,997	3,987,947
Operating expenses	768,495	1,128,902	200,313	3,196,860	5,294,570
Depreciation expense	4,600	36,862	—	150,606	192,068
Other income (expenses) — net	1,419,904	(12,684)	—	(167,903)	1,239,317
Net income (loss) from continuing operations	646,809	(907,996)	(201,815)	203,628	(259,374)
Current assets	818,658	1,887,241	3,331	18,369,039	21,078,269
Total assets	3,366,471	2,154,274	3,331	29,372,619	34,896,695
Interest expense	715,146	14,188	—	153,024	882,358
Capital expenditures	—	31,468	—	539,872	571,340

(1)	Reflects March 1, 2008 through June 30, 2008
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

The reconciliations of the basic and diluted Earnings Per Share for the loss from continuing operations are as follows:

			June 30,
	June 30,	June 30,	2007	December 31,
	2009	2008	(unaudited)	2007

Basic and Diluted Earnings Per Share:

Income (Numerator)

Loss from continuing operations	$(9,530,647)	$(259,374)	$(2,555,391)	$(4,585,999)

Less: Warrants associated with the Series H Preferred Stock	—	(73,620)	—	—
Less: Series H Preferred Stock beneficial conversion feature	(14,724)	(2,740,540)	—	—
Less: Series I Preferred Stock beneficial conversion feature	(600,000)	(720,000)	—	—
Less: Preferred stock dividends	(1,468,274)	(400,833)	—	—

	$(11,613,645)	$(4,194,367)	$(2,555,391)	$(4,585,999)

Income from discontinued operations	—	—	(1,959,218)	1,634,733
Net loss attributable to common stockholders	(11,613,645)	(4,194,367)	(4,514,609)	(2,951,266)

Shares (Denominator)

Weighted-average number of common shares — Basic and Diluted	47,664,614	48,819,354	41,755,250	43,043,114

Earnings per Common Share: Basic and Diluted

Loss from continuing operations	$(0.24)	$(0.09)	$(0.06)	$(0.11)
Income (loss) from discontinued operations	—	—	$(0.05)	$0.04

Basic and diluted earnings per share	$(0.24)	$(0.09)	$ $(0.11)	$0.07
The adjustments to income from operations reflected in the table above are one time adjustments that are a result of the Company’s transaction with YA and the acquisition of Safety.
23. Cash Flows
Supplemental disclosure of cash flow information for the year ended June 30, 2009, the six months ended June 30, 2008 and the year ended December 31, 2007, are as follows:

			Six Months
		Six Months	Ended
	Year Ended	Ended	June 30,	Year Ended
	June 30,	June 30,	2007	December 31,
	2009	2008	(unaudited)	2007
Cash paid during the year for:
Interest	$294,556	$165,711	$309,272	$345,620

Supplemental disclosure of noncash activity:
Preferred Stock released from escrow	$2,023,877	$—	—	$—
Common Stock acquired with notes payable	250,000	—	—	—
Temporary impairment on securities available for sale	1,863,253	1,191,374	—	332,476
Dividends accrued on Preferred Stock	1,468,274	400,840	—	—
Dividends paid with Preferred Stock	14,724	—		—
Dividends recognized from beneficial conversion feature	—	3,460,540	—	—
Issuance of stock warrants	—	148,652	—	—
Debentures converted to Preferred Stock	—	3,810,000	—	—
Debentures converted to Common Stock	—	—	—	536,076
Preferred Stock converted to Common Stock	—	—	—	64,192

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

Operating
Year Ending June 30,	Leases
2010	$698,339
2011	455,030
2012	366,264
2013	344,028
2014	344,028
Thereafter	1,347,443

Total	3,555,133

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
On September 25, 2009, the maturity date of Safety’s line of credit was extended until October 30, 2010.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HOMELAND SECURITY CAPITAL CORPORATION

/s/ C. Thomas McMillen C. Thomas McMillen, Chief Executive Officer	March 31, 2011

/s/ Michael T. Brigante Michael T. Brigante, Vice President and Chief Financial Officer	March 31, 2011
In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. Thomas McMillen C. Thomas McMillen	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2011
/s/ Michael T. Brigante Michael T. Brigante	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 31, 2011
/s/ Christopher P. Leichtweis Christopher P. Leichtweis	President and Director	March 31, 2011
/s/ Brian C. Griffin Brian C. Griffin	Director	March 31, 2011
/s/ Zev E. Kaplan Zev E. Kaplan	Director	March 31, 2011
/s/ Philip A. McNeill Philip A. McNeill	Director	March 31, 2011