Form 10-Q
period 2011-03-31
Homeland Security Capital CORP
filed 2011-05-13
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2011, there were 54,491,449 shares of common stock, par value $.001 per share, issued, 50,921,018 shares of common stock outstanding and 3,570,431 shares of common stock held in treasury.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim period as of March 31, 2011, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2010.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)
Assets:
Cash	$3,323,515	$1,829,429
Marketable fixed income securities	—	872,427
Accounts receivable — net	20,593,465	16,764,897
Cost in excess of billings on uncompleted contracts	3,955,522	7,333,931
Other current assets	212,758	447,925

Total current assets	28,085,260	27,248,609

Fixed assets — net	935,455	1,129,885
Equipment held for sale	—	1,455,142
Notes receivable — related party	444,515	430,627
Securities available for sale	—	110,826
Other non-current assets	107,049	344,499
Intangible assets — net	313,395	346,814
Goodwill	6,403,982	6,403,982

Total assets	$36,289,656	$37,470,384

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,513,765	$8,457,186
Line of credit	2,000	—
Current portion of long term debt	66,000	536,025
Current portion of long term debt — related party	19,232,753	500,000
Accrued compensation	2,878,037	2,568,857
Accrued other liabilities	381,462	436,906
Billings in excess of costs on uncompleted contracts	186,997	1,027,500
Income taxes payable	303,416	551,941
Current portion of deferred revenue	213,348	85,327

Total current liabilities	32,777,778	14,163,742

Line of credit	—	2,162,000
Long term debt — related party, less current maturities	—	17,755,890
Long term debt, less current maturities	94,274	688,593
Long term deferred revenue, less current portion	—	124,667
Dividends payable	4,656,163	3,464,934

Total liabilities	37,528,215	38,359,826

Warrants Payable — Series H Preferred Stock	169,768	169,768

Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,559,899 and 1,559,985 shares issued and outstanding, respectively	14,150,153	14,225,110
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 54,491,449 and 51,624,725 shares issued and 50,921,018 and 48,054,294 shares outstanding, respectively	54,492	51,625
Additional paid-in capital	55,189,354	55,297,972
Additional paid-in capital — warrants	272,529	272,529
Treasury stock — 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(70,931,927)	(70,509,227)
Accumulated comprehensive loss	(116,630)	(301,153)

Total Homeland Security Capital Corporation stockholders’ deficit	(1,632,029)	(1,213,144)

Noncontrolling interest	223,702	153,934

Total stockholders’ deficit	(1,408,327)	(1,059,210)

Total liabilities and stockholders’ deficit	$36,289,656	$37,470,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net contract revenue	$24,640,585	$23,684,204	$77,906,752	$71,106,061

Contract costs	19,936,541	17,933,739	62,637,209	56,038,934

Gross profit on contracts	4,704,044	5,750,465	15,269,543	15,067,127

Operating expenses:
Marketing	213,953	151,253	385,279	350,200
Personnel	2,906,582	1,969,050	6,964,058	6,184,362
Insurance and facility costs	168,644	178,229	426,221	544,743
Rent expense to related party	86,000	86,000	258,000	258,000
Travel and transportation	84,876	90,889	248,510	281,262
Other operating costs	512,263	229,448	1,001,331	715,950
Depreciation and amortization	250,399	304,771	797,231	1,027,217
Amortization of intangible assets	11,140	11,140	33,419	33,419
Professional services	253,961	428,178	1,058,088	874,190
Administrative costs	323,660	263,623	878,653	781,743

Total operating expenses	4,811,478	3,712,581	12,050,790	11,051,086

Operating (loss) income	(107,434)	2,037,884	3,218,753	4,016,041
Other (expense) income:
Interest expense	(9,698)	(65,382)	(87,107)	(173,899)
Interest expense to related party	(492,288)	(492,288)	(1,476,863)	(1,364,548)
Amortization of debt discounts and offering costs	—	(103,596)	(8,000)	(389,975)
Impairment losses	—	—	(308,213)	—
Other income (expense)	8,733	(57,146)	27,580	(10,612)

Total other expense	(493,253)	(718,412)	(1,852,603)	(1,939,034)

(Loss) income from continuing operations before income taxes	(600,687)	1,319,472	1,366,150	2,077,007
Income tax expense	(38,814)	(73,819)	(368,931)	(276,103)

Net (loss) income	(639,501)	1,245,653	997,219	1,800,904

Less: Net income attributable to noncontrolling interests	(77,716)	(124,443)	(217,648)	(230,140)

Net (loss) income attributable to Homeland Security Capital Corporation stockholders	(717,217)	1,121,210	779,571	1,570,764

Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(394,227)	(397,215)	(1,202,271)	(1,209,136)

Net (loss) income attributable to common stockholders of Homeland Security Capital Corporation	$(1,111,444)	$723,995	$(422,700)	$361,628

(Loss) income per common share attributable to Homeland Security Capital Corporation stockholders — basic and diluted
Basic	$(0.02)	$0.01	$(0.01)	$0.01

Diluted	$(0.02)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding —
Basic	54,491,449	48,864,440	53,664,912	51,823,026

Diluted	54,491,449	787,615,123	53,664,912	790,573,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$997,219	$1,800,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Sale of marketable fixed income securities	872,427	—
Share-based compensation expense	24,449	798,794
Depreciation	905,667	1,505,561
Amortization of intangibles	33,419	33,419
(Gain) loss on disposal of assets	(82,252)	7,556
Impairment losses on securities available for sale	308,214	67,358
Amortization of debt offering costs and discounts	8,000	389,975
Changes in operating assets and liabilities:
Accounts receivable	(3,828,568)	(3,828,527)
Costs in excess of billings on uncompleted contracts	3,378,409	(2,202,938)
Other assets	419,614	(1,537)
Accounts payable	1,056,580	(2,105,263)
Billings in excess of costs on uncompleted contracts	(840,503)	180,193
Accrued interest due to related party	1,462,975	1,364,548
Accrued compensation	309,180	(488,641)
Accrued other liabilities	(55,444)	817,148
Income taxes payable	(248,525)	260,649
Deferred revenue	3,354	156,486

Net cash provided by (used in) operating activities	4,724,215	(1,244,315)
Cash flows from investing activities:
Purchase of fixed assets	(665,916)	(244,571)
Proceeds from sale of assets	1,555,525	21,500

Net cash provided by (used in) investing activities	889,609	(223,071)
Cash flows from financing activities:
Net (payments) borrowings on line of credit	(2,160,000)	2,331,000
Proceeds from sale of noncontrolling interest in subsidiary	—	28,000
Distributions to noncontrolling interest	(147,880)	—
Repayment of related party debt	(500,000)	—
Repayment of debt	(1,127,796)	(505,657)
Repurchase of stock options outstanding	(216,200)	—

Net cash (used in) provided by financing activities	(4,151,876)	1,853,343
Effect of exchange rate changes on cash	32,138	(33,949)

Net increase in cash	1,494,086	352,008
Cash, beginning of period	1,829,429	2,356,534

Cash, end of period	$3,323,515	$2,708,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

	Homeland Security Capital Corporation Shareholders
					Additional
				Additional	Paid-In			Accumulated		Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Interest	(Deficit)
Balance, July 1, 2010	$14,225,110	51,624,725	$51,625	$55,297,972	$272,529	$(250,000)	$(70,509,227)	$(301,153)	$153,934	(1,059,210)
Amortization of Series H warrants	11,043	—	—	—	—	—	(11,043)	—	—	—
Dividends on Series H and Series I	—	—	—	—	—	—	(1,191,228)	—	—	(1,191,228)
Value of vested stock options	—	—	—	24,449	—	—	—	—	—	24,449
Preferred stock converted	(86,000)	2,866,724	2,867	83,133	—	—	—	—	—	—
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(110,825)	—	(110,825)
Realization of impairment in value of securities available for sale	—	—	—	—	—	—	—	263,210	—	263,210
Liquidating distribution of noncontrolling interest	—	—	—	—	—	—	—	—	(147,880)	(147,880)
Repurchase of stock options	—	—	—	(216,200)	—	—	—	—	—	(216,200)
Currency translation	—	—	—	—	—	—	—	32,138	—	32,138
Net income	—	—	—	—	—	—	779,571	—	217,648	997,219

Balance, March 31, 2011	$14,150,153	54,491,449	$54,492	$55,189,354	$272,529	$(250,000)	$(70,931,927)	$(116,630)	$223,702	(1,408,327)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2011
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.
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
Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Updates (“ASUs”) No. 2010-28, Intangibles — Goodwill and Other (Topic 350). This ASU gives guidance on when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts (a consensus of the FASB Emerging Issues Task Force). This guidance was effective immediately and did not have a material effect on the financial position, results of operations, or cash flows of the Company.
In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update) and No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update). Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (Topic 470). Both of these ASUs amend, clarify and update various SEC rules, schedules, forms, timing and previous codified financial reporting policies. This guidance will be effective as of July 1, 2011 and is not expected to have a material effect on the financial position, results of operations, or cash flows of the Company.

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
As of September 30, 2010, the Company reduced the carrying value of its securities available for sale in Vuance, Ltd (692,058 ordinary shares of Vuance, Ltd; OTCQB — VUNCF, the “Vuance Shares”) to zero as a result of inactive and illiquid markets for the Vuance Shares. The Company does not believe the quoted prices represent the actual value appurtenant to Vuance Shares. Consequently, the Company regards the value of the Vuance Shares available for sale as permanently impaired and has recorded a loss in the amount of $263,210 for the nine month period ended March 31, 2011.
Additionally, as of March 31, 2011, the Company reduced the carrying value of its securities available for sale in Ultimate Escapes, Inc. (NYSE Amex: UEI; formerly known as Secure America Acquisition Corporation, or “SAAC;” referred to herein as “UEI”) as a result of inactive and illiquid markets and filing for bankruptcy protection by UEI on September 20, 2010. The Company is the beneficial owner of 40,912 shares of common stock of UEI through its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”). Accordingly, the Company considers its investment in SAAH’s membership units permanently impaired and has recorded a loss in the amount of $45,004 for the period ended March 31, 2011.
3. Income Taxes
The Company has not recorded any federal income tax expense or benefit for the three and nine months ended March 31, 2011, mainly due to available federal net operating loss carryforwards. The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.
The Company has recorded $38,814 and $368,931 for the three and nine month periods ending March 31, 2011, respectively, in state income tax expense for certain of the jurisdictions in which it operates.
4. Stock Options
Stock Options Awarded Under the 2005 Plan
There are 7,200,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2005 stock option plan (the “2005 Plan”). Of these options, 6,800,000 were previously granted at strike prices ranging from $0.08 to $0.17 and at March 31, 2011, all granted options have vested. During the three and nine month periods ending March 31, 2011, no options under the 2005 Plan were granted and at March 31, 2011, there were 400,000 options available for award under the 2005 Plan. There have been no exercises of vested options under the 2005 Plan.
Stock Options Awarded Under the 2008 Plan
There are 75,000,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2008 stock option plan (the “2008 Plan”). Of these options, 73,850,000 were previously granted at a strike price of $0.05. Of the options granted, 73,750,000 have fully vested, 33,360 have been exercised and 66,640 have been forfeited through March 31, 2011. During the three and nine month periods ending March 31, 2011, no options under the 2008 Plan were granted and at March 31, 2011, there are 1,216,640 options available for award under the 2008 Plan. There have been no exercises of vested options under the 2008 Plan.

Stock Options Awarded Outside of the 2005 Plan and the 2008 Plan
The Company granted 2,760,000 options to three directors and one consultant outside of the 2005 Plan and the 2008 Plan at strike prices ranging from $0.12 to $0.17. All of these options have vested through March 31, 2011. There have been no exercises of these options.
Additional information about the Company’s stock option plans is summarized below:

	March 31, 2011			June 30, 2010
		Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	83,310,000	$0.056	$0.044	75,669,374	$0.057	$0.049
Granted	—	—	—	—	—	—
Rescinded (Exercised)	—	—	—	7,640,626	0.050	0.036
Forfeited	—	—	—	—	—	—

Outstanding at end of period	83,310,000	$0.056	$0.044	83,310,000	$0.056	$0.044

Options exercisable at end of period	83,310,000	$0.056	$0.044	83,310,000	$0.056	$0.044

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
On February 1, 2011 and March 9, 2011, Safety purchased from its current and former employees, all of the outstanding options (which at those dates were fully vested) originally granted under the Safety 2008 Employee Option Plan (the “Plan”) for a total amount of $1,003,000. The total amount of the purchase price is included in compensation expense for the three months ended March 31, 2011.
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

The following tables reflect the Company’s segments for the three and nine month periods ended March 31, 2011 and 2010, without regard to minority interests:

For the Three Months Ended March 31, 2011
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$23,351,175	$1,289,410	$—	$24,640,585
Gross margin	—	4,635,067	68,977	—	4,704,044
Operating expenses	420,303	4,028,471	362,643	61	4,811,478
Other income (expense) — net	(277,526)	(67,962)	(147,765)	—	(493,253)
Income tax benefit (expense)	23,976	(115,830)	53,040	—	(38,814)
Net income (loss)	(673,853)	422,804	(388,391)	(61)	(639,501)
Current assets	1,608,359	23,350,285	3,121,974	4,642	28,085,260

Total assets	1,178,952	31,683,519	3,422,543	4,642	36,289,656
Interest expense	492,288	7,962	1,736	—	501,986
Depreciation expense	—	263,815	21,144	—	284,959
Capital expenditures	—	198,431	991	—	199,422

For the Three Months Ended March 31, 2010
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$20,898,415	$2,514,583	$271,206	$23,684,204
Gross margin	—	4,901,978	837,732	10,755	5,750,465
Operating expenses	662,340	2,807,960	237,915	4,366	3,712,581
Other income (expense) — net	(663,900)	(58,731)	4,219	—	(718,412)
Income tax benefit (expense)	554,659	(628,478)	—	—	(73,819)
Net income (loss)	(771,581)	1,406,809	604,036	6,389	1,245,653
Current assets	71,124	21,887,136	4,345,527	369,966	26,673,753

Total assets	683,680	31,805,154	4,587,446	369,966	37,446,246
Interest expense	492,904	63,338	1,428	—	557,670
Depreciation expense	—	465,967	17,407	—	483,374
Capital expenditures	—	80,687	22,350	—	103,037

For the Nine Months Ended March 31, 2011
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$72,605,661	$5,301,091	$—	$77,906,752
Gross margin	—	14,174,653	1,094,890	—	15,269,543
Operating expenses	1,558,922	9,583,923	905,050	2,895	12,050,790
Other income (expense) — net	(1,141,188)	(267,943)	(443,472)	—	(1,852,603)
Income tax benefit (expense)	1,230,986	(1,587,657)	(12,260)	—	(368,931)
Net income (loss)	(1,469,124)	2,735,130	(265,892)	(2,895)	997,219
Current assets	1,608,359	23,350,285	3,121,974	4,642	28,085,260

Total assets	1,178,952	31,688,519	3,422,543	4,642	36,289,656
Interest expense	1,476,863	79,914	7,193	—	1,563,970
Depreciation expense	—	841,781	63,886	—	905,667
Capital expenditures	—	627,165	38,751	—	665,916

For the Nine Months Ended March 31, 2010
Homeland Security	Holding	Services	Services	Products
Capital Corporation -	Company	Company	Company	Company
Consolidated	(HSCC)	(Safety)	(Nexus)	(PMX)	Consolidated

Revenues	$—	$61,330,769	$7,806,586	$1,968,706	$71,106,061
Gross margin	—	12,300,454	2,688,018	78,655	15,067,127
Operating expenses	1,825,382	8,411,862	786,777	27,065	11,051,086
Other income (expense) — net	(1,747,199)	(186,322)	(5,513)	—	(1,939,034)
Income tax benefit (expense)	1,122,433	(1,398,536)	—	—	(276,103)
Net income (loss)	(2,450,148)	2,303,734	1,895,728	51,590	1,800,904
Current assets	71,124	21,887,136	4,345,527	369,966	26,673,753

Total assets	683,680	31,805,154	4,587,446	369,966	37,446,246
Interest expense	1,366,425	165,936	6,086	—	1,538,447
Depreciation expense	—	1,454,266	51,295	—	1,505,561
Capital expenditures	—	205,869	97,972	—	303,841
6. Income (Loss) Per Share
The basic income (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of common stock outstanding during each period.
Diluted earnings per share are computed using outstanding shares of common stock plus the outstanding shares of preferred stock, common stock options and warrants that can be exercised or converted, as applicable, into Common Stock. Diluted earnings per share are not indicated for the three and nine month periods ended March 31, 2011 because the market price of the Company’s common stock, when using the treasury method, indicates that conversions or exercises would not be prudent, as the shares of preferred stock and common stock options and warrants are “out of the money.” Diluted earnings per share are not indicated for the nine month period ending March 31, 2010 because this period indicates a loss and the computation would be anti-dilutive.
The reconciliations of the basic and diluted (loss) income Per Share for the (loss) income attributable to the Company’s shareholders are as follows:

	Three Months Ended March 31,		Nine Months Ending March 31,
	2011	2010	2011	2010

Basic and Diluted (Loss) Earnings Per Share:
(Loss) Income (Numerator)	$(717,217)	$1,121,210	$779,571	$1,570,764
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	(3,681)	(11,043)	(11,043)
Less: Preferred stock dividends	(390,546)	(393,534)	(1,191,228)	(1,198,093)

Loss attributable to common stockholders	$(1,111,444)	$723,995	$(422,700)	$361,628

Shares (Denominator)
Weighted-average number of common shares:
Basic	54,491,449	48,864,440	53,664,912	51,823,026
Diluted	54,491,449	787,615,123	53,664,912	790,573,709

Earnings Per Common Share
Basic (loss) earnings per share	$(0.02)	$0.01	$(0.01)	$0.01

Diluted (loss) earnings per share	$(0.02)	$0.00	$(0.01)	$0.00

7. Cash Flows
Supplemental disclosure of cash flow information for the nine month periods ending March 31, 2011 and 2010, are as follows:

	Nine Months Ended March 31,
	2011	2010

Cash paid during the period for:
Interest	$587,107	$172,022
Taxes	431,168	6,947

Supplemental disclosure for noncash investing and financing activity:
Temporary impairment of value of securities available for sale	$—	$(90,046)
Dividends accrued on Preferred Stock	1,191,228	1,198,093
Dividends recognized from beneficial conversion feature	11,043	11,043
Conversion of Series H Preferred Stock	(86,000)	—
Equipment purchased under capital leases	63,452	87,469
8. Related Party Transactions
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense under this agreement of $86,006 and $258,018 during the three and nine month periods ending March 31, 2011 and 2010, respectively.
On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by two of our directors, and the initial stockholder and founder of SAAC. SAAC was formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses. SAAH, in turn, loaned the $500,000 to SAAC. SAAC ultimately consummated its initial business combination with UEI. The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. The Company expected repayment of the loan from the proceeds of the sale by SAAH of its founder warrants and ultimately by UEI. On September 20, 2010, UEI filed for bankruptcy protection. At March 31, 2011 and 2010, the balance of the note, including interest, was $444,515 and $426,015, respectively. Interest income related to this note was $4,562 and $13,888 for each of the three and nine month periods ended March 31, 2011 and 2010, respectively. Our Chairman and Chief Executive Officer has the ability to satisfy any obligations under this note and is in discussions with our Board of Directors on repayment options.
9. Continuing Operations
These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern it may be unable to realize the carrying value of its assets and to meet its liabilities.
The Company has related party debt totaling $19,232,753 which is due July 15, 2011. If the Company is unable to repay its debt or extend repayment terms, the Company may cease operations. The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. As of March 31, 2011, the Company has negative working capital of $4,735,670 and stockholders’ deficit of $1,451,479. The Company had net income attributable to common stockholders of $779,571 for the nine month period ended March 31, 2011. Management recognizes that it will be necessary to continue to generate positive cash flow from operations, gain availability to other sources of capital, and or extend related party debt terms or possibly sell one or more of its subsidiaries to continue as a going concern. In addition, Management continues to implement measures to increase profitability in operations and reduce certain operating expenses.

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
Critical Accounting Policies and Estimates
Goodwill
Goodwill on acquisition is initially measured as the excess of the cost of the business acquired, including directly related professional fees, over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities. The Company’s acquisition of Safety in March of 2008 resulted in the recording of $6,403,982 as goodwill after the final allocation of the purchase price of the acquisition. All of the goodwill recorded on the Company’s consolidated balance sheet is allocated to Safety.

The Company performs impairment tests of goodwill at its operating segment level. Goodwill is tested for impairment at least annually, usually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. The impairment test requires management to undertake certain judgments and consists of a two step process, if necessary. The first step is to compare the fair value of the operating segment to its carrying value, including goodwill. The Company typically uses a discounted cash model to determine the fair value of an operating segment, using assumptions in the model it believes to be consistent with those used by hypothetical market participants.
If the fair value of the operating segment is less than its carrying value, a second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the operating segment goodwill with the carrying amount of that goodwill. If the carrying amount of the operating segment’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal the carrying amount of the goodwill less its implied fair value.
Any impairment of goodwill based on the above calculations is recognized immediately in the income statement and is not subsequently reversed. At March 31, 2011, no goodwill impairment has been recognized.
Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and judgements that affect reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.
Estimates are used when accounting for amounts recorded in revenue when applying percentage of completion accounting, fair value determination of assets and liabilities, impairment of long-lived assets ( including goodwill and other intangible assets), collectability of accounts receivable, share based compensation assumptions and valuation allowance related to deferred tax assets.
The estimates we make are subject to several factors including management’s judgement, the industry in which we conduct our operations, the overall economy, market valuations concerning certain assets and liabilities and the government. Although we believe our estimates take into consideration the effect of these various factors, uncertainty still exists in such estimates and actual results may differ from our estimates.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned less estimated future allowances for doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:
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
Other accounting policies the Company considers critical are included in its Form 10-K/A, filed with the Securities and Exchange Commission on March 11, 2011 for our year ended June 30, 2010.

Results of Operations
Three Month Period Ended March 31, 2011 as Compared to the Three Month Period Ended March 31, 2010
Contract revenue
For the three months ended March 31, 2011, the Company recorded contract revenue of $24,640,585 as compared to $23,684,204 recorded for the three months ended March 31, 2010. The increase of $956,381 is further outlined below:

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
Holding Company	$—	$—	$—
Safety	23,351,175	20,898,415	2,452,760	11.7%
Nexus	1,289,410	2,514,583	(1,225,173)	-48.7%
PMX	—	271,206	(271,206)	-100.0%

	$24,640,585	$23,684,204	$956,381	4.0%

The overall increase of $956,381 or 4.0%, reflects increased revenues in our Safety subsidiary attributable to both expanded services within existing contracts and services provided under new contracts, primarily resulting from stimulus funded programs, as compared to the prior year. The decreased revenues at Nexus and PMX reflect a trend toward working on fewer, less profitable projects in regards to Nexus and no new orders from its primary customer in regards to PMX.
Contract cost
For the three months ended March 31, 2011, the Company recorded contract cost of $19,936,541 as compared to $17,933,739 recorded for the three months ended March 31, 2010. The increase of $2,002,802 is further outlined below:

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)

Holding Company	$—	$—	$—
Safety	18,716,108	15,996,437	2,719,671	17.0%
Nexus	1,220,433	1,676,851	(456,418)	-27.2%
PMX	—	260,451	(260,451)	-100.0%

	$19,936,541	$17,933,739	$2,002,802	11.2%

The overall increase of $2,002,802, or 11.2%, are costs associated with the additional contract revenues noted above for Safety and comparable reductions for Nexus and PMX resulting from reduced revenue. Our gross profit on contract revenue decreased 5.2% from 24.3% for the three months ended March 31, 2010 to 19.1% for the three months ended March 31, 2011. The decrease in gross profit is mainly due to the initial start-up of new stimulus related projects at our Safety subsidiary and lower margin work on shorter term projects at our Nexus subsidiary.
Operating expenses
For the three months ended March 31, 2011, the Company recorded operating expenses of $4,811,478 as compared to $3,712,581 recorded for the three months ended March 31, 2010. The increase of $1,098,897 is further outlined below:

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)

Holding Company	$420,303	$662,340	$(242,037)	-36.5%
Safety	4,028,471	2,807,960	1,220,511	43.5%
Nexus	362,643	237,915	124,728	52.4%
PMX	61	4,366	(4,305)	-98.6%

	$4,811,478	$3,712,581	$1,098,897	29.6%

The overall increase of $1,098,897, or 29.6%, is primarily due to the increase of operating expenses at our Safety subsidiary reflecting a one time charge to repurchase employee options (See Note 4), allocation of corporate expenses and additional expenses in starting work on new projects. The increase in expenses at Nexus result from allocation of corporate expenses not previously charged to Nexus. The decrease in expenses at the Holding Company were due to the allocation of certain expenses to both Safety and Nexus.
Other income and expense
For the three months ended March 31, 2011, the Company recorded net other expenses of $493,253 as compared to $718,412 recorded for the three months ended March 31, 2010. The decrease in net other expenses of $225,159 is further outlined below by operating unit and functional line item:

	Three Months Ended March 31,
	2011	2010	(Increase) Decrease
Holding Company	$(277,526)	$(663,900)	$386,374	-58.2%
Safety	(67,962)	(58,731)	(9,231)	15.7%
Nexus	(147,765)	4,219	(151,984)	-3602.4%
PMX	—	—	—	0.0%

	$(493,253)	$(718,412)	$225,159	-31.3%

	Three Months Ended March 31,
	2011	2010	(Increase) Decrease
Interest expense	$(501,986)	$(557,670)	$55,684	-10.0%
Amortization of debt offering costs	—	(103,596)	103,596	-100.0%
Amortization of debt discount	—	—	—	0.0%
Impairment losses	—	(67,358)	67,358	-100.0%
Interest and other Income	8,733	10,212	(1,479)	-14.5%

	$(493,253)	$(718,412)	$225,159	-31.3%

The overall decrease in net other expenses of $225,159, or 31.3%, mainly reflects the lack of amortization costs of $103,596 in the current quarter due to debt offering costs and debt discounts being fully amortized in fiscal year 2010, a decrease in impairment losses of $67,358 (Vuance) when compared to last year’s quarter and a decrease in interest expense of $55,684.
Net income (loss)
As a result of the foregoing, the Company recorded net loss, before noncontrolling interests and preferred dividends of $639,501 for the three months ended March 31, 2011 as compared to net income of $1,245,653 for the three months ended March 31, 2010. The overall decrease of $1,885,154 reflects weaker than expected quarterly results specifically in gross margin and operating expenses.

Nine Month Period Ended March 31, 2011 as Compared to the Nine Month Period Ended March 31, 2010
Contract revenue
For the nine months ended March 31, 2011, the Company recorded contract revenue of $77,906,752 as compared to $71,106,061 recorded for the nine months ended March 31, 2010. The increase of $6,800,691 is further outlined below:

	Nine Months Ended March 31,
	2011	2010	Increase (Decrease)
Holding Company	$—	$—	$—
Safety	72,605,661	61,330,769	11,274,892	18.4%
Nexus	5,301,091	7,806,586	(2,505,495)	-32.1%
PMX	—	1,968,706	(1,968,706)	-100.0%

	$77,906,752	$71,106,061	$6,800,691	9.6%

The overall increase of $6,800,691, or 9.6%, reflects increased revenues in our Safety subsidiary attributable to both expanded services within existing contracts and services provided under new contracts, primarily resulting from stimulus funded programs, as compared to the prior year. The decreased revenues at Nexus and PMX reflect a trend toward working on fewer, less profitable projects in regards to Nexus and no new orders from its primary customer in regards to PMX.
Contract cost
For the nine months ended March 31, 2011, the Company recorded contract cost of $62,637,209 as compared to $56,038,934 recorded for the nine months ended March 31, 2010. The increase of $6,598,275 is further outlined below:

	Nine Months Ended March 31,
	2011	2010	Increase (Decrease)

Holding Company	$—	$—	$—
Safety	58,431,008	49,030,315	9,400,693	19.2%
Nexus	4,206,201	5,118,568	(912,367)	-17.8%
PMX	—	1,890,051	(1,890,051)	-100.0%

	$62,637,209	$56,038,934	$6,598,275	11.8%

The overall increase of $6,598,275, or 11.8%, are costs associated with the additional contract revenues noted above for Safety and comparable reductions for Nexus and PMX resulting from reduced revenue. Our gross profit on contract revenue decreased 1.2% from 21.2% for the nine months ended March 31, 2010 to 20.0% for the nine months ended March 31, 2011. The decrease in gross profit is mainly due to the initial start-up of new stimulus related projects at our Safety subsidiary and lower margin work on shorter term projects at our Nexus subsidiary.
Operating expenses
For the nine months ended March 31, 2011, the Company recorded operating expenses of $12,05,790 as compared to $11,051,086 recorded for the nine months ended March 31, 2010. The increase of $999,704 is further outlined below:

	Nine Months Ended March 31,
	2011	2010	Increase (Decrease)

Holding Company	$1,558,922	$1,825,382	$(266,460)	-14.6%
Safety	9,583,923	8,411,862	1,172,061	13.9%
Nexus	905,050	786,777	118,273	15.0%
PMX	2,895	27,065	(24,170)	-89.3%

	$12,050,790	$11,051,086	$999,704	9.0%

The overall increase of $999,704, or 9.0%, is primarily due to the increase of operating expenses at our Safety subsidiary reflecting a one time charge to repurchase employee options (See Note 4), allocation of corporate expenses and additional administrative expenses in starting work on new projects. The increase in expenses at Nexus result from allocation of corporate expenses not previously charged to Nexus. The decrease in expenses at the Holding Company were due to the allocation of certain expenses to both Safety and Nexus.

Other income and expense
For the nine months ended March 31, 2011, the Company recorded net other expenses of $1,852,603 as compared to $1,939,034 recorded for the nine months ended March 31, 2010. The decrease in net other expenses of $86,431 is further outlined below by operating unit and functional line item:

	Nine Months Ended March 31,
	2011	2010	(Increase) Decrease

Holding Company	$(1,141,188)	$(1,747,199)	$606,011	-34.7%
Safety	(267,943)	(186,322)	(81,621)	43.8%
Nexus	(443,472)	(5,513)	(437,959)	7944.1%
PMX	—	—	—	0.0%

	$(1,852,603)	$(1,939,034)	$86,431	-4.5%

	Nine Months Ended March 31,
	2011	2010	(Increase) Decrease

Interest expense	$(1,563,970)	$(1,538,447)	$(25,523)	1.7%
Amortization of debt offering costs	(8,000)	(355,922)	347,922	-97.8%
Amortization of debt discount	—	(34,053)	34,053	-100.0%
Impairment losses	(308,213)	(67,358)	(240,855)	0.0%
Interest and other income	27,580	56,746	(29,166)	-51.4%

	$(1,852,603)	$(1,939,034)	$86,431	-4.5%

The overall decrease in net other expenses of $86,431, or 4.5%, mainly reflects the lack of amortization costs of $381,975 in the current year due to debt offering costs and debt discounts being fully amortized in fiscal year 2010, offset by increases in interest expense of $25,523 and imparment losses of $240,855 (Vuance and UEI), coupled with a reduction in interest and other income of $29,166.
Net income (loss)
As a result of the foregoing, the Company recorded net income, before noncontrolling interests and preferred dividends of $997,219 for the nine months ended March 31, 2011 as compared to net income of $1,800,904 for the nine months ended March 31, 2010. The overall decrease of $806,685 reflects slower growth at Safety in the current year and a contraction in business in the current year at both Nexus and PMX.
Liquidity and Capital Resources
The primary source of financing for the Company since its inception has been through the issuance of common stock, preferred stock and convertible debt. The Company had cash on hand of $3,323,515, a working capital deficit of $4,649,366 (primarily resulting from Senior Debt maturing on July 15, 2011 and recorded as a current liability) and approximately $7,998,000 available for borrowing on Safety’s line of credit at March 31, 2011. Our primary needs for cash are to fund our ongoing operations at Safety, Nexus, Polimatrix and the Holding Company, repay amounts borrowed on Safety’s line of credit and repay the Senior Debt obligations of the Holding Company and to the extent opportunities present themselves, have cash available to make additional acquisitions of businesses that provide products and services in our target industries.
As mentioned above, the Company has two primary debt obligations. Safety has a secured revolving line of credit with a major U.S. bank with a maximum borrowing base of $8,000,000. This credit facility is secured by Safety’s accounts receivable and there was $2,000 outstanding at March 31, 2011. The Holding Company has a Senior Debt obligation secured by all the assets of the Holding Company, Nexus and the Holdings Company’s equity interests in Safety and Polimatrix and there was $19,232,753 outstanding at March 31, 2011. While we believe Safety has sufficient cash on hand and available credit to satisfy its current operating commitments, the Holding Company is not currently able to repay its debt obligation, which is scheduled to mature on July 15, 2011. As a result, the Company will seek to negotiate an extension of time to repay its debt and accrued interest, sell or otherwise dispose of assets, including the possible sale of one or more of its subsidiaries, and/or attempt to find other sources of capital to satisfy its current financial obligations. If the Company is not successful in extending the due date of the Holding Company’s debt or it is unable to sell assets, including its subsidiaries, or cannot find new sources of capital, the Company faces possible foreclosure from the holder of its debt.

The Company recognizes that a large portion of its current assets and thereby a material component of its working capital are made up of accounts receivable and costs in excess of billing. At March 31, 2011, the Company reported consolidated accounts receivables and costs in excess of billings of $21,354,501 and $3,955,522, respectively. During the period of April 1, 2011 and May 11, 2011, the Company collected $12,616,796 of the March 31, 2011 outstanding accounts receivable and billed $608,820 of the March 31, 2011 costs in excess of billing, respectively.
The Company believes that its reserves for uncollectable accounts receivable were appropriate at March 31, 2011 and reflected historical levels. At March 31, 2011, the Company had $1,087,553 of accounts receivables due past 120 days or greater. This amount reflects historical levels and the Company believes these amounts are collectable and do not require an increase to its reserve for uncollectable accounts at this time.
Costs in excess of billings at March 31, 2011, reflected amounts of costs expended by the Company that were not yet billed to twenty-seven (27) customers. These expenditures are a normal part of our project accounting and reflect the invoicing agreements with various customers.
During the nine months ended March 31, 2011, we had a net increase in cash of $1,494,086. Our sources and uses of funds were as follows:
Cash Flows From Operating Activities
We provided net cash of $4,724,215 in our operating activities during the nine months ended March 31, 2011 primarily from income of $3,067,143 (net income of $997,219 adjusted for non-cash items of $2,069,924) plus net cash of $1,657,072 provided by changes in our operating assets and liabilities.
Cash Flows From Investing Activities
We provided net cash of $889,609 in our investing activities during the nine months ended March 31, 2011, related to proceeds from the sale of fixed assets of $1,555,525 previously used on a completed project, reduced by the purchase of fixed assets totaling $665,916.
Cash Flows From Financing Activities
We used net cash of $4,151,876 in our financing activities during the nine months ended March 31, 2011, consisting of repayment of debt of $1,127,796; net repayment of Safety’s line of credit of $2,160,000; repayment of related party debt of $500,000; the partial liquidation of a noncontrolling interest in a subsidiary of $147,880; and the repurchase of Safety’s incentive stock options of $216,200.
Off-Balance Sheet Arrangements
Safety, in the normal course of business, is required to post a performance bond on certain projects. Typically, the bonding or surety company who posts the bond on Safety’s behalf will require collateralization of their potential liability for posting the bond. Through March 31, 2011, Safety’s CEO has guaranteed this potential liability.
The Company recognizes the potential exposure to Safety’s CEO and, on January 1, 2011,entered into an agreement with him and his spouse, indemnifying them against any liabilities they may endure as a result of collaterizing Safety’s bonding requirements. At March 31, 2011, the amount of possible indemnification to the CEO and his spouse was approximately $13,000,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide information required by this item.

Item 4.	Controls and Procedures
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
As of March 31, 2011, we were not subject to any material legal proceedings. From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business

Item 1A.	Risk Factors.
As a smaller reporting company, we are not required to provide information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
None.

Item 6.	Exhibits
Exhibits.

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Exhibit filed with this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION
Date: May 13, 2011	/s/ Michael T. Brigante
Michael T. Brigante, Chief Financial Officer
(Authorized Officer and Principal Financial Officer)