Form 10-K
period 2011-06-30
Homeland Security Capital CORP
filed 2011-10-06
CIK 1006459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-23279
Homeland Security Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2050585

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4601 North Fairfax Drive, Suite 1200
Arlington, Virginia 22203
(address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (703) 528-7073
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	OTC Bulletin Board
Securities Registered under Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was $581,646, based on the closing sale price of $0.017 per share on the OTC Bulletin Board.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.001 per share, outstanding as of September 30, 2011, is 51,588,591.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other things, our:
(a) ability to pay our outstanding debt;
(b) projected revenues and profitability;
(c) future financing plans;
(d) ability to implement our business and growth strategies;
(e) ability to effectively compete with our competitors;
(f) anticipated needs for working capital; and
(g) liquidity.
Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations are generally identifiable by use of forward-looking terminology, such as: “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause our actual results, performance or achievements to differ materially from the results, performance or achievements, expressed or implied, indicated by these forward-looking statements. For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of this Annual Report on Form 10-K. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS
General
Homeland Security Capital Corporation (together with its subsidiaries, shall be referred to as the “Company,” “we,” “us” and “our”) was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” In 2005, the Company changed its business plan to primarily seek acquisitions of and joint ventures and, since then, has operated solely as a provider of specialized technology-based radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of a majority interest in an intermediary holding company that owns, through another intermediary company, two companies, one engaged in title and escrow services for mortgage origination refinance, reverse mortgages and deed-in-lieu transactions, and the other in real estate-owned liquidation services to institutional real estate owned, or REO, customers.
We continue to be engaged in the strategic acquisition, operation, development and consolidation of companies operating in various industries. We are focused on creating long-term stockholder value by taking controlling interests in and developing our subsidiary companies through superior management, operations, marketing and finance. We operate businesses that provide cutting edge technology, products and services solutions, growing organically and by acquisitions. We target emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on growth opportunities. The Company’s Chairman and Chief Executive Officer is former Congressman C. Thomas McMillen, who served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland.
Our corporate headquarters is located at 4601 North Fairfax Drive, Suite 1200, Arlington, VA 22203, and our telephone number is (703) 528-7073.
Recent Developments
On September 7, 2011, we entered into the First Amendment to the Forbearance Agreement entered into by and among YA Global Investments, L.P., as lender (along with its affiliates, will be referred to herein as “YA”), Homeland Security Advisory Services, Inc., Celerity Systems, Inc. and Nexus Technologies Group, Inc., dated July 29, 2011, pursuant to which YA agreed to extend the Forbearance Period (as defined in the Forbearance Agreement) by amending the definition of “Termination Date” to September 14, 2011. Pursuant to the terms and conditions of the Forbearance Agreement and the First Amendment, the Forbearance Period ended on September 14, 2011. Consequently, as of September 15, 2011, the Company became subject to foreclosure by YA without notice. As of September 15, 2011, we had outstanding indebtedness to YA in the aggregate principal amount of approximately $14,188,923 and, with accrued interest, approximately $18,363,780. YA may immediately commence enforcing its rights and remedies pursuant to the Forbearance Agreement, the agreements relating to our outstanding debt and under applicable law. However, YA has not notified the Company of its intention to foreclose on the assets of the Company, all of which are pledged as collateral for the debt. We are in discussions with YA to extend the Forbearance Period and/or renegotiate the terms of the agreements relating to our outstanding debt.
In early 2011, we had announced that we were considering strategic alternatives to retire part or all of our debt, including the sale of one or all of our current subsidiaries. Accordingly, we developed a coordinated plan to dispose of our current operations and use the proceeds from the sale of our subsidiaries to retire our debt to YA. As part of this plan, we hired financial advisors to assist us in identifying solutions and these advisors identified possible buyers for Safety & Ecology Holdings, Inc., or Safety, and CSS Management Corp. (formerly, Corporate Security Solutions, Inc.), or CSS, a wholly-owned subsidiary of NTG Management Corp. (formerly, Nexus Technologies Group, Inc.), or NTG, a majority-owned subsidiary of the Company.
In continuation of this plan, on August 19, 2011, we entered into an Asset Acquisition Agreement with NTG, CSS and Halifax Security, Inc., or Halifax, pursuant to which we sold to Halifax substantially all of CSS’s assets for an aggregate purchase price of $2,796,013 in cash, subject to certain post-closing working capital adjustments. $300,000 of the purchase price was deposited in an escrow account to satisfy any claims for indemnity. We used $1,733,917 of the purchase price to satisfy a portion of our indebtedness to YA.

On July 15, 2011, we entered into a Stock Purchase Agreement with Perma-Fix Environmental Services, Inc. (NASDAQ: PESI), or PESI, and Safety, pursuant to which PESI agreed to purchase 100% of the outstanding capital stock of Safety for an aggregate purchase price of (i) $22,000,000, in cash, subject to certain working capital adjustments, and (ii) a three-year unsecured promissory note in the principal amount of $2,500,000 to be issued by PESI to the order of the Company, or the Note. The Note shall bear an annual interest rate equal to 6% (except that in the event of an Event of Default, as defined in the Note, the annual interest rate shall automatically increase to 12% so long as an Event of Default continues) and may be subject to offset of amounts the Company owes to PESI for any outstanding indemnification claim, but only after PESI has exhausted its remedies against the escrow account to be established in connection with the Purchase Agreement. $2,000,000 of the purchase price will be deposited into an escrow account to satisfy any claims for indemnity under the Stock Purchase Agreement. We have not yet closed the transactions contemplated by the Stock Purchase Agreement, and there is no assurance that we will consummate such transactions. If and when we consummate this transaction, the net proceeds will be used to pay all or a substantial portion of our indebtedness to YA.
On July 29, 2011, we completed the acquisition of all of the issued and outstanding capital stock of Timios, Inc., or Timios, pursuant to that certain Stock Purchase Agreement, dated as of May 27, 2011, by and among us, Timios Acquisition Corp., an indirect and majority-owned subsidiary of the Company, DAL Group, LLC, or DAL and Timios, a wholly-owned subsidiary of DAL. In consideration for such capital stock, we paid an aggregate purchase price consisting of: (a) $1,150,000 in cash, subject to certain working capital adjustments, and (b) an aggregate of up to an additional $1,350,000 in contingent payments, if any, subject to the achievement of specified net revenue measurement metrics, as set forth in such Stock Purchase Agreement. As of September 30, 2011, we have agreed to a reduction in contingent payments in the amount of approximately $317,433 representing a working capital shortfall.
On July 5, 2011, we completed the acquisition of all of the assets of Default Servicing, LLC, or Default, pursuant to that certain Asset Purchase Agreement, dated as of June 22, 2011, by and among us, Default Servicing USA, Inc., or DSUSA, an indirect and majority-owned subsidiary of the Company, Default and DAL, the sole member of Default, In consideration for the assets, we paid an aggregate purchase price of $480,700 in cash. In addition, we may pay up to an additional amount of approximately $2.9 million in contingent payments, subject to the achievement of specified net revenue measurement metrics during each calendar month through 2014. As of September 30, 2011, we have made contingent payments of approximately $675,165.
On July 6, 2011, the Company formed a limited liability company, Fiducia Holdings, LLC, a Delaware limited liability company, or Holdings, and, on July 29, 2011, in exchange for the payment of the consideration for the acquisitions of Timios and Default Servicing and certain other consideration, the Company received 80 Class A membership units of Holdings. In addition, C. Thomas McMillen, the Chief Executive Officer and Chairman of the Company, and Michael T. Brigante, the Chief Financial Officer of the Company, received 15 and 5 Class B membership units in Holdings, respectively, both for nominal amounts, which units entitle them to a 20% carry and a pro rata participation in any distributions made by Holdings after the repayment of all capital contributions plus dividends and any loans plus interest to the Company as a Class A member. (For further information, please refer to Note 16 — Related Party Transactions, to our Consolidated Financial Statements).
On July 29, 2011, in exchange for $1,800,000, Holdings acquired 100% of the common stock, par value $0.001 per share, and 80% of the Series A Preferred Stock, par value $0.001 per share, or Series A Preferred, of Fiducia Real Estate Solutions, Inc., or FRES, a holding company formed by us for the purpose of acquiring companies in the real estate services industry. Six other investors, who are members of Timios’ management, or the Minority Stockholders, also invested in the Series A Preferred of FRES. FRES is now 80% owned by the Company, through its Class A membership interests in Holdings, and 20% owned by the Minority Stockholders. FRES, in turn, now owns 100% of the capital stock of each of Timios and DSUSA.

As part of the July 29th restructuring, we also entered into a services agreement with each of Timios and Default, pursuant to which we will receive $25,000 per month for providing certain services, as well as a tax sharing agreement, which agreement sets forth, among other things, the terms pursuant to which the Company and each of Timios and Default will utilize the tax attributes (as defined in the Tax Sharing Agreement) of the Company to offset certain liabilities of the combined group of companies (as defined in the Tax Sharing Agreement) and to strengthen such subsidiary’s balance sheet during the period in which the Company may consolidate its tax return with such subsidiaries. Holdings controls the board of directors of FRES and the Company participates in the operational decisions of both companies. Subject to this control and ownership percentage, the Company will consolidate the results of FRES, reporting separately the minority interests, if any.
These acquisitions, along with our decision to sell our current subsidiaries that operate in the homeland security industry, initiated a change in the Company’s business strategy by effectively changing our overall focus to pursuing other lines of business outside of the homeland security industry sector. Although the Company has not dismissed future acquisitions in the homeland security industry sector or other industry sectors, our primary focus will be in the real estate services industry sector.
Our History
The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” On December 30, 2005, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change its name to “Homeland Security Capital Corporation,” and the Company changed its business plan to primarily seek acquisitions of and joint ventures with companies that provide homeland security products and services.
On September 15, 2006, the Company formed Polimatrix, Inc., or PMX, and, on September 18, 2006, entered into a U.S.-based joint venture with Polimaster, Inc., or PMR, a company focused on radiological detection and isotope identification. At June 30, 2011, the Company owned 51% of PMX and PMR owned 49%.
On February 7, 2006, the Company organized NTG, and purchased $3,434,000 of NTG’s convertible preferred stock. Simultaneously, NTG acquired 100% of the common stock of CSC, a security integration firm having operations in the Mid-Atlantic region with a focus on the New York City market. At June 30, 2011, the Company owned approximately 93% of the outstanding capital stock of NTG, with the remaining ownership distributed among former management and directors of NTG. On August 19, 2011, the Company sold substantially all of the assets of CSS, NTG’ operating subsidiary, as discussed above.
On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement, or the Safety Purchase Agreement, with Safety, and certain persons named therein. Pursuant to the Safety Purchase Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock for an aggregate purchase price of $10,550,000. The Company effectively acquired 100% of Safety, subject to future management equity incentive programs and, at June 30, 2011, owned 100% of the outstanding capital stock of Safety. On July 15, 2011, we entered into a Stock Purchase Agreement with PESI, pursuant to which PESI agreed to purchase 100% of the outstanding capital stock of Safety for an aggregate purchase price of $24,500,000, subject to adjustment, as discussed above. This transaction has not yet been consummated.
As previously indicated in this Annual Report and as of the date of this filing, the Company has a single coordinated plan to dispose of Safety, NTG and PMX. The Company has either committed to sell, sold or transferred its entire interests in these operating subsidiaries related to its homeland security business segment. As a result of these pending or completed transactions, which had been previously contemplated, the Company has recorded the full fiscal year operating results for these subsidiaries as discontinued operations in accordance with US generally accepted accounting principles, or GAAP, through June 30, 2011. As a result, management believes it is more informative to the reader of this Annual Report to discuss the Company’s new business lines, strategies and processes in the remaining sections of this annual report, unless otherwise specifically noted.

Business Overview
We are building consolidated enterprises, or platform companies, through the acquisition and integration of businesses in various industries. The Company is currently focused on entities that provide real estate services and solutions to banks, mortgage originators and mortgage servicing companies. Management believes that it can identify rapidly growing, underserved businesses within many industry sectors. We believe we can create shareholder value by acquiring controlling interests in companies that provide specialized technology-based products and service solutions and helping them develop through superior management, operations and strategic acquisitions. Our strategy is designed to foster significant growth at our platform companies by providing leadership and counsel, capital support and financial expertise, strategic guidance and operating discipline, access to best practices and industry knowledge. We generally target emerging and established companies in many business sectors with a specific focus on companies that have strong management teams and apply cutting edge technology in delivering their products and services. These target companies are typically generating revenues from promising technologies and/or products and services but face challenges in scaling their businesses to capitalize on growth opportunities.
Our goal is to become a leading consolidator of product and service companies. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team, and our ability to address the needs of our subsidiary management teams allow us to achieve our goal of being a “consolidator of choice” of acquisition candidates.
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
In general, we expect to hold our ownership interest in our platform companies as long as we believe that such companies meet our strategic criteria and that we can leverage our resources to assist them in achieving superior financial performance and value growth. When a platform company or other subsidiary no longer meets our strategic criteria, we will consider divesting the company and redeploying the capital realized in other acquisitions and development opportunities. We may achieve liquidity events through a number of means, including sales of an entire company or sales of our interest in a company. We may also, in certain cases, take our platform companies public through a registered spin-off, rights offering or stock dividend distribution by distributing our subsidiary’s stock held by us to our public stockholders and subsequently registering such shares with the Securities and Exchange Commission, or the Commission.
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
We believe our business model provides us with certain competitive advantages. Our decentralized management approach allows managers of our acquired companies to benefit from the economies of a larger organization while simultaneously retaining local operational control, enabling them to provide flexible and responsive service to customers. Such an approach could, however, limit possible consolidation efficiencies and integration efforts. In addition, although our management team has experience in acquiring and consolidating businesses, we may have limited experience in the specific sectors that we may select for consolidation. We, therefore, expect to rely in part upon management of acquired companies, our directors or advisors who are experienced in the sectors that we may pursue for acquisition and consolidation.
Operating Strategy
Capitalize on Cross-Selling Opportunities. We leverage our current client relationships by cross-selling the range of products and services offered by our various platform companies. For example, we believe cross-selling opportunities will increase as we acquire businesses in various business sectors.
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
Acquisition Strategy
Identify and Pursue Strategic Consolidation Opportunities. We seek to capitalize upon consolidation opportunities within various industries by acquiring growing companies that will benefit from economies of scale having some or all of the following characteristics:
•	generating revenues and preferably profits, with established customers;

•	long-term growth prospects for technology-based products and services offered;

•	experienced management team willing to continue managing the enterprise;

•	significant acquisition consideration that is performance-based; and

•	a highly fragmented sector of their industry characterized by significant potential smaller acquisition targets with few market leaders in the sector.
We believe that the industry sectors in which we will pursue consolidation opportunities are fragmented and often headed by owners/operators who desire liquidity and may be unable to gain the scale necessary to access the capital markets effectively. These owner/operators also may not have access to the government markets that are characterized by complex and bureaucratic processes, protracted sales cycles, and diffused procurement between federal, state and local levels.
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

Our Former and Current Platform Companies
Listed below are our former and current subsidiary companies and the disposition of each company as of September 30, 2011. As of the date of this report we conduct our continuing operations through one majority-owned subsidiary. The following chart provides certain additional information about our former and current subsidiaries and our joint venture through the date of this report:

Name, Address And	Place Of	Ownership
Headquarters	Formation	Percentage	Business

Safety & Ecology Holdings Corporation 2800 Solway Road Knoxville, TN 37931 www.sec-tn.com	Nevada, USA	Definitive agreement to sell 100% of our ownership was signed on July 15, 2011.	Safety & Ecology Holdings Corporation is an international provider of environmental, nuclear and radiological infrastructure remediation, disaster relief solutions and advanced construction services.

NTG Management Corp. (formerly, Nexus Technologies Group) 7 West Cross Street Hawthorne, NY 10532	Delaware, USA	Sold 100% of our ownership on August 19, 2011.	Through its subsidiary, CSS, designs, develops and installs integrated security systems for government and commercial clients.

Polimatrix, Inc. 4601 North Fairfax Drive Suite 1200 Arlington, VA 22203 www.polimatrix.com	Virginia, USA	51% (remaining 49% owned by Polimaster Inc.)	Polimatrix, Inc. markets, sells and distributes proprietary radiological detection equipment.

Fiducia Real Estate Solutions, Inc. 4601 North Fairfax Drive Suite 1200 Arlington, VA 22203	Delaware, USA	80% ownership. 20% owned by management of Timios.	Fiducia Real Estate Solutions, Inc. provides products and services through its two wholly owned subsidiaries Timios, Inc. and Default Servicing USA, Inc., which include title and escrow services for mortgage origination refinance, reverse mortgages, real estate owned, deed-in-lieu transactions, and real estate-owned liquidation services to institutional REO customers.
As a result of our ownership percentages and our control of the board of directors of FRES, we will consolidate the results of operations, excluding minority interests. The results of operations for Safety, NTG and PMX are included in discontinued operations as of June 30, 2011.
Current Platform Company Businesses, Products and Services
Fiducia Real Estate Solutions, Inc.
FRES was incorporated on June 3, 2011. Through its two wholly-owned subsidiaries, Timios and DSUSA, FRES provides title and escrow services for mortgage origination refinance, reverse mortgages, real estate owned, deed-in-lieu transactions, and real estate-owned liquidation services to institutional REO customers. FRES provides administrative, support, accounting, payroll, insurance and various other services to its subsidiaries in its capacity as a holding company and our real estate services platform company. We believe there are numerous acquisition opportunities in this industry sector and FRES will ultimately be the parent company for any new acquisitions we make in this business sector.
Timios, Inc.
Timios is a national title and escrow company licensed to conduct business in forty states and the District of Columbia. The company provides various products and services related to refinance, reverse mortgage, purchase, short sale, deed in lieu of foreclosure and REO transactions for banks, direct mortgage companies and mortgage servicing companies. During 2010, Timios offered its services to government sponsored enterprises, or GSEs, and is in the process of developing this business channel.

Timios’ sales efforts are focused on soliciting business from mid to large sized banks, mortgage companies and GSEs. Timios differentiates itself by offering an end to end, nationwide solution, resulting in improved service and increased efficiencies. The company operates in a completely paperless environment and utilizes automated workflows to facilitate the servicing of each transaction. Customers are provided access to the “real time” status of all documents regarding their transaction. The information is available 24 hours per day, 7 days a week and 365 days a year via the company’s website or through direct integration into the clients system. This unique solution allows Timios to provide improved, guaranteed levels of service to its clients while realizing operating efficiencies that allow for a competitive cost structure.
Timios’ management team combines over 50 years of experience in the title insurance and escrow services business. Prior to starting Timios, the current management team grew a former company from a start-up venture to $100,000,000 in revenue over 3 years time. In 2008, after leaving their former company, the management group founded Timios with the goal of delivering similar products and services with improved technology and operational structures. Through cumulative industry experience, the management team has developed numerous relationships, providing Timios with a large core group of loyal customers that are essential to its long term success.
Locations
Timios is headquartered in Westlake Village, California. This location serves as the company’s office for the entire administrative staff and also serves as a service center for customers operating in the Pacific time zone. The company also has an office in Plano, Texas, which serves as a service center for customers operating in the Eastern and Central time zones. Additionally, the company maintains three satellite offices in states that require a physical presence to conduct title insurance business in those states.
Default Servicing USA, Inc.
DSUSA is an asset management company that offers nationwide services to clients by providing a full range of services for the REO industry to banks, financial institutions and mortgage companies. Their services include comprehensive property management and marketing for non-performing properties through the close of escrow and the conformation of funds. We take complete control of properties from assignment to closing with our staff of dedicated professionals. We keep clients informed of our current progress by providing monthly reports that are customized to meet client specific requirements. Our value proposition and flexibility consistently meet our customers’ expectations in the default marketplace.
Our specific services include multiple listing services (MLS), pre-foreclosure valuation and preservation, property inspections and pricing options, eviction management, negotiation of sales contracts, complete accounting and reporting, expense management, title and management curative procedures, title searches, property compliance management, ongoing property preservation, closing facilitation and contract negotiations. This full suite of services distinguishes us from many of our peers, who only offer a portion of these services.
We plan to market our services to national and regional banking institutions and mortgage companies. Additionally we are in contact with investors who have purchased large underperforming property portfolios to manage the sales of these properties. Finally, it is our intention to offer our services to government agencies such as the Department of Urban Development, or HUD, the Department of Agriculture and various other GSE’s, such as Freddie Mac and Fannie Mae who, as a result of the economy’s effect on housing, have large portfolios of underperforming or non-performing properties.
DSUSA’s management team has over 80 combined years of experience in the REO industry. Prior to joining DSUSA’s the senior management spent most of their careers in the banking industry. We believe this combination of experience and knowledge gives DSUSA an advantage over many of our competitors. Further, we believe the management team has the relationships to allow us to attract specific customers seeking to find a turn-key solution to the asset management needs.
Location
DSUSA is headquartered in Louisville, Kentucky. This location serves as the company’s administrative office for the entire staff and all services offered by DSUSA.

Investments
The Company holds 692,660 common shares in Vuance, Ltd. (OTCQB: VUNCF). The Company received these shares as consideration for the sale if its majority interest in Security Holding Corporation, or SHC, on July 3, 2007. The Company classifies these shares as “available-for-sale” for financial reporting purposes and, accordingly, adjusts the carrying value of the shares at the closing market price on the valuation date by recording an increase or decrease in the carrying value of this investment and a corresponding increase or decrease in shareholders’ equity. At June 30, 2010, the Company believed that there was not a liquid market for these shares and accordingly reduced the carrying value of this investment to zero. The Company reviewed the market conditions at June 30, 2011 and determined the illiquid market condition still existed and therefore has not changed the value of these shares. (See Note 5 to the Consolidated Financial Statements).
The Company has indirectly acquired a minority equity interest in Ultimate Escapes, Inc. (UEI), (OTCBB: ULEIQ.PK; formerly known as Secure America Acquisition Corporation, or SAAC), as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009. Through its membership interests in Secure America Acquisition Holdings, LLC, or SAAH, the initial stockholder of SAAC, the Company is deemed to beneficially own 40,912 shares, or approximately 1.5% of the outstanding capital stock in UEI, at June 30, 2010. On September 20, 2010, UEI filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware. As a result of this bankruptcy filing, the Company reduced the carrying value of its shares it to zero at June 30, 2010, and at June 30, 2011, no condition existed to change this carrying value. (See Note 5 to the Consolidated Financial Statements).
The Company measures impairment of its investments on a monthly basis and adjusts the carrying amounts accordingly.
Significant Customers
Timios
Timios, generates approximately 75% of total revenues from transactions with five customers. Management believes that as Timios continues to acquire additional customers, there will be no material concentration of customers contributing to a significant portion of revenue.
DSUSA
DSUSA has been generating 100% of total revenues from an asset management contract with a major U.S. bank. This contract expired on September 30, 2011, and DSUSA is currently managing approximately 273 properties that are contract with buyers. If any of these properties do not close by 11/30/11, they will revert back to the bank. We are currently in discussions with this bank to extend the date at which the properties will revert back to the bank and to renew the contract and, if renewed, add additional properties to the contract.
Significant Suppliers
Timios
Timios relies on numerous supplier relationships to provide its services to its customers. While the critical technology solutions are secured under long term contracts, the remaining relationships with data and service providers have no contractual arrangements. As a result, we may be subject to volume capacity restrictions, priority fulfillment or vendor availability. These suppliers may also experience their own outages, resulting in corresponding delays in our service delivery times which could prevent us from achieving agreed upon service levels to our customers. Additionally, Timios utilizes a network of abstractors to obtain property search data in counties where title plants have not been introduced and a network of notaries to conduct signing throughout the U.S. Management believes that the company has numerous alternatives should any of these relationships not continue.

DSUSA
DSUSA is able to obtain the products or services they require from various suppliers and does not have a specific concentration of supply from any one supplier.
Patents and Proprietary Rights
Timios and DSUSA do not have any patents. They rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect their technology, intellectual property and proprietary rights. Despite their efforts to protect their rights, unauthorized parties may attempt to copy aspects of their services or to obtain and use information that they regard as proprietary. Policing unauthorized use of their technology and services is difficult. In addition, the laws of many states do not protect their rights in information, materials and intellectual property that they may regard as proprietary. There can be no assurance that their means of protecting their rights in proprietary information, processes and technology will be adequate or that their competitors will not independently develop similar information, technology or intellectual property. See “Risk Factors” beginning on page 15.
Competition
Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors may form partnerships or alliances with other large real estate servicing companies, with the resulting entity possessing much greater market strength than we have. Many of the areas in which we either compete or intend to compete are continually evolving, with new companies often emerging. Competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of performance, technical services, proprietary position and price, in many cases the first company to introduce a product or service to the market will obtain at least a temporary competitive advantage over subsequent market entrants. We face competition in both of our indirect subsidiaries as described below.
Timios. Timios is engaged in highly competitive businesses in which most of the customers depend on service levels, technology and price. The extent of such competition varies according to the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the prior relationships with specific customers. Some of Timios’ competitors are larger and possess greater resources and technical abilities than Timios does, which may give them an advantage with certain customers. Competition also places downward pressure on Timios’ pricing strategy and profit margins. Intense competition is expected to continue for title insurance and escrow services, possibly challenging our ability to maintain strong growth rates and acceptable profit margins. If Timios is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.
Timios’ principal competitors are Fidelity National Title, Inc., First American Corp., Old Republic International Corp., LandAmerica Financial Group, Inc. and Stewart Information Services Corp. Management believes that these top five underwriters insure over 90% of the national market, and most states were dominated by only two or three of these underwriters.
DSUSA. DSUSA is engaged in highly competitive businesses in which most of the customers depend on service levels, price and reputation. DSUSA has competition both on a regional and national scale. Regionally DSUSA competes with smaller privately owned companies that seek only to provide services within a specific region, mostly identifying themselves with local or regional banks and attorneys. Nationally, DSUSA competes with the nation title insurance companies, who often have asset management divisions. However, DSUSA believes that their quality of service, aggressive pricing, excellent reputation and management knowledge gives it a competitive advantage and will make them the asset management company of choice among many of their competitors.
Supply Availability
Other than then Timios’ long term contract for technology services, we do not have any written agreements with our suppliers. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the supply sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources of supply could have a materially adverse effect on our relations with our customers.

Generally, we find the products and services necessary for our operations to be readily available, either from the general marketplace or through our current suppliers.
Federal and State Government Regulation
Regulation and standards from federal and state governments is a significant consideration in delivering our real estate services. In order to conduct business in the title insurance marketplace, we must be licensed in each state where we intend to act as a title agent. Additionally, we may be subject to certain working capital restrictions in various states where we act as an escrow agent. We may be subject to various laws, regulations and requirements relating to such matters as physical presence in a jurisdiction in which we intend to conduct business. Also, we are required to maintain a real estate broker’s license to conduct transactions in the REO asset management segment of our business. The regulations potentially material to our business are summarized below.
Title Insurance. Title insurance is regulated through the Department of Insurance of each state. A title agent, such as Timios, is often required to pass certain testing requirements that help provide assurance that the appropriate knowledge is present within the management team. Additionally, states may also require surety bonds, capital requirements and extensive background checks on management. Prior to obtaining a license, title agents are also required to obtain an underwriter appointment, which requires an extensive audit prior to the underwriter entering into an underwriting contract with the title agent.
Escrow Services. In most states escrow services fall under the Department of Insurance. In some states escrow licensing falls under a separate government entity, such as the Department of Financial Institutions. Navigating these licensing requirements is difficult and a great deal of time and effort is required to assure proper licensing is attained and continually renewed.
These laws and regulations may also become more stringent, or be more stringently enforced, in the future.
Various local laws and regulations, as well as common law, may impose additional laws and regulations that we may be required to adhere to. These laws may also impose responsibility without regard to knowledge of certain local laws or customs.
Product Liability and Insurance
Our business exposes us to product, occupational and other liability risks. These risks are inherent in the real estate services industry in general and specific to our operations and delivery of our services. We have, at the subsidiary-level, and will attempt to continue to renew, liability insurance in order to protect ourselves from potential exposures; however, there can be no guarantee that, upon expiration of our current coverage, adequate insurance coverage will be available, or, if available, that the cost will not be prohibitive. Furthermore, a liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty for consequential damages caused by the sub-standard delivery of our services. Nevertheless, one or more third parties could file suit against us based on errors, omissions or other claims. Specific clauses in our customer agreements may or may not effectively limit our liability in any such actions.
Employees
As of September 30, 2011, we had a total of 496 employees, 74 of whom were full-time employees in our continuing operations. Of the employees in our continuing operations, we had 56 employees employed by Timios; 16 employees employed by DSUSA; and 2 employees employed in by our corporate headquarters. We had 422 employees employed by our discontinuing operations.
We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS
In analyzing our Company, you should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company.
General and Economic Risks Related to the Operations of the Company
We are currently in default with respect to our outstanding indebtedness and our assets are subject to foreclosure by our lender without notice.
As previously disclosed in a Current Report filed with the Securities and Exchange Commission on September 9, 2011, we entered into the First Amendment (the “Amendment”) to the Forbearance Agreement entered into by and among us, YA, and certain of our subsidiaries (the “Agreement”), pursuant to which YA agreed to extend the Forbearance Period (as defined in the Agreement) by amending the definition of “Termination Date” to September 14, 2011. Pursuant to the terms and conditions of the Agreement and the Amendment, the Forbearance Period ended on September 14, 2011. Consequently, as of September 15, 2011, we became subject to foreclosure by YA without notice. As of September 15, 2011, we had outstanding indebtedness to YA in the aggregate principal amount of approximately $14,188,923 and, with accrued interest, approximately $18,363,780 (the “Debt”). YA may immediately commence enforcing its rights and remedies pursuant to the Agreement, the agreements relating to the Debt and under applicable law. However, YA has not notified the Company of its intention to foreclose on the assets of the Company, all of which are pledged as collateral for the Debt. Although the Company and YA are in discussions with respect to the extension of the Forbearance Period and/or renegotiation of revised terms to the agreements relating to the Debt, there is no guarantee that we will reach agreement or that an agreement will be reached on favorable terms.
We will not be able to repay our outstanding indebtedness to YA, which is currently in default, unless and until we sell our Safety subsidiary. If we cannot sell our Safety subsidiary, we will not be able to continue operations as a going concern.
We are currently in default on our indebtedness to YA, and the Forbearance Period, as defined above, has terminated, which means that YA may foreclose on our assets at any time without any notice to us. We do not generate sufficient cash flow through our current operations to be able to pay off all or a substantial portion of such indebtedness. Thus, the only way we will be able to pay off or at least pay down a substantial portion of our indebtedness to YA would be by selling our Safety subsidiary. Although we have signed a definitive document for the sale of Safety, there are no assurances that we will consummate such sale, or that we could enter into another definitive agreement if we do not consummate the one we have currently entered. In such a case, we would expect that YA would foreclose on our assets, unless it agrees to amend the terms of our repayment, and we may not be able to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2011, included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern as a result of us being in default on our indebtedness to YA.
Restrictive covenants in our outstanding indebtedness with YA may restrict our ability to pursue certain business strategies.
Our outstanding indebtedness with YA restricts our ability to, among other things:
•	Incur additional indebtedness;

•	Create liens securing debt or other encumbrances on our assets;

•	Make loans or advances;

•	Pay dividends or make distributions to our stockholders;

•	Purchase or redeem our stock;

•	Repay indebtedness that is junior to indebtedness under our credit agreement, except for our subsidiaries’ revolving credit agreement;

•	Acquire the assets of, or merge or consolidate with, other companies; and

•	Sell, lease or otherwise dispose of assets.
These restrictive covenants may restrict our ability to pursue certain business strategies and adversely affect our business, financial condition and results of operations.
We have historically had severe working capital shortages, even following significant financing transactions.
Although we have raised capital totaling approximately $23,250,000 in gross proceeds since August 2005, we have had working capital shortages in the past. Our consolidated financial statements for our fiscal year ended June 30, 2011, indicate that we have a working capital deficit of $9,531,622. Based on the amount of capital we have remaining, we anticipate that we may have working capital shortages in the future unless we are able to substantially increase our revenue or reduce our expenses, thereby generating continuous positive cash flow from operations and (ultimately) operating income.
We are unable to predict whether we will be successful in our efforts to generate continuous positive cash flow or maintain profitability. If we are not successful, we may not be able to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2011, included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.
We may need to raise additional capital on terms unfavorable to our stockholders.
Based on our current level of operations, if obtain a forbearance of our existing outstanding debt with YA and we consummate the sale of Safety, we believe that our cash flow from operations will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for at least the next 12 months. However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the industries in which we operate. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our recently acquired operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our newly acquired businesses.
We have raised capital and issued securities at the commencement of our operations, which has resulted result in dilution (and will result in future dilution upon future warrant exercises or stock conversions) to our existing stockholders. We will likely issue more securities to raise additional capital or to obtain other services or assets, which may result in further substantial dilution to our existing stockholders.
Since August 2005, we have raised gross proceeds in the amount of approximately $23,250,000 to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of common stock and convertible preferred stock and common stock warrants to investors, as compensation to investment bankers and upon exercise of previously issued common stock warrants and stock options. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing stockholders. In addition, our Series F Preferred Stock (the “Series F Stock”), our Series H Convertible Preferred Stock (the “Series H Stock”) and our Series I Preferred Stock (the “Series I Stock” and, collectively, with the Series F and H Stock, the “Preferred Stock”) have significant restrictions and penalties on our ability to raise any additional capital. If we raise additional working capital, we will have to issue additional shares of our common stock and common stock warrants at prices that will dilute the interests of our existing stockholders, unless the holders of such Preferred Stock agree to amend or waive such rights.

The conversion ratio of our Series H Stock has been automatically adjusted and if the majority holder does not agree to amend or waive the terms of such adjustment and converts its Series H Stock, our existing stockholders will be substantially diluted.
Each share of Series H Stock is convertible into an initial ratio of 33,334 shares of common stock, subject to adjustments, including Safety achieving certain earnings milestones for the calendar years ending December 31, 2009 and 2008. Although Safety achieved the first milestone for the calendar year ending December 31, 2008, it did not satisfy the second financial milestone, which entitles the holders of the Series H Stock to an additional 56,300 shares of common stock for each share of Series H Stock, or approximately a potential additional 230,000,000 shares of our common stock in the aggregate.
The Company is currently in discussions with the majority holder of the Series H Stock on the possibility of a waiver or amendment of the adjustment to the Series H Stock conversion ratio. However there can be no assurances that such holder will waive or amend the adjustment, if any, to the Series H Stock conversion ratio. YA has not exercised any of its conversion rights pertaining to the adjusted conversion ratio as of the date of this filing.
Outstanding Preferred Stock, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.
As of June 30, 2011, we had Preferred Stock outstanding that is convertible into approximately a minimum of 449,973,266 shares of common stock and approximately a maximum of 677,313,700 shares of common stock, depending on certain negotiations currently underway concerning the Additional Shares. The holders’ rights to convert the Series F Stock, Series H Stock, including the Additional Shares and Series I Stock and related warrants are, however, subject to certain share issuance limitations. In addition, we have outstanding options and warrants for the purchase of up to 11,690,000 shares of common stock and 99,525,485 shares of common stock, respectively, at exercise prices of between $0.03 and $1.00 per share respectively. If all of the outstanding options, Preferred Stock, Additional Shares and common stock warrants were to be converted, they would represent approximately 95% of our outstanding common stock on a fully diluted basis. Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our common stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants, options, and convertible preferred stock, including the Additional Shares may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.
We are a holding company and depend on distributions from our subsidiaries for cash.
We are a holding company whose primary assets are the securities of our operating subsidiaries. Our ability to pay interest on our outstanding debt and our other obligations and to pay dividends is dependent on the ability of our subsidiaries to pay dividends or make other distributions or payments to us. If our operating subsidiaries are not able to pay dividends to us, we may not be able to meet our financial obligations. In addition, our title insurance subsidiary, Timios, must comply with state laws which require it to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that it can distribute to us. Compliance with these laws will limit the amounts that subsidiary can dividend to us.
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
We have a limited operating history, especially in the real estate services industry, which makes it difficult to evaluate our current business and future prospects and may cause our revenues to decline.
The Company consolidated companies in the homeland security and now intends to consolidate companies in the real estate service industries. Until its acquisition of NTG (formerly known as Nexus) in 2006, its joint venture with Polimaster in 2006 and its acquisition of Safety in March 2008, the Company had not generated any revenues since 2002, other than interest income on its cash. In addition, the Company intends to exit the homeland security industry and, over the course of the last two quarters, has entered into the real estate services industry through its acquisition of Timios and Default. The Company’s ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such acquired businesses and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.
Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.
We reported in this Annual Report on Form 10-K a material weakness for the year ended June 30, 2011 with respect to contract accounting for loss contracts. If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our business.
We are dependent upon key personnel who would be difficult to replace and whose loss could impede our development.
The Company believes that its success depends principally upon the experience of C. Thomas McMillen, its Chairman and Chief Executive Officer, and Michael T. Brigante, its Chief Financial Officer, as well as the senior management and directors of its operating subsidiaries. Although Messrs. McMillen and Brigante have substantial experience in acquiring and consolidating businesses, our acquired companies personnel do not have significant experience in managing companies formed for the specific purpose of consolidating one or more companies. Additionally, Messrs. McMillen and Brigante did not have experience in managing companies in the various sectors of the homeland security and real estate service industries. As a result, the Company likely will rely significantly on the senior management of the businesses it acquires. Such acquired senior management may not be suitable to the Company’s business model or combined operations. If the Company loses the services of one or more of its current executives, the Company’s business could be adversely affected. The Company may not successfully recruit additional personnel and any additional personnel that are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. Further, although we have employment agreements with Messrs. McMillen and Brigante, there can be no assurance that the entire term of their employment agreements will be served or that the employment agreements will be renewed upon expiration.

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
The deferral or loss of one or more significant contracts could also materially adversely affect our operating results, particularly if there are significant sales and marketing expenses associated with the deferred or lost contracts. Additionally, we base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs to compensate for an unexpected near-term shortfall in revenues, with such shortfalls resulting in fluctuations in our operating results which could cause our stock price to decline.
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
If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding warrants, the price of our common stock may decline.
Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.
The current economic conditions and financial market turmoil could adversely affect our business and results of operations.
Economic conditions remain difficult with the continuing uncertainty in the global credit markets, the financial services industry and the United States capital markets and with the United States economy as a whole experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. We believe the current economic conditions and financial market turmoil could adversely affect our operations, business and prospects, as well as our ability to obtain funds. If these circumstances persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.
We do not expect to pay dividends with respect to our common stock which may hinder our ability to attract additional capital.
The Company has not paid any dividends on its common stock to date. The terms of our outstanding indebtedness restrict our ability to pay dividends. Assuming we were permitted to pay dividends, the payment of any dividends is within the discretion of the Company’s Board of Directors. The Board of Directors expects to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends on our common stock in the foreseeable future.
Appropriate acquisitions may not be available, which may adversely affect our growth.
The results of the Company’s planned operations are dependent upon the Company’s ability to identify, attract and acquire additional desirable acquisition candidates, which may take considerable time. Our acquisition strategy is important to the success of our business because it supports our strategy of selling a broad platform of integrated offerings to customers who we believe prefer to buy multiple products and service offerings from fewer vendors. The Company may not be successful in identifying, attracting or acquiring additional acquisition candidates, in integrating such candidates into the Company or in realizing profits from any of its acquired companies. Other companies also pursue acquisitions of companies in the real estate service marketplace and we expect competition for acquisition candidates in our industry to increase, which may mean fewer suitable acquisition opportunities for us, as well as higher acquisition prices. In addition, even if we are successful in acquiring target companies, we may have difficulty integrating the acquired companies’ product and service offerings with our existing offerings and sales channels, which would reduce the benefits to us of the acquisitions and limit the effectiveness of our strategy. The failure to complete additional acquisitions or to operate the acquired companies profitably would have a material adverse effect on the Company’s business, financial condition and results of operations.

If our consolidation strategy is not successful, our operations and financial condition will be adversely affected.
One of the Company’s strategies is to increase its revenues, the range of products and services that it offers and the markets that it serves through the acquisition of additional real estate services businesses. Investors have no basis on which to evaluate the possible merits or risks of any future acquisition candidates’ operations and prospects that management may identify. Although management of the Company will endeavor to evaluate the risks inherent in any particular acquisition candidate, the Company may not properly ascertain all of such risks. Additionally, management of the Company has significant flexibility in identifying and selecting prospective acquisition candidates. Management may not succeed in selecting acquisition candidates that will be profitable or that can be integrated successfully. Although the Company intends to scrutinize closely the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, the Company’s assessment of management may not prove to be correct. The Company may enlist the assistance of other persons to assess the management of acquisition candidates. Finally, the Company will seek to improve the profitability and increase the revenues of acquired businesses by various means, including combining administrative functions, eliminating redundant facilities, implementing system and technology improvements, purchasing products and services in large quantities and cross-selling products and services. The Company’s ability to increase revenues will be affected by various factors, including the Company’s ability to expand the products and services offered to the customers of acquired companies, develop national accounts and attract and retain a sufficient number of employees to perform the Company’s services. There can be no assurance that the Company’s internal growth strategies will be successful.
Competition and industry consolidation may limit our ability to implement our business strategies.
The Company expects to face significant competition to acquire businesses in the real estate services industry from larger companies that currently pursue, or are expected to pursue, acquisitions as part of their growth strategies and as the industry undergoes continuing consolidation. Such competition could lead to higher prices being paid for acquired companies. The Company believes that the real estate services industry will undergo considerable consolidation during the next several years. The Company expects that, in response to such consolidation and in light of the Company’s financial resources, it will consider from time to time additional strategies to enhance stockholder value. These include, among others, strategic alliances and joint ventures; purchase, sale and merger transactions with other large companies; and other similar transactions. In considering any of these strategies, the Company will evaluate the consequences of such strategies, including, among other things, the potential for leverage that would result from such a transaction, the tax effects of the transaction, and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.
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
Risks Related to the Homeland Security Industry
As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
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
Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. For example, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act and Department of Defense security regulations. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Additionally, we may be subject to the Truth in Negotiations Act, which requires certification and disclosure of all factual costs and pricing data in connection with contract negotiations. If we fail to comply with any regulations, requirements or statutes, our existing government contracts could be terminated or we could be suspended from government contracting or subcontracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

Economic downturns or reductions or diversions in government funding could have a negative impact on our business.
Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of private and government entities to make expenditures on radiological, security and environmental services may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting the homeland security industry as a whole. In addition, our operations in the homeland security industry depend, in part, upon government funding, and more recently funding under the American Recovery and Reinvestment Act, particularly within the funding levels of the environmental programs at the Department of Energy, or the DOE, and Department of Defense, or DOD. Significant changes in the level of government funding or specifically mandated levels for different programs that are important to our homeland security business could have an unfavorable impact on that segment of our business, financial position, results of operations and cash flows.
We and our customers in the homeland security industry operate in a regulated industry that requires us and them to obtain, and to comply with, national, state and local government licenses, permits and approvals.
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
We and our customers operate in a politically sensitive environment, and the public perception of radioactive materials can affect us and our customers.
We and our customers operate in a politically sensitive environment. The risks associated with radioactive materials and the public perception of those risks can affect our business. Public criticisms of our business resulting from political activism could harm our reputation. Opposition by third parties to particular projects can delay or prohibit the handling, transportation, and disposal of radioactive materials. Adverse public reaction to developments in the use of nuclear power or the disposal of radioactive materials, including any high profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our homeland security business. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers’ and our business in the homeland security industry.

The elimination or any modification of the Price-Anderson Act’s indemnification authority could have adverse consequents for our business.
The Atomic Energy Act of 1954, as amended, or the AEA, comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the Nuclear Regulatory Commission, or the NRC, and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also companies like us that work under contract or subcontract at a DOE facility under a DOE prime contract or transporting radioactive material to or from a site. The indemnification authority of the NRC and DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.
We are subject to liability under environmental laws and regulation.
When we perform our services through our Safety subsidiary, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to liability claims by employees, customers and third parties as a result of such exposure. In addition, we may be subject to fines, penalties or other liabilities arising under environmental or safety laws. Although to date we have been able to obtain liability insurance for the operation of our business, there can be no assurance that our existing liability insurance is adequate or that it will be able to be maintained or that all possible claims that may be asserted against us will be covered by insurance. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.
Construction sites and maintenance sites are inherently dangerous workplaces. If we fail to maintain safe work sites, we can be exposed to significant financial losses as well as civil and criminal proceedings.
Construction sites and maintenance sites are inherently dangerous workplaces. Construction and maintenance projects often require putting our employees in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly-regulated materials. On those projects where we are responsible for site safety, we are obligated to implement procedures to ensure that workers are not injured. In the event we either fail to implement such procedures or if the procedures we implement are ineffective, our employees and others may become injured, and we could incur significant financial losses. In addition, the Company could be found liable for failing to comply with government regulations dealing with occupational health and safety. Regulations dealing with occupational health and safety are continually evolving. We maintain functional groups within the Company whose primary purpose is to ensure that effective health, safety, and environmental, or HSE, work procedures are implemented throughout our organization, including construction sites and maintenance sites. In spite of these efforts, the Company could suffer losses relating to safety issues at our construction and maintenance sites, or fail to comply with all HSE regulations applicable to our business.
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

The homeland security industry is highly competitive and we must typically bid against other competitors to obtain major contracts.
The homeland security industry is highly competitive, and most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. The extent of such competition varies according to the industries and markets in which our clients operate as well as the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the type of projects for which we compete. Some of our competitors are larger and may possess greater resources than we do, which may give them an advantage when bidding for certain projects. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for government environmental service contracts, challenging our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share and experience an overall reduction in our profits. Part of our business strategy includes bidding on government contracts as a lead prime contractor in a consortium. In the past, we have operated as a subcontractor or in a minority position on a prime contractor team. In pursuing a lead prime contractor role, we will be competing directly with a number of large national and regional services firms that may possess or develop technologies superior to our technologies and have greater financial, management and marketing resources than we do. Many of these companies also have long-established customer relationships and reputations. We must be successful in the competitive process with our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract.
As a result of the acquisition of Timios, our business no longer qualifies as a small business and, as a result, we are unable to take advantage of opportunities available to small businesses.
Having a small business status provides a company with certain competitive advantages, including allowing such companies to compete for certain government set asides for which larger businesses are ineligible. For instance, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Until such time as we again attain our small business status, we will have to compete with a larger pool of companies for government contracts, which may also have more resources at their disposal. Thus, the failure to qualify as a small business could have an adverse effect on our financial position and results from operations.
If our teaming members or partners fail to perform their contractual obligations on a project or if we fail to coordinate effectively with our partners or subcontractors, we could be exposed to legal liability, loss of reputation and reduced profit on a project.
We often work jointly with contractual partners or with subcontractors to perform certain projects. Success on these projects depends in part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners or subcontractors fails to perform their contractual obligations satisfactorily, we may be required to make additional investments and provide additional services in order to compensate for that partner’s failure. If we are unable to adequately address our partner’s performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit. Our collaborative arrangements also involve risks that participating parties may disagree on business decisions and strategies. These disagreements could result in delays, additional costs and risks of litigation. Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our results of operations.
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
Our backlog is subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, there is no assurance that the amount of backlog in-hand at any one time will actually be realized as revenues. Gross margins (i.e., contract revenue less direct costs of contracts) can vary considerably between contracts. One aspect of our business that can have a significant effect on the gross margins we realize on our contracts and projects is the amount of pass-through costs incurred. Since pass-through costs typically do not bring significant margins with them, it is not unusual for us to experience an increase or decrease in revenues without experiencing a corresponding change in our gross margins.
Additionally, the way we perform on our individual contracts can affect greatly our gross margins and, hence, future profitability. In some of the homeland security markets we serve, there is an increasing trend towards cost—reimbursable contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as achievement of target completion dates or target costs; overall safety performance; overall client satisfaction; and/or other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee, resulting in lower gross margins. Accordingly, there is no assurance that the contracts in backlog, assuming they produce the revenues currently expected, will generate gross margins at the rates we have realized in the past.
The loss of one or a few of Safety’s customers could have an adverse effect on us.
One or a few government and commercial customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. Because customers generally contract with us for specific projects, we may lose significant customers from year to year as their projects with us are completed. Our inability to replace such business with other projects could have an adverse effect on our business and results of operations.
We bear the risk of cost overruns in fixed-price contracts. We may experience reduced profits or, in some cases, losses under these contracts, if costs increase above our estimates.
A percentage of our revenues are earned under contracts that are fixed-price in nature. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts. Under fixed price and guaranteed maximum-price contracts, contract prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or if circumstances change, such as unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. Errors or ambiguities as to contract specifications can also lead to cost-overruns.

Our use of level of effort or percent complete performance accounting could result in reduction or elimination of previously reported profits.
A significant portion of our revenues are recognized using the level of effort or percent complete performance method of accounting. Generally, the performance accounting practices we use result in recognizing contract revenues and earnings based on output measures, where estimable, or on other measures, such as the proportion of costs incurred to total estimated contract costs. For some of our long-term contracts, completion is measured on estimated physical completion or units of production. The cumulative effect of revisions to contract revenues and estimated completion costs, including incentive awards, penalties, change orders, claims and anticipated losses, is recorded in the accounting period in which the amounts are known or can be reasonably estimated. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and such variances could be material to our operating results.
The outcome of pending and future claims and litigation could have a material adverse effect on our business.
The nature of our business occasionally results in clients, subcontractors and vendors presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually responsible. Similarly, and in the normal course of business, we may present claims and change orders to our clients for costs we have incurred for which we believe we are not contractually responsible or for services provided that were either requested by the client or were otherwise required by the nature of the project. If we fail to document properly the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our clients, subcontractors, and vendors, we could incur cost overruns and experience reduced profits or, in some cases, suffer a loss for that project. Additionally, irrespective of how well we document the nature of our claims and change-orders, the cost to prosecute and defend claims and change-orders can be significant. In the normal course of business, we are subject to certain contractual guarantees and litigation. Litigation in which we could be involved in as a defendant includes, but is not limited to, workers’ compensation, personal injury, environmental, employment/labor, professional liability and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs, which may subject us to some future liability for which we are only partially insured, or completely uninsured.
Adequate bonding is necessary for us to win certain types of new work.
We are often required to provide performance bonds or other financial assurances to customers under fixed-price contracts. These surety instruments indemnify the customer if we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We currently have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2011, we had approximately $10.9 million of bonds or surety contracts outstanding.
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
We may not realize anticipated benefits from global stimulus packages.
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
In fiscal 2011, we generated a majority of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. U.S. federal government agencies are among our most significant clients. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.
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
Restrictive covenants in our revolving credit agreement may restrict our ability to pursue certain business strategies, and if we do not have access to this revolving credit facility, our business, financial condition and results of operations may be materially and adversely affected.
Our revolving credit agreement restricts our ability to, among other things:
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
Our revolving credit agreement also requires that we maintain certain financial ratios each fiscal quarter, which we may not be able to achieve. If we do not have access to this revolving credit facility or a comparable credit facility, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to the Real Estates Services and Asset Management Industry
If adverse changes in the levels of real estate activity occur, the revenues of our Default and Timios subsidiaries may decline.
Title insurance and asset management revenue is closely related to the level of real estate activity, which includes, among other things, sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have experienced declines in many parts of the country over the past four years, and these trends appear likely to continue.
We have found that residential real estate activity generally decreases in the following situations:
•	when mortgage interest rates are high or increasing;

•	when the mortgage funding supply is limited; and

•	when the United States economy is weak, including high unemployment levels.
Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance and asset management revenues. In 2010 and continuing into 2011, the continued mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, continued to suppress the level of lending activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
If financial institutions at which we hold escrow funds fail, it could have a material adverse impact on our company.
We hold customers’ assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties. and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.
If we experience changes in the rate or severity of title insurance or asset management claims, it may be necessary for us to record additional charges to our claim loss reserve. This may result in lower net earnings and the potential for earnings volatility.
By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title or asset management loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. From time to time, we experience large losses or an overall worsening of our loss payment experience in regard to the frequency or severity of claims that makes us record additional charges to our claims loss reserve. There are currently pending several large claims which we believe can be defended successfully without material loss payments. However, if unanticipated material payments are required to settle these claims, it could result in or contribute to additional charges to our claim loss reserves. These loss events are unpredictable and adversely affect our earnings.
At each quarter end, our recorded reserve for claim losses is initially the result of taking the prior recorded reserve for claim losses, adding the current provision to that balance and subtracting actual paid claims from that balance, resulting in an amount that management then compares to the actuary’s central estimate provided in the actuarial calculation. Due to the uncertainty and judgment used by both management and our actuary, our ultimate liability may be greater or less than our current reserves and/or our actuary’s calculation. If the recorded amount is within a reasonable range of the actuary’s central estimate, but not at the central estimate, management assesses other factors in order to determine our best estimate. These factors, which are more qualitative than quantitative, can change from period to period and include items such as current trends in the real estate industry (which management can assess, but for which there is a time lag in the development of the data used by our actuary), any adjustments from the actuarial estimates needed for the effects of unusually large or small claims, improvements in our claims management processes, and other cost saving measures. Depending upon our assessment of these factors, we may or may not adjust the recorded reserve. If the recorded amount is not within a reasonable range of the actuary’s central estimate, we would record a charge or credit and reassess the provision rate on a go forward basis.
Our average provision for claim losses was 6.8% of title premiums in 2010. We will reassess the provision to be recorded in future periods consistent with this methodology and can make no assurance that we will not need to record additional charges in the future to increase reserves in respect of prior periods.
Our asset management business was dependent on one contract, which contract just expired. If we are unable to renew this contract, or enter into other contracts with substantially similar terms, our asset management business will be materially and adversely harmed.
Until September 30, 2011, we relied on one asset management contract for our asset management business which represented 100% of our total revenue from that subsidiary. We are continuing to manage approximately 273 properties that are in contract. If the sales of any of such properties do not close prior to November 30, 2011, then such properties would revert back to the bank. We are currently in discussions with the bank to (1) extend the term during which we may manage such properties; (2) renew the master contract we had with the bank; and (3) if renewed, add more properties to the scope of such renewed contract. If we are unable to negotiate a satisfactory result in any of these respects, our business, financial condition and operating results may be materially and adversely affected.
The financial projections of our asset management contracts could prove inaccurate.
We generally decide to enter into an asset management contract on the basis of financial projections prepared by our management. These projected operating results will normally be based primarily on judgments of the management. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given projection of results. The inaccuracy of financial projections could thus cause our actual performance to fall short of our expectations.
Because our Timios subsidiary is dependent upon California for a substantial portion of our title insurance premiums, our business may be adversely affected by regulatory conditions in California.
California is the largest source of revenue for the title insurance industry and, in 2010, California-based premiums accounted for a substantial portion of the premiums earned by our Timios subsidiary. A significant part of our revenues and profitability are therefore subject to our operations in California and to the prevailing regulatory conditions in California. Adverse regulatory developments in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the California title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
The title insurance business is highly competitive.
Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Business comes primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers and asset managers. For example, although the top four title insurance companies during 2010 accounted for about approximately 90% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business connections can give them a competitive edge. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings. Competition among the major title insurance and asset management companies and any new entrants could lower our premium and fee revenues.

The asset management business is intensely competitive.
The asset management business is intensely competitive, with competition based on a variety of factors, including the quality of service provided to clients, brand recognition and business reputation. Our asset management business competes with a number of traditional asset managers including, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:
•	a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do;

•	some of our property portfolios may not perform as well as competitors’ property portfolios or other available asset management portfolios;

•	some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain lines of business than we can and/or bear less compliance expense than we do;

•	some of our competitors may have more flexibility than us in the use of asset management software, giving them a technological advantage over us;

•	some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of property portfolio mixes and to bid more aggressively than us for these portfolios;

•	there are relatively few barriers to entry impeding new asset management firms, and the successful efforts of new entrants into our business is expected to continue to result in increased competition;

•	some of our competitors may have better expertise or be regarded by potential customers as having better expertise in a specific asset class or geographic region than we do; and

•	other industry participants will from time to time seek to recruit our professionals and other employees away from us.
We may lose opportunities in the future if we do not match prices, structures and terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match prices, structures and terms offered by competitors. Moreover, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current fees and profitability. We have historically competed primarily on the performance, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees asset management industry will decline, without regard to the historical performance. Fee income reductions on existing or future business, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.
Industry regulatory scrutiny and investigations could adversely affect our ability to compete for or retain business or increase our cost of doing business.
The title insurance industry has recently been, and continues to be, under regulatory scrutiny in a number of states with respect to pricing practices, and alleged RESPA violations and unlawful rebating practices. The regulatory investigations could lead to industry-wide reductions in premium rates and escrow fees, the inability to get rate increases when necessary, as well as to changes that could adversely affect the Company’s ability to compete for or retain business or raise the costs of additional regulatory compliance.

We may pursue opportunities that involve business, regulatory, legal or other complexities.
We may pursue unusually complex asset management opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other asset management companies. Our tolerance for complexity presents risks, as such contracts can be more difficult, expensive and time-consuming to execute; it can be more difficult to manage or realize value from the assets managed in such contracts; and such contracts sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the results of our operations.
Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.
The market for our products and services is characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make our products and services less attractive. Furthermore, our competitors have access to technology not available to us, which enable them to produce products of greater interest to consumers or at a more competitive cost. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to our customers, evolving industry standards and changing preferences.
Rapid technological changes in our industry require timely and cost-effective responses. Our earnings may be adversely affected if we are unable to effectively use technology to increase productivity.
Technological advances occur rapidly in the title insurance industry as industry standards evolve and title insurers introduce new products and services. We believe that our future success depends on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. Successful implementation and customer acceptance of our technology-based services will be crucial to our future profitability. There is a risk that the introduction of new products and services, or advances in technology, could reduce the usefulness of our products and render them obsolete.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company subleased approximately 2,260 square feet of office space, which served as its, and as of June 3, 2011 FRES’s, executive offices, at 1005 North Glebe Road, Suite 550, Arlington, Virginia 22201, through July 31, 2011. Lease payments were $7,756 per month from July 1, 2010 through December 31, 2010 and $7,503 per month from January 1, 2011 through July 31, 2011, including taxes and utilities. The Company and FRES moved offices on August 1, 2011, leasing approximately 750 square feet through July 31, 2012 at a cost of $99,216 through that date, including taxes and utilities.
Timios leases approximately 8,000 square feet of office space at 5716 Corsa Ave., Suite 102, Westlake Village, CA 91362, which serves as its executive and administrative offices. Lease payments are $14,157 per month. The lease payments are inclusive of taxes and utilities. The cumulative lease payment for the remainder of the lease will be approximately $346,000. The lease expires on August 31, 2013.
Timios also leases approximately 4,000 square feet of office space at 2201 West Plano Parkway, Suite 175, Plano, TX 75075, which serves as a regional administrative office. Lease payments are approximately $7,317 per month. The lease payments are inclusive of taxes and utilities. The cumulative lease payment for the remainder of the lease will be approximately $88,000. The lease expires on July 31, 2012.

Timios also leases approximately 4,000 square feet of office space at 16300 Katy Freeway, Suite 210, Houston, TX 77084, which is currently sublet to an unrelated company. Lease payments are approximately $1,848 per month. The lease payments are inclusive of taxes and utilities. The cumulative lease payment for the remainder of the lease will be approximately $30,000. The lease expires on December 31, 2012.
DSUSA leases approximately 5,908 square feet of office space at 5111 Commerce Crossing Drive, Suite 210, Louisville, KY 40229, which serves as its executive and administrative offices. Lease payments are approximately $7,691 per month. The lease payments are inclusive of taxes and utilities. The cumulative lease payment for the remainder of the lease will be approximately $184,582. The lease expires on September 30, 2013.
We believe that our existing facilities are adequate to accommodate our business needs.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we may be involved in routine legal proceedings incidental to the conduct of our business. We are subject to certain claims and lawsuits typically filed against real estate services companies, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties may seek damages that exceed our insurance coverage or for which we are not insured. Management’s opinion is that the resolution of any potential claim does not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently traded on the OTC Bulletin Board under the ticker symbol “HOMS.OB.” The following table sets forth, for the calendar quarters indicated, the high and low closing bid prices of our shares of common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. This information was obtained from Bloomberg L.P.

Fiscal Year 2011	High	Low
4th Quarter (April — June 2011)	$0.0285	$0.017
3rd Quarter (January — March 2011)	$0.031	$0.0131
2nd Quarter (October — December 2010)	$0.027	$0.011
1st Quarter (July — September 2010)	$0.032	$0.020

Fiscal Year 2010	High	Low
4th Quarter (April — June 2010)	$0.063	$0.035
3rd Quarter (January — March 2010)	$0.130	$0.055
2nd Quarter (October — December 2009)	$0.190	$0.111
1st Quarter (July — September 2009)	$0.215	$0.115
Holders of our Common Stock
As of September 30, 2011, there were approximately 360 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information as of June 30, 2011, concerning our equity compensation plans:

Number of
securities
	Number of		remaining
	securities to	Weighted	available for
	be issued	average	future
	upon exercise	exercise price	issuance under
	of	of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	250,000	$0.120	6,950,000	(1)
Equity compensation plans not approved by security holders (2)(3)	11,440,000	$0.061	64,958,310	(1)

Total	11,690,000	$0.063	71,508,310

(1)	6,950,000 options available for future issuance pursuant to the Company’s 2005 Stock Option Plan (the “2005 Plan”) and 64,958,310 options available for future issuance pursuant to the Company’s 2008 Stock Option Plan (the “2008 Plan”).

(2)	Includes 10,000,000 non-qualified options to purchase common stock to our non-employee directors pursuant to the Company’s 2008 Plan.

(3)	Includes 1,440,000 non-qualified options to purchase common stock issued to our non-employee directors.
Additional information regarding our stock-based compensation awards outstanding and available for future grants as of June 30, 2011 is presented in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	SELECTED FINANCIAL DATA
This item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements in this Management’s Discussion and Analysis and Results of Operation and elsewhere in this Annual Report on form 10-K that are not statements of historical or current fact constitute “forward-looking statements.”
Overview
Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997 under the name “Celerity Systems, Inc.” In 2005, we changed our business plan to primarily seek acquisitions of and joint ventures and, since then, have operated solely as a provider of specialized technology-based radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. Our corporate headquarters is located in Arlington, Virginia.
In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of a majority interest in an intermediary holding company that owns, through another intermediary company, two companies, one engaged in title and escrow services for mortgage origination refinance, reverse mortgages and deed-in-lieu transactions, and the other in real estate-owned liquidation services to institutional real estate owned, or REO, customers.
In early 2011, we had announced that we were considering strategic alternatives to retire part or all of our debt, including the sale of one or all of our current subsidiaries. Accordingly, we developed a coordinated plan to dispose of our current operations and use the proceeds from the sale of our subsidiaries to retire our debt to YA. As part of this plan, we hired financial advisors to assist us in identifying solutions and these advisors identified possible buyers for Safety and CSS Management Corp. (formerly, Corporate Security Solutions, Inc.), or CSS, a wholly-owned subsidiary of NTG Management Corp. (formerly, Nexus Technologies Group, Inc.), or NTG, a majority-owned subsidiary of the Company.
Subsequent to year-end, the Company plans to conduct its continuing operations through one majority-owned subsidiary. On July 6, 2011, the Company formed Holdings and through Holdings on July 19, 2011 entered into a shareholder’s agreement to acquire eighty percent (80%) of FRES, a company involved in the real estate services industry. On July 5, 2011 and on July 29, 2011, FRES, through a newly formed subsidiary DSUSA, acquired substantially all the assets of Default Servicing, Inc and 100% of the stock of Timios, Inc., respectively.
The Company expects to grow these businesses both organically and by acquisitions. The Company continues to target growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on growth opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues, develop superior management, build infrastructure and improve cash flows.
Results of Continuing Operations
The discussion below reflects the consolidated accounts of the Company’s continuing operations only as of June 30, 2011 and 2010. Safety, NTG and PMX are discussed below under Discontinued Operations. All intercompany balances and transactions related to discontinued operations have been eliminated.
The Company has measured the impact of inflation and changing prices on operating expenses and net income for 2011 and 2010, the financial periods included in this Annual Report on Form 10-K. We have concluded that there has not been a material impact to our financial position, results of operations or cash flows from inflation or changing prices during 2011 or 2010.

Year Ended June 30, 2011 as Compared to the Year Ended June 30, 2010
Operating expenses from continuing operations
For the twelve months ended June 30, 2011, the Company’s continuing operations recorded operating expenses of $2,947,395 as compared to $2,480,103 recorded for the twelve months ended June 30, 2010.
The increase of $467,292, or 18.8%, was primarily due to the increase in professional services, mainly legal expenses related to acquisition and disposal activities, offset by a decrease in non cash compensation in 2011.
Other income and expense from continuing operations
For the twelve months ended June 30, 2011, the Company’s continuing operations recorded net other expenses of $2,249,997 as compared to net other expenses of $2,291,004 recorded for the twelve months ended June 30, 2010. The decrease in net other expenses of $41,007 are further outlined below by functional line item:

	Year Ended June 30,
	2011	2010	(Increase)	Decrease
Interest expense	$2,003,558	$1,877,204	$(126,354)	6.7%
Amortization of debt offering costs	—	335,683	335,683	—
Amortization of debt discount	—	34,053	34,053	—
Impairment losses	308,213	104,997	(203,216)	193.5%
Interest and other income	(61,774)	(60,933)	841	1.4%

	$2,249,997	$2,291,004	$41,007	(1.8%)

The overall decrease in net other expenses of $41,007, or 1.8%, mainly reflects the increase in interest expense of $126,354, the increase of impairment losses of 203,216, offset by the absence in 2011 of the amortization for debt offering costs and debt discount which was fully amortized in 2010.
Net loss from continuing operations
As a result of the foregoing, the Company’s continuing operations recorded a net loss of $5,197,392 for the twelve months ended June 30, 2011 as compared to a net loss from continuing operations of $4,771,107 for the twelve months ended June 30, 2010.
Discontinued Operations
As previously indicated in this Annual Report on Form 10-K and as of the date of this filing, the Company has a single coordinated plan to dispose of Safety, NTG and PMX. The Company has either committed to sell, sold or transferred its entire interests in these operating subsidiaries related to its homeland security business segment. As a result of these pending or completed transactions, which had been previously contemplated, the Company has recorded the results of operations of these subsidiaries as discontinued operations, assets and liabilities have been separated on the balance sheet and cash flows have been separated on the statement of cash flows at June 30, 2011 and 2010, in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP.
The table below reflects certain information regarding discontinued operations:

	Years Ended June 30,
	Safety		NTG		PMX		Total
	2011	2010	2011	2010	2011	2010	2011	2010

Net income	1,144,175	5,736,294	44,604	1,619,632	236,622	48,768	1,425,401	7,404,694

Tax effect	217,392	425,182	—	165,048	—	—	217,392	590,230

Discontinued operations	926,783	5,311,112	44,604	1,454,584	236,622	48,768	1,208,009	6,814,464

Liquidity and Capital Resources
From August 2005 through March 2008, the Company operated and acquired businesses using funding from issuance of its common stock, preferred stock and convertible debt to YA Global Investments, L.P. (YA) (formerly known as Cornell Capital, L.P.) totaling approximately $23,250,000. At June 30, 2011, the Company owed YA approximately $19,725,040, including accrued interest. In March 2008, the total debt was consolidated into three notes, each with a maturity date of March 14, 2010. This due date was initially extended to October 1, 2010 and it was subsequently extended to July 15, 2011, by which time the Company had expected to sell Safety, NTG and PMX and retire the debt. Since neither Safety, NTG nor PMX were sold by this date, YA agreed to a forbearance until August 31, 2011 and then subsequently agreed to an extension of the forbearance period until September 14, 2011. On August 19, 2011, $1,733,917 of the proceeds from the sale of NTG was paid to YA. Unless and until the Company sells Safety, it cannot repay this debt. Upon the expiration of the forbearance period, the Company is subject to foreclosure without notice. Since September 15, 2011 and until the date of this filing, YA has not notified the Company of its intention to foreclose on the assets of the Company, all of which are pledged as collateral for its debt. Such a foreclosure would have a material adverse effect on the Company’s continuing operations, its liquidity, its capital resources and its stockholders.
The Company had cash on hand of $3,494,256 at June 30, 2011 and $1,892,429 at June 30, 2010. Our primary needs for cash are to repay debt and fund our ongoing operations. Our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We do not have sufficient capital on hand to repay our debt nor are we able to internally generate sufficient capital to repay our debt at this time. We will require significant additional capital in order to repay our debt, fund our operations and to make additional acquisitions.
During the year ended June 30, 2011, the Company’s operations had a net increase in cash of $1,664,827. The Company’s continuing sources and uses of funds were as follows:
Cash Flows From Operating Activities
We provided net cash of $4,985,446 in our operating activities during the year ended June 30, 2010, primarily provided by our subsidiaries Safety and NTG in their ongoing operations.
Cash Flows From Investing Activities
We provided net cash of $831,863 in our investing activities during the year ended June 30, 2011, consisting of the proceeds from the disposal of fixed assets in the amount of $1,562,825, offset by the purchase of fixed assets of $730,962, mainly by Safety and NTG.
Cash Flows From Financing Activities
We used cash of $4,183,035 in financing activities during the year ended June 30, 2010, consisting of net repayments on Safety’s line of credit of $2,162,000, repayments of bank notes of $1,156,955, repayments of related party debt of $500,000, $216,200 for the repurchase of stock options outstanding at Safety and $147,880 for distributions to non-controlling interests.
As of June 30, 2011, the Holding Company had a net working capital deficit of $9,531,622.
Off-Balance Sheet Arrangements
Safety, in the normal course of business, is required to post a performance bond on certain projects. Typically, the bonding or surety company who posts the bond on Safety’s behalf will require collateralization of their potential liability for posting the bond. Through June 30, 2011, our President has guaranteed this potential liability.
The Company recognizes the potential exposure to our President and, on January 1, 2011, entered into an agreement with him and his spouse, indemnifying them against any liabilities they may endure as a result of collateralizing Safety’s bonding requirements. At June 30, 2011, the amount of possible indemnification to the President and his spouse was approximately $13,000,000.

Critical Accounting Policies and Estimates Used in Continuing and Discontinued Operations
Revenue Recognition — The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:
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
Foreign Operations — Safety and Ecology Corporation Limited, or SECL, a United Kingdom corporation, is wholly-owned by Safety. The financial statements of SECL are included in discontinued operations. The financial statements of SECL are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for results of operations. The related translation adjustments are reported as discontinued operations.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Estimates are used when accounting for amounts recorded in revenue when applying percentage of completion accounting, fair value determination of assets and liabilities, impairment of long-lived assets (including goodwill and other intangible assets), collectability of accounts receivable, share based compensation assumptions and valuation allowance related to deferred tax assets.
The estimates we make are subject to several factors including management’s judgment, the industry in which we conduct our operations, the overall economy, market valuations concerning certain assets and liabilities and the government. Although we believe our estimates take into consideration the effect of these various factors, uncertainty still exists in such estimates and actual results may differ from our estimates.
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

Recognition of Losses on Receivables — Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts. Net accounts receivable are included in “Current assets related to discontinued operations.”
Investments in Assets Held for Sale — The Company classifies certain investments in marketable securities as “assets held for sale”. Under this classification securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.
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
Valuation of Stock Options and Warrants — The valuation of stock options and warrants granted to unrelated parties for services are measured at the earlier of: (i) the dates at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (ii) the date the counterparty’s performance is complete.
Goodwill — Goodwill on acquisition is initially measured as the excess of the cost of the business acquired, including directly related professional fees, over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities. The Company’s acquisition of Safety in March of 2008 resulted in the recording of $6,403,982 as goodwill after the final allocation of the purchase price of the acquisition. All of the goodwill recorded on the Company’s consolidated balance sheet is allocated to Safety.
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
Any impairment of goodwill based on the above calculations is recognized immediately in the income statement and is not subsequently reversed. At June 30, 2011, no goodwill impairment has been recognized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of June 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure because of the material weakness described below under “Management’s Annual Report on Internal Control over Financial Reporting.”
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13A-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
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
Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework set forth in the reporting entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of June 30, 2011.

The Chief Executive Officer and the Chief Financial Officer determined that material information was omitted in determining whether contracts were in a loss position and such missing information would have caused a material misstatement within our financial statements.
The Chief Executive Officer and the Chief Financial Officer have undertaken a review of the current policies and procedures used in contract accounting and determined that changes to the policies and procedures, along with additional training of the employees responsible for applying such policies and procedures, will prevent such material weaknesses from occurring in the future.
Attestation Report of the Independent Registered Public Accounting Firm
This item is not applicable to smaller reporting companies.
Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Set forth below are, as of September 30, 2011, the names of our executive officers and directors, their ages, their positions, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. In addition, the following paragraphs include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Name	Age	Position

C. Thomas McMillen	59	Chief Executive Officer and Chairman of the Board of Directors

Christopher P. Leichtweis	52	President and Director

Michael T. Brigante	57	Senior Vice President of Finance and Chief Financial Officer

Zev E. Kaplan	59	Director

Philip A. McNeill	52	Director
C. Thomas McMillen. Mr. McMillen has served as the Company’s Chief Executive Officer and Chairman of the Board since August 30, 2005 and served as the Company’s President from August 30, 2005 until March 19, 2008. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., FIGI.PK), and from January 2007 until August 2009, he served as Vice Chairman and director. From October 2007 until October 2009, Mr. McMillen served as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation, (now Ultimate Escapes, Inc. OTCBB: ULEIQ.PK) and from October 2009 to December 2010 as a director and from November 2009 to December 2010 as Vice Chairman. Ultimate Escapes, Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware in September 2010. In March 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, a merchant bank and one of our stockholders since 2003. Mr. McMillen also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. Mr. McMillen has also been an independent consultant throughout his career. In addition, from 1987 through 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.
Mr. McMillen is qualified for service on our Board of Directors based on his many years of senior executive experience in the homeland security industry, including his experiences as a successful businessman, Congressman and Presidential appointee.

Christopher P. Leichtweis. Mr. Leichtweis has served as the Company’s President and as a director of the Company since March 19, 2008. In addition, Mr. Leichtweis has been serving as Chairman and Chief Executive Officer of Safety & Ecology Holdings Corporation since 1991. Mr. Leichtweis founded Safety in 1991 and over the last decade has grown the Company to its present state of over $70 million in revenue. Prior to founding Safety, Mr. Leichtweis served in various engineering and management positions at Bechtel National and Bechtel Environmental, Inc. a global engineering and construction Company starting in 1985 and was a key contributor to the environmental clean-up of major federal nuclear legacy programs. He currently serves on the board of directors of his undergraduate University’s Foundation Board (SUNY Brockport). Mr. Leichtweis received a Bachelor of Science in Physics from SUNY Brockport and a Masters of Business Administration from the University of Tennessee and is a Certified Industrial Hygienist. Mr. Leichtweis was nationally recognized as the Southeast United States 2005 Ernst & Young Entrepreneur of the Year award.
Mr. Leichtweis is qualified for service on our Board of Directors based on his 26 years of environmental remediation experience, including his extensive background in managing a growing company for 20 years.
Michael T. Brigante. Mr. Brigante has served as the Company’s Vice President of Finance since July 14, 2006 and the Company’s Chief Financial Officer since May 10, 2007. Mr. Brigante is a director of each of the Company’s subsidiary boards of directors. In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a FINRA registered broker dealer, which were both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From July 1999 until December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies, which he founded. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante received a Bachelor of Science degree in Accounting and Economics from James Madison University and is a Certified Public Accountant.
Zev. E. Kaplan. Mr. Kaplan has served as a director of the Company since December 30, 2005. Mr. Kaplan is the founder of a law firm concentrating its practice in the areas of transportation, infrastructure, government relations, business and administrative law. Mr. Kaplan was Associate General Counsel to Global Cash Assess, Inc., a NYSE traded company from August 2008 to August 2009. Mr. Kaplan previously served as General Counsel to Cash Systems Inc., a publicly traded company in the financial services business, a position he has held from March 2005 to August 2008. From April 1995 to the present, Mr. Kaplan has been General Counsel to the Regional Transportation Commission of Southern Nevada, where he played a key policy role in the start-up of the local transit systems and their facilities. In addition, Mr. Kaplan has had a key role in the planning and financing of numerous major public infrastructure projects in Las Vegas. Prior to starting his law firm, Mr. Kaplan spent 15 years in government service in the following capacities: Senior Deputy District Attorney with the Clark County District Attorney’s Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Kaplan received his Juris Doctor from Southwestern University School of Law and attended Georgetown University for post-graduate legal studies; received a Masters Business Administration from the University of Nevada, Las Vegas; and received a Bachelor of Science from the Smith School of Business at the University of Maryland in 1974.
Mr. Kaplan is qualified for service on our Board of Directors based on his extensive legal experience, which includes various positions serving governmental agencies at the federal and state level.
Philip A. McNeill. Mr. McNeill has served as a director of the Company since December 30, 2005. Mr. McNeill is a Managing Partner and the Chief Investment Officer of SPP Mezzanine Partners II, LLC, the Manager of the SPP Mezzanine family of Funds, a position he has held since November 2003. Prior to forming SPP Mezzanine Partners, Mr. McNeill served as Managing Director of Allied Capital Corporation, where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in 1998 until he left Allied Capital in 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the SBIC investment division of M&T Bank, where he was a Vice President of M&T Capital/M&T Bank and an investment professional from 1988 to 1993. From October 2007 until October 2009, Mr. McNeill also served as a director of Secure America Acquisition Corporation, (now Ultimate Escapes, Inc. OTCBB: ULEIQ.PK). Ultimate Escapes, Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware in September 2010. Mr. McNeill graduated from Syracuse University in 1981 with a Bachelor of Science in Business Administration, with concentrations in Accounting, Finance, and Law & Public Policy. Mr. McNeill earned his Masters Business Administration from Harvard Business School in 1985.

Mr. McNeill is qualified for service on our Board of Directors based on his experience with middle-market companies, his financial background and his current position serving as managing partner and investment officer for an investment fund.
Term of Office
Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors.
Director Nominations
Generally, directors are recommended to the Company by senior management or currently serving directors. On occasion, as the Company enters an industry sector not familiar to the current management or directors, the Company will seek outside recommendations for industry experts to consider as potential director nominees.
Family Relationships
To our knowledge, there are no family relationships; as such term is defined in item 401(d) of Regulation S-K, among any of the directors or executive officers of the Company.
Involvement in Certain Legal Proceedings
To our knowledge, none of the Company’s directors or executive officers has been involved in legal proceedings over the past ten years that are material to an evaluation of his ability or integrity to serve as a director or executive officer of the Company.
Corporate Governance
Committees of the Board of Directors and Meetings
Audit Committee. Philip A. McNeill (Committee Chairman) and Zev E. Kaplan serve as members of the Audit Committee. They are independent members of the Board of Directors and our Board of Directors has determined that Mr. McNeill satisfies the criteria for an “audit committee financial expert” under Item 407 of Regulation S-K. Each Audit Committee member is able to read and understand fundamental financial statements, including our Company’s consolidated balance sheet, statement of operations and statement of cash flows. The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall quality of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit and to discuss the audited financial statements.
The charter for our Audit Committee can be found on our website at www.hscapcorp.com under the tab, “Investor Relations.”
AUDIT COMMITTEE REPORT
The members of the Audit Committee, which is comprised of two directors, have been appointed by the Board of Directors. The current members of the Committee are Messrs. Philip A. McNeill (Chairman) and Zev E. Kaplan.

The Audit Committee reviews the scope and timing of the independent registered public accounting firm’s audit and other services, and their report on our financial statements following completion of their audits. The Audit Committee also makes annual recommendations to the Board of Directors regarding the appointment of independent registered public accounting firms for the ensuing year. The Audit Committee operates under a written Audit Committee Charter.
Management is responsible for the preparation of our financial statements and the independent registered public accounting firm has the responsibility for the examination of those statements. The Audit Committee reviewed our audited financial statements for the year ended June 30, 2011 and met with both management and our external accountants to discuss those financial statements. Management and the independent registered public accounting firm have represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee also considered taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee deemed appropriate.
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
Based upon the reviews and discussions described in this Audit Committee Report, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended June 30, 2011 for filing with the Securities and Exchange Commission.
RESPECTFULLY SUBMITTED,
THE AUDIT COMMITTEE
Philip C. McNeill, Chairman
Zev E. Kaplan
Compensation Committee. Zev E. Kaplan (Committee Chairman) and Philip A. McNeill serve as members of the Compensation Committee. Both are independent members of the Board of Directors. The Compensation Committee met 9 times in fiscal year 2011.
Meeting Attendance. During the fiscal year ended June 30, 2011, there were seventeen meetings of our Board of Directors, and the various committees of the Board of Directors met a total of thirteen times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees on which he served during the fiscal year ended June 30, 2011.
Board Leadership Structure
Mr. McMillen serves as the Chairman of our Board of Directors and Chief Executive Officer and Mr. Leichtweis serves as our President. The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. The Board of Directors has determined that having the Company’s Chief Executive Officer serve as Chairman is in the best interest of the Company’s stockholders at this time. This structure makes the best use of the Chief Executive Officer’s extensive knowledge of the Company and its industry, as well as fostering greater communication between the Company’s management and the Board of Directors. In addition, the Chairman can provide the President with guidance and feedback on his performance and allows the Chairman to focus on stockholder interests and corporate governance while providing Mr. Leichtweis with the ability to focus his attention on managing our day-to-day operations. As Mr. McMillen has significant senior level industry experience, he is particularly well-suited to serve as Chairman.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) filing filings were timely filed during the twelve-month period ended June 30, 2011, except that two reports on Form 4, covering an aggregate of two transactions were filed late by C. Thomas McMillen and Michael T. Brigante.
Code of Ethics
On March 16, 2004, the Board of Directors of the Company adopted a written Code of Ethics that applies, among others, to our principal executive officer and principal financial officer and is designed, among other things, to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. Our Code of Ethics can be found on our website at: www.hscapcorp.com. The Code of Ethics will be made available to our stockholders, without charge, upon request, in writing to the Corporate Secretary at 4601 North Fairfax Drive, Suite 1200, Arlington, Virginia 22203, Attention: Michael T. Brigante, Chief Financial Officer. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.
Stockholder Communications to the Board of Directors
Generally, stockholders who have questions or concerns should contact the Chief Financial Officer at (703) 528-7073 or email at MBrigante@hscapcorp.com. Stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Chairman, Homeland Security Capital Corporation, 4601 North Fairfax Drive, Suite 1200, Arlington, Virginia, 22203. All stockholder communications will be considered by the independent members of our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows the compensation paid or accrued during the last two fiscal years ended June 30, 2011 and 2010 to (1) our Chief Executive Officer, (2) our Vice President of Finance and Chief Financial Officer, and (3) our next most highly compensated executive officer, other than our Chief Executive Officer and our Vice President of Finance and Chief Financial Officer, who earned more than $100,000 during the year ended June 30, 2011.

					Non-
					Equity	Non-qualified
					Incentive	Deferred
				Options	Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Compensation(2)	Earnings	Compensation(3)		Total

C. Thomas McMillen,	2011	$304,167	$300,000	—	—	$20,000	$23,090	(4)	$647,257
Chairman of the Board and Chief Executive Officer	2010	$300,000	—	$678,356	—	—	$20,122	(4)	$999,478

Michael T. Brigante	2011	$229,375	$200,000	—	—	$20,000	$720		$450,095
Vice President of Finance and Chief Financial Officer	2010	$222,500	—	$118,712	—	—	—		$341,212

Christopher P. Leichtweis	2011	$323,220	$100,000	—	$6,111	—	$17,354		$446,685
President and Chief Executive Officer of Safety & Ecology	2010	$312,000	$100,000	—	$6,111	—	$17,354		$435,465

1.	These amounts represent the dollar amount recognized for financial statement reporting purposes for the fair value of option awards with respect to the fiscal years 2010 and 2011 in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our consolidated financial statements included elsewhere in this annual report. 2. Reflects Company contributions to a 401(k) plan.

3.	Reflects Company-paid health, life and disability insurance.

4.	Includes $12,000 of car allowance.
Narrative Disclosure to Summary Compensation Table
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
On June 15, 2011, the Company entered into a new employment agreement with Mr. McMillen (the “McMillen Agreement”). The McMillen Agreement has an initial term of one year and is automatically renewable for additional consecutive one year terms, unless at least ninety days written notice is given by either the Company or Mr. McMillen prior to the commencement of the next renewal term. The McMillen Agreement also provides that Mr. McMillen will continue to serve as Chairman of the Board of Directors of the Company so long as he is with the Company, with no additional compensation, subject to any required approvals.
The McMillen Agreement provides for an annual base salary of $350,000, effective June 1, 2011, and an annual discretionary bonus of up to 100% of Mr. McMillen’s base salary based upon the achievement of targeted annual performance objectives to be established by the Compensation Committee of the Board, in consultation with Mr. McMillen. In addition, Mr. McMillen is eligible for a one-time special bonus in an amount equal to $726,665 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the McMillen Agreement). The special bonus shall be reduced by the amount of principal and interest now owed by Mr. McMillen, as a result of his stepping in as guarantor of the obligations of Secure America Acquisition Holdings LLC pursuant to that certain promissory note, dated June 1, 2007, by and between the Company and Secure, which is now in default (the “Note”). The Company is also obligated to waive all events of default and amend the maturity date under the Note to the earlier of (i) December 31, 2011, (ii) a change of control of the Company, and (ii) the termination date of McMillen Agreement. Mr. McMillen has agreed to forfeit his pre-existing option to purchase 55,800,000 of the Company’s shares of common stock.
The McMillen Agreement also provides for a monthly automobile allowance in an amount equal to $1,000, a matching contribution to his 401(k) account consistent with the plan up to the maximum amount allowable under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), other benefits provided to other senior executives of the Company, actual and reasonable out-of-pocket expenses and reimbursement for attorney’s fees actually incurred by Mr. McMillen in connection with the review of his employment agreement of up to an amount equal to $10,000.
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
In connection with the successful completion of the Safety acquisition, Mr. Brigante’s base salary was increased to $217,500 effective March 1, 2008 and, on July 30, 2008, he was granted options to purchase 8,750,000 shares of common stock, as described in more detail below, without any changes to the remaining terms of his employment agreement as then in effect.
On February 1, 2010, Mr. Brigante’s base salary was increased to $227,500 effective January 1, 2010. The increase was in connection with Mr. Brigante’s continued service as Chief Executive Officer of NTG. No other terms in his employment agreement were changed as then in effect.
On May 10, 2010, Mr. Brigante’s employment agreement was automatically extended for a one-year period without any changes to the terms of the agreement as then in effect.
On June 15, 2011, the Company entered into a new employment agreement with Michael T. Brigante (the “Brigante Agreement”). The Brigante Agreement has an initial term of one year and is automatically renewable for additional consecutive one year terms, unless at least ninety days written notice is given by either the Company or Mr. Brigante prior to the commencement of the next renewal term.

The Brigante Agreement provides for an annual base salary of $250,000, effective June 1, 2011, and an annual discretionary bonus of up to 50% of Mr. Brigante’s base salary based upon the achievement of targeted annual performance objectives to be established by the Compensation Committee of the Board of Directors, in consultation with Mr. McMillen and Mr. Brigante. In addition, Mr. Brigante is eligible for a one-time special bonus in an amount equal to $124,462.66 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the Brigante Agreement). Mr. Brigante has agreed to forfeit his pre-existing option to purchase 9,500,000 of the Company’s shares of common stock.
The Brigante Agreement also provides for a monthly automobile allowance in an amount equal to $500 (provided that Mr. Brigante does not use a vehicle provided by the Company), a matching contribution to his 401(k) account consistent with the plan up to the maximum amount allowable under Section 401(k) of the Code, use of the Company’s corporate apartment in Washington D.C., and if the Company no longer maintains the apartment, a monthly housing allowance up to the amount that the Company paid to maintain the corporate apartment, other benefits provided to other senior executives of the Company, actual and reasonable out-of-pocket expenses and reimbursement for attorney’s fees actually incurred by Mr. Brigante in connection with the review of his employment agreement of up to an amount equal to $10,000.
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
On March 14, 2011, Safety and Mr. Leichtweis agreed to extend the employment contract until July 15, 2011 under the same terms.
The 2005 Stock Option Plan. On August 29, 2005, the Board adopted a stock option plan, or the 2005 Plan, under which the Company reserved 7,200,000 shares of common stock for issuance. Participants eligible under the 2005 Plan are officers and key employees. There were a total of 250,000 options issued and outstanding under the 2005 Plan at June 30, 2011.
The 2008 Stock Option Plan. On July 30, 2008, the Board adopted a stock option plan, or the 2008 Plan, under which the Company reserved 75,000,000 shares of common stock for issuance. Participants eligible under the 2008 Plan are officers, key employees and directors. There were a total of 10,000,000 options issued and outstanding under the 2008 Plan at June 30, 2011.
The table below reflects the activity and assumptions with respect to the 2005 Plan and the 2008 Plan through June 30, 2011:

							Options
						Options Vesting	Expected to	Options
	Total	Options	Options	Options	Options	Quarterly-	be	Available
Option	Options in	Vested at	Forfeited at	Exercised	Outstanding	Next 4 Quarters	outstanding	for Grant
Plan	the Plan	6/30/10	6/30/11	at 6/30/11	at 6/30/11	Through 6/30/11	at 6/30/12	at 6/30/11

2005 Plan	7,200,000	6,800,000	(6,550,000)	—	250,000	—	250,000	6,950,000
2008 Plan	75,000,000	73,750,000	(63,750,000)	—	10,000,000	—	10,000,000	65,000,000
Mr. McMillen and Mr. Brigante forfeited 5,800,000 and 750,000 options in the 2005 Plan, respectively, in connection to signing their employment agreements on June 15, 2011. Mr. McMillen and Mr. Brigante forfeited 50,000,000 and 8,750,000 options in the 2008 Plan, respectively, in connection to signing their employment agreements on June 15, 2011. Mr. Griffin, our former director, forfeited 5,000,000 options in the 2008 Plan upon his resignation as a Director on May 27, 2011. For additional information on the Company’s option plans, please refer to Note 11 to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End
At June 30, 2011, the Company did not have any outstanding equity awards, including non-performance based awards, to each of the executive officers named in the Summary Compensation Table.
Nonqualified Deferred Compensation
The Company does not have any non-qualified deferred compensation plans.
Potential Payments Upon Termination or Change-In-Control
We have entered into agreements that require us to make payments and/or provide benefits to certain of our executive officers in the event of a termination of employment or change-in-control.
The following summarizes the potential payments to each named executive officer with whom we have entered into such an agreement, assuming that one of the events identified below occurs.
C. Thomas McMillen
On June 15, 2011, the Company and Mr. McMillen entered into an employment agreement. The agreement is terminable by the Company for cause or upon ninety days prior written notice without cause and by Mr. McMillen for good reason (as such terms are defined in the agreement) or upon ninety days prior written notice without good reason. If the Company terminates Mr. McMillen without cause or Mr. McMillen terminates his employment for good reason during the term of employment, then the Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, (ii) the base salary that the Mr. McMillen would have received had he remained employed through the expiration date of his agreement, (iii) a pro-rated bonus, if any, (iv) the special bonus described above and the bonus from the prior year, if unpaid, (v) health and/or dental insurance coverage pursuant to COBRA until the date that is one year following the termination date or until Mr. McMillen is eligible for comparable coverage with a subsequent employer, whichever occurs first, and (vi) any accrued, but unpaid compensation prior to the termination. If the Company terminates Mr. McMillen without cause or Mr. McMillen terminates his employment for good reason following the expiration date, then the Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, and (ii) any accrued, but unpaid compensation prior to the termination.
The agreement is terminable by the Company for cause or upon ninety days prior written notice without cause and by Mr. McMillen for good reason (as such terms are defined in the agreement) or upon ninety days prior written notice without good reason. If the Company terminates Mr. McMillen without cause or Mr. McMillen terminates his employment for good reason during the term of employment, then the Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, (ii) the base salary that the Mr. McMillen would have received had he remained employed through the expiration date of his agreement, (iii) a pro-rated bonus, if any, (iv) the special bonus and the bonus from the prior year, if unpaid, (v) health and/or dental insurance coverage pursuant to COBRA until the date that is one year following the termination date or until Mr. McMillen is eligible for comparable coverage with a subsequent employer, whichever occurs first, and (vi) any accrued, but unpaid compensation prior to the termination. If the Company terminates Mr. McMillen without cause or Mr. McMillen terminates his employment for good reason following the expiration date, then the Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, and (ii) any accrued, but unpaid compensation prior to the termination.
In addition, Mr. McMillen is eligible for a one-time special bonus in an amount equal to $726,665 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company. The special bonus shall be reduced by the amount of principal and interest now owed by Mr. McMillen, as a result of his stepping in as guarantor of the obligations of SAAH pursuant to that certain promissory note, dated June 1, 2007, by and between the Company and SAAH, which is now in default. “Change in control” is defined as the earlier of December 31, 2011, or a change in control, which is defined as the date (i) that any one person (for purposes herein, “person” includes an individual or entity), or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons), assets from the Company that have a total gross fair market value equal to or more than forty percent (40%) of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions (which, for the sake of clarity, includes the sale of the Company’s Safety and Ecology Corporation subsidiary); (ii) that any one person, or more than one person acting as a group, is or becomes the beneficial owner, directly or indirectly, of forty percent (40%) or more of the voting stock of the Company; or (iii) of a consummation of a merger, consolidation, share exchange or similar form of corporate reorganization (a “Business Combination”) of the Company with or into any other entity other than a Business Combination in which the shares of the Company outstanding immediately before such Business Combination are exchanged or converted into or constitute shares which represent sixty (60%) or more of the surviving entity’s voting capital stock after such Business Combination. Notwithstanding the foregoing, under no circumstances shall a Change of Control occur under this Agreement if it results from the sale of the Company’s assets to an entity in which more than fifty percent (50%) of the total voting power is owned by the Company’s shareholders (individually or in the aggregate) who own (individually or in the aggregate), more than fifty percent (50%) of the total voting power of the Company.

Michael T. Brigante
On June 15, 2011, the Company and Mr. Brigante entered into an employment agreement. The agreement is terminable by the Company for cause or upon ninety days prior written notice without cause and by Mr. Brigante for good reason (as such terms are defined in the agreement) or upon ninety days prior written notice without good reason. If the Company terminates Mr. Brigante without cause or Mr. Brigante terminates his employment for good reason during the term of employment, then the Company will pay Mr. Brigante: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, (ii) the base salary that the Mr. Brigante would have received had he remained employed through the expiration date of his agreement, (iii) a pro-rated bonus, if any, (iv) the special bonus and the bonus from the prior year, if unpaid, (v) health and/or dental insurance coverage pursuant to COBRA until the date that is one year following the termination date or until Mr. Brigante is eligible for comparable coverage with a subsequent employer, whichever occurs first, and (vi) any accrued, but unpaid compensation prior to the termination. If the Company terminates Mr. Brigante without cause or Mr. Brigante terminates his employment for good reason following the expiration date, then the Company will pay Mr. Brigante: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, and (ii) any accrued, but unpaid compensation prior to the termination.
In addition, Mr. Brigante is eligible for a one-time special bonus in an amount equal to $124,462.66 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the agreement).
The following table outlines the potential payments that would be made to Messrs. McMillen and Brigante, assuming separation from the Company on June 30, 2011 under the following circumstances:

				Involuntary		Involuntary
	Involuntary	By Executive		Termination		Termination
	Termination without	for Good Reason		without cause	By Executive	For cause or
Payments and	cause before a	before a change	Change In	after a change in	for Good Reason after	without Good
Benefits	change in control	in control	Control	control	a change in control	Reason(5)
C. Thomas McMillen
Base Salary(1)	$670,833	$670,833	—	$670,833	$670,833	$29,167
Annual Bonus(2)	$350,000	$350,000	—	$350,000	$350,000	—
Special Bonus	—	—	$726,665	$726,665	$726,665	—
Other Benefits(3)	$43,600	$43,600	—	$43,600	$43,600	—
Michael T. Brigante
Base Salary(1)	$479,167	$479,167	—	$479,167	$479,167	$20,833
Annual Bonus(2)	$125,000	$125,000	—	$125,000	$125,000	—
Special Bonus	—	—	$124,463	$124,463	$124,463	—
Other Benefits(4)	$37,600	$37,600	—	$37,600	$37,600	—

(1)	Represents the balance of the annual salary for the calendar year plus one year’s base salary.

(2)	Payable at the sole discretion of the Board of Directors and represents the maximum amount payable, or 100% of base salary. Amount will be prorated upon happening of certain circumstances set forth in Employment Agreement.

(3)	Represents $1,000 per month automobile allowance, $22,000 in company matching contributions to the employee’s 401(k), and an aggregate of $9,600 in life, dental, long term care and disability coverage.

(4)	Represents $500 per month automobile residual value, $22,000 in company matching contributions to the employee’s 401(k), and an aggregate of $9,600 in life, dental, long term care and disability coverage.

(5)	Represents payments owed regardless of whether such triggering events take place before or after a change in control.
Golden Parachute Compensation
The table below sets the potential golden parachute compensation that Christopher P. Leichtweis would have received, assuming the consummation of the sale of Safety occurred on June 30, 2011:

					Tax
		Equity	Pension/	Perquisites/	Reimbursements	Other
Name	Cash ($)	($)(1)	NQDC($)	Benefits($)	($)	($)	Total($)
Christopher P. Leichtweis	$100,000.00	—	—	—	—	—	$100,000.00

(1)	Mr. Leichtweis, together with two additional executives and certain key employees, are entitled to a retention bonus of an aggregate of $100,000.00, as described above, if they remain employed until the closing of the Purchase Agreement.
Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended June 30, 2011 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash	Total

Philip A. McNeill	$70,000	$70,000

Zev E. Kaplan	$69,000	$69,000

Brian C. Griffin (1)	$90,000	$90,000

(1)	Mr. Griffin resigned on May 27, 2011.
Each director of the Company, except Mr. McMillen and Mr. Leichtweis, is entitled to receive a quarterly fee for his service as a director. Each director of the Company will be reimbursed for reasonable expenses incurred in connection with their service on the Board of Directors. The following table reflects each director’s fee per quarter during the year ended June 30, 2011:

Fees Received
Per Quarter
Director	2011
Philip McNeill	$11,250

Zev Kaplan	$11,000

Brian C. Griffin(1)	$10,000

(1)	Mr. Griffin resigned on May 27, 2011.
In addition to the quarterly payment of fees listed above, each Messer’s McNeill and Kaplan received a $25,000 director’s fee adjustment in the fourth quarter and Mr. Griffin received a $50,000 director’s fee adjustment in the fourth quarter.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of September 30, 2011 for (a) our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by the us to own beneficially more than 5% of each class of our shares of Common Stock, relying solely upon the amounts and percentages disclosed in their public filings.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of September 30, 2011 pursuant to the exercise or conversion of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.
Percentage of ownership is based on 55,159,022 shares of Common Stock outstanding as of September 30, 2011.
The address for each of the directors and named executive officers is c/o Homeland Security Capital Corporation., 4601 North Fairfax Road, Suite 1200, Arlington, Virginia 22203. Addresses of other beneficial owners are noted in the table.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned

Directors and Executive Officers
C. Thomas McMillen(2)	26,041,883	37.9%
Christopher P. Leichtweis(3)	121,312,800	68.7%
Michael T. Brigante	—	—
Zev E. Kaplan(4)	5,720,000	9.4%
Philip A. McNeill(5)	5,720,000	9.4%
Executive officers and directors as a group (5 persons)(6)	158,795,683	92.1%
5% or more stockholders
YA Global Investments, L.P. 101 Hudson Street Jersey City, NJ 07302 (7)	5,510,386	9.99%
Frank P. Crivello 3408 Dover Road Pompano Beach, FL 33062 (8)	3,000,303	5.44%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.

(1)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2011.

(2)	Includes 325 shares of Series H Preferred which are convertible into 10,833,550 shares of Common Stock and warrants to purchase up to additional 2,708,333 shares of Common Stock at an exercise price of $0.03 per share.

(3)	Includes 505,470 shares of Series I Preferred which are convertible into 101,094,000 shares of Common Stock and warrants to purchase up to 20,218,800 shares of Common Stock at an exercise price of $0.03 per share.

(4)	Represents options to purchase up to 720,000 shares of Common Stock at an exercise price of $0.14 per share and options to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.05 per share.

(5)	Represents options to purchase up to 720,000 shares of Common Stock at an exercise price of $0.14 per share and options to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.05 per share.

(6)	See footnotes (2)-(5).

(7)	Based solely on information reported in a Schedule 13G/A filed with the Securities and Exchange Commission on May 26, 2010. YA Global Investments, L.P., or YA, does not own any shares of Common Stock. As the Investment Manager of YA, Yorkville Advisors, LLC (“Yorkville”) may be deemed to beneficially own the same amount of shares of Common Stock beneficially owned by YA. As the president of Yorkville, the investment manager to YA, and as portfolio manager to YA, Mark Angelo (“Angelo”) may be deemed to beneficially own the same amount of shares of Common Stock beneficially owned by YA. Angelo directly owns 6,250 shares of Common Stock. YA may be deemed to beneficially own the 6,250 shares of Common Stock beneficially owned by Angelo, as he is the president of Yorkville and the investment manager to YA and the portfolio manager to YA. Yorkville may be deemed to beneficially own the 6,250 shares of Common Stock beneficially owned by Angelo, as he is the president of Yorkville. In addition to the number of shares indicated above, YA is the owner of derivative securities which have a cap that prevents each derivative security from being converted and/or exercised if such conversion and/or exercise would cause the aggregate number of shares of Common Stock beneficially owned by YA and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock of the Company following such conversion and/or exercise of the derivative security. In addition, the cap pertaining to the derivative securities limits YA’s entitlement to 9.9% of the outstanding shares of Common Stock of the Company on an as-converted basis for purposes of any corporate vote. Except for the 6,250 shares of Common Stock beneficially owned by Angelo, YA Global and Yorkville disclaim beneficial ownership of these securities except to the extent of her, his or its pecuniary interest. Yorkville holds an aggregate of (i) 964,754 shares of Common Stock, (ii) 9,574 shares of Series H Preferred which are convertible into 319,139,716 shares of Common Stock, (iii) warrants to purchase up to 80,625,000 shares of Common Stock at an exercise price of $0.03 per share, (iv) warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $1.00 per share, (v) warrants to purchase up to 800,000 shares of Common Stock at an exercise price of $0.15 per share, and (vi) 1,000,000 shares of Series F Convertible Preferred Stock, with no voting rights.

(8)	Based solely on information reported in a Schedule 13G filed with the Securities and Exchange Commission on October 16, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by two of our directors, and the initial stockholder and founder of SAAC. SAAC was formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses. SAAH, in turn, loaned the $500,000 to SAAC. SAAC ultimately consummated its initial business combination with UEI and changed its name to UEI. The loan is evidenced by a note bearing 5% interest per annum, which was due on or before May 31, 2011, with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. The Company expected repayment of the loan from the proceeds of the sale by SAAH of its founder warrants and ultimately by UEI. On September 20, 2010, UEI filed for bankruptcy protection. At June 30, 2011 and 2010, the balance of the note, including interest, was $449,127 and $444,515, respectively. As guarantor of this note, our Chairman and Chief Executive Officer has the intent and ability to satisfy any obligations under this note.
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The space, in Knoxville, Tennessee, serves as the headquarters for Safety. The total rent paid during the twelve months ended June 30, 2011 and 2010 was $344,000, respectively.
Safety, in the normal course of business, is required to post a performance bond on certain projects. Typically, the bonding or surety company who posts the bond on Safety’s behalf will require collateralization of their potential liability for posting the bond. Through June 30, 2011, our President and his spouse have guaranteed this potential liability.
The Company recognizes the potential exposure to our President and his spouse and, on January 1, 2011, entered into an agreement with him and his spouse, indemnifying them against any liabilities they may endure as a result of collateralizing Safety’s bonding requirements and agreed to pay them a standard fee for this collateralization. Through June 30, 2011, the Company paid our President and his spouse $61,958 under the indemnity agreement. Through June 30, 2011, the amount of possible indemnification to the President and his spouse was approximately $13,000,000.
On July 29, 2011, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer purchased 15 and 5 Class B membership units of Holdings, respectively, both for nominal amounts. The limited liability operating agreement of Holdings provides, among other things, that Class B members cannot participate in or receive any financial benefit from their Class B membership units if and until the Company’s total purchase price of the Class A membership units ($1,800,000) is fully repaid, including any interest thereon, and any other loans or advances made by the Company to Holdings are repaid, including any interest thereon, at which time the will be entitled to a 20% carry and a pro rata participation in any distributions made by Holdings thereafter.
We believe that each of the above referenced transactions was made on terms not materially less favorable to us than could have been obtained from an unaffiliated third party. Furthermore, any future transactions between us and officers, directors, principal stockholders or affiliates, will be on terms not materially less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of our directors, including a majority of our independent and disinterested directors who have access at our expense to our legal counsel.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services rendered by Coulter & Justus, P.C. for the audit of our annual financial statements for the fiscal years ended June 30, 2011 and 2010. And fees billed for other services rendered by Coulter & Justus P.C. during those periods.

	2011	2010

Audit fees:(1)	$203,084	$218,022

Audit related fees:	98,027	118,090

Tax fees:	—	—

All other fees:	—	—

Total	$301,111	$336,112

(1)	Audit fees represent fees of Coulter & Justus P.C. for the audit of the Company’s annual consolidated financial statements; review of the Company’s quarterly results of operations and reports on Form 10-Q; and the services that an independent registered public accounting firm would customarily provide in connection with subsidiary audits, other regulatory filings, and similar engagements for each fiscal year shown, such as consents and assistance with review of documents filed with the Commission.
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
Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.
1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The following documents are filed as part of this Annual Report on Form 10-K:
Reference is made to the Index to Consolidated Financial Statements on Page F-1. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
(a) (3) Exhibits:

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

3.2*	Certificate of Incorporation of Homeland Security Capital Corporation.
3.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form SB-2, originally filed with the SEC on October 18, 2001).
3.4
Certificate of Designation of Series D Preferred Stock (previously filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 27, 2002, and incorporated herein by reference).

3.5
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

3.7
Certificate of Designation, Series G Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on February 14, 2006, and incorporated herein by reference).

3.8
Certificate of Designation of Relative Rights and Preferences, Series I Convertible Preferred Stock of Homeland Security Capital Corp. (previously filed as Exhibit 3.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the SEC on March 19, 2008 and incorporated herein by reference).

3.9
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

EXHIBIT
NUMBER	DESCRIPTION
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

10.18†
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

EXHIBIT
NUMBER	DESCRIPTION
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

10.32†
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

10.36
Debt Maturity Extension Agreement, dated September 23, 2010, by and between Homeland Security Capital Corp. and YA Global Investments, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on September 29, 2010 and incorporated herein by reference).

10.37†
Indemnification and Compensation Agreement, dated as of February 22, 2011, by and among Homeland Security Capital Corporation and Christopher P. Leichtweis and Myra Leichtweis (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 28, 2011 and incorporated herein by reference).

10.38
Stock Purchase Agreement, dated May 27, 2011, by and among Homeland Security Capital Corporation, Timios Acquisition Corp., Timios, Inc. and DAL Group, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 31, 2011 and incorporated herein by reference).

10.39†
Employment Agreement, dated June 15, 2011, by and between Homeland Security Capital Corporation and C. Thomas McMillen (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 17, 2011 and incorporated herein by reference).

10.40†
Employment Agreement, dated June 15, 2011, by and between Homeland Security Capital Corporation and Michael T. Brigante (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 17, 2011 and incorporated herein by reference).

10.41
Asset Purchase Agreement, dated June 22, 2011, by and among Homeland Security Capital Corporation, Default Servicing USA, Inc., Default Servicing, LLC and DAL Group, LLC. (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 23, 2011 and incorporated herein by reference).

EXHIBIT
NUMBER	DESCRIPTION
14.1
Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 14, 2004 and incorporated herein by reference).

21*	Subsidiaries of Homeland Security Capital Corp.
31.1*	Certificate of C. Thomas McMillen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael T. Brigante, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of C. Thomas McMillen , pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Michael T. Brigante, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

†	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

/s/ C. Thomas McMillen C. Thomas McMillen	Chief Executive Officer (Principal Executive Officer)	October 6, 2011

/s/ Michael T. Brigante Michael T. Brigante	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 6, 2011
In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen C. Thomas McMillen	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 6, 2011

/s/ Michael T. Brigante Michael T. Brigante	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 6, 2011

/s/ Christopher P. Leichtweis Christopher P. Leichtweis	President and Director	October 6, 2011

/s/ Zev E. Kaplan Zev E. Kaplan	Director	October 6, 2011

/s/ Philip A. McNeill Philip A. McNeill	Director	October 6, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Homeland Security Capital Corporation
We have audited the accompanying consolidated balance sheets of Homeland Security Capital Corporation and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the two-year period ended June 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Security Capital Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Related Party Senior Notes Payable totaling $19,725,040 are due and payable, the Company has incurred a loss from operations for year ended June 30, 2011 and has a net capital deficiency in addition to a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Coulter & Justus, P.C.
Knoxville, Tennessee
September 30, 2011

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,
	2011	2010
Assets:
Cash	$2,113,324	$220,944
Other current assets	38,072	22,332
Current assets of discontinued operations	23,552,012	28,460,475

Total current assets	25,703,408	28,703,751

Fixed assets of discontinued operations	853,050	1,129,885
Notes receivable — related party	449,127	430,627
Securities available for sale	—	110,826
Other non-current assets	—	45,003
Non-current assets of discontinued operations	6,728,807	7,050,292

Total assets	$33,734,392	$37,470,384

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$952,804	$289,000
Current portion of long term debt — related party	19,725,040	500,000
Accrued other liabilities	166,894	167,273
Current liabilities of discontinued operations	14,390,292	14,810,313

Total current liabilities	35,235,030	15,766,586

Long term debt — related party, less current maturities	—	17,755,890
Dividends payable	5,051,048	3,464,934
Non-current liabilities of discontinued operations	69,843	1,372,416

Total liabilities	40,355,921	38,359,826

Warrants Payable — Series H Preferred Stock	169,768	169,768

Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,559,899 and 1,559,985 shares issued and outstanding, respectively	14,153,834	14,225,110
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 54,491,449 and 51,624,725 shares issued and 50,921,018 and 48,054,294 shares outstanding, respectively	54,492	51,625
Additional paid-in capital	55,189,354	55,297,972
Additional paid-in capital — warrants	272,529	272,529
Treasury stock - 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(76,495,077)	(70,509,228)
Accumulated comprehensive loss	—	(152,385)
Accumulated comprehensive loss of discontinued operations	(118,215)	(148,768)

Total Homeland Security Capital Corporation stockholders’ deficit	(7,193,083)	(1,213,145)
Noncontrolling interest of discontinued operations	401,786	153,935

Total stockholders’ deficit	(6,791,297)	(1,059,210)

Total liabilities and stockholders’ deficit	$33,734,392	$37,470,384

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended June 30,
	2011	2010
Net revenue	$—	$—

Costs of revenue	—	—

Gross profit on revenue	—	—

Operating expenses:
Personnel	1,270,411	1,774,622
Insurance and facility costs	186,747	102,731
Travel and transportation	34,727	34,122
Professional services	1,387,237	568,628
Administrative costs	68,273	—

Total operating expenses	2,947,395	2,480,103

Operating loss	(2,947,395)	(2,480,103)
Other (expense) income:
Interest expense to related party	(2,003,558)	(1,877,204)
Amortization of debt discounts and offering costs	—	(369,736)
Impairment losses	(308,213)	(104,997)
Other income	61,774	60,933

Total other expense	(2,249,997)	(2,291,004)

Loss from continuing operations	(5,197,392)	(4,771,107)
Income from discontinued operations, net of tax of $217,392 in 2011 and $590,230 in 2010	1,208,009	6,814,464

Net (loss) income	(3,989,383)	2,043,357

Less: Net loss attributable to noncontrolling interests	(395,732)	(124,484)

Net (loss) income attributable to Homeland Security Capital Corporation stockholders	(4,385,115)	1,918,873
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(1,600,733)	(1,610,551)

Net (loss) income attributable to common stockholders of Homeland Security Capital Corporation	$(5,985,848)	$308,322

(Loss) income per common share attributable to Homeland Security Capital Corporation stockholders — basic and diluted
Basic — continuing operations	$(0.10)	$(0.09)

Diluted — continuing operations	$(0.10)	$(0.09)

Basic — discontinued operations	$0.02	$0.13

Diluted — discontinued operations	$0.02	$0.01

Weighted average shares outstanding -
Basic	53,870,980	51,291,270

Diluted	53,870,980	699,666,666

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(3,989,383)	$2,180,737
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Sale of marketable fixed income securities	872,427	784,044
Share-based compensation expense	24,449	1,075,625
Stock issued for services	—	38,333
Depreciation	1,042,250	1,863,333
Amortization of intangibles	52,558	44,558
(Gain) loss on disposal of assets	(73,956)	9,630
Impairment losses on securities available for sale	571,424	104,997
Impairment losses on equipment held for sale	—	425,267
Amortization of debt offering costs and discounts	—	412,263
Accrued interest on notes payable — related parties	—	(18,500)
Accrued interest due to related parties	1,950,651	1,856,836
Changes in operating assets and liabilities:
Accounts receivable	(1,623,946)	(3,339,093)
Costs in excess of billings on uncompleted contracts	3,773,749	(3,396,845)
Other assets	193,515	43,443
Accounts payable	2,316,247	(1,546,149)
Billings in excess of costs on uncompleted contracts	782,445	5,375
Accrued compensation	164,740	(95,805)
Accrued other liabilities	(172,253)	(156,335)
Income taxes payable	(886,643)	551,941
Deferred revenue	(12,828)	150,358

Net cash provided by operating activities	4,985,446	994,013
Cash flows from investing activities:
Purchase of fixed assets	(730,962)	(383,206)
Proceeds from sale of assets	1,562,825	29,481
Repayment of related party receivable	—	(1,656,471)
Investment received for noncontrolling interest of subsidiary	—	28,000

Net cash provided by (used in) investing activities	831,863	(1,982,196)
Cash flows from financing activities:
Net (payments) borrowings on line of credit	(2,162,000)	1,650,000
Distributions to noncontrolling interest	(147,880)	—
Repayment of related party debt	(500,000)	(50,110)
Repayments of debt	(1,156,955)	(1,062,369)
Repurchase of stock options outstanding	(216,200)	—

Net cash (used in) provided by financing activities	(4,183,035)	537,521
Effect of exchange rate changes on cash	30,553	(76,443)

Net increase (decrease) in cash	1,664,827	(527,105)
Cash, beginning of period	1,829,429	2,356,534

Cash, end of period (including $1,380,932 in 2011 and $1,608,485 in 2010 in discontinued operations)	$3,494,256	$1,829,429

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

	Homeland Security Capital Corporation Shareholders
					Additional				Accumulated
				Additional	Paid-In			Accumulated	Comprehensive	Equity of	Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Loss-Discontinued	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Operations	Interests	(Deficit)
Balance, July 1, 2009	$14,261,207	53,270,160	$53,270	$54,131,548	$272,529	$(250,000)	$(70,817,550)	$(69,266)	$(72,325)	$(135,930)	(2,626,517)
Amortization of Series H warrants	14,724	—	—	—	—	—	(14,724)	—	—	—	—
Dividends on Series H and Series I	—	—	—	—	—	—	(1,595,826)	—	—	—	(1,595,826)
Value of vested stock options	—	—	—	1,075,625	—	—	—	—	—	—	1,075,625
Issuance of stock for services	—	648,915	649	37,684	—	—	—	—	—	—	38,333
Conversion of Series G to common	(35,808)	1,611,360	1,612	34,196	—	—	—	—	—	—	—
Conversion of Series H to common	(15,013)	500,010	500	14,513	—	—	—	—	—	—	—
Rescission of option exercise		(4,405,720)	(4,406)	4,406	—	—	—	—	—	—	—
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(83,119)	—	—	(83,119)
Noncontrolling interest’s investment in subsidiary	—	—	—	—	—	—	—	—	—	28,000	28,000
Currency translation	—	—	—	—	—	—	—	—	(76,443)	—	(76,443)
Net income	—	—	—	—	—	—	1,918,873	—	—	261,864	2,180,737

Balance, June 30, 2010	14,225,110	51,624,725	51,625	55,297,972	272,529	(250,000)	(70,509,227)	(152,385)	(148,768)	153,934	(1,059,210)
Dividends on Series H and Series I	—	—	—	—	—	—	(1,586,011)	—	—	—	(1,586,011)
Amortization of Series H warrants	14,724	—	—	—	—	—	(14,724)	—	—	—	—
Conversion of Series H to common	(86,000)	2,866,724	2,867	83,133	—	—	—	—	—	—	—
Value of vested stock options	—	—	—	24,449	—	—	—	—	—	—	24,449
Repurchase of stock options	—	—	—	(216,200)	—	—	—	—	—	—	(216,200)
Impairment loss on securities		—	—	—	—	—	—	152,385	—	—	152,385
Liquidating distribution of noncontroling interest	—	—	—	—	—	—	—	—	—	(147,880)	(147,880)
Currency tranlation	—	—	—	—	—	—	—	—	30,553	—	30,553
Net loss	—	—	—	—	—	—	(4,385,115)	—	—	395,732	(3,989,383)

Balance, June 30, 2011	$14,153,834	54,491,449	$54,492	$55,189,354	$272,529	$(250,000)	$(76,495,077)	$—	$(118,215)	$401,786	(6,791,297)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization and Nature of Business
Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is a consolidator of companies, whose current operating companies provide title, escrow and asset management real estate services. We are focused on creating long-term value by taking a controlling interest in and developing our subsidiary companies through superior operations and management. We intend to operate businesses that provide real estate services, growing organically and by acquisitions. The Company is targeting emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on growth opportunities.
The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems Inc.” In December 2005, the Company amended its Certificate of Incorporation to change its name to “Homeland Security Capital Corporation.”
In fiscal year 2011, the Company announced it was considering strategic alternatives to retire part or all of its debt, including the sale of one or all of its current subsidiaries. Accordingly, the Company developed a coordinated plan to dispose of its operations and use the proceeds from the sale of its subsidiaries to retire debt. On July 15, 2011, the Company signed a definitive agreement to sell its wholly owned Safety subsidiary. On August 19, 2011, the Company sold the assets and related operations of its majority owned Nexus subsidiary.
On July 6, 2011, the Company, through a newly formed subsidiary, Fiducia Holdings, LLC (Holdings), acquired 80% of Fiducia Real Estate Solutions, Inc. (FRES). This acquisition along with the decision to sell its current subsidiaries initiated a change in the Company’s business plan by effectively changing our overall focus to pursuing new lines of business outside of the homeland security sector. Although the Company has not dismissed future acquisitions in the homeland security sector or other business sectors, its primary focus will be in the real estate services industry sector.
The Company’s primary business plan will continue to be the owner of a majority of the outstanding capital stock of any of its subsidiaries, to control each of its subsidiary boards of directors and to provide extensive management and advisory services to its subsidiaries. Accordingly, the Company believes it will exercise sufficient control over the operations and financial results of each of its subsidiaries and will consolidate the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.
2. Summary of Significant Accounting Policies
Fiscal Year-End — The Company’s fiscal year ends on June 30. All references in these consolidated financial statements refer to the fiscal year end (June 30), unless otherwise specified.
Principles of Consolidation — The consolidated financial statements in this Annual Report include the continuing operations of the holding company and the segregated discontinued operations of wholly owned subsidiary Safety (including Safety’s wholly owned United Kingdom subsidiary SECL and majority owned subsidiary Radcon Alliance, LLC) and majority owned subsidiaries Nexus (including its wholly owned subsidiary CSS) and PMX. All significant inter-company transactions and balances have been eliminated in consolidation.
Foreign Operations (related to discontinued operations) — SECL, a United Kingdom corporation, which is wholly owned by Safety, has total assets of $128,353 and $214,137, total liabilities of $11,720 and $752,711 and a net loss of $119,121 and $442,788 as of and for the periods ending June 30, 2011 and 2010, respectively, which are included in the Company’s discontinued operations for those periods.
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
Estimates are used when accounting for amounts recorded in revenue when applying percentage of completion accounting, fair value determination of assets and liabilities, impairment of long-lived assets (including goodwill and other intangible assets), collectability of accounts receivable, share based compensation assumptions and valuation allowance related to deferred tax assets.
The estimates we make are subject to several factors including management’s judgment, the industry in which we conduct our operations, the overall economy, market valuations concerning certain assets and liabilities and the government. Although we believe our estimates take into consideration the effect of these various factors, uncertainty still exists in such estimates and actual results may differ from our estimates.
Fair Value of Financial Instruments — The carrying amount of items included in working capital approximate fair value as a result of the short maturity of those instruments. The carrying value of the Company’s debt from approximates fair value because it bears interest at rates that are similar to current borrowing rates for loans of comparable terms, maturity and credit risk that are available to the Company.
Revenue Recognition (related to discontinued operations) — The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:
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
Deferred Revenue (related to discontinued operations) — Revenue from service contracts, for which the Company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract.
Contract costs from discontinued operations include all direct labor, materials, and other non-labor costs and those indirect costs related to contract support, such as depreciation, fringe benefits, overhead labor, supplies, tools, repairs and equipment rental. General and administrative costs from continuing and discontinued operations are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts for discontinued operations are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements for discontinued operations may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Because of inherent uncertainties in estimating costs for discontinued operations, it is at least reasonably possible the estimates used will change within the near term.

Cash and Cash Equivalents - The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Cash consists of cash on hand and deposits in banks.
Recognition of Losses on Receivables (related to discontinued operations) - Trade accounts receivable are recorded at their estimated net realizable values using the allowance method. The Company generally does not require collateral from customers. Management periodically reviews accounts for collectability, including accounts determined to be delinquent based on contractual terms. An allowance for doubtful accounts is maintained at the level management deems necessary to reflect anticipated credit losses. When accounts are determined to be uncollectible, they are charged off against the allowance for bad debts. At June 30, 2011 and 2010 the Company had a consolidated bad debt allowances reported in discontinued operations of approximately $248,840 and $229,340, respectively.
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
Debt Offering Costs — Debt offering costs are related to private placements and are amortized on a straight line basis over the term of the related debt, most of which is in the form of senior secured notes. Should there be an early extinguishment of the debt prior to the stated maturity date; the remaining unamortized cost is expensed. Amortization expense amounted to $0 and $378,210 in 2011 and 2010, respectfully. At June 30, 2010 all debt offering costs were fully amortized.
Investments in Assets Held for Sale — As of June 30, 2011 and 2010 the shares in Vuance Ltd. held by the Company were classified as assets held for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.
At June 30, 2011, the discontinued operations of Safety, Nexus and PMX are also classified as assets held for sale. The combined results of their operations, assets and liabilities and are reported as separate line items within our financial statements. The assets are measured at the lower of their carrying amount or fair value, with the fair value based upon recent offers received for the assets. Depreciation expense associated with the assets has ceased and no impairment loss has been recorded associated with the assets.
Investment Valuation (related to continuing operations) — Investments in equity securities are recorded at fair value. The fair value of investments that have no ready market, are recorded at the lower of cost or a value determined in good faith by management and approved by the Board of Directors, based on assets and revenues of the underlying investee companies as well as the general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management’s estimates of the value of our investments may differ significantly from the values that would have been used had a ready market for the investment existed and the differences could be material.
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
Employee Benefit Plans - Safety has a 401(k) profit sharing plan covering substantially all its employees. Employees are allowed to make before-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. Safety contributed $432,532 and $332,307 to its plan during 2011 and 2010, respectively.
SECL, a wholly owned subsidiary of Safety, has a group stakeholder pension scheme for the benefit of its employees. The plan covers substantially all SECL employees and provides for SECL to contribute at least three percent of the eligible employee’s compensation to the plan. SECL contributed $0 and $582 to their plan during 2011 and 2010, respectively.
Nexus has a salary deferral plan covering substantially all its employees. Employees are allowed to make before-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. Nexus did not contribute any amount to its plan during 2011 and 2010, respectively.
The holding company has a salary deferral plan covering all its employees. Employees are allowed to make before-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. The holding company contributed $40,809 and $0 to its plan during 2011 and 2010, respectively.
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
Reclassifications — As a result of classifying certain of its operations as discontinued, certain prior year’s balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently assessing the impact on its consolidated financial statements.
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805). This amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined period as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date in on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently assessing the impact on its consolidated financial statements.
3. Going Concern
The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2011, the Company has a stockholders’ deficit of $6,791,297. Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and has implemented measures to increase profitability and has committed to sell certain operations, using such sale proceeds to re-pay debt. Additionally, management believes the acquisition of new, more profitable operations in new lines of business and the further reduction of certain operating expenses will have positive impact on cash flow. Management also recognizes that its inability to repay outstanding debt could result in foreclosure on the assets of the Company.
As mentioned above, the Company intends to sell its subsidiaries using the proceeds to repay debt. On August 19, 2011, the Company closed the sale of Nexus and used $1,733,917 from the sale proceeds to repay debt. On July 15, 2011, the Company entered into an agreement to sell Safety and as of the date of this filing an agreement on the terms of this sale has not been reached and there can be no assurance an agreement will be reached. The Company will be unable to repay its debt if a sale of Safety is not completed.
Forbearance Agreement with YA
On July 29, 2011, the Company, entered into a Forbearance Agreement by and among YA Global Investments, L.P., as lender (Lender), Homeland Security Advisory Services, Inc., Celerity Systems, Inc. and Nexus Technology Group, Inc. (the “Agreement”), pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Financing Documents (as defined therein) and applicable law with respect to one or more Events of Default (as defined in the Financing Documents) that have occurred and are continuing as a consequence of the Company having failed to pay, when due at maturity, all outstanding principal and accrued and unpaid interest under the Company’s outstanding debt with the Lender (the “Existing Defaults”). The forbearance period ends on the earlier of (i) August 31, 2011 and (ii) the occurrence of a “Termination Event,” defined in the Agreement as (a) the failure of the Company or any Guarantor (as defined in the Agreement) to perform or comply with any term or condition of the Agreement; (b) the determination by the Lender that any warranty or representation made by the Company or any Guarantor in connection with the Agreement was false or misleading; (c) the occurrence of a materially adverse change in or to the collateral granted to the Lender under the Financing Documents and/or pursuant to the Agreement, as determined by the Lender in its sole and exclusive discretion; and (d) the occurrence of any default and/or Event of Default (other than the Existing Defaults) under the Financing Documents.

As a condition to the entry to the Agreement, the Company has undertaken to grant to the Lender a security interest in its Class A membership interests in its new subsidiary, Fiducia Holdings LLC (“Holdings”) (see note 18), and to cause Holdings to guarantee the Company’s obligations to the Lender and grant a security interest in the capital stock it owns in its subsidiary, Fiducia Real Estate Holdings, Inc.
On September 7, 2011, the Company, entered into the First Amendment (the “Amendment”) to the Forbearance Agreement entered into by and among YA Global Investments, L.P., as lender (“Lender”), the Company, Homeland Security Advisory Services, Inc., Celerity Systems, Inc. and Nexus Technologies Group, Inc. (the “Agreement”), pursuant to which the Lender agreed to extend the Forbearance Period (as defined in the Agreement) by amending the definition of “Termination Date” to September 14, 2011. As amended, the Forbearance Period now ends on the earlier of (i) September 14, 2011 and (ii) the occurrence of a “Termination Event,” defined in the Agreement, as (a) the failure of the Company or any Guarantor (as defined in the Agreement) to perform or comply with any term or condition of the Agreement; (b) the determination by the Lender that any warranty or representation made by the Company or any Guarantor in connection with the Agreement was false or misleading; (c) the occurrence of a materially adverse change in or to the collateral granted to the Lender under the Financing Documents and/or pursuant to the Agreement, as determined by the Lender in its sole and exclusive discretion; and (d) the occurrence of any default and/or Event of Default (other than the Existing Defaults) under the Financing Documents.
Upon the expiration of the Forbearance Agreement mentioned above (September 14, 2011), the Company is subject to foreclosure without notification. As of the date of this filing the Lender has not notified the Company it intends to exercise any of its rights or remedies under the Financing Documents or applicable law with respect to our default under the agreement.
During the course of fiscal year 2012, it remains management’s intention to continue to explore all options available to the Company, which include among other things, sale of subsidiaries, additional profitable acquisitions, private placements and significant expense reductions where ever possible.
4. Discontinued Operations
During fiscal year 2011, the Company considered the sale of one or all of its current subsidiaries and using the proceeds from any sale of a subsidiary to re-pay debt. Accordingly, the Company developed a coordinated plan to dispose of its subsidiaries and retained advisors to assist it in the marketing and sale of subsidiary operations. On July 15, 2011, the Company signed a definitive agreement to sell its wholly owned Safety subsidiary. On August 19, 2011, the Company sold its majority owned Nexus subsidiary. The results of operations of these subsidiaries, along with PMX, are reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet.
Contract revenues of approximately $105,000,000 in 2011 and $98,000,000 in 2010 are included in discontinued operations. Included in contract revenues are approximately $2,400,000 in 2011 and $1,400,000 in 2010 of unbilled claims for costs incurred in excess of contracted amounts for which Safety believes they have a legal right to recover. However the ultimate realization is subject to change in the near term.
Revisions in contract profits are made in the period in which circumstances requiring the revision become known. The effect of changes in estimates of contract profits was to decrease net income by approximately $3,100,000 in 2011 from that which would have been reported had the revised estimates been used as the bases of recognition of contract profits in the proceeding period.

5. Fair Value Measurements
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
As of September 30, 2010, the Company reduced the carrying value of its securities available for sale in Vuance, Ltd (692,058 ordinary shares of Vuance, Ltd; OTCQB — VUNCF, the “Vuance Shares”) to zero as a result of inactive and illiquid markets for the Vuance Shares. The Company does not believe the quoted prices represent the actual value appurtenant to Vuance Shares. Consequently, the Company regards the value of the Vuance Shares available for sale as permanently impaired and has recorded a loss in the amount of $263,210 for the year ended June 30, 2011.
Additionally, as of March 31, 2011, the Company reduced the carrying value of its securities available for sale in Ultimate Escapes, Inc. (NYSE Amex: UEI; formerly known as Secure America Acquisition Corporation, or “SAAC;” referred to herein as “UEI”) as a result of inactive and illiquid markets and filing for bankruptcy protection by UEI on September 20, 2010. The Company is the beneficial owner of 40,912 shares of common stock of UEI through its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”). Accordingly, the Company considers its investment in SAAH’s membership units permanently impaired and has recorded a loss in the amount of $45,004 for the year ended June 30, 2011.
6. Goodwill
Goodwill on acquisition is initially measured at cost being the excess of the cost of the business acquired including directly related professional fees over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities.
Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is entirely related to Safety and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. The impairment review requires management to undertake certain judgments, including estimating the recoverable value of the business acquired to which the goodwill relates, based on either fair value less costs to sell or the value in use, in order to reach a conclusion on whether it deems the goodwill to be recoverable. Estimating the fair value less costs to sell is based on the best information available, and refers to the amount at which the business acquired could be sold in a current transaction between willing parties. The valuation methods are based on an earnings multiple approach. The earnings multiple approach uses transaction multiples, obtained from comparable businesses in the industry sector in which the acquired business operates. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects management’s estimate of return on capital employed, which is subject to a value in use calculation.

Any impairment is recognized immediately in the income statement and is not subsequently reversed. No goodwill impairment has been recognized in 2011 or in 2010.
7. Minority Interest in Ultimate Escapes, Inc.
The Company has indirectly acquired a minority equity interest in Ultimate Escapes, Inc., a luxury destination club (“UEI”) (formerly known as Secure America Acquisition Corporation, or “SAAC”), as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009. Through its membership interests in Secure America Acquisition Holdings, LLC (“SAAH”), the original investor in SAAC, the Company was deemed to beneficially own 40,912 shares, or approximately 1.5% of the outstanding capital stock of UEI, at June 30, 2010, and was entitled to receive such shares of common stock in UEI upon the release of SAAH’s shares from escrow, which was expected in October 2010.
On September 20, 2010, UEI filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Since the date of UEI’s Chapter 11 filing and through the date of this filing, no plan of reorganization has been made public and the Company’s believes the value in its indirect interest is zero. Additionally, the Company cannot determine with any degree of certainty if its loan to SAAH in the amount of $449,127 including interest, at June 30, 2011 is collectable under the circumstances, but believes its interests are secured by alternate means of payment (see Note 16 to the Consolidated Financial Statements).
8. Income Taxes
The Company and certain of its subsidiaries file income tax returns in the US and in various state jurisdictions. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years before 2007.
The Internal Revenue Service (IRS) has not notified the Company of any scheduled examination of the Company’s US income tax returns for 2006 through 2010. As of June 30, 2011, the IRS has proposed no adjustments to the Company’s tax positions.
There are no amounts included in the balance at June 30, 2011 or 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During 2011 and 2010, the Company recognized no interest or penalties.
The tax effects of temporary differences giving rise to the Company’s deferred tax assets (liabilities) are as follows:

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss and capital loss carryforwards	$14,392,334	$14,002,792
Related party accruals	2,119,780	1,557,242
Allowance for doubtful accounts	95,281	87,526
Vacation and workers compensation	110,984	231,528
Impairment loss on assets held for sale	1,428,618	1,310,603
Other temporary differences	—	7,620
Valuation allowance	(17,633,225)	(16,574,871)

Total deferred tax assets	513,772	622,440

Deferred tax liabilities:
Depreciation and amortization expenses	(256,959)	(440,298)
Amortization of intangible assets	(113,804)	(130,874)
Other temporary differences	(143,009)	(51,268)

Total deferred tax liabilities	(513,772)	(622,440)

Net deferred tax assets	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. Approximately $874,000 of the valuation allowance was allocated to reduce the goodwill of discontinued operations. Because the benefit of the deferred tax assets offset any provision for income tax purposes, the entire provision for income tax expense, if any, represents amounts currently due state tax jurisdictions for continuing operations. The valuation allowance increased by $1,058,354 to $17,633,225 in 2011 and decreased by $1,140,055 to $16,574,871 in 2010.
The Company’s income tax provision (benefit) differs from that obtained by using the federal statutory rate of 34% as a result of the following:

	June 30,
	2011	2010

Federal income taxes at 34%	$(1,364,291)	$$942,129
Effect of permanent differences	(36,984)	506,500
Other	377,191	(107,896)
State income tax	66,525	389,552
Change in valuation allowance — current year	1,058,354	(1,140,055)

Net income tax expense	$100,795	$590,230

At June 30, 2011, the Company had an available net operating loss carryforward of approximately $42,330,392. This amount is available to reduce the Company’s future taxable income and expires in the years 2014 through 2031 as follows:

Year of	Capital Loss	NOL	Total
Expiration	Carryover	Carryover	Carryover

2014	$90,400	$—	$90,400
2017	—	3,830,504	3,830,504
2018	—	7,017,587	7,017,587
2019	—	5,878,720	5,878,720
2020	—	4,942,777	4,942,777
2021	—	4,434,157	4,434,157
2022	—	3,438,195	3,438,195
2024	—	2,338,824	2,338,824
2025	—	1,055,115	1,055,115
2026	—	2,542,659	2,542,659
2027	—	1,209,152	1,209,152
2028	—	976,338	976,338
2029	—	1,627,859	1,627,859
2031	—	2,948,105	2,948,105

	$90,400	$42,239,992	$42,330,392

9. Related Party Senior Notes Payable
In June 2009 the Company entered into an agreement with YA extending the due date on its three senior notes payable, and accrued interest, to YA from March 14, 2010 until October 1, 2010 with respect to $2,500,000 and April 1, 2011 for the balance of the principal and accrued interest through that date. In exchange for the extension agreement, the Company agreed to an increase in the interest rate, from 13% to 15%, on the senior notes payable and certain other debt due to YA, effective January 1, 2010, if the Company failed to secure a certain contract by March 2010. In December 2009, the Company was informed that it had been eliminated from the award process for this contract. Accordingly, the Company began recording interest expense at the increased rate effective January 1, 2010.
In September 2010, the Company entered into a debt extension agreement with YA to extend the due dates for all senior notes payable and all accrued interest to July 15, 2011. As part of the agreement, the Company agreed to prepay $500,000 of the accrued interest due at June 30, 2010. On July 29, 2011, the Company entered into a forbearance agreement with YA whereby YA agreed to not exercise its rights or remedies under previous financing agreements or applicable law with respect to our default under the agreements. On September 7, 2011, YA agreed to an amendment to the forbearance agreement moving the default date to September 14, 2011. Upon expiration of this extension of the Forbearance Agreement, the Company is subject to foreclosure without notification. The debt is secured by all the assets of the Company. As of the date of this filing the debt due YA has not been repaid and YA has not discussed with the Company its future intentions.
The table below reflects the elements of the Company’s outstanding senior notes payable.

	June 30,
	2011	2010

Senior Secured Notes Payable (the New Notes)	$6,310,000	$6,310,000
Senior Secured Notes Payable (the Exchange Notes)	6,750,000	6,750,000
Debenture interest conversion note	878,923	878,923
Treasury stock purchase note	250,000	250,000
Accrued interest on above notes	5,536,117	4,066,967

Total notes payable	19,725,040	18,255,890
Less current portion of term debt	19,725,040	(500,000)

Long term portion	$—	$17,755,890

On August 19, 2011, the Company paid $1,733,917 from the proceeds of the sale of Nexus to reduce accrued interest.
10. Convertible Preferred Stock
At June 30, 2011, the Company had three series of convertible preferred stock outstanding. The information below sets out certain information about each series.

Series F
On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential liquidating dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The Series F Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to the beneficial conversion feature. As of June 30, 2011, none of the Series F Preferred Stock has been converted into shares of common stock.
Series H
On March 17, 2008, the Company issued 10,000 shares of Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Proceeds from the issuance amounted to $10,000,000. The Series H Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series H Preferred Stock has a preferential liquidation amount of $1,000 per share or $10,000,000, plus all accumulated and unpaid dividends, which at June 30, 2011 amounted to $3,935,147. Each share of Series H Preferred Stock is initially convertible into 33,334 shares of common stock at a conversion price equal to $0.03 per share, subject to availability. In 2008, the Company recorded a $2,740,540 dividend relative to the beneficial conversion feature. As of June 30, 2011, 101 shares of the Series H Preferred Stock have been converted into 3,366,734 shares of common stock and 9,899 shares of Series H Preferred Stock are outstanding.
As described above, the Series H Stock was convertible into shares of common stock at an initial ratio of 33,334 shares of common stock for each share of Series H Stock, subject to adjustments, including achieving certain earnings milestones, as defined, for the calendar years ending December 31, 2009 and 2008. The second financial milestone for the calendar year ended December 31, 2009, was not satisfied, resulting in a potential adjustment to the conversion ratio yielding approximately 56,300 shares of common stock for each share of Series H Stock, or approximately a potential additional 224,000,000 shares of our common stock in the aggregate.
Management continues to discuss with YA the possibility of a waiver or amendment of any adjustment to the Series H Stock conversion ratio, however there can be no assurances YA will waive or amend the adjustment, if any, to the Series H Stock conversion ratio. YA has not exercised any of its conversion rights pertaining to the adjusted conversion ratio as of the date of this filing.
Series I
On March 13, 2008, the Company issued 550,000 shares of Series I Convertible Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”), to Safety and certain named individuals pursuant to a merger agreement. The initial value of the stock issued as merger consideration was $3,300,000. Upon issuance, a portion of the Series I Preferred Stock was placed in escrow to offset any indemnification claims or purchase price adjustments pursuant to the merger agreement. As of June 30, 2011, all of the Series I Preferred Stock has been released from escrow. The Series I Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series I Preferred Stock has a preferential liquidation amount of $6.00 per share or $3,303,300, plus all accumulated and unpaid dividends, which at June 30, 2011 amounted to $1,115,901. Each share of Series I Preferred Stock is convertible into 200 shares of common stock at a conversion price of $0.03 per share, subject to availability. As of June 30, 2011, none of the Series I Preferred Stock has been converted into shares of common stock.
The table below reflects the number of shares of common stock that would potentially be outstanding if: i) all series of preferred stock were to be converted into common stock; and ii) the Company was unable to obtain a waiver or amendment in the Series H Preferred Stock conversion ratio for the years ended June 30, 2011 and 2010, respectively, including accrued but unpaid dividends as of those dates.

	June 30, 2011		June 30, 2010
	Potential	Accrued	Potential	Accrued
Preferred Stock	Common Shares	Dividends	Common Shares	Dividends
Series F	10,000,000	—	10,000,000	—
Series H	557,313,700	$3,935,147	562,833,323	$2,745,033
Series I	110,000,000	$1,115,901	110,000,000	$719,901

Total	677,313,700	$5,051,048	682,833,323	$3,464,934

11. Stock Options
Stock Options Awarded Under the 2005 Plan
There are 7,200,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2005 stock option plan (the “2005 Plan”). From August 2005 through October 2006, 6,800,000 options were granted under the 2005 Plan at strike prices ranging from $0.08 to $0.17. Of the options granted, all have fully vested, 6,550,000 have been forfeited through June 30, 2011, and $629,096 of total compensation expense has been recognized in the financial statements of the Company through that date. During the years ended June 30, 2011 and 2010, the Company recorded $0 and $2,500 as compensation expense, respectively, under the 2005 Plan. At June 30, 2011, there were 6,950,000 options available for award under the 2005 Plan. There have been no exercises of vested options under the 2005 Plan.
Stock Options Awarded Under the 2008 Plan
There are 75,000,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2008 stock option plan (the “2008 Plan”). In July 2008, 73,850,000 options were granted under the 2008 Plan at a strike price of $0.05. Of the options granted, all have fully vested, 33,360 have been exercised, 63,750,000 have been forfeited through June 30, 2011 and $2,669,709 of total compensation expense has been recognized in the financial statements of the Company through that date. During the years ended June 30, 2011 and 2010, the Company recorded $0 and $1,000,575 as compensation expense, respectively, under the 2008 Plan. At June 30, 2011, there are 64,966,640 options available for award under the 2008 Plan.
Stock Options Awarded Outside of the 2005 Plan and the 2008 Plan
From December 2005 through May 2007, the Company granted 2,760,000 options to three directors and one consultant outside of the 2005 Plan and the 2008 Plan at strike prices ranging from $0.12 to $0.17. All of these options have vested, 1,320,000 have been forfeited through June 30, 2011 and $390,000 of total compensation expense has been recognized in the financial statements of the Company through that date.
As of June 30, 2011, the Company has a total of 11,690,000 options outstanding at strike prices ranging from $0.05 to $0.17. A total of $3,688,805 in compensation expense has been recognized in the financial statements of the Company through that date.
Additional information about the Company’s stock option plans is summarized below:

	June 30, 2011			June 30, 2010
		Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	83,310,000	$0.056	$0.044	75,669,374	$0.057	$0.049
Granted	—	—	—	—	—	—
Rescinded (Exercised)	—	—	—	7,640,626	0.050	0.036
Forfeited	71,620,000	0.056	0.043	—	—	—

Outstanding at end of period	11,690,000	$0.058	$0.051	83,310,000	$0.056	$0.044

Options exercisable at end of period	11,690,000	$0.058	$0.051	83,310,000	$0.056	$0.044

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of between 4.0% and 4.95%, volatility between 60% and 456% and expected lives of ten years. All options granted have a maximum three year service period.
Not included in the table above, but included in discontinued operations compensation expense, are options issued by our subsidiaries to purchase shares of the subsidiaries’ common stock in the future or accept cash settlements in exchange for the increased value of any vested options. Compensation expense for these options is calculated by comparing our discontinued operations to comparable publicly traded companies in their industry for stock volatility purposes and using the Black-Scholes option-pricing model.
12. Common Stock Warrants
On March 14, 2008, in connection with a securities purchase agreement with YA, the Company issued to YA a warrant to purchase up to 81,166,666 shares of its common stock. The YA warrant vested when granted and has an exercise price equal to $0.03 with a term of five years from the date of issuance of March 14, 2008. On July 19, 2011, YA exercised 5,041,181 warrants on a cashless basis and received 964,754 shares of common stock. As of September 23, 2011, YA has 76,125,485 warrants remaining, expiring on March 13, 2013.
On March 17, 2008, the Company issued warrants to purchase up to 22,000,000 shares of its common stock as part of the purchase consideration in the acquisition of Safety. A portion of the warrants were held in escrow, along with the Series I Preferred Stock to offset any indemnification claims or purchase price adjustments. As of June 30, 2011, all of the warrants have been released from escrow. The warrants have an exercise price of $0.03 with a term of five years from the date of issuance of March 17, 2008.
During 2006 and 2007, the Company issued 800,000 and 1,400,000 warrants, respectively, to two entities and one consultant. These warrants vested when granted and were issued in connection with our debenture financing, financial advisory services and investor relations consultation. The exercise price of these warrants range from $0.11 to $1.00. Of these warrants, 800,000 issued in 2006 have expired.
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
Diluted earnings per share are computed using outstanding shares of common stock plus the Convertible Preferred Shares, common stock options and warrants that can be exercised or converted, as applicable, into common stock at June 30, 2011 and 2010.

The reconciliations of the basic and diluted income (loss) per share for income (loss) attributable to the Company’s stockholders are as follows:

	Year Ended June 30,
	2011	2010
Basic and Diluted Earnings (Loss) Per Share:
Income (Loss) (Numerator)	$(4,385,115)	$1,918,872
Less: Series H Preferred Stock beneficial conversion feature	(14,724)	(14,724)
Less: Preferred stock dividends	(1,586,009)	(1,595,827)

Income (Loss) attributable to common stockholders	$(5,985,848)	$308,321

Shares (Denominator)
Weighted-average number of common shares:
Basic	53,870,980	51,291,270
Diluted	53,870,980	699,666,666

(Loss) Earnings Per Common Share

Basic — continuing operations	$(0.10)	$0.09

Diluted — continuing operations	$(0.10)	$0.09

Basic — discontinued operations	$0.02	$0.13

Diluted — discontinued operations	$0.02	$0.01

14. Cash Flows
Supplemental disclosure of cash flow information for the twelve months ended June 30, 2011 and 2010 are as follows:

	Year Ended June 30,
	2011	2010

Cash paid during the period for:

Interest	$596,495	$227,486

Taxes	782,670	7,677

Supplemental disclosure for noncash investing and financing activity:
Temporary impairment of value of securities available for sale	$—	$83,119
Dividends accrued on Preferred Stock	1,586,114	1,595,827
Dividends paid with Preferred Stock	14,724	14,724

Reverse cashless exercise of stock option	—	(4,406)

Conversion of Series G Preferred Stock	—	35,808

Conversion of Series H Preferred Stock	86,000	15,013
Equipment purchased under capital leases	68,180	130,699

15. Commitments and Contingencies
Leases
The Company’s continuing operations did not have any long term lease commitments at June 30, 2011.
Rent expense related to continuing operations for the years ended June 30, 2011 and 2010 was $137,390 and $69,308, respectively.
Commitments
The Company, in the normal course of business, routinely enters into consulting agreements for services to be provided to the Company. These agreements are generally short term and are terminable by either party on sixty (60) days notice. As a result, the Company does not believe it has any material commitments to consultants. At June 30, 2011 and 2010, the Company has not recognized any material liabilities for loss contingencies.
Claims
During the ordinary course of business, the Company is subject to various disputes and claims and there are uncertainties surrounding the ultimate resolutions of these matters. Because of the uncertainties, it is at least reasonably possible that any amount recorded may change within the near term.
16. Related Party Transactions
Safety leases approximately 21,000 square feet of office space from a company controlled by our President. The Company recognized rent expense (in discontinued operations) under this agreement of $344,000 in 2011 and 2010.
Safety, in the normal course of business, is required to post a performance bond on certain projects. Typically, the bonding or surety company who posts the bond on Safety’s behalf will require collateralization of their potential liability for posting the bond. Through June 30, 2011, Our President has guaranteed this potential liability.
The Company recognizes the potential exposure to our President and, on January 1, 2011, entered into an agreement with him and his spouse, indemnifying them against any liabilities they may endure as a result of collateralizing Safety’s bonding requirements and agreed to pay them a standard fee for this collateralization. Through June 30, 2011, the Company paid our President and his spouse $61,958 under the indemnity agreement. Through June 30, 2011, the amount of possible indemnification to the President and his spouse was approximately $13,000,000.
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
The loan is evidenced by a note bearing 5% interest per annum and is due on or before May 31, 2011, with no prepayment penalties (see discussion below concerning CEO special bonus). The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. The Company expected repayment of the loan from the proceeds of the sale by SAAH of its founder warrants and ultimately by UEI. On September 20, 2010, UEI filed for bankruptcy protection. At June 30, 2011 and 2010, the balance of the note, including interest, was $449,127 and $430,627, respectively. Interest income related to this note was $18,500 for each of the years ended June 30, 2011 and 2010. Our Chairman and Chief Executive Officer intends to fulfill his guarantee has the ability to satisfy any obligations under this note.
We have entered into employment agreements that require us to make payments and/or provide benefits to certain of our executive officers in the event of a termination of employment or change-in-control.

The following summarizes the potential payments to each named executive officer with whom we have entered into such an agreement, assuming that one of the events identified below occurs.
On June 15, 2011, the Company and our CEO entered into an employment agreement. The agreement is terminable by the Company for cause or upon ninety days prior written notice without cause and by our CEO for good reason (as such terms are defined in the agreement) or upon ninety days prior written notice without good reason. If the Company terminates the agreement without cause or the CEO terminates his employment for good reason during the term of employment, then the Company will pay the CEO: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, (ii) the base salary that the CEO would have received had he remained employed through the expiration date of his agreement, (iii) a pro-rated bonus, if any, (iv) the special bonus described below and the bonus from the prior year, if unpaid, (v) health and/or dental insurance coverage pursuant to COBRA until the date that is one year following the termination date or until the CEO is eligible for comparable coverage with a subsequent employer, whichever occurs first, and (vi) any accrued, but unpaid compensation prior to the termination. If the Company terminates the agreement without cause or the CEO terminates his employment for good reason following the expiration date, then the Company will pay the CEO: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, and (ii) any accrued, but unpaid compensation prior to the termination.
In addition, the CEO is eligible for a one-time special bonus in an amount equal to $726,665 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the agreement). The special bonus shall be reduced by the amount of principal and interest now owed by our Chairman and CEO, as a result of his stepping in as guarantor of the obligations of SAAH pursuant to that certain promissory note, dated June 1, 2007, by and between the Company and SAAH, which is now in default.
On June 15, 2011, the Company and our CFO entered into an employment agreement. The agreement is terminable by the Company for cause or upon ninety days prior written notice without cause and by our CFO for good reason (as such terms are defined in the agreement) or upon ninety days prior written notice without good reason. If the Company terminates the agreement without cause or the CFO terminates his employment for good reason during the term of employment, then the Company will pay the CFO: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, (ii) the base salary that the CFO would have received had he remained employed through the expiration date of his agreement, (iii) a pro-rated bonus, if any, (iv) the special bonus described below and the bonus from the prior year, if unpaid, (v) health and/or dental insurance coverage pursuant to COBRA until the date that is one year following the termination date or until the CFO is eligible for comparable coverage with a subsequent employer, whichever occurs first, and (vi) any accrued, but unpaid compensation prior to the termination. If the Company terminates the agreement without cause or the CFO terminates his employment for good reason following the expiration date, then the Company will pay the CFO: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, and (ii) any accrued, but unpaid compensation prior to the termination.
In addition, the CFO is eligible for a one-time special bonus in an amount equal to $124,462 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the agreement).
On July 6, 2011, the Company formed a wholly owned subsidiary, Fiducia Holdings, LLC (Holdings), and purchased Class A membership units of Holdings. The Company’s CEO and the Company’s CFO purchased Class B membership units of Holdings for nominal amounts. The Class B membership interests can be deemed to own twenty percent (20%) of Holdings, but only after the Company receives its initial purchase price, plus any accrued interest.
17. Subsequent Events
Acquisitions
On July 5, 2011, the Company completed the acquisition of all of the assets and properties of, and the assumption of certain liabilities (Assets) from, Default Servicing, LLC, (Servicing) pursuant to the previously announced Asset Purchase Agreement the Company entered into on June 22, 2011 with Default Servicing USA, Inc. (Default), an indirect and majority-owned subsidiary of the Company, Default and DAL Group, LLC (Seller), the sole member of Default.

Default is engaged in the business of providing real estate-owned, liquidation-related services, including property inspection, eviction and broker assignment services. The Assets acquired include, among other things, certain contract rights of Servicing, certain office furniture and equipment located at their offices in Kentucky, and other rights and interests of Servicing.
In consideration for the Assets, the Company paid at closing an aggregate purchase price of $480,700 in cash. In addition, the Company may pay up to an additional amount of approximately $2.9 million in contingent payments, if any, subject to the achievement of specified net revenue measurement metrics during each calendar month through 2014. The purchase price was allocated by applying $33,455 to office furniture and equipment, $15,000 toward a non-compete agreement with the Chief Operating Officer and $432,245 to certain contract rights that were acquired.
Simultaneously with the completion of the acquisition of the Assets, the employment agreement between Default and its Chief Operating Officer became effective.
On July 29, 2011, the Company completed the acquisition of all of the issued and outstanding capital stock (Shares) of Timios, Inc. (Timios), pursuant to a Stock Purchase Agreement (Purchase Agreement) dated May 27, 2011, by and among the Company, Timios Acquisition Corp., an indirect and majority-owned subsidiary of the Company, DAL Group, LLC (Seller) and Timios, a wholly-owned subsidiary of Seller.
Timios and its subsidiaries are engaged in the business of providing settlement services and asset valuation, including title insurance and escrow services.
In consideration for the Shares, the aggregate purchase price consists of: (a) $1,150,000 in cash, subject to working capital adjustment to be determined within 60 days following the closing as set forth in the Purchase Agreement, and (b) an aggregate of up to an additional $1,350,000 in contingent payments, if any, subject to the achievement of specified net revenue measurement metrics, as set forth in the Purchase Agreement. The final purchase price of $2.183.238, after a reduction for working capital deficiency of $316,762, was allocated by applying $119,087 to office furniture and equipment, computer hardware and software and leasehold improvements, a total of $45,000 toward a non-compete agreements with each of the Chief Executive Officer, the Chief Financial Officer and the Vice President of Sales, $344, 909 to intangible assets and $1,674,242 to goodwill.
Simultaneously with the completion of the acquisition of the Shares, the employment agreements between Timios and each of its Chief Executive Officer, Chief Financial Officer and Senior Vice President became effective.
The Company, through Fiducia Holdings, LLC owns eighty percent (80%) of Fiducia Real Estate Solutions, Inc. (FRES), the parent company and one hundred percent (100%) owner of Default and Timios. Accordingly, the Company believes it will exercise sufficient control over the operations and financial results of each of its subsidiaries and will consolidate the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.