Form 10-Q
period 2011-09-30
Homeland Security Capital CORP
filed 2011-11-21
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission file number

814-00631

HOMELAND SECURITY CAPITAL CORPORATION

(Name of small business issuer in its charter)

Delaware	52-2050585
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4601 Fairfax Drive, Suite 1200 Arlington, VA	22203
(Address of principal executive offices)	(Zip code)

(703) 528-7073

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 18, 2011, there were 55,159,022 shares of common stock, par value $.001 per share, issued, 51,588,591 shares of common stock outstanding and 3,570,431 shares of common stock held in treasury.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim period as of September 30, 2011, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2011.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30	June 30,
	2011	2011
Assets:
Cash	$2,285,693	$2,113,324
Accounts receivable - net	144,531	—
Other current assets	788,115	38,072
Current assets of discontinued operations	24,178,986	23,552,012
Total current assets	27,397,325	25,703,408
Fixed assets - net	172,862	—
Fixed assets of discontinued operations	525,442	853,050
Notes receivable - related party	453,790	449,127
Intangible assets - net	575,734	—
Goodwill	3,113,294	—
Non-current assets of discontinued operations	7,591,559	6,728,807
Total assets	$39,830,006	$33,734,392
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	1,748,199	952,804
Note payable - related party	3,089,387	—
Current portion of long term debt - related party	18,567,646	19,725,040
Accrued compensation	423,056	—
Accrued other liabilities	172,884	166,894
Income taxes payable	19,758	—
Current liabilities of discontinued operations	16,004,157	14,390,292
Total current liabilities	40,025,087	35,235,030
Dividends payable	5,450,272	5,051,048
Non-current liabilities of discontinued operations	—	69,843
Total liabilities	45,475,359	40,355,921
Warrants Payable - Series H Preferred Stock	169,768	169,768
Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,559,899 and 1,559,899 shares issued and outstanding, respectively	14,157,515	14,153,834
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 54,491,449 shares issued and 50,921,018 shares outstanding	54,492	54,492
Additional paid-in capital	55,189,354	55,189,354
Additional paid-in capital - warrants	272,529	272,529
Treasury stock - 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(75,952,175)	(76,495,077)
Accumulated comprehensive loss of discontinued operations	(121,370)	(118,215)
Total Homeland Security Capital Corporation stockholders’ deficit	(6,649,655)	(7,193,083)
Noncontrolling interest of discontinued operations	834,534	401,786
Total stockholders’ deficit	(5,815,121)	(6,791,297)
Total liabilities and stockholders’ deficit	$39,830,006	$33,734,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2011	2010
Net revenue	$4,244,389	$—
Costs of revenue	2,096,906	—
Gross profit on revenue	2,147,483	—
Selling, General and Administrative Expenses
Marketing	55,878	—
Personnel	482,339	481,994
Insurance and facility costs	143,675	46,918
Travel and transportation	10,075	8,640
Other operating costs	3,519	—
Depreciation and amortization	876,506	—
Professional services	862,286	207,359
Administrative costs	15,104	15,166
Total operating expenses	2,449,382	760,077
Operating loss	(301,899)	(760,077)
Other (expense) income:
Interest expense to related party	(576,524)	(478,894)
Impairment losses	—	(308,214)
Other income	90,261	7,015
Total other expense	(486,263)	(780,093)
Loss from continuing operations before income taxes	(788,162)	(1,540,170)
Income tax	62,900	(560,775)
Loss from continuing operations	(851,062)	(979,395)
Income from discontinued operations	1,979,408	1,241,055
Net income	1,128,346	261,660
Less: Net loss attributable to noncontrolling interests	(182,539)	22,476
Net income attributable to Homeland Security Capital Corporation stockholders	945,807	284,136
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(402,905)	(405,139)
Net income (loss) attributable to common stockholders of Homeland Security Capital Corporation	$542,902	$(121,003)
Income (loss) per common share attributable to Homeland Security Capital Corporation stockholders - basic and diluted
Basic - continuing operations	$(0.01)	$(0.00)
Diluted - continuing operations	$(0.01)	$(0.00)
Basic - discontinued operations	$0.04	$0.02
Diluted - discontinued operations	$0.04	$0.02
Weighted average shares outstanding -
Basic	54,491,449	52,029,806
Diluted	54,491,449	52,029,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,128,346	$261,660
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	—	12,764
Depreciation and amortization	917,265	318,635
Gain on disposal of assets	(2,102,560)	(74,882)
Impairment losses on securities available for sale	—	308,214
Amortization of debt offering costs and discounts	—	8,000
Accrued interest due to related parties	576,523	487,825
Changes in operating assets and liabilities:
Accounts receivable	2,793,458	(5,389,530)
Costs in excess of billings on uncompleted contracts	(4,944,975)	2,606,892
Accrued interest receivable on related party debt	(4,663)
Other assets	(1,185,482)	219,524
Accounts payable	143,380	1,244,309
Billings in excess of costs on uncompleted contracts	1,552,452	(103,360)
Accrued compensation	(535,222)	133,645
Accrued other liabilities	6,437	(80,340)
Income taxes payable	58,165	98,488
Deferred revenue	(197,166)	(5,933)
Net cash (used in) provided by operating activities	(1,794,042)	45,911
Cash flows from investing activities:
Purchase of fixed assets	(27,269)	(189,950)
Purchase of subsidiary - Timios, Inc.	(1,150,000)	—
Purchase of assets of Default Services, Inc.	(480,700)	—
Investment received for noncontrolling interest of subsidiary	450,000	—
Payments on contingent consideration	(856,572)	—
Proceeds from sale of assets	2,796,013	1,545,725
Sale of marketable fixed income securities	—	872,427
Net cash provided by investing activities	731,472	2,228,202
Cash flows from financing activities:
Net borrowings (payments) on line of credit	3,329,000	(892,000)
Distributions to noncontrolling interest	(199,791)	—
Repayment of related party debt	(1,733,917)	(500,000)
Repayment of debt payable	—	1,092,854
Net cash provided by (used in) financing activities	1,395,292	(2,484,854)
Effect of exchange rate changes on cash	(3,155)	32,250
Net increase (decrease) in cash	329,567	(178,491)
Cash, beginning of period	3,494,256	1,829,429
Cash, end of period (including $1,538,130 in 2011 and $1,423,021 in 2010 in discontinued operations)	$3,823,823	$1,650,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

	Homeland Security Capital Corporation Shareholders
					Additional			Accumulated
				Additional	Paid-In			Comprehensive	Equity of	Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Loss-Discontinued	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Operations	Interests	(Deficit)
Balance, July 1, 2011	$14,153,834	54,491,449	$54,492	$55,189,354	$272,529	$(250,000)	$(76,495,077)	$(118,215)	$401,786	$(6,791,297)
Dividends on Series H and Series I	—	—	—	—	—	—	(399,224)	—	—	(399,224)
Amortization of Series H warrants	3,681	—	—	—	—	—	(3,681)	—	—	—
Receipt of equity of noncontrolling interest	—	—	—	—	—	—	—	—	450,000	450,000
Liquidating distribution of noncontroling interest	—	—	—	—	—	—	—	—	(199,791)	(199,791)
Currency tranlation	—	—	—	—	—	—	—	(3,155)	—	(3,155)
Net income	—	—	—	—	—	—	945,807	—	182,539	1,128,346
Balance, September 30, 2011	$14,157,515	54,491,449	$54,492	$55,189,354	$272,529	$(250,000)	$(75,952,175)	$(121,370)	$834,534	$(5,815,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2011

1.              Organization and Basis of Presentation of Unaudited Interim Financial Statements.

Organization

Homeland Security Capital Corporation (the “Company” or the “Holding Company”) is a consolidator of companies, whose current operating companies provide title, escrow and asset management real estate services. We are focused on creating long term value by taking a controlling interest in and developing our subsidiary companies through superior operations and management. We intend to operate businesses that provide real estate services, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sector.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The condensed consolidated financial statements include the accounts of the Company,  its 80% owned subsidiary, Fiducia Real Estate Services, Inc. (“FRES”), 93%-owned NTG Management, Inc. and its wholly-owned subsidiary, CSS Management, Inc. (successor companies to Nexus Technologies Group, Inc. (“Nexus”) and its subsidiary, Corporate Security Solutions, Inc. (“CSS”), respectively, whose assets were sold on August 19, 2011) in continuing operations and the discontinued operations of Safety & Ecology Holdings Corporation and its subsidiaries (“Safety”), Nexus and CSS through August 19, 2011, and Polimatrix, Inc. (“PMX”).  The Company controls each of the subsidiary boards of directors and provides extensive advisory services to the subsidiaries included in continuing operations. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each of those companies and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.  All intercompany balances and transactions have been eliminated.

2.              Summary of Significant Accounting Policies

Revenue Recognition — The Company recognizes revenue when it is realized or realizable and earned, less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)                persuasive evidence of an arrangement exists,

(ii)               the services have been rendered and all required milestones achieved,

(iii)              the sales price is fixed or determinable, and

(iv)              collectability is reasonably assured.

Revenues from continuing operations are derived primarily from services performed under agreements and contracts for providing settlement services, including title and escrow services, asset valuation and asset management and property preservation services. Generally, revenue is recorded upon the closing of an individual transaction.

Intangible Assets — The Company identifies intangible assets as identifiable non-monetary assets that cannot be physically measured.  The amounts recorded as intangible assets will be amortized over the useful lives or contractual commitments of these assets.  Impairment to the values of these assets will be measured on a regular basis and if there is an identifiable impairment, it will be recognized immediately.

Goodwill — Goodwill on acquisition is initially measured as the excess of the cost of the business acquired, including directly related professional fees, over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities. The Company’s acquisition of Safety in March of 2008 resulted in the recording of $6,403,982 as goodwill after the final allocation of the purchase price of the acquisition. The Company’s acquisitions of the assets of Default Servicing, LLC and the stock of Timios, Inc. in July 2011 resulted in recording additional goodwill of $2,312,974 and $1,674,242 respectively (see Note 10 — Acquisitions).

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

Any impairment of goodwill based on the above calculations is recognized immediately in the income statement and is not subsequently reversed. At September 30, 2011, no goodwill impairment has been recognized.

Contingent Consideration — The Company has initially recorded a liability of approximately $3,946,000 in contingent consideration related to its recent acquisitions.  Under the terms of the purchase agreements additional contingent purchase price is due to the seller, based on revenue earned each month (see Note 10 - Aquisitions).  The Company regarded the liability at fair value at the time of acquisition and evaluates the liability periodically based upon expectations of future revenues and related consideration.

Reclassifications — Certain prior period balances have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This ASU amends FASB ASC 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined period as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company is currently assessing the impact of this ASU on its consolidated financial statements.

3.              Going Concern

The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2011, the Company has a stockholders’ deficit of $5,887,321.  Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and has implemented measures to increase profitability and has committed to sell or has sold certain operations, using such sale proceeds to repay debt. Additionally, management believes the acquisition of new, more profitable operations in new lines of business and the further reduction of certain operating expenses will have positive impact on cash flow. Management also recognizes that its inability to repay outstanding debt could result in foreclosure on the assets of the Company.

As mentioned above, the Company sold certain of its subsidiaries and used the proceeds to repay debt. On August 19, 2011, the Company closed the sale of Nexus and used $1,733,917 from the sale proceeds to repay debt. On October 31, 2011, the Company closed the sale of Safety and used $12,651,910 from the sale proceeds to repay debt (see Note 14 - Subsequent Events). After the debt repayments indicated above, the Company has outstanding debt of approximately $5,985,000 at October 31, 2011.

Forbearance Agreement with YAGlobal Investments, L.P.

On October 26, 2011, YA agreed to a extention of the forbearance agreement until April 30, 2012 on the balance of the remaining debt owed them. If the Company is unable to repay this debt or reach an agreement with YA as to other alternatives to satisfy this debt, and a foreclosure were to take place, it would have a material adverse effect on the Company’s continuing operations, its liquidity, its capital resources and its stockholders.

As a condition to the entry to the Agreement, the Company has undertaken to cause its subsidiaries, PMX and CSS to enter into an agreement pursuant to which they will guarantee the Company’s obligations to the Lender and grant a security interest in their assets.

During the course of fiscal year 2012, it remains management’s intention to continue to explore all options available to the Company to repay its remaining debt in full, convert the debt to equity, undertaking private placements of its securities and making significant expense reductions where ever possible.

4.              Discontinued Operations

During the fiscal year ended June 30, 2011, the Company considered the sale of one or all of its current subsidiaries and using the proceeds from any sale of a subsidiary to repay debt. Accordingly, the Company developed a coordinated plan to dispose of its subsidiaries and retained advisors to assist it in the marketing and sale of subsidiary operations.

On July 15, 2011, the Company signed a definitive agreement to sell its wholly owned Safety subsidiary and, on October 31, 2011, consumated the sale. On August 19, 2011, the Company sold its majority-owned Nexus subsidiary. The results of operations of these subsidiaries, along with PMX, are reported as “discontinued operations” and the assets and liabilities have been separated on the balance sheet.

Summarized in the table is certain financial information (which consists primarily of Safety and Nexus) included in discontinued operations for the three months ended September 30:

	2011	2010

Net contract revenue	$19,409,567	$25,059,138
Contract costs	16,494,911	20,071,230
Gross profit on contracts	2,914,656	4,987,908
Operating expenses	2,802,342	2,970,570
Operating income	112,314	2,017,338
Other expenses	235,466	753,807
Gain on sale of assets of Nexus	2,102,560	—
Income from discontinued operations	$1,979,408	$1,263,531

5.              Intangible Assets, net

The components of intangible assets consist of the following at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011	Amortization Period
Depreciable intangibles:

Non-compete agreements	$60,000	$—	3 Years
Contract	1,031,992	—	1 Year
Intellectual properties	295,680	—	5 Years
Brand and Logo	52,229	—	5 Years
Deferred charges	900,000	900,000	3 Years
	$2,341,901	$900,000
Less accumulated amortization	(1,766,167)	(900,000)
	$575,734	$—

Amortization expense for intangibles was $866,167 and $ -0-  for the three months ended September 30, 2011 and 2010, respectively.

6.              Income Taxes

The Company has not recorded any federal income tax expense or benefit for the three months ended September 30, 2011, mainly due to available federal net operating loss carryforwards.  The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.The Company has recorded state income tax expense for certain of the jurisdictions in which it operates.

7.             Earnings (Loss) Per Share

The basic earnings (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of common stock outstanding during each period.

Diluted earnings per share are computed using outstanding shares of common stock plus the the Company’s Series F, H and I convertible preferred stock (the “Preferred Shares”) and common stock options and warrants that can be exercised or converted, as applicable, into common stock at September 30, 2011 and 2010. Diluted earnings per share are not indicated for the three month period ended September 30, 2011 because the market price of the Company’s common stock, when using the treasury method, indicates that conversions or exercises would not be prudent, as the Convertible Preferred Shares and common stock options and warrants were “out of the money.”

The reconciliations of the basic and diluted income (loss) Per Share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended September 30,
	2011	2010

Basic and Diluted Earnings Per Share:
Income (Numerator)	$945,807	$284,136
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	(3,681)
Less: Preferred stock dividends	(399,224)	(401,458)
Income (loss) attributable to common stockholders	$542,902	$(121,003)

Shares (Denominator)
Weighted-average number of common shares:
Basic	54,491,449	52,029,806
Diluted	54,491,449	52,029,806

Earnings Per Common Share
Basic income per share	$0.01	$0.00
Diluted income per share	$0.01	$0.00

8.              Cash Flows

Supplemental disclosure of cash flow information for the three month period ending September 30, 2011 and 2010, are as follows:

	Three Months Ended September 30,
	2011	2010

Cash paid during the period for:
Interest	$1,758,039	$558,779
Taxes	232,420	530

Supplemental disclosure for noncash investing and financing activity:
Temporary impairment of value of securities available for sale	$—	$(110,825)
Dividends accrued on Perferred Stock	399,224	401,458
Dividends paid with Preferred Stock	3,681	3,681
Conversion of Series H Preferred Stock	—	(86,000)
Equipment purchased under capital leases	—	61,660

9.              Related Party Transactions

Safety leases approximately 21,000 square feet of office space from a company controlled by our former President. The Company recognized rent expense under this agreement of approximately $86,000 during the three month period ending September 30, 2011 and 2010, respectively.

Safety, in the normal course of business, is required to post a performance bond on certain projects. Typically, the bonding or surety company who posts the bond on Safety’s behalf will require collateralization of their potential liability for posting the bond. Through September 30, 2011, our former President guaranteed this potential liability.

The Company recognizes the potential exposure to our former President and, on January 1, 2011, entered into an agreement with him and his spouse, indemnifying them against any liabilities they may endure as a result of collateralizing Safety’s bonding requirements and agreed to pay them a standard fee for this collateralization. Through September 30, 2011, the Company paid our former President and his spouse approximately $62,000 under the indemnity agreement. Through September 30, 2011, the amount of possible indemnification to our former President and his spouse was approximately $13,000,000.

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by two of our directors and the initial stockholder and founder of SAAC. SAAC was a special purpose acquisition corporation formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses. SAAH, in turn, loaned the $500,000 to SAAC. SAAC ultimately consummated its initial business combination with UEI.

The loan is evidenced by a note bearing 5% interest per annum and was due on or before May 31, 2011 (which maturity date has been extended to December 31, 2012), with no prepayment penalties. The loan is guaranteed in its entirety by our Chairman, Chief Executive Officer and now President. The Company expected repayment of the loan from the proceeds of the sale by SAAH of its founder warrants and ultimately by UEI. On September 20, 2010, UEI filed for bankruptcy protection. At September 30, 2011 and 2010, the balance of the note, including interest, was $453,790 and $435,290, respectively. Interest income related to this note was $4,663 for each of the three month periods ended September 30, 2011 and 2010.  Our Chairman, Chief Executive Officer and President intends to fulfill his guarantee of this loan has the ability to satisfy any obligations under this note.

10.      Acquisitions

The Company, through Fiducia Holdings, owns eighty percent (80%) of FRES, the parent company and one hundred percent (100%) owner of Default and Timios. Accordingly, the Company believes it will exercise sufficient control over the operations and financial results of each of its subsidiaries and will consolidate the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

Default Servicing, LLC (“Servicing”)

On July 5, 2011, the Company completed the acquisition of all of the assets and properties of, and the assumption of certain liabilities from Default Servicing, LLC (“Servicing”) pursuant to the Asset Purchase Agreement the Company entered into on June 22, 2011 by and among Default Servicing USA, Inc. (“Default”), a subsidiary of the Company, Default and DAL Group, LLC, as seller and the sole member of Servicing.

Default is engaged in the business of providing real estate-owned, liquidation-related services, including property inspection, eviction and broker assignment services. The assets acquired include, among other things, certain contract rights of Servicing, certain office furniture and equipment located at its offices in Kentucky, and other rights and interests of Servicing.

In consideration for the assets, the Company paid at closing an aggregate purchase price of $480,700 in cash. In addition, the Company may be liable to pay up to an additional $2,912,721 in cash subject to the achievement of net revenue earned based upon the following schedule:

Calendar Year	Percentage of Revenue Earned
2011	45%
2012	35%
2013	35%
2014	30%

Based on Servicing’s existing revenue stream, the Company estimates a minimum amount due from contingent consideration of $1,200,000 and as of September 30, 2011 has paid approximately $850,000 of that amount. Based upon historical revenue earnings, Company’s management estimates it is likely that the Company will pay the maximum amount of the possible liability. In addition, management estimates that the entire contingent consideration will be paid within 12 months of the acquisition date. Based on these Level 3 inputs, the estimate of the fair value of the contingent consideration liability is $2,912,721.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition as recorded by the Company. The Company is still evaluating the allocation of the purchase price which is preliminary and subject to refinement:

Assets acquired:
Furniture and equipment	$33,455
Non-compete agreement	15,000
Contract rights	1,031,992
Goodwill	2,312,974
Total assets acquired	3,393,421
Liabilities assumed	—
Purchase price to be allocated	$3,393,421

The contract rights asset relates to a specific contract in existence at the time of acquisition. The asset will be amortized over the remaining expected revenue stream of the contract utilizing the activity method based upon the revenue earned.

As previously mentioned, the Company owns 80% of the parent company of Servicing, therefore of the estimated fair value, $678,684 of the value is held by non-controlling interests. Recorded goodwill is primarily a function of expected future revenues to be generated by Servicing based upon historical earnings and management’s expectations of the industry growth.

Revenues and earnings of Servicing since the acquisition date that are included in the consolidated income statement of the Company are $1,875,959 and $679,800, respectively. Due to the non-cooperation of the previous parent company of Servicing, proforma comparative information is not provided.

Simultaneously with the completion of the acquisition of the assets, the employment agreement between Default and its chief operating officer became effective.

Timios, Inc. (“Timios”)

On July 29, 2011, the Company completed the acquisition of all of the issued and outstanding capital stock of Timios, Inc. (“Timios”), pursuant to a Stock Purchase Agreement dated May 27, 2011, by and among the Company, Timios Acquisition Corp., a wholly-owned subsidiary of the Company, DAL Group, LLC, as seller, and Timios, a wholly-owned subsidiary of DAL Group, LLC.

Timios and its subsidiaries are engaged in the business of providing settlement services and asset valuation, including title insurance and escrow services.

In consideration for the assets, the Company paid at closing an aggregate purchase price of $1,150,000 in cash. In addition, the Company may be liable to pay up to an additional $1,033,238 in cash subject to the achievement of net revenue earned based upon a 5% contingent payment on earned revenue until the maximum contingent consideration has been achieved.

Based on Timios’ historical revenue earnings, Company’s management estimates it is likely that the Company will pay the maximum amount of the possible liability. In addition, management estimates that the entire contingent consideration will be paid within 12 months of the acquisition date. Based on these Level 3 inputs, the estimate of the fair value of the contingent consideration liability is $1,033,238.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition as recorded by the Company. The Company is still evaluating the allocation of the purchase price which is preliminary and subject to refinement:

Assets acquired:
Current assets	$374,154
Furniture and equipment	140,379
Non-compete agreement	45,000
Brand and logo	54,229
Intellectual property	295,680
Goodwill	1,674,242
Total assets acquired	2,583,684
Liabilities assumed	400,446
Purchase price to be allocated	$2,183,238

The intellectual property asset relates to a software that was developed in-house and is used by Timios to have a competitive edge over their competition in the title servicing industry. The asset will be amortized over the remaining expected useful life utilizing the straight line method.

As previously mentioned, the Company owns 80% of the parent company of Timios, therefore of the estimated fair value, $436,648 of the value is held by non-controlling interests. Recorded goodwill is primarily a function of expected future revenues to be generated by Timios based upon historical earnings and management’s expectations of the industry growth.

Revenues and earnings of Timios since the acquisition date that are included in the consolidated income statement of the Company are $2,368,430 and $347,169, respectively. Management does not consider the acquisition of Timios to be a significant business combination of the Company at the time of acquisition to present pro-forma information for comparative years.

Simultaneously with the completion of the acquisition of the Shares, the employment agreements between Timios and each of its chief executive officer, chief financial officer and senior vice president became effective.

The Company assumed certain lease agreements as a result of acquisitions of Timios and Default. The Company and subsidiaries lease office space and equipment under operating lease agreements. These leases expire on various dates through 2013, with certain leases providing renewal options.

Future minimum payments under these leases are as follows:

2011	$234,921
2012	$371,271
2013	$182,475

11.       Completion of Sale of Nexus

On August 19, 2011, the Company entered into and simultaneously closed an Asset Acquisition Agreement by and among the Company, Nexus, a majority-owned subsidiary of the Company, CSS, a wholly-owned subsidiary of Nexus, as the seller, and Halifax Security, Inc., as the buyer, pursuant to which CSS agreed to sell to the buyer substantially all of its assets.

In consideration for the assets acquired, the buyer paid an aggregate purchase price of $2,796,013 in cash (the “Purchase Price”), which Purchase Price was subject to post-closing working capital adjustments to be determined within 60 days following the closing date as set forth in the Purchase Agreement which, as of November 9, 2011, was agreed to be $30,000.  $300,000 of the Purchase Price was deposited in an escrow account to satisfy any claims for indemnity under the Purchase Agreement, in accordance with the terms of an escrow agreement entered between the parties and the escrow agent. The Company used $1,733,917 of the Purchase Price to satisfy a portion of its indebtedness to the Lender.

12.       Subsequent Events

On October 31, 2011, the Company completed the sale of all of the issued and outstanding capital stock, consisting of 20 shares of common stock, par value $0.001 per share, and 10,550,000 shares of Series A Preferred

Stock, par value $0.001 per share (collectively, the “Shares”), of Safety pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), dated as of July 15, 2011, by and among the Company, Safety and Perma-Fix Environmental Services, Inc. (“Buyer”).

In consideration for the Shares, Buyer paid an aggregate purchase price (the “Purchase Price”) of (i) $15,888,006, in cash (the “Cash Consideration”), and (ii) an unsecured promissory note in the principal amount of $2,500,000 issued by Buyer to the order of the Company (the “Promissory Note”), $500,000 of which will be prepaid within ten days after the closing. In addition, $2,000,000 of the Cash Consideration has been deposited in an escrow account to satisfy any claims for indemnity under the Purchase Agreement pursuant to an Escrow Agreement, dated October 31, 2011.

As part of the sale, the holders of the Company’s Series I Convertible Preferred Stock (the “Management Investors”) purchased a total of 813,007 shares of Buyer’s common stock at a purchase price of $1.23 per share (the “Buyer Stock Consideration”). In addition to the Buyer Stock Consideration, the Management Investors received, on an aggregate basis, (i) $125,000 of the Cash Consideration, $100,000 of which will be held in the escrow account under the terms of the Escrow Agreement, and (ii) $100,000 in the principal amount of the Promissory Note, plus accrued interest as described below, for a total exchange consideration of up to $1,225,000, subject to any indemnification claims that Buyer may make against the escrow account or the Promissory Note (such amount, the “Exchange Consideration”), under the terms of an exchange agreement. In consideration for the Exchange Consideration, the Management Investors have agreed to cancel their Series I Convertible Preferred Stock and all rights as holders thereof as well as warrants in the Company. The Exchange Consideration is subject to the same indemnification obligations to which the Company is subject under the terms of the Purchase Agreement.

The Promissory Note shall bear an annual interest rate equal to 6% (except that in the Event of Default, as defined in the Promissory Note, the annual interest rate shall automatically increase to 12% so long as an Event of Default continues) and may be subject to offset of amounts the Company owes to Buyer for any outstanding indemnification claim, but only after Buyer has exhausted its remedies against the escrow account. The Promissory Note shall be payable over a three (3) year period in thirty-six (36) equal monthly installments, although Buyer has agreed to prepay $500,000 of the principal amount within 10 days after the closing in accordance with Section 3 of the Promissory Note. In addition, in the event of an Event of Default, as more fully set forth in the Promissory Note, the Company has the option to convert the unpaid portion of the Promissory Note into Buyer’s restricted shares in accordance with the formula set forth therein (the “Payoff Shares”). Upon issuance of the Payoff Shares, the Company and Buyer will enter into a registration rights agreement, in the form attached to the Purchase Agreement, pursuant to which the Company would be entitled to certain piggyback registration rights with respect to the Payoff Shares.

The Company has used $12,651,910 of the Purchase Price to satisfy certain of its obligations to the Lender in connection with the Forbearance Agreement as discussed in Note 3.

Also subsequent to September 30, 2011, the Company elected to change its year end to December 31.

Item 1A.  Risk Factors

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K  for the year ended June 30, 2011, as may be updated and supplemented by this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, the “Company,” “the Holding Company,” “we,” “us,” and “our” refer to Homeland Security Capital Corporation.

Overview

Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997 under the name “Celerity Systems, Inc.” In 2005, we changed our business plan to seek acquisitions of and joint ventures with companies operating in the homeland security business sector and, since then, have operated soley as a provider of specialized technology-based radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. Our corporate headquarters is located in Arlington,Virginia.

In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of a majority interest in a subsidiary holding company that owns, through an intermediary company, two operating companies:  one engaged in title and escrow services for mortgage originaltion, refinance, reverse mortgages and deed-in-lieu transactions, and the other engaged in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

In early 2011, we had announced that we were considering strategic alternatives to retire part or all of our debt, including the sale of one or all of our subsidiaries. Accordingly, we developed a coordinated plan to dispose of our then current operations and use the proceeds from the sale of our subsidiaries to retire debt. On August 19, 2011, we completed the sale of  substantially all of the assets of CSS, the operating subsidiary of Nexus, and on October 31, 2011, we completed the sale of Safety. The proceeds from these sales were used to retire debt. This quarterly report reflects the results of operations of these subsidiaries, along with those of Polimatrix, as discontinued operations.

We currently conduct our continuing operations through one majority-owned subsidiary.  On July 6, 2011, the Company formed Fiducia Holdings, LLC and, through this subsidiary, on July 19, 2011, acquired eighty percent (80%) of Fiducia Real Estate Solutions, Inc., or FRES, a company involved in the real estate services industry. On July 5, 2011 and on July 29, 2011, FRES, through a newly formed subsidiary, Default Servicing USA, Inc., or Default, acquired substantially all the assets of Default Servicing, Inc. and all of the capital stock of Timios, Inc., or Timios, respectively.

The Company expects to grow these businesses both organically and through acquisitions. The Company continues to target growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on growth opportunities. The Company plans to enhance the operations of these companies by helping them generate new business, grow revenues, develop superior management, build infrastructure and improve cash flows.

Results of Continuing Operations

The discussion below reflects the consolidated accounts of the Company’s continuing operations only for the three months ended September 30, 2011. As a result of the acquisitions of Default and Timios during the quarter and the lack of comparative data for partial quarters of the preceding year, management believes quarterly comparative analysis year over year would be misleading to the reader and generally not reflective of the current operations of the Company. Therefore, the discussion below only reflects the results of operations for the quarter ended September 30, 2011.

Three Month Period Ended September 30, 2011

Revenue

For the three months ended September 30, 2011, the Company recorded consolidated revenue of $4,244,389, which was generated from newly acquired real estate services subsidiaries in the current quarter.

Cost of Revenue

For the three months ended September 30, 2011, the Company recorded consolidated cost of revenue of $2,096,906 which costs were from newly acquired real estate services subsidiaries in the current quarter.

Operating expenses

For the three months ended September 30, 2011, the Company recorded consolidated operating expenses of $2,499,382.  The Holding Company incurred operating expenses of $1,066,668 for the three months ended September 30, 2011 compared to $760,077 for the 3 months ended September 30, 2010.  The increase was due to additional costs associated with the acquisitions of our current subsidiaries and the sale of our former subsidiaries. Also for the three months ended September 30, 2011, newly acquired real estate services subsidiearies, incurred $1,382,714 operating expenses.

Other income and expense

For the three months ended September 30, 2011, the Company recorded consolidated net other expense of $486,263, all of which was recorded at the Holding Company and primarily consisted of interest expense, compared to net other expense of $780,093 for the three months ended September 30, 2010. The decrease was primarily related to impairment charges of $308,213 that were recorded in 2010.

Net income

As a result of the foregoing, the Company recorded net income of $1,128,346, before noncontrolling interests and preferred dividends of $585,444, for the three months ended September 30, 2011, compared to net income of $284,136 for the three months ended September 30, 2010.

Discontinued Operations

During the fiscal year ended June 30, 2011, the Company considered the sale of one or all of its current subsidiaries and using the proceeds from any sale of a subsidiary to repay debt. Accordingly, the Company developed a coordinated plan to dispose of its subsidiaries and retained advisors to assist it in the marketing and sale of subsidiary operations.

On July 15, 2011, the Company signed a definitive agreement to sell its wholly owned Safety subsidiary and, on October 31, 2011, consumated the sale. On August 19, 2011, the Company sold its majority-owned Nexus subsidiary. The results of operations of these subsidiaries, along with PMX, are reported as “discontinued operations” and the assets and liabilities have been separated on the balance sheet.

Income from discontinued operations for the three months ended September 30, 2011 and 2010 was $1,979,408 and $1,241,055, respectively. The increase in 2011 was due to the gain on the sale of the assets of Nexus of $2,102,560 offset by operating losses of approximately $123,000 from Safety and Nexus.

Liquidity and Capital Resources

From August  2005 through March 2008, the Company operated and acquired businesses using funding from issuance of its common stock, preferred stock and convertible debt to YA Global Investments, L.P. (formerly known as Cornell Capital, L.P.), or YA, totaling approximately $23,250,000.  At September 30, 2011, the Company owed YA approximately $18,483,000, including accrued interest. In March 2008, the total debt was consolidated into three notes, each with a maturity date of March 14, 2010. The maturity date was initially extended to October 1, 2010, and then subsequently extended to July 15, 2011, by which time the Company had expected to sell Safety, Nexus and PMX and retire the debt. Since neither Safety, Nexus nor PMX were sold by this date, YA agreed to a forbearance until August 31, 2011 and then subsequently agreed to an extension of the forbearance period until September 14, 2011. On August 19, 2011, Nexus was sold and $1,733,917 of the proceeds from the sale was paid to YA. On October 31, 2011, Safety was sold and $12,651,910 of the proceeds from the sale was paid to YA. On October 26, 2011, YA agreed to an extention of the forbearance period until April 30, 2012 on the balance of the remaining debt owed them, or approximately $5,985,000 in principal, as of October 31, 2011. If the Company is unable to repay this debt or reach an agreement with YA as to other alternatives to satisfy this debt, and a foreclosure were to take place, it would have a material adverse effect on the Company’s continuing operations, its liquidity, its capital resources and its stockholders.

The Company’s continuing operations had cash on hand of $2,285,693 at September 30, 2011. Our primary needs for cash are to repay debt owed to YA and fund our ongoing operations. Our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We do not have sufficient capital on hand to repay our debt to YA nor are we able to internally generate sufficient capital to repay such debt in full at this time. We will require significant additional capital in order to repay our debt, fund our operations and make additional acquisitions.

During the three months ended September 30, 2011, the Company’s operations had a net increase in cash of $329,567. The Company’s continuing operations sources and uses of funds were as follows:

Cash Flows From Operating Activities

We used net cash of $1,794,042 in our operating activities during the three months ended September 30, 2011, consisting of income of $519,574 (net income of $1,128,346 less adjustment for non-cash items of $608,772), offset by net uses of cash totaling $2,313,616 due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities

We provided net cash of $731,472 in our investing activities during the three months ended September 30, 2011, consisting of proceeds from the sale of the assets of Nexus in the amount of $2,796,013 and the receipt of investment proceeds of $450,000 of a non-controlling interest in a subsidiary. Cash was used to purchase fixed assets of $27,269 and the purchase of Timios for $1,150,000 and the assets of Services for $480,700 and payments on contingent consideration of $856,572.

Cash Flows From Financing Activities

We provided cash of $1,395,292 from financing activities during the three months ended September 30, 2011, consisting of net borrowings from Safety’s line of credit of $3,329,000. We used funds to repay a note to a related party in the amount of of $1,733,917 and funding non-controlling interests of $199,791.

As of September 30, 2011, the Company had a net working capital deficit of $12,627,762.

Off-Balance Sheet Arrangements

Safety, in the normal course of business, is required to post a performance bond on certain projects. Typically, the bonding or surety company who posts the bond on Safety’s behalf will require collateralization of their potential liability for posting the bond. Through September 30, 2011, our former President collateralized this potential liability through his personal net worth.

The Company recognizes the potential exposure to our former President and, on January 1, 2011, entered into an agreement with him and his spouse, pursuant to which the Company agreed to indemnify them against any liabilities resulting from collaterizing Safety’s bonding requirements. At September 30, 2011, the amount of possible indemnification to our former President and his spouse was approximately $13,000,000.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As of September 30, 2011, we were not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits

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

101**

The following materials from the Quarterly Report on Form 10-Q of Homeland Security Capital Corporation for the period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficits and Comprehensive Loss; and (v) Notes to Consolidated Financial Statements.

* Exhibit filed with this Quarterly Report on Form 10-Q.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is no subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL CORPORATION

Date: November 21, 2011	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)