Form 10-Q/A
period 2011-09-30
Homeland Security Capital CORP
filed 2011-11-22
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q (the “Original Filing”) of Homeland Security Capital Corporation (“we, “us,” “our” or the “Company”) for the quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2011, is being filed for the purpose of correcting a formatting error that occurred in the HTML version during conversion to the XBRL (Extensible Business Reporting Language) format in the Original Filing. Specifically, the line item entitled “Repayment of debt payable” in the Condensed Consolidated Statement of Cash Flows should include parenthesis to reflect the use of cash to repay debt.  During the formatting process, the parenthesis were dropped.  Such line item, as corrected, should read “($1,092,854).”  The Company is also including with this Amendment certain certifications dated as of the date hereof.

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

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,128,346	$261,660
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	—	12,764
Depreciation and amortization	917,265	318,635
Gain on disposal of assets	(2,102,560)	(74,882)
Impairment losses on securities available for sale	—	308,214
Amortization of debt offering costs and discounts	—	8,000
Accrued interest due to related parties	576,523	487,825
Changes in operating assets and liabilities:
Accounts receivable	2,793,458	(5,389,530)
Costs in excess of billings on uncompleted contracts	(4,944,975)	2,606,892
Accrued interest receivable on related party debt	(4,663)
Other assets	(1,185,482)	219,524
Accounts payable	143,380	1,244,309
Billings in excess of costs on uncompleted contracts	1,552,452	(103,360)
Accrued compensation	(535,222)	133,645
Accrued other liabilities	6,437	(80,340)
Income taxes payable	58,165	98,488
Deferred revenue	(197,166)	(5,933)
Net cash (used in) provided by operating activities	(1,794,042)	45,911
Cash flows from investing activities:
Purchase of fixed assets	(27,269)	(189,950)
Purchase of subsidiary - Timios, Inc.	(1,150,000)	—
Purchase of assets of Default Services, Inc.	(480,700)	—
Investment received for noncontrolling interest of subsidiary	450,000	—
Payments on contingent consideration	(856,572)	—
Proceeds from sale of assets	2,796,013	1,545,725
Sale of marketable fixed income securities	—	872,427
Net cash provided by investing activities	731,472	2,228,202
Cash flows from financing activities:
Net borrowings (payments) on line of credit	3,329,000	(892,000)
Distributions to noncontrolling interest	(199,791)	—
Repayment of related party debt	(1,733,917)	(500,000)
Repayment of debt payable	—	(1,092,854)
Net cash provided by (used in) financing activities	1,395,292	(2,484,854)
Effect of exchange rate changes on cash	(3,155)	32,250
Net increase (decrease) in cash	329,567	(178,491)
Cash, beginning of period	3,494,256	1,829,429
Cash, end of period (including $1,538,130 in 2011 and $1,423,021 in 2010 in discontinued operations)	$3,823,823	$1,650,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

	Homeland Security Capital Corporation Shareholders
					Additional			Accumulated
				Additional	Paid-In			Comprehensive	Equity of	Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Loss-Discontinued	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Operations	Interests	(Deficit)
Balance, July 1, 2011	$14,153,834	54,491,449	$54,492	$55,189,354	$272,529	$(250,000)	$(76,495,077)	$(118,215)	$401,786	$(6,791,297)
Dividends on Series H and Series I	—	—	—	—	—	—	(399,224)	—	—	(399,224)
Amortization of Series H warrants	3,681	—	—	—	—	—	(3,681)	—	—	—
Receipt of equity of noncontrolling interest	—	—	—	—	—	—	—	—	450,000	450,000
Liquidating distribution of noncontrolling interest	—	—	—	—	—	—	—	—	(199,791)	(199,791)
Currency translation	—	—	—	—	—	—	—	(3,155)	—	(3,155)
Net income	—	—	—	—	—	—	945,807	—	182,539	1,128,346
Balance, September 30, 2011	$14,157,515	54,491,449	$54,492	$55,189,354	$272,529	$(250,000)	$(75,952,175)	$(121,370)	$834,534	$(5,815,121)

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

PART II.  OTHER INFORMATION.

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

HOMELAND SECURITY CAPITAL CORPORATION

Date: November 22, 2011	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)