Form 10-KT
period 2011-12-31
Homeland Security Capital CORP
filed 2012-03-30
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended December 31, 2011

Commission file number 000-23279

Homeland Security Capital Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2050585
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4601 Fairfax Drive, Suite 1200

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was $233,477, based on the closing sale price of $0.0065 per share on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, outstanding as of March 25, 2012, is 55,159,022, 3,570,431 of which is held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, contain or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other things, our:

(a)  ability to pay our outstanding debt;

(b)  projected revenues and profitability;

(b)  future financing plans;

(c)  ability to implement our business and growth strategies;

(d)  ability to effectively compete with our competitors;

(d)  anticipated needs for working capital; and

(e)  liquidity.

Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations  are generally identifiable by the use of forward-looking terminology, such as: “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause our actual results, performance or achievements to differ materially from the results, performance or achievements, expressed or implied, indicated by these forward-looking statements. For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A of this Transition Report on Form 10-K. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.  BUSINESS

General

Homeland Security Capital Corporation (together with its subsidiaries, shall be referred to as the “Company,” “we,” “us” and “our”) was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” In 2005, the Company changed its business plan primarily to seek acquisitions and joint ventures and, until July 2011, operated solely as a provider of specialized technology-based radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. In July 2011, we expanded the scope of our operations to include companies operating in the real estate services industry through our acquisition of a majority interest in an intermediary holding company that owns, through another intermediary company, three companies:  (1) one engaged in providing national title and escrow services; (2) one engaged in appraisal management services; and (3) one engaged in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

We continue to be engaged in the strategic acquisition, operation, development and consolidation of companies operating in various industries. We are focused on creating long-term stockholder value by taking controlling interests in and developing our subsidiary companies through superior management, operations, marketing and finance. We operate businesses that we believe provide cutting edge technology, products and services solutions, which we intend to grow organically and by acquisitions. We target emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on growth opportunities.  The Company’s Chairman, Chief Executive Officer and President is former Congressman C. Thomas McMillen, who served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland.

Our corporate headquarters is located at 4601 Fairfax Drive, Suite 1200, Arlington, VA 22203, and our telephone number is (703) 528-7073.

Recent Developments

On November 16, 2011, our Board of Directors approved a change of our fiscal year end from June 30 to December 31 effective immediately. The change was made to align our fiscal periods with those of our new subsidiaries.

On October 31, 2011, we completed the sale of all of the issued and outstanding capital stock of Safety & Ecology Holdings Corporation, our wholly-owned subsidiary (“Safety”), pursuant to that certain Stock Purchase Agreement, dated as of July 15, 2011, by and among the Company, Safety and Perma-Fix Environmental Services, Inc. (“Buyer” or “PESI”). In consideration for all of Safety’s capital stock, the Buyer paid an aggregate purchase price of (i) $15,888,006, in cash, and (ii) $2,500,000 in the form of an unsecured promissory note (issued by Buyer, $500,000 of which was prepaid ten days after the closing). In addition, $2,000,000 of the Cash Consideration was deposited in an escrow account to satisfy claims for indemnity under the Stock Purchase Agreement. On December 31, 2011, the Company and the Buyer agreed to an indemnity claim in the amount of $1,500,000, reducing the balance of the escrow account to $500,000. We used $12,651,910 of the Cash Consideration to satisfy certain obligations to our lender, YA Global Investments, L.P. (“YA”), in connection with a certain Forbearance Agreement, dated July 29, 2011, as amended September 7, 2011 (the “Forbearance Agreement”), by and among YA and the Company, Homeland Security Advisory Services, Inc., Celerity Systems, Inc. and Nexus Technologies Group, Inc. (now known as NTG Management Corp., or NTG.)

On September 7, 2011, we entered into the First Amendment to the Forbearance Agreement, pursuant to which YA agreed to extend the Forbearance Period (as defined in the Forbearance Agreement) to September 14, 2011.  On October 26, 2011, we entered into an Amended and Restated Forbearance Agreement with YA and certain of our subsidiaries, pursuant to which YA agreed to forbear from exercising its rights under such agreement until the earlier of April 30, 2012 and a “Termination Event” (as defined therein).  Consequently, as of April 30, 2012, the Company will become subject to foreclosure by YA without notice, and YA may immediately commence enforcing its rights and remedies pursuant to the Forbearance Agreement, the agreements relating to our outstanding debt and under applicable law.  As of December 31, 2011, we had outstanding indebtedness to YA in the aggregate principal amount of approximately $1,624,904 and, with accrued interest, approximately $5,553,778. As of the date of this report, YA has not notified the Company of its intention to foreclose on the assets of the Company, all of which are pledged as collateral for the debt.  We are in discussions with YA to extend the Forbearance Period and/or renegotiate the terms of the agreements relating to our outstanding debt.

On August 19, 2011, we entered into an Asset Acquisition Agreement with Corporate Security Solutions, Inc., or CSS, a wholly-owned subsidiary of NTG (formerly Nexus Technologies Group, Inc.) and Halifax Security, Inc., or Halifax, pursuant to which we sold to Halifax substantially all of CSS’s assets for an aggregate purchase price of $2,796,013 in cash, as adjusted by certain post-closing working capital adjustments. $300,000 of the purchase price was deposited in an escrow account to satisfy any claims for indemnity. We used $1,733,917 of the purchase price to satisfy a portion of our indebtedness to YA.

On July 29, 2011, we completed the acquisition of all of the issued and outstanding capital stock of Timios, Inc., or Timios, pursuant to that certain Stock Purchase Agreement, dated as of May 27, 2011, by and among us, Timios Acquisition Corp., an indirect and majority-owned subsidiary of the Company, DAL Group, LLC, or DAL; and Timios, a wholly-owned subsidiary of DAL. In consideration for such capital stock, we paid an aggregate purchase price consisting of: (a) $1,150,000 in cash, subject to certain working capital adjustments, and (b) an aggregate of up to an additional $1,350,000 in contingent payments, subject to the achievement of specified net revenue measurement metrics, as set forth in such Stock Purchase Agreement.  As of December 31, 2011, we agreed to a reduction in contingent payments in the amount of approximately $329,152 representing a working capital shortfall, and made contingent payments of $16,434 through that date. As of February 29, 2012, the remaining contingent payments that may be payable amount to $850,123.

On July 5, 2011, we completed the acquisition of all of the assets of Default Servicing, LLC, or Default, pursuant to that certain Asset Purchase Agreement, dated as of June 22, 2011, by and among us, Default Servicing USA, Inc., or DSUSA, an indirect and majority-owned subsidiary of the Company, Default and DAL, the sole member of Default. In consideration for the assets, we paid an aggregate purchase price of $480,000 in cash. In addition, we had agreed to pay up to an additional amount of approximately $2.9 million in contingent payments, subject to the achievement of specified net revenue measurement metrics during each calendar month through 2014.  As of December 31, 2011, we have made contingent payments of approximately $1,008,691. On December 29, 2011, DSUSA reached an agreement with DAL, whereby DAL accepted a lump sum payment of $200,000 in exchange for the extinguishment of all future contingent payments specified in the Asset Purchase Agreement.

On July 6, 2011, the Company formed a limited liability company, Fiducia Holdings, LLC, a Delaware limited liability company, or Holdings, and, on July 29, 2011, in exchange for the payment of the consideration for the acquisitions of Timios and Default and certain other consideration, the Company received 80 Class A membership units of Holdings.  In addition, C. Thomas McMillen, the Chief Executive Officer and Chairman of the Company, and Michael T. Brigante, the Chief Financial Officer of the Company, received 15 and 5 Class B membership units in Holdings, respectively, both for nominal amounts, which units entitle them to a 20% carry and a pro rata participation in any distributions made by Holdings after the repayment of all capital contributions, dividends and any loans to the Company as a Class A member. On December 28, 2011, the Company formed Fiducia Holdings Corporation, or FHC, a Delaware Corporation. Effective December 31, 2011, the Company exchanged its 80 Class A membership units in Holdings for 145 Series A preferred shares and 51 shares of common stock of FHC. Mr. McMillen and Mr. Brigante exchanged their 15 and 5 Class B membership units in Holdings, respectively, for 37 and 12 shares of common stock in FHC, respectively. (For further information, please refer to Note 18 - Related Party Transactions.)

On July 29, 2011, in exchange for $1,800,000, Holdings (now FHC) acquired 100% of the common stock, par value $0.001 per share, and 80% of the Series A Preferred Stock, par value $0.001 per share, or Series A Preferred, of Fiducia Real Estate Solutions, Inc., or FRES, a holding company formed by us for the purpose of acquiring companies in the real estate services industry.  Six other investors, who are members of Timios’ management, or the Minority Stockholders, also invested in the Series A Preferred of FRES. FRES is now 80% owned by the Company, through equity ownership in FHC, and 20% owned by the Minority Stockholders. FRES, in turn, now owns 100% of the capital stock of each of Timios and DSUSA.

As part of the July 29th restructuring, we also entered into a services agreement with each of Timios and Default, pursuant to which we will receive $25,000 per month for providing certain services, as well as a tax sharing agreement, which agreement sets forth, among other things, the terms pursuant to which the Company and each of Timios and Default will utilize the tax attributes (as defined in the Tax Sharing Agreement) of the Company to offset certain liabilities of the combined group of companies (as defined in the Tax Sharing Agreement) and to strengthen such subsidiary’s balance sheet during the period in which the Company may consolidate its tax return with such subsidiaries. FHC controls the board of directors of FRES, and the Company participates in the operational decisions of both Timios and Default. Subject to this control and ownership percentage, the Company will consolidate the results of FRES, reporting separately the minority interests, if any.

On November 14, 2011, we formed Timios Appraisal Management, Inc., or TAM. TAM is a wholly-owned subsidiary of FRES.

The acquisitions and restructuring discussed above, along with the sale of our subsidiaries that operated in the homeland security industry, initiated a change in the Company’s business strategy by effectively changing our overall focus to pursuing lines of business outside of the homeland security industry sector. Although the Company has not dismissed future acquisitions in the homeland security industry sector or any other industry sector, our primary focus will be in the real estate services industry sector.

Our History

The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” On December 30, 2005, the stockholders of the Company voted to amend the Certificate of Incorporation of the Company to change its name to “Homeland Security Capital Corporation,” and the Company changed its business plan to seek primarily acquisitions of and joint ventures with companies that provide homeland security products and services.

On February 7, 2006, the Company organized NTG, and purchased a majority of NTG’s convertible Series A preferred stock. Simultaneously, NTG acquired 100% of the common stock of CSS, a security integration firm having operations in the Mid-Atlantic region with a focus on the New York City market. At July 1, 2011, the Company owned approximately 93% of the outstanding capital stock of NTG, with the remaining ownership distributed among former management and directors of NTG.  On August 19, 2011, the Company sold substantially all of the assets of CSS, NTG’s operating subsidiary, as discussed above.

On September 15, 2006, the Company formed Polimatrix, Inc., or PMX, and, on September 18, 2006, entered into a U.S.-based joint venture with Polimaster, Inc., or PMR, a company focused on radiological detection and isotope identification. At July 1, 2011, the Company owned 51% of PMX and PMR owned 49%. On April 30, 2011 the Company was administratively dissolved and no longer has any operations.

On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement, or the Safety Purchase Agreement, with Safety, and certain persons named therein. Pursuant to the Safety Purchase Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock for an aggregate purchase price of $10,550,000. The Company effectively acquired 100% of Safety, subject to future management equity incentive programs and, at July 1, 2011, owned 100% of the outstanding capital stock of Safety. On July 15, 2011, we entered into a Stock Purchase Agreement with PESI, pursuant to which PESI agreed to purchase 100% of the outstanding capital stock of Safety. This transaction closed on October 31, 2011, as discussed above.

As previously indicated in this Transition Report, the Company has either sold or dissolved its interests in its operating subsidiaries related to its homeland security business segment. As a result of these transactions, the Company has recorded the transition period operating results for these subsidiaries as discontinued operations in accordance with US generally accepted accounting principles, or GAAP, through December 31, 2011. As a result, management believes it is more informative to the reader of this Transition Report to discuss the Company’s new business lines, strategies and processes in the remaining sections of this Transition Report, unless otherwise specifically noted.

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

Our goal is to become a leading consolidator of product and service companies. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team and our ability to address the needs of our subsidiary management teams allow us to achieve our goal of being a “consolidator of choice” of acquisition candidates.

In order to achieve our goal, we have focused on:

•                                          identifying acquisition candidates that meet our consolidation criteria, including the presence of a strong management team as a platform company;

•                                          attracting and acquiring companies through implementation of our decentralized management approach, coupled with strong performance incentives, including the use of financially attractive earn-out arrangements and contingent purchase payments for selling managers;

•                                          achieving operating efficiencies and synergies by combining non-customer related administrative functions, implementing systems and technology improvements and purchasing products and services in large volumes; and

•                                          achieving organic growth in our platform companies through cross-selling, targeted marketing and streamlined management, and acquiring follow-on companies that provide complementary products or services to our platform companies.

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

Management and Operational Strategy

We offer management and operational support to our platform companies. We believe these services provide our companies with significant competitive advantages in their individual markets. The resources that we provide our companies in order to accelerate their development include, but are not limited to, the following:

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

Operating Strategy

Capitalize on Cross-Selling Opportunities. We leverage our current client relationships by cross-selling the range of products and services offered by our various platform companies. For example, we believe cross-selling opportunities will increase as we continue to acquire businesses in various sectors within the real estate services industry.

Achieve Operating Efficiencies. We achieve operating efficiencies within our various platform companies. For example, as new businesses are acquired, we believe our existing technology infrastructure can support additional users. At the corporate level, we also seek to combine certain administrative functions, such as financial reporting, insurance, employee benefits and legal support, and to realize volume purchasing advantages with respect to travel and other purchases across our Company.

Leverage Platform Company Autonomy. We conduct our operations on a decentralized basis whereby management of each platform company will be responsible for its day-to-day operations, sales and service relationships and the identification of additional acquisition candidates in their respective sectors. Our senior management will provide the platform companies with strategic oversight and guidance with respect to acquisitions, financing, marketing, operations and cross-selling opportunities. We believe that a decentralized management approach will result in better customer service by allowing management of each platform company the flexibility to implement policies and make decisions based on the needs of customers. This management approach is in contrast to the traditional consolidation approach used by other consolidators in which the owners/operators and their employees are often relieved of management responsibility as a result of complete centralization of management in the consolidated enterprises.

Implement Technology. We utilize technology to enhance our efficiency and ability to monitor our various companies. We believe we will be able to increase the operating margin of combined acquired companies by using operating and technology systems to improve and enhance the operations of the combined acquired companies. We believe that many of our acquired companies have not made material investments in such operating and technology systems because, as independent entities, they lack the necessary scale to justify the investment. We believe the implementation of such systems would significantly increase the efficiency of our acquired companies.

Management Execution Teams. We utilize the collective experience of all our senior management disciplines, our directors and advisors to enhance the management efforts of each of our platform companies. We believe that, collectively, our solid group of senior management, directors and advisors with their extensive entrepreneurial experiences, enhances each subsidiary management group and enables best in class mentoring on marketing, operational, financial and management functions.

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

We believe that the industry sectors in which we will pursue consolidation opportunities are fragmented and often headed by owners/operators who desire liquidity and may be unable to gain the scale necessary to access the capital markets effectively. These owner/operators also may not have access to the government markets that are characterized by complex and bureaucratic processes, protracted sales cycles, and diffused procurement among federal, state and local levels.

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

Our Platform Company

As of the date of this report, we conduct our continuing operations through one majority-owned subsidiary, Fiducia Real Estate Holdings, Inc., or FRES.  FRES provides products and services through its three wholly-owned subsidiaries: Timios, Inc., Default Servicing USA, Inc., and Timios Appraisal Management, Inc., which include title and escrow services for mortgage origination and refinance, reverse mortgages, real estate owned, deed-in-lieu transactions, real estate-owned liquidation services to institutional REO customers and property appraisal services, respectively.

As a result of our ownership percentage and our control of the board of directors of FRES, we will consolidate the results of operations, excluding minority interests. The results of operations for our former subsidiaries Safety, NTG and PMX are included in discontinued operations as of December 31, 2011.

Current Platform Company Businesses, Products and Services

Fiducia Real Estate Solutions, Inc.

FRES was incorporated on June 3, 2011. Through its three wholly-owned subsidiaries, Timios, TAM and DSUSA, FRES provides title and escrow services for mortgage origination and refinance, reverse mortgages, real estate owned, deed-in-lieu transactions, property appraisal services and real estate-owned liquidation services to institutional REO customers, respectively. FRES provides administrative, support, accounting, payroll, insurance and various other services to its subsidiaries in its capacity as a holding company and our real estate services platform company. We believe there are numerous acquisition opportunities in this industry sector, and FRES would ultimately be the parent company for any new acquisitions we make in this business sector.

Timios, Inc.

Timios is a national title and escrow company licensed to conduct business in forty states and the District of Columbia. The company provides various products and services related to refinance, reverse mortgage, purchase, short sale, deed-in-lieu of foreclosure and REO transactions for banks, direct mortgage companies and mortgage servicing companies. Timios has extended its services to government sponsored enterprises, or GSEs, and is in the process of developing this business channel.

Timios’ sales efforts are focused on soliciting business from mid- to large-sized banks, mortgage companies and GSEs. Timios differentiates itself by offering an end-to-end, nationwide solution, resulting in improved service and increased efficiencies. The company operates in a completely paperless environment and utilizes automated workflows to facilitate the servicing of each transaction. Customers are provided access to the “real time” status of all documents regarding their transaction. The information is available to customers 24 hours per day, 7 days a week and 365 days a year via the company’s website or through direct integration into the client’s system. This unique solution allows Timios to provide improved, guaranteed levels of service to its clients while realizing operating efficiencies that allow for a competitive cost structure.

Timios’ management team combines over 50 years of experience in the title insurance and escrow services business. Prior to starting Timios, the current management team grew a former company from a start-up venture to a company with approximately $100,000,000 in revenue over the course of three years. In 2008, after leaving their former company group, the management group founded Timios with the goal of delivering similar products and services with improved technology and operational structures.  Through cumulative industry experience, the management team has developed numerous relationships, providing Timios with a large core group of loyal customers that are essential to its long term success.

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

Our specific services include multiple listing services (MLS), pre-foreclosure valuation and asset preservation, property inspections and pricing options, eviction management, negotiation of sales contracts, complete accounting and reporting, expense management, title and management curative procedures, title searches, property compliance management, ongoing property preservation, closing facilitation and contract negotiations. We believe this full suite of services distinguishes us from many of our peers, who only offer a portion of these services.

We market our services to national and regional banking institutions and mortgage companies. Additionally, we are in contact with investors who have purchased large underperforming property portfolios to manage the sales of these properties. Finally, we are seeking to offer our services to Freddie Mac, Fannie Mae, Department of Housing Services, or DHS, Department of Agriculture and various other GSE’s who, as a result of the economy’s effect on housing, have large portfolios of underperforming or non-performing properties.

DSUSA’s management team has over 80 combined years of experience in the REO industry. Prior to joining DSUSA, the management spent most of their careers in the banking industry. We believe this combination of experience and knowledge gives DSUSA an advantage over many of our competitors. Further, we believe the management team has the relationships to allow us to attract specific customers seeking to find a turn-key solution to their asset management needs.

Location

DSUSA is headquartered in Louisville, Kentucky. This location serves as the company’s administrative office for the entire staff and all services offered by DSUSA.

Timios Appraisal Management, Inc.

TAM is an appraisal management company conducting business nationwide. TAM provides a suite of property valuation services to national lending institutions such as banks, mortgage companies, portfolio managers and investors. Our services are provided by a national network of independent appraisers, who we manage through our technologically advanced systems. We manage the procurement and delivery of our valuation services, ensuring all client and regulatory requirements are met.

Specifically, our services include full appraisals, quality control reviews, foreclosure appraisals, drive-by appraisals and miscellaneous valuation and inspection products and services. We deliver our appraisal results via direct electronic upload to our client’s systems, as well as delivery directly to our client’s place of business assuring adherence to the latest regulatory formats.

The company operates in a completely paperless environment, providing customers real-time status of their appraisal orders 24 hours per day, 7 days a week, via the company’s website or direct integration into the client’s system.

TAM’s management team has over 30 years of property appraisal experience and has developed and managed appraisal operations servicing the largest lenders in the country.

Locations

TAM is headquartered in Wexford, Pennsylvania. This location serves as the company’s administrative and operations service center.

Investments

The Company holds 692,660 common shares in Vuance, Ltd. (OTCQB: VUNCF). The Company received these shares as consideration for the sale if its majority interest in Security Holding Corporation, or SHC, on July 3, 2007. The Company classifies these shares as “available-for-sale” for financial reporting purposes and, accordingly, adjusts the carrying value of the shares at the closing market price on the valuation date by recording an increase or decrease in the carrying value of this investment and a corresponding increase or decrease in shareholders’ equity. At June 30, 2010, the Company believed that there was not a liquid market for these shares and accordingly reduced the carrying value of this investment to zero. The Company reviewed the market conditions at December 31, 2011, and determined the illiquid market condition still existed and therefore has not changed the value of these shares. (See Note 7 to the Consolidated Financial Statements).

The Company has indirectly acquired a minority equity interest in Ultimate Escapes, Inc. (UEI), (OTCBB: ULEIQ.PK; formerly known as Secure America Acquisition Corporation, or SAAC), as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009. Through its membership interests in Secure America Acquisition Holdings, LLC, or SAAH, the initial stockholder of SAAC, the Company was deemed to beneficially own 40,912 shares, or approximately 1.5% , of the outstanding capital stock in UEI, at June 30, 2010. On September 20, 2010, UEI filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware.  As a result of this bankruptcy filing, the Company reduced the carrying value of its shares to zero at June 30, 2010, and at December 31, 2011, no condition existed to change this carrying value. (See Note 9 to the Consolidated Financial Statements).

The Company measures impairment of its investments on a monthly basis and adjusts the carrying amounts accordingly.

Significant Customers

Timios

Timios generates approximately 75% of total revenues from transactions with five customers. Management believes that as Timios continues to acquire additional customers, there will be no material concentration of customers contributing to a significant portion of revenue.

DSUSA

DSUSA has been generating 100% of its total revenues from an asset management contract with a major U.S. bank. This contract expired on September 30, 2011, at which time DSUSA was managing approximately 273 properties that were under contract with buyers.  Of these properties, 231 properties were closed by November 30, 2011, the date by which, under the agreement with the bank, all unsold properties would revert back to the bank. We are currently in negotiations with several banks, mortgage companies and other institutions to provide asset management services to them.

TAM

TAM is in the start-up process and is building its national network for delivery of its appraisal products and services. It does not currently have reliance on any significant customers.

Significant Suppliers

Timios

Timios relies on numerous supplier relationships to provide its services to its customers. While the critical technology solutions are secured under long term contracts, the remaining relationships with data and service providers have no contractual arrangements.  As a result, we may be subject to volume capacity restrictions, priority fulfillment or vendor availability. These suppliers may also experience their own outages, resulting in corresponding delays in our service delivery times, which could prevent us from achieving agreed upon service levels to our customers. Additionally, Timios utilizes a network of abstractors to obtain property search data in counties where title plants have not been introduced and a network of notaries to conduct signing throughout the U.S. Management believes that the company has numerous alternatives should any of these relationships not continue.

DSUSA

DSUSA is able to obtain the products or services they require from various suppliers and does not have a specific concentration of supply from any one supplier.

TAM

TAM relies on a network of appraisers to provide property appraisal services. Management believes that the company has numerous alternatives should any of these relationships not continue..

Patents and Proprietary Rights

Timios, DSUSA and TAM do not have any patents. They rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect their technology, intellectual property and proprietary rights. Despite their efforts to protect their rights, unauthorized parties may attempt to copy aspects of their services or to obtain and use information that they regard as proprietary. Policing unauthorized use of their technology and services is difficult. In addition, the laws of many states do not protect their rights in information, materials and intellectual property that they may regard as proprietary. There can be no assurance that their means of protecting their rights in proprietary information, processes and technology will be adequate or that their competitors will not independently develop similar information, technology or intellectual property. (See “Risk Factors” beginning on page 14.)

Competition

Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors may form partnerships or alliances with other large title and real estate servicing companies, with the resulting entity possessing much greater market strength than we have. Many of the areas in which we either compete or intend to compete are continually evolving, with new companies often emerging. Competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of performance, technical services, proprietary position and price, in many cases, we believe the first company to introduce a product or service to the market will obtain at least a temporary competitive advantage over subsequent market entrants. We face competition in all of our indirect subsidiaries as described below.

Timios. Timios is engaged in highly competitive businesses in which most of the customers depend on excellent service levels, advanced technology and competitive pricing. The extent of such competition varies according to the geographic areas in which we operate. The degree and type of competition we face is also often influenced by the prior relationships with specific customers. Some of Timios’ competitors are larger and possess greater resources and technical abilities than Timios does, which may give them an advantage with certain customers. Competition also places downward pressure on Timios’ pricing strategy and profit margins. Intense competition is expected to continue for title insurance and escrow services, possibly challenging our ability to maintain strong growth rates and acceptable profit margins. If Timios is unable to meet these competitive challenges, it could lose market share and experience an overall reduction in its profits.

Timios’ principal competitors are Fidelity National Title, Inc., First American Corp., Old Republic International Corp. and Stewart Information Services Corp.  Management believes that these top four underwriters insure over 90% of the national market, and most states are dominated by only two or three of these underwriters.

DSUSA. DSUSA is engaged in highly competitive businesses in which most of the customers depend on excellent service levels, competitive pricing and good reputation. DSUSA has competition both on a regional and national scale. Regionally, DSUSA competes with smaller, privately-owned companies that seek only to provide services within a specific region, mostly identifying themselves with local or regional banks and attorneys. Nationally, DSUSA competes with the national title insurance companies, who often have asset management divisions. However, DSUSA believes that its quality of service, aggressive pricing, excellent reputation and management knowledge gives it a competitive advantage and could make them the asset management company of choice among many of their competitors.

TAM. TAM is engaged in a highly competitive business in which most customers depend on competitive pricing and excellent reputation. TAM has competition on a local, regional and national scale. Locally, TAM competes with in-town individual appraisers who typically focus on the local residential market. Regionally, TAM competes with smaller, privately-owned companies that seek to provide services within a specific region, often for repeat customers. Nationally, TAM competes with the national title insurance companies, who often have property appraisal divisions. TAM’s management believes that through its quality of service, fair pricing, established reputation and its management experience and knowledge it will be able to compete successfully in the local, regional and national markets.

Supply Availability

Other than Timios’ long term contract for technology services, we do not have any written agreements with our suppliers. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the supply sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition and results of operations. Moreover, a prolonged inability to obtain alternative sources of supply could have a materially adverse effect on our relations with our customers.

Generally, we find the products and services necessary for our operations to be readily available, either from the general marketplace or through our current suppliers.

Federal and State Government Regulation

Regulation and standards from federal and state governments is a significant consideration in delivering our real estate and appraisal services. In order to conduct business in the title insurance marketplace, we must be licensed in each state where we intend to act as a title or escrow agent. Additionally, we may be subject to certain working capital restrictions in various states where we act as an escrow agent. We may be subject to various laws, regulations and requirements relating to such matters as physical presence in a jurisdiction in which we intend to conduct business. Also, we are required to maintain a real estate broker’s license to conduct transactions in the REO asset management segment of our business. The regulations potentially material to our business are summarized below.

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

Escrow Services. In most states, escrow services fall under the Department of Insurance. In some states, escrow licensing falls under a separate government entity, such as the Department of Financial Institutions. Navigating these licensing requirements is difficult and a great deal of time and effort is required to assure proper licensing is attained and continually renewed.

Appraisal Services. Appraisal services are regulated differently by each state. Some states require licensing, while other states require only registration. The states that require licensing subject the applicant to testing and continuing education requirements. Certain states may require a physical presence in the state or jurisdiction in which appraisals are being performed. Tracking these requirements is difficult and expensive, and a large amount of time and effort is required to assure proper regulatory adherence is met. Additionally, we are continually implementing controls and procedures in anticipation of more stringent regulations to ensure compliance, which requires our management to be familiar with all state requirements.

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

Employees

As of March 25, 2012, we had a total of 94 employees. Of these employees, 79 were employed by Timios; 11 were employed by DSUSA; two were employed by TAM; and two were employed by our corporate headquarters. All of our employees are full-time.

We consider our relations with our employees to be good.

ITEM 1A.                                          RISK FACTORS

In analyzing our Company, you should consider carefully the following risk factors, together with all of the other information included in this Transition Report on Form 10-K. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Transition Report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company.

General and Economic Risks Related to the Operations of the Company

We are currently in default with respect to our outstanding indebtedness and, as of April 30, 2012, our assets will be subject to foreclosure by our lender without notice.

As previously disclosed in a Current Report on Form 8-K filed with the Commission on September 9, 2011, we entered into the First Amendment (the “Amendment”) to the Forbearance Agreement entered into by and among us, YA, and certain of our subsidiaries (the “Agreement”), pursuant to which YA agreed to extend the Forbearance Period (as defined in the Agreement) by amending the definition of “Termination Date” to September 14, 2011. On October 26, 2011, we entered into an Amended and Restated Forbearance Agreement with YA and certain of our subsidiaries, pursuant to which the Forbearance Period was extended to April 30, 2012.  Consequently, as of April 30, 2012, we will become subject to foreclosure by YA without notice if we have not repaid in full our outstanding Debt (as defined below). As of March 15, 2012, we had outstanding indebtedness to YA in the approximate amount of $5.3 million (the “Debt”). If we have not satisfied all of our obligations under the Debt on or before April 30, 2012, YA may immediately commence enforcing its rights and remedies pursuant to the Agreement, the agreements relating to the Debt and under applicable law. However, YA has not notified the Company of its intention to foreclose on the assets of the Company, all of which are pledged as collateral for the Debt. Although the Company and YA are in discussions with respect to the extension of the Forbearance Period and/or renegotiation of revised terms to the agreements relating to the Debt, there is no guarantee that we will reach agreement or that an agreement will be reached on favorable terms.

We will not be able to repay our Debt to YA out of our operating cash flow prior to the end of the Forbearance Period unless we renegotiate the terms of our Debt with YA.  If we cannot renegotiate the terms of our Debt, we will not be able to continue operations as a going concern.

If, as of April 30, 2012, we have not satisfied our Debt to YA, we will be in default and the Forbearance Period will have been ended, which means that YA may foreclose on our assets at any time without any notice to us.  We do not generate sufficient cash flow through our current operations to be able to pay off all or a substantial portion of such indebtedness.  Thus, the only way we will be able to pay off our Debt to YA would be by renegotiating the terms of our Debt.  Although the Company and YA are in discussions with respect to the extension of the Forbearance Period and/or renegotiation of revised terms to the agreements relating to the Debt, there is no guarantee that we will reach agreement or that an agreement will be reached on favorable terms.  In such a case, we would expect that YA would foreclose on our assets, unless it agrees to amend the terms of our repayment, and we may not be able to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the Transition Period ended December 31, 2011, includes an explanatory paragraph raising substantial doubt about our ability to continue as a going concern as a result of us being in default on our Debt to YA.

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

Although we have raised capital totaling approximately $23,250,000 in gross proceeds since August 2005, we have had working capital shortages in the past. Our consolidated financial statements for our Transition Period ended December 31, 2011, indicate that we have a working capital deficit of $4,570,208. Based on the amount of capital we have remaining, we anticipate that we may have working capital shortages in the future unless we are able to substantially increase our revenue or reduce our expenses, thereby generating continuous positive cash flow from operations and (ultimately) operating income.

We are unable to predict whether we will be successful in our efforts to generate continuous positive cash flow or maintain profitability. If we are not successful, we may not be able to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the Transition Period ended December 31, 2011, included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We may need to raise additional capital on terms unfavorable to our stockholders.

Based on our current level of operations, if we extend the forbearance period on our existing outstanding debt with YA, we believe that our cash flow from operations will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for at least the next 12 months.  However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the industries in which we operate. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our recently acquired operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our newly acquired businesses.

We have raised capital and issued securities at the commencement of our operations, which has resulted in dilution (and will result in future dilution upon future warrant exercises or stock conversions) to our existing stockholders. We will likely issue more securities to raise additional capital or to obtain other services or assets, which may result in further substantial dilution to our existing stockholders.

Since August 2005, we have raised gross proceeds in the amount of approximately $23,250,000 to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of common stock and convertible preferred stock and common stock warrants to investors, as compensation to investment bankers and upon exercise of previously issued common stock warrants and stock options.  In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing stockholders.  In addition, our Series F Preferred Stock (the “Series F Stock”) and our Series H Convertible Preferred Stock (the “Series H Stock”), and collectively (the “Preferred Stock”), have significant restrictions and penalties on our ability to raise any additional capital. If we raise additional working capital, we will have to issue additional shares of our common stock and common stock warrants at prices that will dilute the interests of our existing stockholders, unless the holders of such Preferred Stock agree to amend or waive such rights.

The conversion ratio of our Series H Stock has been automatically adjusted and if the majority holder does not agree to amend or waive the terms of such adjustment and converts its Series H Stock, our existing stockholders will be substantially diluted.

Each share of Series H Stock is convertible into an initial ratio of 33,334 shares of common stock, subject to adjustments, including our achieving certain earnings milestones for the calendar years ending December 31, 2009 and 2008.  Although we achieved the first milestone for the calendar year ending December 31, 2008, we did not satisfy the second financial milestone, which entitles the holders of the Series H Stock to a higher conversion, at a ratio of 56,300 shares of common stock for each share of Series H Stock, or approximately a potential additional 230,000,000 shares of our common stock in the aggregate (the “Additional Shares”).

The Company is currently in discussions with YA, the majority holder of the Series H Stock on the possibility of a waiver or amendment of the adjustment to the Series H Stock conversion ratio.  However there can be no assurances that such holder will waive or amend the adjustment, if any, to the Series H Stock conversion ratio. YA has not exercised any of its conversion rights pertaining to the adjusted conversion ratio as of the date of this filing.

Outstanding Preferred Stock, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.

As of December 31, 2011, we had Preferred Stock outstanding that is convertible into approximately a minimum of 339,973,266 shares of common stock and approximately a maximum of 567,313,700 shares of common stock, depending on certain negotiations currently underway concerning the Additional Shares. The holders’ rights to convert the Series F Stock and Series H Stock, including the Additional Shares, are, however, subject to certain share issuance limitations. In addition, we have outstanding warrants for the purchase of up to 84,333,333 shares of common stock at exercise prices of between $0.03 and $1.00 per share respectively. If all of the outstanding Preferred Stock, Additional Shares and common stock warrants were to be converted, they would represent approximately 95% of our outstanding common stock on a fully diluted basis. Future investors will likely recognize that the holders of the warrants will only exercise their rights to acquire our common stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants and convertible preferred stock, including the Additional Shares, may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

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

In addition, our title insurance subsidiary, Timios, must comply with state laws which require it to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that it can distribute to us. Compliance with these laws will limit the amounts that subsidiaries can dividend to us.

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring or holding our shares may be unable to resell their shares at a profit as a result of this volatility.

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of acquisitions or divestitures, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our introduction of, new products or services by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States, and economic and other external factors all affect the market price of our securities.

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

We used to consolidate companies in the homeland security business sector and we now intend to consolidate companies in the real estate service business sector. Until our acquisition of NTG (formerly known as Nexus) in 2006, our joint venture with Polimaster in 2006 and our acquisition of Safety in March 2008, we had not generated any revenues since 2002, other than interest income on our cash.  In addition, we have exited the homeland security industry and, over the course of the last two quarters, have entered into the real estate services industry through our acquisition of Timios and Default. Our ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such acquired businesses and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

We reported in this Transition Report on Form 10-K that we did not have any material weaknesses for the period ended December 31, 2011, with respect to our internal control over financial reporting. If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our business.

We are dependent upon key personnel who would be difficult to replace and whose loss could impede our development.

The Company believes that its success depends principally upon the experience of C. Thomas McMillen, its Chairman, Chief Executive Officer and President, and Michael T. Brigante, its Chief Financial Officer, as well as the senior management and directors of its operating subsidiaries.  Although Messrs. McMillen and Brigante have substantial experience in acquiring and consolidating businesses, our acquired companies’ personnel do not have significant experience in managing companies formed for the specific purpose of consolidating one or more companies. Additionally, Messrs. McMillen and Brigante did not have experience in managing companies in the various sectors of the homeland security and real estate service industries. As a result, the Company likely will rely significantly on the senior management of the businesses it acquires. Such acquired senior management may not be suitable to the Company’s business model or combined operations. If the Company loses the services of one or more of its current executives, the Company’s business could be adversely affected. The Company may not successfully recruit additional personnel and any additional personnel who are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. Further, although we have employment agreements with Messrs. McMillen and Brigante,  there can be no assurance that the entire term of their employment agreements will be served or that the employment agreements will be renewed upon expiration.

Because our operating results may fluctuate significantly and may be below the expectations of analysts and investors, the market price for our stock may be volatile.

Our operating results are difficult to predict and may fluctuate significantly in the future. As a result, our stock price may be volatile. The following factors, among others, many of which are outside our control, can cause fluctuations in our operating results and volatility in our stock price:

•                                                      expenses incurred in pursuing and closing acquisitions and in follow-up integration efforts;

•                                                      changes in customers’ budgets and procurement policies and priorities;

•                                                      new competitors and the introduction of enhanced products from new or existing competitors;

•                                                      unforeseen legal expenses, including litigation; and

•                                                      unanticipated delays or problems in releasing new products and services.

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

Risks Related to the Real Estates Services and Asset Management Industry

If adverse changes in the levels of real estate activity occur, the revenues of our Default, Timios and TAM subsidiaries may decline.

Title insurance, asset management and appraisal revenue is closely related to the level of real estate activity, which includes, among other things, sales, mortgage financing and mortgage refinancing. The levels of real estate activity are primarily affected by the average price of real estate sales, the availability of funds to finance purchases and mortgage interest rates. Both the volume and the average price of residential real estate transactions have experienced declines in many parts of the country over the past four years, and these trends appear likely to continue.

We have found that residential real estate activity generally decreases in the following situations:

•                  when mortgage interest rates are high or increasing;

•                  when the mortgage funding supply is limited; and

•                  when the United States economy is weak, including high unemployment levels.

Declines in the level of real estate activity or the average price of real estate sales are likely to adversely affect our title insurance, asset management and appraisal revenues. In 2011 and continuing into 2012, the continued mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, continued to suppress the level of lending activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

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

If our underwriters’ solvency were negatively impacted, our ability to conduct our business would be materially affected.

Timios relies on our underwriter’s appointment as an agent to conduct our title business. If our underwriters were to become insolvent or be subject to greater regulatory restrictions, our direct appointment by our underwriters could be jeopardized. Additionally, higher reserve requirements for our underwriters would likely increase our costs and adversely affect our rates, revenues and financial condition.

If Timios’ volume or size of claims increases, we may lose our appointment as an agency, resulting in increased costs of conducting business. This would adversely affect our business.

The asset management business is subject to changes in laws and regulations.

The asset management industry is subject to changes in applicable laws and regulations. Recently, there have been several regulatory changes in debt settlement, mortgage foreclosure and credit repair that could impact our operations. If we fail to adjust our procedures to meet these changing laws and regulations, our ability to deliver our services may be hindered and could have a material impact to our financial results. In addition, delays in regulatory changes or moratoriums that impact the foreclosure process may delay REO properties from reaching the market and consequently impact the volume of properties managed by us and have an adverse affect on our financial results.

Our asset management business was dependent on one contract, which contract has expired.  If we are unable to renew this contract, or enter into other contracts with substantially similar terms, our asset management business will be materially and adversely harmed.

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

Because our Timios subsidiary is dependent upon a few states for a substantial portion of our title insurance premiums, our business may be adversely affected by regulatory conditions in those states.

In 2011, Texas, Florida and Pennsylvania represented the largest states for revenue generation and accounted for a substantial portion of the premiums earned by our Timios subsidiary. A significant part of our revenues and profitability are therefore subject to our operations in those states and to the prevailing regulatory conditions in such states. Adverse regulatory developments in these states, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

The title insurance business is highly competitive.

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Business comes primarily by referral from real estate agents, lenders, developers and other settlement providers. The sources of business lead to a great deal of competition among title insurers and asset managers. For example, although the top four title insurance companies during 2010 accounted for about approximately 90% of industry-wide premium volume, there are numerous smaller companies representing the remainder at the regional and local levels. The smaller companies are an ever-present competitive risk in the regional and local markets where their business relationships can give them a competitive edge.  Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. These alternative products, if permitted by regulators, could adversely affect our revenues and earnings. Competition among the major title insurance and asset management companies and any new entrants could lower our premium and fee revenues, which could adversely affect our business.

The asset management business is intensely competitive.

The asset management business is intensely competitive, with competition based on a variety of factors, including the quality of service provided to clients, brand recognition and business reputation. Our asset management business competes with a number of traditional asset managers including, commercial banks, title companies, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:

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

We may lose opportunities in the future if we do not match prices, structures and terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match prices, structures and terms offered by competitors. Moreover, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current fees and profitability. We have historically competed primarily on the performance, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees in the asset management industry will decline, without regard to the historical performance. Fee income reductions on existing or future business, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

The property appraisal business is highly competitive.

The property appraisal business is highly competitive, with competition based on pricing, reputation and quality of service provided to customers. Our property appraisal business competes with a number of national, regional and local appraisers. Some of the factors that increase our competitive risks are:

•                  our competitors could have greater financial, technical, marketing and other resources than we do;

•                  some of our competitors may be subject to less regulations than we are;

•                  some of our competitors may have more technologically advanced software than we do, giving them an advantage over us;

•                  there are relatively few barriers to entry for new appraisal companies and new entrants will result in increased competition;

•                  some competitors may have or develop relationships with potential customers; and

•                  our competitors may try to recruit our senior management and other employees away from us.

If we do not match prices or terms offered by our competitors we may lose current customers or future opportunities. If we match the prices of our competitors, we may experience decreased rates of return. We intend to compete on pricing, quality of service and reputation. However, there is a risk that these elements alone will not be sufficient to keep existing business or acquire new business. These failures would adversely affect our revenues and profitability.

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

We may pursue unusually complex asset management opportunities. This can often take the form of substantial business, regulatory or legal complexity that would deter other asset management companies. Our tolerance for complexity presents risks, as such contracts can be more difficult, expensive and time-consuming to execute; it can be more difficult to manage or realize value from the assets managed in such contracts; and such contracts sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the results of our operations

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.

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

ITEM 1B.                                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Until June 3, 2011, the Company subleased approximately 2,260 square feet of office space, which served as its, and as of June 3, 2011, FRES’s, executive offices, at 1005 North Glebe Road, Suite 550, Arlington, Virginia, 22201.  Lease payments were $7,503 per month from January 1, 2011 through July 31, 2011, including taxes and utilities. The Company and FRES moved offices on August 1, 2011 to 4601 Fairfax Drive, Suite 1200, Arlington, Virginia 22203, leasing approximately 750 square feet through July 31, 2012, at a cost of $8,268 per month.  The lease payments are inclusive of taxes and utilities.

Timios leases approximately 8,000 square feet of office space at 5716 Corsa Ave., Suite 102, Westlake Village, California, 91362, which serves as its executive and administrative offices.  Lease payments are $14,157 per month. The lease payments are inclusive of taxes and utilities. The lease expires on August 31, 2013.

Timios also leases approximately 4,000 square feet of office space at 2201 West Plano Parkway, Suite 175, Plano, Texas 75075, which serves as a regional administrative office.  Lease payments are approximately $7,317 per month. The lease payments are inclusive of taxes and utilities. The lease expires on July 31, 2012.

Timios also leases approximately 4,000 square feet of office space at 16300 Katy Freeway, Suite 210, Houston, Texas, 77084, which is currently sublet to an unrelated company. Lease payments are approximately $1,848 per month. The lease payments are inclusive of taxes and utilities. The lease expires on December 31, 2012.

DSUSA leases approximately 5,908 square feet of office space at 5111 Commerce Crossing Drive, Suite 210, Louisville, Kentucky, 40229, which serves as its executive and administrative offices.  Lease payments are approximately $7,691 per month. The lease payments are inclusive of taxes and utilities. The lease expires on September 30, 2013.

TAM currently uses a portion of the office space at Timios. As of the date of this report, TAM is negotiating a lease for suitable office space in Wexford, Pennsylvania.

Additionally, Timios maintains three satellite offices in states that require a physical presence to conduct title insurance business in those states.

We believe that our existing facilities are adequate to accommodate our business needs.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we have been, and may be, involved in routine legal proceedings incidental to the conduct of our business, both past and present. We are subject to certain claims and lawsuits typically filed against real estate services companies, alleging primarily professional errors or omissions.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

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

Transition Period	High	Low
2nd Quarter (October - December 2011)	$0.02	$0.0059
1st Quarter (July - September 2011)	$0.0388	$0.016

Fiscal Year 2011	High	Low
4th Quarter (April - June 2011)	$0.0285	$0.017
3rd Quarter (January - March 2011)	$0.031	$0.0131
2nd Quarter (October - December 2010)	$0.027	$0.011
1st Quarter (July - September 2010)	$0.032	$0.020

Fiscal Year 2010	High	Low
4th Quarter (April - June 2010)	$0.063	$0.035
3rd Quarter (January - March 2010)	$0.130	$0.055
2nd Quarter (October - December 2009)	$0.190	$0.111
1st Quarter (July - September 2009)	$0.215	$0.115

Holders of our Common Stock

As of March 25, 2012, there were approximately 217 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2011, concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	––	$––	7,200,000	(1)
Equity compensation plans not approved by security holders	––	$––	74,900,000	(1)
Total	––	$––	82,100,000

(1)                                  7,200,000 options available for future issuance pursuant to the Company’s 2005 Stock Option Plan (the “2005 Plan”) and 74,900,000 options available for future issuance pursuant to the Company’s 2008 Stock Option Plan (the “2008 Plan”).

Additional information regarding our stock-based compensation awards outstanding and available for future grants as of December 31, 2011 is presented in Note 13 to our Consolidated Financial Statements included elsewhere in this Transition Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Transition Report on Form 10-K. Statements in this Management’s Discussion and Analysis and Results of Operation and elsewhere in this Transition Report on Form 10-K that are not statements of historical or current fact constitute “forward-looking statements.”

Overview

Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997 under the name “Celerity Systems, Inc.” In 2005, we changed our business plan to primarily seek acquisitions and joint ventures and, since then until July, 2011, operated solely as a provider of specialized technology-based radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. Our corporate headquarters is located in Arlington, Virginia.

In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of a majority interest in an intermediary holding company that owns, through another intermediary company, three companies, one engaged in title and escrow services for mortgage origination and refinance, reverse mortgages and deed-in-lieu transactions, one engaged in property appraisal services and one engaged in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

In early 2011, we had announced that we were considering strategic alternatives to retire part or all of our debt, including the sale of one or all of our current subsidiaries. Accordingly, we disposed of our current operations and used the proceeds from the sale of those subsidiaries to retire a portion of our debt to YA. These subsidiaries consisted of Safety, which sale was completed on October 31, 2011 and $12,265,910 of the proceeds from the sale was used to retire debt, and CSS Management Corp. (formerly, Corporate Security Solutions, Inc.), or CSS, which sale was completed August 19, 2011 and $1,733,917 of the proceeds from the sale was used to retire debt. CSS was a wholly-owned subsidiary of NTG Management Corp. (formerly, Nexus Technologies Group, Inc.), a majority-owned subsidiary of the Company which was dissolved on January 26, 2012. On April 30, 2011, PMX was administratively dissolved.

The Company plans to conduct its current operations through one majority-owned subsidiary. On December 28, 2011, the Company formed FHC (formerly Holdings) and, through FHC, holds eighty percent (80%) of FRES, a company involved in the real estate services industry. On July 5, 2011, and on July 29, 2011, FRES, through a newly formed subsidiary DSUSA, acquired substantially all the assets of Default Servicing, Inc and 100% of the stock of Timios, Inc., respectively. Further, on November 14, 2011, FRES formed Timios Appraisal Management, Inc., or TAM.

The Company intends to grow these businesses both organically and by acquisitions. The Company continues to target growth companies that are generating revenues but face challenges in scaling their businesses to capitalize on growth opportunities. The Company will enhance the operations of these companies by helping them generate new business, grow revenues, develop superior management, build infrastructure and improve cash flows.

Results of Continuing Operations

As a result of the sales of Safety and CSS and the dissolution of NTG and PMX, management believes that a year over year comparative presentation of our current operations to prior years’ discontinued operations would not be informative and may be misleading. Therefore, the discussion below reflects the consolidated accounts of the Company’s continuing operations only as of December 31, 2011. Safety, NTG and PMX are discussed below under Discontinued Operations. All intercompany balances and transactions related to continuing and discontinued operations have been eliminated.

The Company has measured the impact of inflation and changing prices on operating expenses and net income for periods included in this Transition Report on Form 10-K. We have concluded that there has not been a material impact to our financial position, results of operations or cash flows from inflation or changing prices this period.

Transition Period (Six Months) Ended December 31, 2011

Revenue from continuing operation

We recorded $9,153,261 in revenue from continuing operation for the Transaction Period ended December 31, 2011. Timios recorded $6,911,727 in revenue and DSUSA recorded $2,241,534 in revenue during this period.

DSUSA derived all of it’s revenue and earnings from a contract with a major U.S. Bank from the date of acquisition through December 31, 2011. This contract terminated on September 30, 2011, with DSUSA having the right to residual revenue from buyer contracts on properties entered into prior to September 30, 2011 but not closed as of that date. Management has not been successful in renewing this contract as of the date of this filing. Accordingly, DSUSA’s revenue from this contract has been negligible through March 30, 2012.

Cost of expenses from continuing operations

We recorded $5,487,840 in cost of revenue from continuing operations for the Transition Period ended December 31, 2011. Timios recorded $5,068,853 in cost of revenue and DSUSA recorded $418,987 in cost of revenue during this period.

Operating expenses from continuing operations

We recorded $3,345,643 in operating expenses from continuing operations for the Transition Period ended December 31, 2011. Timios recorded $761,041 in operating expenses, DSUSA recorded $1,196,047 in operating expenses and the Holding Company recorded $1,388,555 in operating expenses during this period.

Other income and expense from continuing operations

We recorded net other income of $899,877 from continuing operations. DSUSA recorded $1,703,911 in net other income, primarily from retiring future contingent payments at a discount. The Company recorded net other expense of $804,034 primarily in interest expense on its debt to YA.

Net income from continuing operations

As a result of the foregoing, the Company’s net income before taxes from continuing operations was $1,219,655 for the Transition Period ended December 31, 2011.

Discontinued Operations

As previously stated in this Transition Report on Form 10-K, the Company has sold or dissolved its entire interest in its operating subsidiaries related to its homeland security business segment. As a result of these actions, the Company has recorded the results of operations of these subsidiaries as discontinued operations, assets and liabilities have been separated on the balance sheet and cash flows have been separated on the statement of cash flows at December 31, 2011 and June 30, 2011 and 2010, in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP.

The table below reflects certain information regarding discontinued operations:

	Safety			NTG			PMX			Total
	Transition Period	June 30,		Transition Period	June 30,		Transition Period	June 30,		Transition Period	June 30,
	December 31, 2011	2011	2010	December 31, 2011	2011	2010	December 31, 2011	2011	2010	December 31, 2011	2011	2010

Net (loss) income	$(6,824,629)	1,144,175	5,736,294	$—	44,604	1,619,632	$(1,306)	236,622	48,768	$(6,825,935)	1,425,401	7,404,694

Gain on Sale of assets	8,706,568	—	—	1,892,339	—	—	—	—	—	10,598,907	—	—

Tax effect	(119,369)	217,392	425,182	—	—	165,048	—	—	—	(119,369)	217,392	590,230

Discontinued operations	$1,762,570	926,783	5,311,112	$1,892,339	44,604	1,454,584	$(1,306)	236,622	48,768	$3,653,603	1,208,009	6,814,464

Liquidity and Capital Resources

From August  2005 through March 2008, the Company operated and acquired businesses using funding from the issuance of its common stock, preferred stock and convertible debt to YA (formerly known as Cornell Capital, L.P.) totaling approximately $23,250,000. At December 31, 2011, the Company owed YA approximately $5,553,778, including accrued interest. In March 2008, the total debt was consolidated into three notes, each with a maturity date of March 14, 2010. This due date was initially extended to October 1, 2010 and it was subsequently extended to July 15, 2011, by which time the Company had expected to sell Safety, NTG and PMX and retire the debt. Since neither Safety, NTG nor PMX were sold by this date, YA agreed to a forbearance until August 31, 2011 and then to September 14, 2011, and subsequently agreed to a further extension of the forbearance period until April 30, 2012. On August 19, 2011, $1,733,917 of the proceeds from the sale of CSS was paid to YA. On October 31, 2011, $12,651,913 of the proceeds from the sale of Safety was paid to YA. From November 1, 2011, through March 15, 2012, the Company paid YA an additional $836,000 from funds received under the Note payable from the purchaser of Safety. The Company continues to negotiate with YA to reach a satisfactory solution to its remaining debt and to avoid foreclosure. Upon the expiration of the forbearance period, the Company is subject to foreclosure without notice. Such a foreclosure would have a material adverse effect on the Company’s continuing operations, its liquidity, its capital resources and its stockholders.

The Company had cash on hand of $2,679,057 at December 31, 2011. Our primary needs for cash are to repay debt and fund our ongoing operations. Our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We do not have sufficient capital on hand to repay our debt nor are we able internally to generate sufficient capital to repay our debt at this time. We will require significant additional capital in order to repay our debt, fund our operations and to make additional acquisitions.

During the Transition Period ended December 31, 2011, the Company’s operations had a net decrease in cash of $815,199. The Company’s sources and uses of funds were as follows:

Cash Flows From Operating Activities

We used net cash of $2,424,597 in our operating activities during the Transition Period ended December 31, 2011, primarily as a result of net income of $4,715,858 (net of adjustments to reconcile net income to cash used in operations of $10,213,409), plus increases from changes in our operating assets and liabilities of $3,072,954.

Cash Flows From Investing Activities

We used net cash of $1,207,668 in our investing activities during the Transition Period ended December 31, 2011, primarily from the proceeds from the sale of our discontinued subsidiaries amounting to $675,000 amounts received from non-controlling interests of $450,000 and proceeds from our note receivable of $636,456, less the purchase of fixed assets of $130,003, investments in the equity of our new subsidiaries of $1,630,700 and payments on contingent consideration of $1,208,421.

Cash Flows From Financing Activities

We provided cash of $2,817,066 in financing activities during the Transition Period ended December 31, 2011, consisting of partial repayment of related party debt of $619,400, offset by net borrowings on the line of credit of $3,436,466.

As of December 31, 2011, the Company had a net working capital deficit of $4,570,208.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements during the Transition Period.

Critical Accounting Policies and Estimates Used in Continuing Operations

Fiscal Year-End — The Company has changed its year end from June 30 to December 31. All references in these consolidated financial statements refer to the December 31 year end, unless otherwise specified. References to Transition Period refer to the six month period ended December 31, 2011.

Revenue Recognition — The Company recognizes revenue when it is realized or realizable and earned, less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)       persuasive evidence of an arrangement exists,

(ii)      the services have been rendered and all required milestones achieved,

(iii)     the sales price is fixed or determinable, and

(iv)     collectibility is reasonably assured.

Revenues are derived primarily from services performed in real estate transactions related to title insurance, escrow services, property appraisal and asset management. Revenues are recorded upon the closing of the real estate transaction and are generally paid out of escrow.

Costs associated with revenues include all direct labor and other non-labor costs and those indirect costs related to revenue generators such as depreciation, fringe benefits, overhead labor, supplies and equipment rental.

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

Estimates are used when accounting for amounts recorded in fair value determination of assets and liabilities, impairment of long-lived assets (including goodwill and other intangible assets), collectability of accounts receivable if any, share based compensation assumptions and valuation allowance related to deferred tax assets.

The estimates we make are subject to several factors, including management’s judgment, the industry in which we conduct our operations, the overall economy, market valuations concerning certain assets and liabilities and the government. Although we believe our estimates take into consideration the effect of these various factors, uncertainty still exists in such estimates and actual results may differ from our estimates.

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

Contingent Consideration — The Company has initially recorded a liability of approximately $3,946,000 in contingent consideration related to its recent acquisitions. Under the terms of the purchase agreements additional contingent purchase price was due to the seller, based on revenue earned each month. The Company regarded the liability at fair value at the time of acquisition and evaluates the liability periodically based upon expectations of future revenues and related consideration. On December 29, 2011, DSUSA reached an agreement with DAL to purchase, for $200,000, all the remaining future contingent liability (purchase price), which at December 31, 2011, amounted to approximately $1,904,000 and recognized a gain on settlement of contingent consideration of $1,703,911.

Investments in Assets Held for Sale — The Company classifies certain investments in marketable securities as “assets held for sale.” Under this classification securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized.

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

Any impairment of goodwill based on the above calculations is recognized immediately in the income statement and is not subsequently reversed. At December 31, 2011, no goodwill impairment has been recognized.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Transition Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.                                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, as of December 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the reporting entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of the Independent Registered Public Accounting Firm

This item is not applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the Transition Period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below are, as of March 25, 2012, the names of our executive officers and directors, their ages, their positions, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. In addition, the following paragraphs include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Name	Age	Position

C. Thomas McMillen	59	Chief Executive Officer, President and Chairman of the Board of Directors

Michael T. Brigante	57	Executive Vice President and Chief Financial Officer

Zev E. Kaplan	59	Director

C. Thomas McMillen.  Mr. McMillen has served as the Company’s Chief Executive Officer and Chairman of the Board since August 30, 2005 and since July 2011 has served as the Company’s President. Since April 2011, Mr. McMillen has served as Chairman of the National Foundation on Fitness, Sports and Nutrition. Mr. McMillen is the sole member and manager of NVT License Holdings, LLC, a Delaware limited liability company, which is the indirect parent and controlling entity of several other limited liability companies which hold the Federal Communications Commission licenses for eight full power and two low power television stations in eight different television markets. From April 2007, he has served on the Board of Regents of the University of Maryland System. Since October 2009, Mr. McMillen has served on the board of directors of the Foxhall Global Trends Fund (formerly known as the Shepherd Fund), a series of Dominion Funds. From December 2004 until January 2007, Mr. McMillen served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc., FIGI.PK), and from January 2007 until August 2009, he served as Vice Chairman and director. From October 2007 until October 2009, Mr. McMillen served as Chairman and Co-Chief Executive Officer of Secure America Acquisition Corporation, (now Ultimate Escapes, Inc. OTCBB: ULEIQ.PK) and from October 2009 to December 2010 as a director and from November 2009 to December 2010 as Vice Chairman.  Ultimate Escapes, Inc. filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in Wilmington, Delaware in September 2010.  In March 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. From December 2003 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange listed brokerage affiliate. Mr. McMillen has also been Chief Executive Officer of Washington Capital Advisors, a merchant bank. Mr. McMillen also served as Chairman of TPF Capital, its predecessor company, from 2001 through 2002. In addition, from 1987 through 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. Mr. McMillen received a Bachelor of Science in Chemistry from the University of Maryland and a Bachelor and Master of Arts from Oxford University as a Rhodes Scholar.

Mr. McMillen is qualified for service on our Board of Directors based on his many years of senior executive experience, including his experiences as a successful businessman, Congressman and Presidential appointee.

Michael T. Brigante.  Mr. Brigante has served as the Company’s Senior Vice President of Finance since July 2006, the Company’s Chief Financial Officer since May 2007 and the Company’s Executive Vice President since June 2011. In addition, Mr. Brigante is a director of FRES. Mr. Brigante is the managing member of Somerset Capital Advisors, a Financial Consultancy firm. In January 2003, Mr. Brigante joined Sky Capital Enterprises, a venture firm, and Sky Capital Holdings, a FINRA registered broker dealer, which were both London Stock Exchange listed companies and served as their Chief Financial Officer until June 2006. From July 1999 until his departure in December 2002, Mr. Brigante was the Managing Partner of Pilot Rock Consulting, a diversified financial consulting practice to public and private companies. From December 1995 until December 1996, Mr. Brigante served as the Controller and from January 1997 until June 1999 served as Chief Financial Officer of Complete Wellness Centers, Inc. a publicly held healthcare services company. Prior to his position with Complete Wellness Centers, Inc. Mr. Brigante served in a variety of Senior Financial positions with public and private companies. Mr. Brigante received a Bachelor of Science degree in Accounting and Economics from James Madison University and is a Certified Public Accountant.

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

Term of Office

Each director holds office until the annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by our Board of Directors and hold office at the discretion of our Board of Directors.

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

Corporate Governance

Committees of the Board of Directors and Meetings

Audit Committee. Zev E. Kaplan serves as the sole member of the Audit Committee.  Mr. Kaplan is an independent member of the Board of Directors and our Board of Directors has determined that Mr. Kaplan satisfies the criteria for an “audit committee financial expert” under Item 407 of Regulation S-K. Mr. Kaplan is able to read and understand fundamental financial statements, including our Company’s consolidated balance sheet, statement of operations and statement of cash flows. The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall quality of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit and to discuss the audited financial statements.

The charter for our Audit Committee can be found on our website at www.hscapcorp.com under the tab, “Investor Relations.”

AUDIT COMMITTEE REPORT

The member of the Audit Committee, which is comprised of one director, has been appointed by the Board of Directors. The current sole member of the Committee is Mr. Zev E. Kaplan.

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

Management is responsible for the preparation of our financial statements and the independent registered public accounting firm has the responsibility for the examination of those statements. The Audit Committee reviewed our audited financial statements for the Transition Period ended December 31, 2011 and met with both management and our external accountants to discuss those financial statements. Management and the independent registered public accounting firm have represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee also considered taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee deemed appropriate.

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

Based upon the reviews and discussions described in this Audit Committee Report, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in our Transition Report on Form 10-K for the Transition Period ended December 31, 2011 for filing with the Securities and Exchange Commission.

RESPECTFULLY SUBMITTED,

THE AUDIT COMMITTEE

Zev E. Kaplan, Chairman

Compensation Committee. Zev E. Kaplan serves as the only member of the Compensation Committee. Mr. Kaplan is an independent member of the Board of Directors. The Compensation Committee did not meet during the Transition Period ended December 31, 2011.

Meeting Attendance. During the Transition Period ended December 31, 2011, there were 2 meetings of our Board of Directors, and the various committees of the Board of Directors met a total of 1 time. No director attended fewer than 100% of the total number of meetings of the Board of Directors and of committees on which he served during the Transition Period ended December 31, 2011.

Board Leadership Structure

Mr. McMillen serves as the Chairman of our Board of Directors, Chief Executive Officer and President. The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer, President and Chairman of the Board as the Board of Directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. The Board of Directors has determined that having the Company’s Chief Executive Officer and President serve as Chairman is in the best interest of the Company’s stockholders at this time. This structure makes the best use of the Chief Executive Officer’s extensive knowledge of the Company and its industry, as well as fostering greater communication between the Company’s management and the Board of Directors. In addition, the Chairman can provide the subsidiary senior management with guidance and feedback on their performance and also allows him to focus on stockholder interests and corporate governance while providing subsidiary senior management with the ability to focus their attention on managing our day-to-day operations. As Mr. McMillen has significant senior level industry experience, he is particularly well-suited to serve as Chairman.

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

While the Board of Directors has ultimate oversight responsibility for overseeing management’s risk management process, the committees of the Board of Directors assist it in fulfilling that responsibility.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) were timely filed.

Code of Ethics

On March 16, 2004, the Board of Directors of the Company adopted a written Code of Ethics that applies, to among others, our principal executive officer and principal financial officer and is designed, among other things, to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.  Our Code of Ethics can be found on our website at: www.hscapcorp.com. The Code of Ethics will be made available to our stockholders, without charge, upon request, in writing to the Corporate Secretary at 4601 Fairfax Drive, Suite 1200, Arlington, Virginia 22203, Attention: Michael T. Brigante, Chief Financial Officer. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Stockholder Communications to the Board of Directors

Generally, stockholders who have questions or concerns should contact the Chief Financial Officer at (703) 528-7073 or email at MBrigante@hscapcorp.com.  Stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Chairman, Homeland Security Capital Corporation, 4601 Fairfax Drive, Suite 1200, Arlington, Virginia, 22203.  All stockholder communications will be considered by the independent member of our Board of Directors.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended June 30, 2011and 2010, and the Transition Period to (1) our Chief Executive Officer, (2) our Executive Vice President of Finance and Chief Financial Officer, and (3) our next most highly compensated executive officer, other than our Chief Executive Officer and our Executive Vice President of Finance and Chief Financial Officer, who earned more than $100,000 during the Transition Period. The table excludes executive officers who were employed by Safety or NTG for all periods.

Name and Principal Position	Year	Salary	Bonus(1)	Options Awards(2)	Non- Equity Incentive Plan Compensation(3)	Non-qualified Deferred Compensation Earnings	All Other Compensation(4)		Total

C. Thomas McMillen,	2011*	$175,000	$726,665	—	$20,000	—	$12,392	(5)	$934,057
Chairman of the Board, Chief	2011	$304,167	$300,000	—	$20,000	—	$23,090	(5)	$647,257
Executive Officer and President	2010	$300,000	—	$678,356	—	—	$20,122	(5)	$999,478

Michael T. Brigante	2011*	$125,000	$149,463	—	$14,000	—	$1,616		$290,079
Executive Vice President of	2011	$229,375	$200,000	—	$20,000	—	$720		$450,095
Finance and Chief Financial	2010	$222,500	—	$118,712	—	—	—		$341,212
Officer

Trevor Stoffer	2011*	$125,000	$15,520	—	—	—	$513		$141,033
President and Chief Executive	2011	—	—	—	—	—	—		—
Officer of Timios, Inc.	2010	—	—	—	—	—	—		—

*Transition period: July 1, 2011 — December 31, 2011

(1)       The amounts reflected during the Transition Period for each named individual are accrued. In the case of Messrs. McMillen and Brigante, the accrued bonus represents the contractual amounts included in each individual’s employment agreement based on a change of control within the Company, defined as the sale of Safety. (See “Potential Payments Upon Termination or Change-In-Control” and “Certain Relationships” and “Related Party Transactions” elsewhere in this report.) In the case of Mr. Stoffer, the accrued bonus reflects the achievement of specific milestones specified in his employment agreement.

(2)       These amounts represent the dollar amount recognized for financial statement reporting purposes for the fair value of option awards with respect to the fiscal years ended June 30, 2010 and 2011 in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 13 to our consolidated financial statements included elsewhere in this transition report.

(3)       Reflects Company contributions to a 401(k) plan.

(4)       Reflects Company-paid health, life and disability insurance.

(5)       Includes $6,000 (Transition Period) and $12,000 of car allowance for fiscal years 2011 and 2010.

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

On June 15, 2011, the Company entered into a new employment agreement with Mr. McMillen (the “McMillen Agreement”). The McMillen Agreement has an initial term of one year, and is automatically renewable for additional consecutive one-year terms, unless at least ninety days written notice is given by either the Company or Mr. McMillen prior to the commencement of the next renewal term. The McMillen Agreement also provides that Mr. McMillen will continue to serve as Chairman of the Board of Directors of the Company so long as he is with the Company, with no additional compensation, subject to any required approvals.

The McMillen Agreement provides for an annual base salary of $350,000, effective June 1, 2011, and an annual discretionary bonus of up to 100% of Mr. McMillen’s base salary based upon the achievement of targeted annual performance objectives to be established by the Compensation Committee of the Board, in consultation with Mr. McMillen. In addition, Mr. McMillen was eligible for, and received, a one-time special bonus in an amount equal to $726,665 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the McMillen Agreement). The special bonus was reduced by the amount of principal and interest now owed by Mr. McMillen, as a result of his stepping in as guarantor of the obligations of Secure America Acquisition Holdings LLC pursuant to that certain promissory note, dated June 1, 2007, by and between the Company and Secure, which is now in default (the “Note”). The Company is also obligated to waive all events of default and amend the maturity date under the Note to the earlier of (i) December 31, 2011, (ii) a change of control of the Company, and (ii) the termination date of McMillen Agreement. In addition, Mr. McMillen agreed to forfeit his pre-existing option to purchase 55,800,000 of the Company’s shares of common stock under the 2005 Plan and 2008 Plan.

The McMillen Agreement also provides for a monthly automobile allowance in an amount equal to $1,000, a matching contribution to his 401(k) account consistent with the plan up to the maximum amount allowable under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), other benefits provided to other senior executives of the Company, actual and reasonable out-of-pocket expenses and reimbursement for attorneys’ fees actually incurred by Mr. McMillen in connection with the review of his employment agreement of up to an amount equal to $10,000.

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

The Brigante Agreement provides for an annual base salary of $250,000, effective June 1, 2011, and an annual discretionary bonus of up to 50% of Mr. Brigante’s base salary based upon the achievement of targeted annual performance objectives to be established by the Compensation Committee of the Board of Directors, in consultation with Messrs. McMillen and Brigante. In addition, Mr. Brigante was eligible, and received, for a one-time special bonus in an amount equal to $124,462.66 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the Brigante Agreement).  Mr. Brigante has agreed to forfeit his pre-existing option to purchase 9,500,000 of the Company’s shares of common stock under the 2005 Plan and 2008 Plan.

The Brigante Agreement also provides for a monthly automobile allowance in an amount equal to $500 (provided that Mr. Brigante does not use a vehicle provided by the Company), a matching contribution to his 401(k) account consistent with the plan up to the maximum amount allowable under Section 401(k) of the Code, use of the Company’s corporate apartment in Arlington, Virginia, and if the Company no longer maintains the apartment, a monthly housing allowance up to the amount that the Company paid to maintain the corporate apartment, other benefits provided to other senior executives of the Company, actual and reasonable out-of-pocket expenses and reimbursement for attorneys’ fees actually incurred by Mr. Brigante in connection with the review of his employment agreement of up to an amount equal to $10,000.

Trevor Stoffer Employment Agreement. On May 27, 2011, Timios and Mr. Stoffer entered into an employment agreement pursuant to which Mr. Stoffer agreed to serve as Timios’ Chief Executive Officer and President for a term of three years, such agreement being renewable by mutual agreement of Timios and Mr. Stoffer. The Employment Agreement became effective on July 29, 2011 upon the closing of the acquisition of Timios by the Company. Mr. Stoffer’s initial salary under this agreement is $250,000 annually, with the possibility of a performance bonus.

The employment agreement also provides for other benefits similar to other senior executives of the Company including actual and reasonable out-of-pocket expenses.

The 2005 Stock Option Plan.  On August 29, 2005, the Board adopted a stock option plan, or the 2005 Plan, under which the Company reserved 7,200,000 shares of common stock for issuance. Participants eligible under the 2005 Plan are officers and key employees. There were no options issued and outstanding under the 2005 Plan at December 31, 2011.

The 2008 Stock Option Plan.  On July 30, 2008, the Board adopted a stock option plan, or the 2008 Plan, under which the Company reserved 75,000,000 shares of common stock for issuance. Participants eligible under the 2008 Plan are officers, key employees and directors. There were no options issued and outstanding under the 2008 Plan at December 31, 2011.

Messrs. McMillen and Brigante forfeited 5,800,000 and 750,000 options in the 2005 Plan, respectively, in connection to signing their employment agreements on June 15, 2011. Mr. McMillen and Mr. Brigante forfeited 50,000,000 and 8,750,000 options in the 2008 Plan, respectively, in connection to signing their employment agreements on June 15, 2011. Mr. Griffin, our former director, forfeited 5,000,000 options in the 2008 Plan upon his resignation as a Director on May 27, 2011. Mr. McNeill, our former director, forfeited 5,000,000 options in the 2008 plan and 720,000 options not under an existing plan upon his resignation as director on December 31, 2011. Mr. Kaplan, our director, forfeited 5,000,000 options in the 2008 plan and 720,000 options not under an existing plan effective December 31, 2011. For additional information on the Company’s option plans, please refer to Note 13 to Consolidated Financial Statements.

Outstanding Equity Awards at Fiscal Year-End

At December 31, 2011, the Company did not have any outstanding equity awards, including non-performance based awards, to each of the executive officers named in the Summary Compensation Table.

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

The agreement is terminable by the company for cause or upon ninety days prior written notice without cause and by Mr. McMillen for good reason (as such terms are defined in the agreement) or upon ninety days prior written notice without good reason.  If the Company terminates Mr. McMillen without cause or Mr. McMillen terminates his employment for good reason during the term of employment, then Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, (ii) the base salary that the that Mr. McMillen would have received had he remained employed through the expiration date of his agreement, (iii) a pro rated bonus, if any, (iv) the special bonus and the bonus from the prior year, if unpaid, (v) health and/or dental insurance coverage pursuant to COBRA until the date that is one year following the termination date or until Mr. McMillen is eligible for comparable coverage with a subsequent employer, whichever occurs first, and (vi) any accrued, but unpaid compensation prior to the termination.  If the Company terminates Mr. McMillen without cause or Mr. Millen terminates his employment for good reason following the expiration date, then the Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, and (ii) any accrued, but unpaid compensation prior to the termination.

In addition, Mr. McMillen was eligible for a one-time special bonus in an amount equal to $726,665 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the agreement). The Company accrued this amount on October 31, 2011, upon the sale of Safety. On January 15, 2012, the special bonus was reduced by $459,214, the amount of principal and interest owed by Mr. McMillen as a result of his stepping in as guarantor of the obligations of SAAH pursuant to that certain promissory note, dated June 1, 2007, by and between the Company and SAAH, which was in default at December 31, 2011. Also on January 15, 2011, Mr. McMillen received $60,000 of the remaining accrued amount of his bonus and, on March 15, 2012, he received $30,000 of the remaining accrued amount of his bonus. As of the date of this report, the Company has $177,451 accrued for the remainder of Mr. McMillen’s special bonus.

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

In addition, Mr. Brigante was eligible for a one-time special bonus in an amount equal to $124,463 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the agreement). The Company accrued this amount on October 31, 2011, upon the sale of Safety. On January 15, 2011, Mr. Brigante received $60,000 of the accrued amount and, on March 15, 2012, he received $30,000 of the remaining amount. As of the date of this report, the Company has $34,463 accrued for the remainder of Mr. Brigante’s special bonus.

The following table outlines the potential payments that would be made to Messrs. McMillen and Brigante, assuming separation from the Company on December 31, 2011, without cause or for good reason as such terms are defined in their employment agreements.

Payments and Benefits	Involuntary Termination without cause	By Executive for Good Reason
C. Thomas McMillen
Base Salary(1)	$350,000	$350,000
Annual Bonus(2)	$350,000	$350,000
Accrued Special Bonus(3)	$267,451	$267,451
Other Benefits(4)	$9,600	$9,600
Michael T. Brigante
Base Salary(1)	$250,000	$250,000
Annual Bonus(2)	$125,000	$125,000
Accrued Special Bonus(3)	$124,463	$124,463
Other Benefits(4)	$9,600	$9,600

(1) Amount reflects base salary for one year, which could be increased by remaining amount of current year base salary.

(2) Amount reflects maximum annual bonus payment for one year, which could be a lesser amount based on pro-rata mount of current year’s bonus if termination occurs prior to the year end.

(3) Amount reflects remaining accrued special bonus after the reduction of $459,214 for SAAH Guarantee, in the case of Mr. McMillen. Not reflected are payment of $90,000 in the case of Mr. McMillen and the payment of $90,000 in the case of Mr. Brigante which both took place in 2012.

(4) Represents health benefits payable by the Company for one year.

Director Compensation

The following table shows the total compensation paid or accrued during the Transition Period ended December 31, 2011, to each of our non-employee directors:

Name	Fees Earned or Paid in Cash	Total
Philip A. McNeill(1)	$ 47,500	$ 47,500
Zev E. Kaplan	$ 22,000	$ 22,000

(1)Mr. McNeill resigned on December 31, 2011.

Each non-employee director of the Company is entitled to receive a quarterly fee for his service as a director. Each director of the Company will be reimbursed for reasonable expenses incurred in connection with their service on the Board of Directors.

The following table reflects the fee paid to each director per quarter during the Transition Period ended December 31, 2011:

Director	Fees Received Per Quarter During Transition Period
Philip McNeill(1)	$11,250
Zev Kaplan	$11,000

(1)Mr. McNeill resigned on December 31, 2011.

In addition to the quarterly payment of fees listed above, Mr. McNeill received a $25,000 director’s fee adjustment upon his resignation.

ITEM 12.                                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 25, 2012 for (a) our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5%

of each class of our shares of Common Stock, relying solely upon the amounts and percentages disclosed in their public filings.

Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 15, 2012, pursuant to the exercise or conversion of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Percentage of ownership is based on 55,159,022 shares of Common Stock outstanding as of March 15, 2012.

The address for each of the directors and named executive officers is c/o Homeland Security Capital Corporation., 4601 Fairfax Drive, Suite 1200, Arlington, Virginia, 22203. Addresses of other beneficial owners are noted in the table.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned

Directors and Executive Officers
C. Thomas McMillen(2)	26,041,883	32.1%
Michael T. Brigante	—	—
Zev E. Kaplan	6,000	*
Executive officers and directors as a group (3 persons)(3)	26,047,883	32.1%
5% or more stockholders
YA Global Investments, L.P. 101 Hudson Street Jersey City, NJ 07302 (4)	6,060,758	9.99%
Frank P. Crivello 3408 Dover Road Pompano Beach, FL 33062 (5)	3,000,303	5.44%

(1)         Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2012.

(2)         Includes 12,500,00 shares of Common Stock, 325 shares of Series H Preferred which are convertible into 10,833,550 shares of Common Stock and warrants to purchase up to an additional 2,708,333 shares of Common Stock at an exercise price of $0.03 per share.

(3)         See footnote (2).

(4)         Based solely on information reported in a Schedule 13G/A filed with the Securities and Exchange Commission on May 26, 2010. YA Global Investments, L.P., or YA, does not own any shares of Common Stock. As the Investment Manager of YA, Yorkville Advisors, LLC (“Yorkville”) may be deemed to beneficially own the same amount of shares of Common Stock beneficially owned by YA. As the president of Yorkville, the investment manager to YA, and as portfolio manager to YA, Mark Angelo (“Angelo”) may be deemed to beneficially own the same amount of shares of Common Stock beneficially owned by YA. Angelo directly owns 6,250 shares of Common Stock. YA may be deemed to beneficially own the 6,250 shares of Common Stock beneficially owned by Angelo, as he is the president of Yorkville and the investment manager to YA and the portfolio manager to YA. Yorkville may be deemed to beneficially own the 6,250 shares of Common Stock beneficially owned by Angelo, as he is the president of Yorkville. In addition to the number of shares indicated above, YA is the owner of derivative securities which have a cap that prevents each derivative security from being converted and/or exercised if such conversion and/or exercise would cause the aggregate number of shares of Common Stock beneficially owned by YA and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock of the Company following such conversion and/or exercise of the derivative security. In addition, the cap pertaining to the derivative securities limits YA’s entitlement to 9.99% of the outstanding shares of Common Stock of the Company on an as-converted basis for purposes of any corporate vote. Except for the 6,250 shares of Common Stock beneficially owned by Angelo, YA Global and Yorkville disclaim beneficial ownership of these securities except to the extent of her, his or its pecuniary interest. Yorkville holds an aggregate of (i) 900,000 shares of Common Stock, (ii) 9,574 shares of Series H Preferred, which are convertible into 319,139,716 shares of Common Stock, assuming the ratchet does not take effect, (iii) warrants to purchase up to 80,625,000 shares of Common Stock at an exercise price of $0.03 per share, (iv) warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $1.00 per share, (v) warrants to purchase up to 800,000 shares of Common Stock at an exercise price of $0.15 per share, and (vi) 1,000,000 shares of Series F Convertible Preferred Stock, with no voting rights.

(5)         Based solely on information reported in a Schedule 13G filed with the Securities and Exchange Commission on October 16, 2007.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by two of our now former directors, and the initial stockholder and founder of SAAC. SAAC was formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses. SAAH, in turn, loaned the $500,000 to SAAC. SAAC ultimately consummated its initial business combination with Ultimate Escapes, Inc., or UEI, and changed its name to UEI. The loan was evidenced by a note bearing 5% interest per annum, which was due on or before May 31, 2011, with no prepayment penalties. The loan was guaranteed in its entirety by our Chairman, President and Chief Executive Officer. The Company expected repayment of the loan from the proceeds of the sale by SAAH of its founder warrants and ultimately by UEI. On September 20, 2010, UEI filed for bankruptcy protection. At December 31, 2011, June 30, 2011 and 2010, the balance of the note, including interest, was $458,453, $449,127 and $444,515, respectively. Our President, Chairman and Chief Executive Officer satisfied this note in full January 15, 2012 by off-set against the special bonus payable to him. (See Note 20 to the consolidated Financial Statements)

On July 29, 2011, the Company’s Chief Executive Officer and President and the Company’s Chief Financial Officer purchased 15 and 5 Class B membership units of Holdings, respectively, both for nominal amounts. The limited liability operating agreement of Holdings provided, among other things, that Class B members could not participate in or receive any financial benefit from their Class B membership units if and until the Company’s total purchase price of the Class A membership units ($1,800,000) had been fully repaid, including any interest thereon, and any other loans or advances made by the Company to Holdings, including any interest thereon, at which time they will be entitled to a 20% carry and a pro rata participation in any distributions made by Holdings thereafter.

Effective December 31, 2011, the Company’s Chief Executive Officer and President and the Company’s Chief Financial Officer exchanged their Class B membership units in Holdings for 37 and 12 shares of common stock respectively, in FHC, the successor of Holdings. The exchange gives the Chief Executive Officer and President and the Chief Financial Officer 15% and 5% ownership in FHC, respectively.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Coulter & Justus, P.C. for the audit of our annual financial statements for the Transition Period ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010, and fees billed for other services rendered by Coulter & Justus P.C. during those periods.

		June 30,
	Transition Period	2011	2010
Audit fees:(1)	$194,106	$203,084	$218,022
Audit related fees:	—	98,027	118,090
Tax fees:	—	—	—
All other fees:	$8,000	—	—
Total	$202,106	$301,111	$336,112

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors.  Consistent with Commission policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

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
3.1

Bylaws of Celerity Systems, Inc. (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2, originally filed with the Commission on August 13, 1997, and incorporated herein by reference).

3.2

Certificate of Incorporation of Homeland Security Capital Corporation. (previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, originally filed with the Commission on October 6, 2011, and incorporated herein by reference).

3.3

Certificate of Designation, Series G Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

3.4

Certificate of Designation of Relative Rights and Preferences, Series H Convertible Preferred Stock Of Homeland Security Capital Corp. (previously filed as Exhibit 3.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

4.1

Secured Convertible Debenture (previously filed as Exhibit 4.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

4.2

Form of Warrant to purchase shares of Homeland Security Capital Corp. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

4.3

Warrant to purchase shares of Homeland Security Capital Corp. Common Stock held by YA Global Investments, L.P., dated March 14, 2008 (previously filed as Exhibit 4.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.1

Indemnification Agreement by and between C. Thomas McMillen and Celerity Systems, Inc. (previously filed as Exhibit 99.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on October 7, 2005 and incorporated herein by reference).

10.2

Escrow Agreement, dated as of October 6, 2005, by and between Celerity Systems, Inc. and Cornell Capital Partners, L.P. (previously filed as Exhibit 99.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on October 7, 2005 and incorporated herein by reference).

10.3	Securities Purchase Agreement dated as of October 6, 2005, by and between the Celerity Systems, Inc. and Cornell Capital Partners, LP (previously filed as Exhibit 99.1 to the

Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on October 7, 2005 and incorporated herein by reference).

10.4

Securities Purchase Agreement, dated February 6, 2006, by and among Homeland Security Capital Corp., and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

10.5

Registration Rights Agreement, dated February 6, 2006, by and among Homeland Security Capital Corp., and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

10.6

Investment Agreement, dated February 6, 2006, by and between Cornell Capital Partners, L.P., and Homeland Security Capital Corp. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

10.7

Security Agreement, dated February 6, 2006, by and between Homeland Security Capital Corp. and Cornell Capital Partners, (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

10.8

Celerity Systems, Inc. 2005 Stock Option Plan (previously filed as Exhibit 10.8 to the Registrant’s Optional Form for Quarterly and Transition Reports of Small Business Issuers on Form 10QSB, originally filed with the Commission on May 22, 2006, and incorporated herein by reference).

10.9

Securities Purchase Agreement, dated August 21, 2006, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.10

Registration Rights Agreement, dated August 21, 2006, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.11

Pledge and Security Agreement, dated August 21, 2006, by and between Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.12

Secured Convertible Debenture issued by Homeland Security Capital Corp. to Cornell Capital Partners, L.P. on August 21, 2006 (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.13

Warrant to purchase shares of Homeland Security Capital Corp. Common Stock, dated August 21, 2006, held by Cornell Capital Partners, L.P., (previously filed as Exhibit 10.5 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.14

Employment Agreement, dated May 15, 2007, by and between Homeland Security Capital Corp., and Michael T. Brigante (previously filed as Exhibit 10.1 to the Registrant’s Optional Form For Quarterly and Transition Reports of Small Business Issuers on Form 10QSB,

originally filed with the Commission on May 15, 2007, and incorporated herein by reference).

10.15

Securities Purchase Agreement, dated June 1, 2007, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.16

Registration Rights Agreement, dated June 1, 2007, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.17

Security Agreement dated June 1, 2007, by and among Homeland Security Capital Corp. and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.18	†

Pledge and Escrow Agreement, dated June 1, 2007 by and among Homeland Security Capital Corp., Cornell Capital Partners, L.P., and David Gonzalez, Esq., as escrow agent (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.19

Secured Convertible Debenture issued by Homeland Security Capital Corp. to Cornell Capital Partners, L.P, dated June 1, 2007 (previously filed as Exhibit 10.5 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.20

Warrant to purchase shares of Homeland Security Capital Corp. Common Stock held by Cornell Capital Partners, L.P., dated June 1, 2007 (previously filed as Exhibit 10.6 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.21

Letter Agreement, dated June 1, 2007, in connection with the Purchase Agreement dated February 6, 2006 between Homeland Security Capital Corp. and Cornell Capital Partners (previously filed as Exhibit 10.7 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.22

Securities Purchase Agreement, dated March 13, 2008, by and among Homeland Security Capital Corp., and YA Global Investments, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.23

Registration Rights Agreement, dated March 14, 2008, by and among Homeland Security Capital Corp., and YA Global Investments, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.24

Security Agreement, dated March 14, 2008, by and among Homeland Security Capital Corp., and YA Global Investments, L.P. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.25		Form of Senior Secured Note between Homeland Security Capital Corp. and YA Global Investments, L.P. (previously filed as Exhibit 10.4 to the Registrant’s Registration Current

Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.26

Guaranty Agreement, dated March 14, 2008, in favor of YA Global Investments, L.P. (previously filed as Exhibit 10.6 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.27

Executive Employment Agreement, dated September 1, 2007, by and between Homeland Security Capital Corp. and C. Thomas McMillen (previously filed as Exhibit 10.3 to the Registrant’s Optional Form for Annual and Transition Reports of Small Business Issuers on Form 10KSB, originally filed with the Commission on March 31, 2008 and incorporated herein by reference).

10.28

Homeland Security Capital Corp. 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the Commission on February 17, 2009 and incorporated herein by reference).

10.29

Common Stock Purchase Agreement, dated November 26, 2008, by and between YA Global Investments, L.P. and Homeland Security Capital Corp. (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the Commission on February 17, 2009 and incorporated herein by reference).

10.30

Common Stock Purchase Agreement, dated November 28, 2008, by and between YA Global Investments, L.P. and Homeland Security Capital Corp. (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the Commission on February 17, 2009 and incorporated herein by reference).

10.31

Debt Maturity Extension Agreement, dated September 23, 2010, by and between Homeland Security Capital Corp. and YA Global Investments, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on September 29, 2010 and incorporated herein by reference).

10.32	†

Indemnification and Compensation Agreement, dated as of February 22, 2011, by and among Homeland Security Capital Corporation and Christopher P. Leichtweis and Myra Leichtweis (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 28, 2011 and incorporated herein by reference).

10.33

Stock Purchase Agreement, dated May 27, 2011, by and among Homeland Security Capital Corporation, Timios Acquisition Corp., Timios, Inc. and DAL Group, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on May 31, 2011 and incorporated herein by reference).

10.34	†

Employment Agreement, dated June 15, 2011, by and between Homeland Security Capital Corporation and C. Thomas McMillen (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on June 17, 2011 and incorporated herein by reference).

10.35	†

Employment Agreement, dated June 15, 2011, by and between Homeland Security Capital Corporation and Michael T. Brigante (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on June 17, 2011 and incorporated herein by reference).

10.36

Asset Purchase Agreement, dated June 22, 2011, by and among Homeland Security Capital Corporation, Default Servicing USA, Inc., Default Servicing, LLC and DAL Group, LLC. (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on June 23, 2011 and incorporated herein by reference).

10.37

Stock Purchase Agreement, dated July 15, 2011, by and among Homeland Security Capital Corporation, Perma-Fix Environmental Service, Inc. and Safety & Ecology Holdings Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on July 19, 2011, and incorporated herein by reference).

10.38

The form of Non-negotiable Promissory Note (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on July 19, 2011, and incorporated herein by reference).

10.39

The form of Exchange Agreement to be entered into by and among Homeland Security Capital Corporation and certain of its holders of Series I Convertible Preferred Stock and Warrants  (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on July 19, 2011, and incorporated herein by reference).

10.40

Form of Services Agreement between Homeland Security Capital Corporation and its Subsidiary (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 3, 2011, and incorporated herein by reference).

10.41

Form of Tax Sharing Agreement between Homeland Security Capital Corporation and its Subsidiary (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 3, 2011, and incorporated herein by reference).

10.42

Forbearance Agreement dated July 29, 2011, by and among Homeland Security Capital Corporation, YA Global Investments, L.P., Homeland Security Advisory Services, Inc., Celerity Systems, Inc. and Nexus Technology Group, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K,originally filed with the Commission on August 4, 2011, and incorporated herein by reference).

10.43

Asset Acquisition Agreement, dated August 19, 2011, by and among Homeland Security Capital Corporation, Nexus Technologies Group, Inc., Corporate Security Solution, Inc. and Halifax Security, Inc.  (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K,originally filed with the Commission on August 23, 2011, and incorporated herein by reference).

10.44

Amendment to Forbearance Agreement, dated as of September 7, 2011, by and among Homeland Security Capital Corporation, YA Global Investments, L.P., NTG Management Corp. and Fiducia Holdings, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K,originally filed with the Commission on September 9, 2011, and incorporated herein by reference).

10.45

Amended and Restated Forbearance Agreement, dated as of October 26, 2011, by and among Homeland Security Capital Corporation, YA Global Investments, L.P., NTG Management Corp. and Polimatrix, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K,originally filed with the Commission on November 1, 2011, and incorporated herein by reference).

10.46

First Amendment to the Asset Purchase Agreement dated June 22, 2011, by and among Homeland Security Capital Corporation, Default Servicing USA, Inc., a subsidiary of the Company, Default Servicing, LLC and DAL Group, LLC, the sole member of Default (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K,originally filed with the Commission on January 4, 2012, and incorporated herein by reference).

14.1

Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the Commission on April 14, 2004 and incorporated herein by reference).

21	*	Subsidiaries of Homeland Security Capital Corporation

23.1	*	Consent of Independent Registered Public Accounting Firm. (Included on page F-2)

31.1	*	Certificate of C. Thomas McMillen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Michael T. Brigante, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of C. Thomas McMillen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	**	Certification of Michael T. Brigante, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1

Certificate of Designation, Preferences and Rights of the Series A Preferred Stock of Fiducia Real Estate, Inc. (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 3, 2011, and incorporated herein by reference).

99.2

Stockholders’ Agreement of Fiducia Real Estate, Inc. (previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 3, 2011, and incorporated herein by reference).

†	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND SECURITY CAPITAL
CORPORATION

/s/ C. Thomas McMillen	March 30, 2012
C. Thomas McMillen
Chief Executive Officer and President

/s/ Michael T. Brigante	March 30, 2012
Michael T. Brigante
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen
C. Thomas McMillen	Chief Executive Officer, President	March 30, 2012
and Chairman of the Board
(Principal Executive Officer)

/s/ Michael T. Brigante
Michael T. Brigante	Executive Vice President and Chief Financial Officer	March 30, 2012
(Principal Financial and Accounting Officer)

/s/ Zev E. Kaplan
Zev E. Kaplan	Director	March 30, 2012

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page

Report of Coulter & Justus, P.C.	F-2

Consolidated Balance Sheets as of December 31, 2011, June 30, 2011 and 2010	F-3

Consolidated Statements of Operations for the six months ended December 31, 2011 and December 31, 2010 (unaudited) and for the years ended June 30, 2011 and 2010	F-4

Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and December 31, 2010 (unaudited) and for the years ended June 30, 2011 and 2010	F-5

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss for the six months ended December 31, 2011 and for the years ended June 30, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Homeland Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Homeland Security Capital Corporation and subsidiaries (the “Company”) as of December 31, 2011, June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the six month period ended December 31, 2011 and for each of the years in the two-year period ended June 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Security Capital Corporation and subsidiaries as of December 31, 2011, June 30, 2011 and 2010, and the results of its operations and its cash flows for the six month period ended December 31, 2011 and for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Related Party Senior Notes Payable totaling $5,553,778 are due and payable. As of December 31, 2011 the Company has a net capital deficiency in addition to a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee
March 30, 2012

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31	June 30,	June 30,
	2011	2011	2010
Assets:
Cash	$2,679,057	$2,113,324	$220,944
Current portion of note receivable- related party	458,453	—	—
Current portion of note receivable	633,475	—	—
Prepaid and other	509,515	38,072	22,332
Current assets of discontinued operations	—	23,552,012	28,460,475
Total current assets	4,280,500	25,703,408	28,703,751
Fixed assets - net	157,319	—	—
Fixed assets of discontinued operations	—	853,050	1,129,885
Escrow receivable	800,000	—	—
Notes receivable - related party	—	449,127	430,627
Note receivable	1,230,069	—	—
Securities available for sale	—	—	110,826
Other non-current assets	—	—	45,003
Intangible assets - net	380,573	—	—
Goodwill	3,987,216	—	—
Non-current assets of discontinued operations	—	6,728,807	7,050,292
Total assets	$10,835,677	$33,734,392	$37,470,384
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	865,227	952,804	289,000
Contingent consideration	1,033,627	—	—
Current portion of long term debt - related party	5,553,778	19,725,040	500,000
Accrued compensation	1,141,818	—	—
Accrued other liabilities	98,858	166,894	167,273
State income taxes payable	157,400	—	—
Current liabilities of discontinued operations	—	14,390,292	14,810,313
Total current liabilities	8,850,708	35,235,030	15,766,586
Long term debt - related party, less current maturities		—	17,755,890
Dividends payable	4,234,557	5,051,048	3,464,934
Non-current liabilities of discontinued operations	—	69,843	1,372,416
Total liabilities	13,085,265	40,355,921	38,359,826
Warrants Payable - Series H Preferred Stock	169,768	169,768	169,768
Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,009,899, 1,559,899 and 1,559,899 shares issued and outstanding, respectively	9,981,196	14,153,834	14,225,110
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 54,491,449 shares issued and 50,921,018 shares outstanding	54,492	54,492	51,625
Additional paid-in capital	59,530,761	55,189,354	55,297,972
Additional paid-in capital - warrants	—	272,529	272,529
Treasury stock - 3,570,431 shares at cost	(250,000)	(250,000)	(250,000)
Accumulated deficit	(72,704,130)	(76,495,077)	(70,509,228)
Accumulated comprehensive loss	—	—	(152,385)
Accumulated comprehensive loss of discontinued operations	—	(118,215)	(148,768)
Total Homeland Security Capital Corporation stockholders’ deficit	(3,387,681)	(7,193,083)	(1,213,145)
Noncontrolling interest	968,325	—	—
Noncontrolling interest of discontinued operations	—	401,786	153,935
Total stockholders’ deficit	(2,419,356)	(6,791,297)	(1,059,210)
Total liabilities and stockholders’ deficit	$10,835,677	$33,734,392	$37,470,384

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Six Months Ended December 31,		Year Ended June 30,
	2011	2010 (Unaudited)	2011	2010
Net revenue	$9,153,261	$—	$—	$—
Costs of revenue	5,487,840	—	—	—
Gross profit on revenue	3,665,421	—	—	—
Selling, General and Administrative Expenses
Marketing	130,139	—	—	—
Personnel	1,376,067	666,410	1,270,411	1,774,622
Insurance and facility costs	332,958	90,114	186,747	102,731
Travel and transportation	13,772	8,067	34,727	34,122
Depreciation and amortization	25,805	—	—	—
Amortization of intangible assets	1,086,328	—	—	—
Professional services	165,997	350,757	1,387,237	431,248
Administrative costs	214,577	23,270	68,273	—
Total operating expenses	3,345,643	1,138,618	2,947,395	2,342,723
Operating income (loss)	319,778	(1,138,618)	(2,947,395)	(2,342,723)
Other (expense) income:
Interest expense to related party	(833,965)	(959,585)	(2,003,558)	(1,877,204)
Amortization of debt discounts and offering costs	—	—	—	(369,736)
Impairment losses	—	(308,213)	(308,213)	(104,997)
Gain on settlement of contingent consideration	1,703,911	—	—	—
Other income	29,931	12,463	61,774	60,933
Total other income (expense)	899,877	(1,255,335)	(2,249,997)	(2,291,004)
Income (loss) from continuing operations before income taxes	1,219,655	(2,393,953)	(5,197,392)	(4,633,727)
State income tax expense	(157,400)	—	—	—
Income (loss) from continuing operations	1,062,255	(2,393,953)	(5,197,392)	(4,633,727)
Income from discontinued operations	3,653,603	4,030,673	1,208,009	6,814,464
Net income (loss)	4,715,858	1,636,720	(3,989,383)	2,180,737
Less: Net income (loss) attributable to noncontrolling interests	518,325	(139,932)	(395,732)	(261,864)
Net income (loss) attributable to Homeland
Security Capital Corporation stockholders	4,197,533	1,496,788	(4,385,115)	1,918,873
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(406,586)	(808,044)	(1,600,733)	(1,610,551)
Net income (loss) attributable to common stockholders of Homeland Security Capital Corporation	$3,790,947	$688,744	$(5,985,848)	$308,322
Income (loss) per common share attributable to Homeland
Security Capital Corporation stockholders - basic and diluted
Basic - continuing operations	$0.00	$(0.06)	$(0.12)	$(0.12)
Diluted - continuing operations	$0.00	$(0.06)	$(0.12)	$(0.12)
Basic - discontinued operations	$0.07	$0.07	$0.02	$0.13
Diluted - discontinued operations	$0.07	$0.07	$0.02	$0.01
Basic - Net Income (loss)	$0.07	$0.01	$(0.10)	$0.01
Diluted - Net Income (loss)	$0.07	$0.01	$(0.10)	$0.00
Weighted average shares outstanding -
Basic	54,491,449	52,029,806	53,870,980	51,291,270
Diluted	54,491,449	52,029,806	53,870,980	699,666,666

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended December 31,		Years Ended June 30,
Cash flows from operating activities:	2011	2010 (Unaudited)	2011	2010
Net income (loss)	$4,715,858	$1,636,720	$(3,989,383)	$2,180,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Sale of marketable fixed income securities	—	872,427	872,427	784,044
Share-based compensation expense	—	24,449	24,449	1,075,625
Stock issued for services	—	—	—	38,333
Depreciation and amortization	1,264,770	642,987	1,094,808	1,907,891
Gain on settlement of contingent consideration	(1,703,911)	—	—	—
Gain on sale of operating segments	(10,598,907)	(73,937)	(73,956)	9,630
Impairment losses on securities available for sale	—	308,213	308,213	104,997
Impairment losses on equipment held for sale	—	—	—	425,267
Amortization of debt offering costs and discounts	—	8,000	—	412,263
Accrued interest on notes receivable - related parties	(9,326)	(9,126)	(18,500)	(18,500)
Accrued interest due to related parties	833,965	984,576	1,969,151	1,856,836
Changes in operating assets and liabilities:
Accounts receivable	3,068,387	(6,164,898)	(1,623,946)	(3,339,093)
Costs in excess of billings on uncompleted contracts	(2,605,412)	2,261,452	3,773,749	(3,396,845)
Other assets	(472,484)	334,570	456,726	43,443
Accounts payable	(1,525,358)	1,890,956	2,316,247	(1,546,149)
Billings in excess of costs on uncompleted contracts	3,704,632	43,001	782,445	5,375
Accrued compensation	521,383	(232,720)	164,740	(95,805)
Accrued other liabilities	224,406	(14,625)	(185,081)	(5,977)
Income taxes payable	157,400	45,746	(886,643)	551,941
Net cash (used in) provided by operating activities	(2,424,597)	2,557,791	4,985,446	994,013
Cash flows from investing activities:
Purchase of fixed assets	(130,003)	(466,494)	(730,962)	(383,206)
Proceeds from note receivable	636,456	—	—	—
Proceeds from sale of assets and subsidiary, net of cash sold	675,000	1,545,725	1,562,825	29,481
Investment in equity of subsidiaries	(1,630,700)	—	—	—
Repayment of related party receivable	—	—	—	(1,656,471)
Proceeds from minority interest holders	450,000	—	—	28,000
Payments on contingent consideration	(1,208,421)	—	—	—
Net cash (used in) provided by investing activities	(1,207,668)	1,079,231	831,863	(1,982,196)
Cash flows from financing activities:
Net borrowings (payments) on line of credit	3,436,466	(390,000)	(2,162,000)	1,650,000
Distributions to noncontrolling interest	—	(65,036)	(147,880)	—
(Repayment) borrowing of related party debt	(619,400)	(500,000)	(500,000)	50,110
Repayments of debt	—	(1,110,423)	(1,156,955)	(1,162,589)
Repurchase of stock options outstanding	—	—	(216,200)	—
Net cash provided by (used in) financing activities	2,817,066	(2,065,459)	(4,183,035)	537,521
Effect of exchange rate changes on cash	—	26,988	30,553	(76,443)
Net (decrease) increase in cash	(815,199)	1,598,551	1,664,827	(527,105)
Cash, beginning of period	3,494,256	1,829,429	1,829,429	2,356,534
Cash, end of period (including $-0- at December 31, 2011, $2,446,416 at December 31, 2010, $1,380,932 at June 30, 2011 and $1,608,485 at June 30, 2010 in discontinued operations)	$2,679,057	$3,427,980	$3,494,256	$1,829,429

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

	Homeland Security Capital Corporation Shareholders
					Additional				Accumulated
				Additional	Paid-In			Accumulated	Comprehensive	Equity of	Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Loss-Discontinued	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Operations	Interests	(Deficit)
Balance, July 1, 2009	$14,261,207	53,270,160	$53,270	$54,131,548	$272,529	$(250,000)	$(70,817,550)	$(69,266)	$(72,325)	$(135,930)	$(2,626,517)
Dividends on Series H and Series I	—	—	—	—	—	—	(1,595,826)	—	—	—	(1,595,826)
Amortization of Series H warrants	14,724	—	—	—	—	—	(14,724)	—	—	—	—
Conversion of Series G to common	(35,808)	1,611,360	1,612	34,196	—	—	—	—	—	—	—
Conversion of Series H to common	(15,013)	500,010	500	14,513	—	—	—	—	—	—	—
Value of vested stock options	—	—	—	1,075,625	—	—	—	—	—	—	1,075,625
Rescission of option exercise	—	(4,405,720)	(4,406)	4,406	—	—	—	—	—	—	—
Issuance of stock for services	—	648,915	649	37,684	—	—	—	—	—	—	38,333
Reduction in value of securities available for sale	—	—	—	—	—	—	—	(83,119)	—	—	(83,119)
Noncontrolling interest’s investment in subsidiary	—	—	—	—	—	—	—	—	—	28,000	28,000
Currency translation	—	—	—	—	—	—	—	—	(76,443)	—	(76,443)
Net income	—	—	—	—	—	—	1,918,873	—	—	261,864	2,180,737
Balance, June 30, 2010	14,225,110	51,624,725	51,625	55,297,972	272,529	(250,000)	(70,509,227)	(152,385)	(148,768)	153,934	(1,059,210)

Dividends on Series H and Series I	—	—	—	—	—	—	(1,586,011)	—	—	—	(1,586,011)
Amortization of Series H warrants	14,724	—	—	—	—	—	(14,724)	—	—	—	—
Conversion of Series H to common	(86,000)	2,866,724	2,867	83,133	—	—	—	—	—	—	—
Value of vested stock options	—	—	—	24,449	—	—	—	—	—	—	24,449
Repurchase of stock options	—	—	—	(216,200)	—	—	—	—	—	—	(216,200)
Impairment loss on securities		—	—	—	—	—	—	152,385	—	—	152,385
Liquidating distribution of noncontrolling interest	—	—	—	—	—	—	—	—	—	(147,880)	(147,880)
Currency translation	—	—	—	—	—	—	—	—	30,553	—	30,553
Net income	—	—	—	—	—	—	(4,385,115)	—	—	395,732	(3,989,383)
Balance, June 30, 2011	14,153,834	54,491,449	54,492	55,189,354	272,529	(250,000)	(76,495,077)	—	(118,215)	401,786	(6,791,297)
Dividends on Series H and Series I	—	—	—	—	—	—	(399,224)	—	—	—	(399,224)
Amortization of Series H warrants	7,362	—	—	—	—	—	(7,362)	—	—	—	—
Redemption of Series I	(4,180,000)	—	—	3,394,924	(272,529)	—	—	—	—	—	(1,057,605)
Conversion of Series H to common	—	—	—	3,000	—	—	—	—	—	—	3,000
Settlement of Series I dividends	—	—	—	1,215,715	—	—	—	—	—	—	1,215,715
Receipt of equity of noncontrolling interest	—	—	—	—	—	—	—	—	—	450,000	450,000
Liquidating distribution of noncontrolling interest	—	—	—	—	—	—	—	—	—	(136,447)	(136,447)
Sale of subsidiaries	—	—	—	(272,232)	—	—	—	—	118,215	(265,339)	(419,356)
Net income	—	—	—	—	—	—	4,197,533	—	—	518,325	4,715,858
Balance, December 31, 2011	$9,981,196	54,491,449	$54,492	$59,530,761	$—	$(250,000)	$(72,704,130)	$—	$—	$968,325	$(2,419,356)

The accompanying notes are an integral part of these consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Homeland Security Capital Corporation (together with any subsidiaries shall be referred to as the “Company,” “we,” “us” and “our”) is a consolidator of companies, whose current operating companies provide title, escrow, appraisal and asset management real estate services. We are focused on creating long-term value by taking a controlling interest in and developing our subsidiary companies through superior operations and management. We intend to operate businesses that provide real estate services, growing organically and by acquisitions. The Company is targeting emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on growth opportunities.

The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems Inc.” In December 2005, the Company amended its Certificate of Incorporation to change its name to “Homeland Security Capital Corporation.”

In fiscal year 2011, the Company announced it was considering strategic alternatives to retire part or all of its debt, including the sale of one or all of its current subsidiaries. Accordingly, the Company disposed of our current operations, including Safety and Ecology Holdings, Inc. (Safety) and Nexus Technology Group, Inc. (Nexus) and used the proceeds from the sales of those subsidiaries to retire debt (see Note 4).

On July 6, 2011, the Company, through a newly formed subsidiary, Fiducia Holdings, LLC (Holdings whose entire membership interests were exchanged for preferred and common stock in Fiducia Holdings Corporation, or FHC, in December 2011; (see Note 18 - Related Party Transactions), acquired 80% of Fiducia Real Estate Solutions, Inc. (FRES). FRES owns, through another intermediary company, three companies:  (1) Timios Inc. (Timios), which is  engaged in title and escrow services for mortgage origination and refinance, reverse mortgages and deed-in-lieu transactions; (2) Timios Appraisal Management, Inc. (TAM), which is engaged in property appraisal services; and (3) Default Servicing USA, Inc. (Default), which is engaged in real estate-owned liquidation services to institutional real estate owned, or REO, customers. These acquisitions along with the decision to sell its current subsidiaries initiated a change in the Company’s business plan by effectively changing its overall focus to pursuing new lines of business outside of the homeland security sector. Although the Company has not dismissed future acquisitions in the homeland security sector or other business sectors, its primary focus will be in the real estate services industry sector.

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

2.              Summary of Significant Accounting Policies

Fiscal Year-End — The Company has changed its year end from June 30 to December 31. All references in these consolidated financial statements refer to the December 31 year end, unless otherwise specified.  References to Transition Period refer to the six month period ended December 31, 2011.

Principles of Consolidation — The consolidated financial statements in this Transition Report on Form 10-K include the continuing operations of the holding company, FRES (which includes Timios, Default and TAM) and the segregated discontinued operations of wholly-owned subsidiary Safety (including Safety’s wholly-owned United Kingdom subsidiary SECL and majority owned subsidiary Radcon Alliance, LLC) and majority owned subsidiaries NTG (including its wholly-owned subsidiary

CSS) and Polimatrix, Inc. (PMX) through the date of their sale or dissolution. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Estimates are used when accounting for fair value determination of assets and liabilities, impairment of long-lived assets (including goodwill and other intangible assets), collectability of accounts receivable, share based compensation assumptions and valuation allowance related to deferred tax assets.

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

Revenues are derived primarily from services performed in real estate transactions related to title insurance, escrow services, property appraisal and asset management. Revenues are recorded upon the closing of the real estate transaction and are generally paid out of escrow.

Costs associated with revenues include all direct labor and other non-labor costs and those indirect costs related to revenue generators such as depreciation, fringe benefits, overhead labor, supplies and equipment rental.

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

Goodwill — Goodwill on acquisition is initially measured as the excess of the cost of the business acquired, including directly related professional fees, over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities. The Company’s acquisitions of the assets of Default Servicing, LLC and the stock of Timios, Inc. in July 2011 resulted in recording goodwill of $2,312,974 and $1,674,242 respectively.

The Company evaluates the carrying value of goodwill at least annually, usually in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. The impairment test requires management to consider qualitative events and changes in circumstances to determine whether it is necessary to perform a two step process. The first step is to compare the fair value of the operating segment to its carrying value, including goodwill. The company typically uses a discounted cash model to determine the fair value of an operating segment, using assumptions in the model it believes to be consistent with those used by hypothetical market participants.

If the fair value is less than its carrying value, a second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the operating segment goodwill with the carrying amount of that goodwill. If the carrying amount of the operating segment’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal the carrying amount of the goodwill less its implied fair value.

Any impairment of goodwill based on the above calculations is recognized immediately in the income statement and is not subsequently reversed. At December 31, 2011, no goodwill impairment has been recognized.

Contingent Consideration — The Company has initially recorded a liability of approximately $3,946,000 in contingent consideration related to its recent acquisitions. Under the terms of the purchase agreements additional contingent purchase price is due to the seller, based on revenue earned each month. The Company regarded the liability at fair value at the time of acquisition and evaluates the liability periodically based upon expectations of future revenues and related consideration. On December 29, 2011, DSUSA reached an agreement with DAL to purchase, for $200,000, all the remaining future contingent liability (purchase price), which at December 31, 2011, amounted to approximately $1,904,000 and recognized a gain on settlement of contingent consideration of $1,703,911.

Cash and Cash Equivalents — The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Cash consists of cash on hand and deposits in banks.

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

Investments in Assets Held for Sale — As of December 31, 2011 and June 30, 2011 and 2010, the shares in Vuance Ltd. held by the Company were classified as assets held for sale. Under this classification, securities are carried at fair value (period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized. At December 31, 2011, the Company values these shares at $0.

Through the date of their sale or dissolution, the discontinued operations of Safety, Nexus and PMX were also classified as assets held for sale. The combined results of their operations, assets and liabilities and are reported as a separate line item within the Company’s financial statements. The assets are measured at the lower of their carrying amount or fair value, with the fair value based upon the sale price received for the assets. Depreciation expense associated with the assets ceased at June 30, 2011 and no impairment loss has been recorded associated with the assets.

Investment Valuation — Investments in equity securities are recorded at fair value. The fair value of investments that have no ready market, are recorded at the lower of cost or a value determined in good faith by management and approved by the Board of Directors, based on assets and revenues of the underlying investee companies as well as the general market trends for businesses in the same industry. Because of the inherent uncertainty of valuations, management’s estimates of the value of our investments may differ significantly from the values that would have been used had a ready market for the investment existed and the differences could be material.

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

Employee Benefit Plans — The holding company has a salary deferral plan covering all its employees.  Employees are allowed to make before-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary.

The holding company contributed $34,000, $40,809 and $0 to its plan during the Transition Period and June 30, 2011 and 2010, respectively.

Advertising costs — Advertising costs are expensed as incurred and totaled $130,139 for Transition Period, and -0- for years ended June 30, 2011 and 2010.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this ASU and does not expect any material impact on its financial statements or results from operations.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805). This amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined period as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date in on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this ASU and does not expect any material impact on its financial statements or results from operations.

3.              Going Concern

The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2011, the Company has a stockholders’ deficit of $2,419,356.  Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and has implemented measures to increase profitability. The Company has recently sold certain operations, using the sale proceeds to repay a portion of its debt. Additionally, management believes the acquisition of new, more profitable operations in new lines of business and the further reduction of certain operating expenses will have a positive impact on cash flow. Management also recognizes that its inability to repay outstanding debt could result in foreclosure on the assets of the Company.

As mentioned above, the Company sold two of its subsidiaries using the proceeds to repay debt. On August 19, 2011, the Company closed the sale of substantially all the assets of CSS, a wholly-owned subsidiary of NTG and used $1,733,917 from the sale proceeds to repay a portion of its debt. On October 31, 2011, the Company closed the sale of its Safety subsidiary using $12,651,910 of the proceeds to repay a portion of its debt. At December 31, 2011, the Company had approximately $5,553,778 of remaining debt.

Forbearance Agreement with YA

On July 29, 2011, the Company, entered into a Forbearance Agreement by and among YA Global Investments, L.P., as lender (Lender or YA), Homeland Security Advisory Services, Inc., Celerity Systems, Inc. and Nexus Technology Group, Inc. (the “Agreement”), pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Financing Documents (as defined therein) and applicable law with respect to one or more Events of Default (as defined in the Financing Documents) that have occurred and are continuing as a consequence of the Company having failed to pay, when due at maturity, all outstanding principal and accrued and unpaid interest under the Company’s outstanding debt with the Lender (the “Existing Defaults”). The forbearance period ended on the earlier of (i) August 31, 2011 and (ii) the occurrence of a “Termination Event,” defined in the Agreement as (a) the failure of the Company or any Guarantor (as defined in the Agreement) to perform or comply with any term or condition of the Agreement; (b) the determination by the Lender that any warranty or representation made by the Company or any Guarantor in connection with the Agreement was false or misleading; (c) the occurrence of a materially adverse change in or to the collateral granted to the Lender under the Financing Documents and/or pursuant to the Agreement, as determined by the Lender in its sole and exclusive discretion; and (d) the occurrence of any default and/or Event of Default (other than the Existing Defaults) under the Financing Documents.

As a condition to the entry to the Agreement, the Company had undertaken to grant to the Lender a security interest in its Class A membership interests in its new subsidiary, Fiducia Holdings LLC (“Holdings”), and to cause Holdings to guarantee the Company’s obligations to the Lender and grant a security interest in the capital stock it owns in its subsidiary, Fiducia Real Estate Holdings, Inc. (As of December 29, 2011, the obligations of and security in Holdings granted to the lender have been assumed by Fiducia Holding Corporation., or FHC, Holdings’ successor.)

On September 7, 2011, the Company, entered into the First Amendment (the “Amendment”) to the Agreement, pursuant to which the Lender agreed to extend the Forbearance Period (as defined in the Agreement) by amending the definition of “Termination Date” to September 14, 2011. As amended, the Forbearance Period now ends on the earlier of (i) September 14, 2011 and (ii) the occurrence of a “Termination Event,” defined in the Agreement, as (a) the failure of the Company or any Guarantor (as defined in the Agreement) to perform or comply with any term or condition of the Agreement; (b) the determination by the Lender that any warranty or representation made by the Company or any Guarantor in connection with the Agreement was false or misleading; (c) the occurrence of a materially adverse change in or to the collateral granted to the Lender under the Financing Documents and/or pursuant to the Agreement, as determined by the Lender in its sole and exclusive discretion; and (d) the occurrence of any default and/or Event of Default (other than the Existing Defaults) under the Financing Documents.

On October 26, 2011, YA, the Company and certain of its subsidiaries entered into the Amended and Restated Forbearance Agreement, pursuant to which the Forbearance period was extended until April 30, 2012. Upon the expiration of the Forbearance Period, as extended, the Company’s assets will be subject to foreclosure by YA without notification.

During the course of 2012, it remains management’s intention to continue to explore all options available to the Company, which include among other things, sale of securities, additional profitable acquisitions, private placements and significant expense reductions.

4. Discontinued Operations

During the Transition Period ended December 31, 2011, the Company completed the sale of Safety and substantially all the assets of CSS and used $14,385,827 of the proceeds from these sales to repay debt. The results of operations of these subsidiaries, along with PMX, are reported as “discontinued operations” and assets and liabilities have been separated on the balance sheet.

As part of the consideration for the sale of Safety, the Company received an unsecured note in the amount of $2,500,000, bearing interest at 6% and payable in equal monthly installments of $76,055 through February 2014. On November 9, 2011, the Company received a $500,000 prepayment of the note, as agreed to in the Stock Purchase Agreement and through December 31, 2011 recorded total receipts from the note of $652,110, including $15,654 of interest. These receipts have been used to further reduce the Company’s debt obligations to YA.

Also, as part of the sale of Safety and Nexus, the Company agreed to part of the consideration from those sales to be put into escrow accounts to support representations and warranties made by the Company to the buyers. In the case of Safety, the original escrow amount was $2,000,000. On December 31, 2011 the buyer notified the Company of the failure of Safety to renew a certain contract specified in the Company’s representations. As per the agreement, the buyer was permitted to receive $1,500,000 of the escrow amount, leaving $500,000 in the Safety escrow account. In the case of Nexus, the escrow amount provided for in the Asset Sale Agreement was $300,000 and as of the date of this filing no claims have been made by the buyer on that amount.

Summarized in the table is certain financial information (which consists primarily of Safety and Nexus) included in discontinued operations for the Transition Period ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010.

	Transition Period	Fiscal years
	December 31,	June 30,
	2011	2011	2010
Net contract revenue	$22,749,524	$105,099,071	$97,899,868
Contract costs	25,712,225	89,958,946	77,807,174
Gross (loss) profit on contracts	(2,962,701)	15,140,125	20,092,694
Operating expenses	4,000,890	13,763,201	11,819,135
Operating (loss) income	(6,963,591)	1,376,924	8,273,559
Other income (expenses)	18,287	(168,915)	(1,459,095)
Gain on sale of assets of subsidiaries	10,598,907	—	—
Income from discontinued operations	$3,653,603	$1,208,009	$6,814,464

Revisions in contract profits are made in the period in which circumstances requiring the revision become known.  The effect of changes in estimates of contract profits was to decrease operating loss for discontinuing operations by approximately $5.8 million at Safety during the Transition Period from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding period.

5.        Fixed Assets, net

The components of fixed assets consist of the following at December 31, 2011 and June 30, 2011 and 2010:

	Transition Period December 31, 2011	June 30, 2011	June 30, 2010	Depreciation Period

Depreciable assets:
Office equipment	$62,678	$—	$—	5 Years
Computer equipment	131,228	10,782	10,782	3 – 5 Years
Vehicles	38,317	38,317	38,317	3 Years
Total cost	232,223	49,099	49,099
Less accumulated depreciation	(74,904)	(49,099)	(49,099)
Property and equipment, net	$157,319	$—	$—

Depreciation expense from continuing operations was $25,805 for the Transition Period and $0 for the fiscal years ended June 30, 2011 and 2010.

6. Intangible Assets, net

The components of intangible assets consist of the following at December 31, 2011 and June 30, 2011 and 2010:

	Transition Period December 31, 2011	June 30, 2011	June 30, 2010	Amortization Period
Depreciable intangibles:

Non-compete agreements	$60,000	$—	$—	3 Years
Contract	1,031,992	—	—	1 Year
Intellectual properties	320,680	—	—	5 Years
Brand and Logo	54,229	—	—	5 Years
Deferred charges	900,000	900,000	900,000	3 Years
	$2,366,901	$900,000	$900,000
Less accumulated amortization	(1,986,328)	(900,000)	(900,000)
	$380,573	$—	$—

Amortization expense for intangibles was $1,086,328 for the Transition Period ended December 31, 2011 and $0 and $0 for the fiscal years ended June 30, 2011 and 2010 respectively.  Amortization costs for the next four years are expected to be approximately $90,000 per year.

7. Fair Value Measurements

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

8. Goodwill

Goodwill on acquisition is initially measured at cost being the excess of the cost of the business acquired including directly related professional fees over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities.

Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is related to the acquisition of Timios ($1,674,242) and Default ($2,312,974) and was tested for impairment at December 31, 2011 and will be tested annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. The impairment review requires management to undertake certain judgments, including estimating the recoverable value of the business acquired to which the goodwill relates, based on either fair value less costs to sell or the value in use, in order to reach a conclusion on whether it deems the goodwill to be recoverable. Estimating the fair value less costs to sell is based on the best information available, and refers to the amount at which the business acquired could be sold in a current transaction between willing parties. The valuation methods are based on an earnings multiple approach. The earnings multiple approach uses transaction multiples, obtained from comparable businesses in the industry sector in which the acquired business operates. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects management’s estimate of return on capital employed, which is subject to a value in use calculation.

Any impairment is recognized immediately in the income statement and is not subsequently reversed. No goodwill impairment has been recognized for the six month period ended December 31, 2011 or the fiscal years ended June 30, 2011 and 2010.

9.              Minority Interest in Ultimate Escapes, Inc.

The Company has indirectly acquired a minority equity interest in UEI as a result of the business combination between SAAC and Ultimate Escapes Holdings, LLC, which was consummated on October 29, 2009.  Through its membership interests in SAAH, the original investor in SAAC, the Company was deemed to beneficially own 40,912 shares, or approximately 1.5% of the outstanding capital stock of UEI, at June 30, 2010, and was entitled to receive such shares of common stock in UEI upon the release of SAAH’s shares from escrow, which was expected in October 2010.

On September 20, 2010, UEI filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Since the date of UEI’s Chapter 11 filing and through the date of this filing, no plan of reorganization has been made public and the Company’s believes the value in its indirect interest is zero. Additionally, the Company cannot determine with any degree of certainty if its loan to SAAH in the amount of $458,453, including interest, at December 31, 2011 is collectable under the circumstances, but believes its interests are secured by alternate means of payment (see Note 20 - Subsequent Events).

10. Income Taxes

The Company and certain of its subsidiaries file income tax returns in the US and in various state jurisdictions. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years before 2007.

The Internal Revenue Service (IRS) has not notified the Company of any scheduled examination of the Company’s US income tax returns for 2007 through 2011. As of December 31, 2011, the IRS has proposed no adjustments to the Company’s tax positions.

There are no amounts included in the balance at December 31, 2011 or June 30, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the Transition Period and the fiscal years ending June 30, 2011 and 2010, the Company recognized no interest or penalties.

The tax effects of temporary differences giving rise to the Company’s deferred tax assets (liabilities) are as follows:

	Transition Period	June 30,
	December 31, 2011	2011	2010
Deferred tax assets:
Net operating loss and capital loss carryforwards	$14,729,408	$14,392,334	$14,002,792
Related party accruals	1,504,366	2,119,780	1,557,242
Allowance for doubtful accounts	—	95,281	87,526
Vacation and workers compensation	—	110,984	68,693
Impairment loss on assets held for sale	—	1,428,618	1,473,438
Other temporary differences	397,552	—	7,620
Valuation allowance	(16,403,028)	(17,633,225)	(16,574,871)
Total deferred tax assets	228,298	513,772	622,440

Deferred tax liabilities:
Depreciation and amortization expenses	(60,237)	(256,959)	(440,298)
Amortization of intangible assets	(29,521)	(113,804)	(130,874)
Other temporary differences	(138,540)	(143,009)	(51,268)
Total deferred tax liabilities	(228,298)	(513,772)	(622,440)

Net deferred tax assets	$—	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. Because the benefit of the deferred tax assets offset any provision for income tax purposes, the entire provision for income tax expense, if any, represents amounts currently due state tax jurisdictions for continuing operations. The valuation allowance decreased by $1,230,197 to $16,403,028 during the Transition Period, increased by $1,058,354 to $17,633,225 in the fiscal year ended June 30, 2011 and decreased by $1,140,055 to $16,574,871 in the fiscal year ended June 30, 2010.

The Company’s income tax provision (benefit) differs from that obtained by using the federal statutory rate of 34% as a result of the following:

	Transition Period	June 30,
	December 31, 2011	2011		2010

Federal income taxes at 34%	$1,664,388	$(1,364,291)		$942,129
Effect of permanent differences	(556,272)	(36,984)		570,305
Other	122,081	377,191		(171,701)
State income tax	157,400	66,525		389,552
Change in valuation allowance — current year	(1,230,197)	1,058,354		(1,140,055)

Net income tax expense	$157,400	$100,795	*	$590,230 *

* Included in discontinued operations.

At December 31, 2011, the Company had an available net operating loss carryforward of approximately $43,231,390. This amount is available to reduce the Company’s future taxable income and expires in the years 2014 through 2031 as follows:

Year of	Capital Loss	NOL	Total
Expiration	Carryover	Carryover	Carryover
2014	90,400	—	90,400
2017	—	3,830,504	3,830,504
2018	—	7,017,587	7,017,587
2019	—	5,878,720	5,878,720
2020	—	4,942,777	4,942,777
2021	—	4,434,157	4,434,157
2022	—	3,438,195	3,438,195
2024	—	2,338,824	2,338,824
2025	—	1,055,115	1,055,115
2026	—	2,542,659	2,542,659
2027	—	1,209,152	1,209,152
2028	—	976,338	976,338
2029	—	1,627,859	1,627,859
2031	—	3,939,503	3,939,503
	$90,400	$43,231,390	$43,321,790

11.  Related Party Senior Notes Payable

In June 2009, the Company entered into an agreement with YA extending the due date on its three senior notes payable, and accrued interest, to YA from March 14, 2010 until October 1, 2010 with respect to $2,500,000 and April 1, 2011 for the balance of the principal and accrued interest through that date. In exchange for the extension agreement, the Company agreed to an increase in the interest rate, from 13% to 15%, on the senior notes payable and certain other debt due to YA, effective January 1, 2010, if the Company failed to secure a certain contract by March 2010. In December 2009, the Company was informed that it had been eliminated from the award process for this contract. Accordingly, the Company began recording interest expense at the increased rate effective January 1, 2010.

In September 2010, the Company entered into a debt extension agreement with YA to extend the due dates for all senior notes payable and all accrued interest to July 15, 2011. As part of the agreement, the Company agreed to prepay $500,000 of the accrued interest due at June 30, 2010.  On July 29, 2011, the Company entered into a forbearance agreement with YA whereby YA agreed to not exercise its rights or remedies under previous financing agreements or applicable law with respect to our default under the agreements. On September 7, 2011, YA agreed to an amendment to the forbearance agreement moving the default date to September 14, 2011. On October 26, 2011, YA and the Company entered into the Amended and Restated Forbearance Agreement, pursuant to which the Forbearance Period was extended to April 30, 2012.  Upon expiration of this extension of the Forbearance Agreement, the Company will be subject to foreclosure without notification. The debt is secured by all the assets of the Company. As of December 31, 2011, $5,553,778 in debt due YA has not been repaid. YA has not discussed with the Company its future intentions. The Company continues to negotiate possible alternative to foreclosure with YA.

The table below reflects the elements of the Company’s outstanding senior notes payable.

	Transition Period	June 30,
	2011	2011	2010

Senior Secured Notes Payable (the New Notes)	$—	$6,310,000	$6,310,000
Senior Secured Notes Payable (the Exchange Notes)	1,624,904	6,750,000	6,750,000
Debenture interest conversion note	—	878,923	878,923
Treasury stock purchase note	—	250,000	250,000
Accrued interest on above notes	3,928,874	5,536,117	4,066,967

Total notes payable	5,553,778	19,725,040	18,255,890
Less current portion of term debt	(5,553,778)	(19,725,040)	(500,000)
Long term portion	$—	$—	$17,755,890

On August 19, 2011, the Company paid $1,733,917 from the proceeds of the sale of substantially all the assets of CSS to YA to reduce a portion of our debt. On October 31, 2011, the Company paid $12,651,910 from the proceeds of the sale of Safety to YA to reduce a portion of our debt.

12. Convertible Preferred Stock

At December 31, 2011, the Company had two series of convertible preferred stock outstanding. The information below sets out certain information about each series.

Series F

On October 6, 2005, the Company issued 1,000,000 shares of Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Proceeds from the issuance amounted to $1,000,000 less costs of $154,277, or $845,723. The Series F Preferred Stock provides for preferential liquidating dividends at an annual rate of 12%. Also, the Series F Preferred Stock has a preferential liquidation amount of $0.10 per share or $100,000. The Series F Preferred Stock is convertible into shares of common stock at a conversion price equal to $0.10 per share, subject to availability. In 2005, the Company recorded a $1,000,000 dividend relative to the beneficial conversion feature. As of December 31, 2011, none of the Series F Preferred Stock has been converted into shares of common stock.

Series H

On March 17, 2008, the Company issued 10,000 shares of Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”), to YA, a related party, pursuant to a securities purchase agreement. Proceeds from the issuance amounted to $10,000,000. The Series H Preferred Stock provides for preferential dividends at an annual rate of 12%. Also, the Series H Preferred Stock has a preferential liquidation amount of $1,000 per share or $10,000,000, plus all accumulated and unpaid dividends, which at December 31, 2011 amounted to $4,533,968 ($4,234,557 accrued as a liability on the Company’s financial statements as of December 31, 2011 and $299,411 in arrears of December 31, 2011). Each share of Series H Preferred Stock is initially convertible into 33,334 shares of common stock at a conversion price equal to $0.03 per share, subject to availability. In 2008, the Company recorded a $2,740,540 dividend relative to the beneficial conversion feature. As of December 31, 2011, 101 shares of the Series H Preferred Stock have been converted into 3,366,734 shares of common stock and 9,899 shares of Series H Preferred Stock are outstanding.

As described above, the Series H Stock was convertible into shares of common stock at an initial ratio of 33,334 shares of common stock for each share of Series H Stock, subject to adjustments, including achieving certain earnings milestones, as defined, for the calendar years ended December 31, 2009 and 2008. The second financial milestone for the calendar year ended December 31, 2009, was not satisfied, resulting in a potential adjustment to the conversion ratio yielding approximately 56,300 shares of common stock for each share of Series H Stock, or approximately a potential additional 224,000,000 shares of our common stock in the aggregate.

Management continues to discuss with YA the possibility of a waiver or amendment of any adjustment to the Series H Stock conversion ratio, however there can be no assurances YA will waive or amend the adjustment, if any, to the Series H Stock conversion ratio. YA has not exercised any of its conversion rights pertaining to the adjusted conversion ratio as of the date of this filing.

The table below reflects the number of shares of common stock that would potentially be outstanding if: i) all series of preferred stock were to be converted into common stock; and ii) the Company was unable to obtain a waiver or amendment in the Series H Preferred Stock conversion ratio for the Transition Period ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010, respectively, including accrued but unpaid dividends as of those dates.

	December 31, 2011		June 30, 2011		June 30, 2010
Preferred Stock	Potential Common Shares	Accrued Dividends	Potential Common Shares	Accrued Dividends	Potential Common Shares	Accrued Dividends
Series F	10,000,000	—	10,000,000	—	10,000,000	—
Series H	557,313,700	$4,234,557	557,313,700	$3,935,147	562,833,323	$2,745,033
Series I	—	—	110,000,000	$1,115,901	110,000,000	$719,901
Total	567,313,700	$4,234,557	677,313,700	$5,051,048	682,833,323	$3,464,934

The Company previously issued 550,000 shares of Series I Convertible Preferred Stock to Safety and certain named individuals. On October 31, 2011, in connection with the sale of Safety the Company retired all of the Series I Convertible Preferred Stock and 22,000,000 warrants to purchase the Company’s Common Stock for $1,000,000, which was paid out of the proceeds of the sale of Safety.

13. Stock Options

Stock Options Awarded Under the 2005 Plan

There are 7,200,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2005 stock option plan (the “2005 Plan”). From August 2005 through October 2006, 6,800,000 options were granted under the 2005 Plan at strike prices ranging from $0.08 to $0.17. Of the options granted, all have been forfeited through December 31, 2011. During the Transition Period ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010, the Company recorded $0, $0, and $2,500 as compensation expense, respectively, under the 2005 Plan. At December 31, 2011, there were 7,200,000 options available for award under the 2005 Plan.

Stock Options Awarded Under the 2008 Plan

There are 75,000,000 shares of common stock reserved for issuance upon exercise of options under the Company’s 2008 stock option plan (the “2008 Plan”). In July 2008, 73,850,000 options were granted under the 2008 Plan at a strike price of $0.05. Of the options granted 33,360 have been exercised and 74,900,000 have been forfeited through December 31, 2011. During the Transition Period ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010, the Company recorded $0, $0 and $1,000,575 as compensation expense, respectively, under the 2008 Plan. At December 31, 2011, there are 74,900,000 options available for award under the 2008 Plan.

Stock Options Awarded Outside of the 2005 Plan and the 2008 Plan

From December 2005 through May 2007, the Company granted 2,760,000 options to three directors and one consultant outside of the 2005 Plan and the 2008 Plan at strike prices ranging from $0.12 to $0.17.  All of these options have been forfeited through December 31, 2011.

As of December 31, 2011, the Company has no options outstanding.

Additional information about the Company’s stock option plans is summarized below:

	Transition Period			June 30, 2011			June 30, 2010
		Weighted Average			Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	11,690,000	$0.058	$0.051	83,310,000	$0.056	$0.044	75,669,374	$0.057	$0.049
Granted	—	—	—	—	—	—	—	—	—
Rescinded (Exercised)	—	—	—	—	—	—	7,640,626	0.050	0.036
Forfeited	11,690,000	$0.058	$0.051	71,620,000	0.056	0.043	—	—	—
Outstanding at end of period	—	$—	$—	11,690,000	$0.058	$0.051	83,310,000	$0.056	$0.044
Options exercisable at end of period	—	$—	$—	11,690,000	$0.058	$0.051	83,310,000	$0.056	$0.044

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of between 4.0% and 4.95%, volatility between 60% and 456% and expected lives of ten years. All options granted have a maximum three year service period.

14. Common Stock Warrants

On March 14, 2008, in connection with a securities purchase agreement with YA, the Company issued to YA a warrant to purchase up to 81,166,666 shares of its common stock. The YA warrant vested when granted and has an exercise price equal to $0.03 with a term of five years from the date of issuance of March 14, 2008. On July 19, 2011, YA exercised 5,041,181 warrants on a cashless basis and received 964,754 shares of common stock. As of March 25, 2012, YA has 76,125,485 warrants remaining, expiring on March 13, 2013.

During 2006 and 2007, the Company issued 800,000 and 1,400,000 warrants, respectively, to two entities and one consultant. These warrants vested when granted and were issued in connection with our debenture financing, financial advisory services and investor relations consultation. The exercise price of these warrants range from $0.11 to $1.00. Of these warrants, 1,400,000 have expired and the remaining 800,000 have an expiration date of May 29, 2012 and an exercise price equal to $0.15.

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

Diluted earnings per share are computed using outstanding shares of common stock plus the Convertible Preferred Shares, common stock options and warrants that can be exercised or converted, as applicable, into common stock at December 31, 2011, June 30, 2011 and 2010.

The reconciliations of the basic and diluted income (loss) per share for income (loss) attributable to the Company’s stockholders are as follows:

	Transition Period
	December 31, 2011	December 31, 2010	June 30 2011	June 30 2010
Basic and Diluted Earnings (Loss) Per Share:
Income (Loss) from continuing operations	$1,062,255	$(2,393,953)	$(5,197,392)	$(4,771,107)
Less: Income attributable to noncontrolling interests	(518,325)	—	395,732	124,484
Less: Series H Preferred Stock beneficial conversion feature	(7,362)	(7,362)	(14,724)	(14,724)
Less: Preferred stock dividends	(399,224)	(800,682)	(1,586,009)	(1,595,827)
Income (Loss) attributable to common stockholders	$137,344	$(3,201,997)	$(6,402,393)	$(6,257,174)

Income from discontinued operations	$3,653,603	$3,890,741	$1,208,009	$6,814,464

Net Income (Loss)	$3,790,947	$688,744	$(5,985,848)	$308,322

Shares (Denominator)
Weighted-average number of common shares:
Basic	54,491,449	52,029,806	53,870,980	51,291,270
Diluted	54,491,449	52,029,806	53,870,980	699,666,666

Earnings Per Common Share
Basic - continuing operations	$0.00	$(0.06)	$(0.12)	$(0.12)
Diluted - continuing operations	$0.00	$(0.06)	$(0.12)	$(0.12)
Basic - discontinued operations	$0.07	$0.07	$0.02	$0.13
Diluted - discontinued operations	$0.07	$0.07	$0.02	$0.01
Basic - Net Income (Loss)	$0.07	$0.01	$(0.10)	$0.01
Diluted - Net Income (Loss)	$0.07	$0.01	$(0.10)	$0.00

16. Cash Flows

Supplemental disclosure of cash flow information for the Transition Period ended December 31, 2011 the fiscal year ended June 30, 2011 and 2010 are as follows:

	Transition Period December 31,		Year Ended June 30,
	2011	2010	2011	2010

Cash paid during the period for:
Interest	$—	$577,409	$596,495	$227,486
Taxes	—	30,952	782,670	7,677
Supplemental disclosure for noncash investing and financing activity:
Temporary impairment of value of securities available for sale	$—	$(110,825)	$—	$83,119
Dividends accrued on Preferred Stock	399,224	800,682	1,586,114	1,595,827
Dividends recognized from beneficial conversion feature	7,362	7,362	14,724	14,724
Conversion of Series H Preferred Stock	—	(86,000)	86,000	15,013
Conversion of Series G Preferred Stock	—	—	—	35,808
Equipment purchased under capital leases	—	63,452	68,180	130,699
Settlement of Series I Preferred Stock	(4,180,000)	—	—	—
Repayment of note payable-related party from proceeds on sale of subsidiaries	(14,385,827)	—	—	—
Profesionel fees paid from proceeds on sale of subsidiaries	(1,323,191)	—	—	—
Note receivable from sale of Safety	(2,500,000)	—	—	—
Proceeds from sale of Safety exchanged for Series I Preferred Stock	(1,000,000)	—	—	—
Escrow receivable from sale of subsidiary	(800,000)	—	—	—
Reversal of cashless exercise of stock options	—	—	—	(4,406)

17. Commitments and Contingencies

Leases

The Company has various leases for office space specific to each of its subsidiaries. The latest to expire is DSUSA’s lease, which expires on September 30, 2013. The Company’s minimum lease payments for 2012 and 2013 are approximately $432,917and $214,051, respectively.

Rent expense related to our overall office space for our continuing operations during the Transition Period ended December 31, 2011 and June 30, 2011 and 2010 was $244,701, $137,390 and $69,308, respectively.

Commitments

The Company, in the normal course of business, routinely enters into consulting agreements for services to be provided to the Company. These agreements are generally short term and are terminable by either party on sixty (60) days notice. As a result, the Company does not believe it has any material commitments to consultants. At December 31, 2011 and June 30, 2011 and 2010, the Company has not recognized any material liabilities for loss contingencies.

Claims

During the ordinary course of business, the Company is subject to various disputes and claims and there are uncertainties surrounding the ultimate resolutions of these matters. Because of the uncertainties, it is at least reasonably possible that any amount recorded may change within the near term.

Customer Concentration

DSUSA derived all of it revenue and earnings from a contract with a major U.S. Bank from the date of acquisition through December 31, 2011. This contract terminated on September 30, 2011, with DSUSA having the right to residual revenue from buyer contracts on properties entered into prior to September 30, 2011 but not closed as of that date. Management has not been successful in renewing this contract as of the date of this filing. Accordingly, DSUSA’s revenue from this contract has been negligible through March 30, 2012.

Timios relies on business in the states of Texas, Florida and Pennsylvania for a substantial portion of the revenue it recorded during the Transition Period ended December 31, 2011. A significant part of its revenues and profitability are therefore subject to our operations in those states and to the prevailing regulatory conditions in such states. Adverse regulatory developments in these states, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

Working Capital and Dividend Restrictions

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

In addition, our title insurance subsidiary, Timios, must comply with state laws which require it to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that it can distribute to us. Compliance with these laws will limit the amounts that subsidiaries can dividend to us.

18. Related Party Transactions

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

The loan is evidenced by a note bearing 5% interest per annum and was due on or before May 31, 2011, with no prepayment penalties (see discussion concerning CEO special bonus under Item 11, Executive Compensation). The loan is guaranteed in its entirety by our Chairman and Chief Executive Officer. The Company expected repayment of the loan from the proceeds of the sale by SAAH of its founder warrants and ultimately by UEI. On September 20, 2010, UEI filed for bankruptcy protection. At December 31, 2011 the note, including interest, was $458,453. The Company recorded interest income related to this note of $9,326 for Transition Period years ended December 31, 2011. On January 15, 2012, our Chairman and Chief Executive Officer paid the Company $459,214, through a reduction of a special bonus due him, paying in full this note and accrued interest through that date.

On July 6, 2011, the Company formed a wholly-owned subsidiary, Fiducia Holdings, LLC (Holdings), and purchased Class A membership units of Holdings. The Company’s Chief Executive Officer and the Company’s Chief Financial Officer purchased Class B membership units of Holdings for nominal amounts. The Class B membership interests may be deemed to own twenty percent (20%) of Holdings, but only after the Company receives its initial purchase price, plus any accrued interest. On December 29, 2011, the Company exchanged its Class A membership units in Holdings for 145 Series A Preferred Shares and 51 common shares of FHC, a newly formed corporation. On the same date our Chief Executive Officer and Chief Financial Officer exchanged their Class B membership units for 37 and 12 common shares, respectively, of FHC. Through this exchange, the Chief Executive Officer and Chief Financial Officer may be deemed to own twenty percent (20%) of FHC, if the Company receives its initial purchase price plus accrued interest.

19. Acquisition of Timios and Default

The Company, through FHC, owns eighty percent (80%) of FRES, the parent company and one hundred percent (100%) owner of Default and Timios. Accordingly, the Company believes it will exercise sufficient control over the operations and financial results of each of its subsidiaries and will consolidate the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

Default Servicing, LLC (“Servicing”)

On July 5, 2011, the Company completed the acquisition of all of the assets and properties of, and the assumption of certain liabilities from Default Servicing, LLC (“Servicing”) pursuant to the Asset Purchase Agreement the Company entered into on June 22, 2011 by and among Default Servicing USA, Inc. (“DSUSA”), a subsidiary of the Company, Default and DAL Group, LLC, as seller and the sole member of Servicing.

DSUSA is engaged in the business of providing real estate-owned, liquidation-related services, including property inspection, eviction and broker assignment services. The assets acquired include, among other things, certain contract rights of Servicing, certain office furniture and equipment located at its offices in Kentucky, and other rights and interests of Servicing.

In consideration for the assets, the Company paid at closing an aggregate purchase price of $480,700 in cash. In addition, the Company potentially could have been liable to pay up to an additional $2,912,721 in cash subject to the achievement of net revenue earned based upon the following schedule:

Calendar Year	Percentage of Revenue Earned
2011	45%
2012	35%
2013	35%
2014	30%

Based on Servicing’s existing revenue stream, the Company estimated a minimum amount due from contingent consideration of $1,200,000 and as of December 31, 2011 has paid approximately $1,008,691 of that amount. On December 29, 2011, DSUSA reached an agreement with DAL, whereby DAL accepted a lump sum payment of $200,000 in exchange for the extinguishment of all future contingent payments specified in the Asset Purchase Agreement.

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

As previously mentioned, the Company owns 80% of the parent company of DSUSA, therefore of the estimated fair value, $678,684 of the value is held by non-controlling interests. Recorded goodwill is primarily a function of expected future revenues to be generated by DSUSA based upon historical earnings and management’s expectations of the industry growth.

Revenues and earnings of DSUSA since the acquisition date that are included in the consolidated income statement of the Company are $2,241,534 and $2,321,523 (includes a gain on settlement of contingent consideration of $1,703,911), respectively. Due to the non-cooperation of the previous parent company of Servicing, pro forma comparative information is not provided.

Simultaneously with the completion of the acquisition of the assets, the employment agreement between DSUSA and its chief operating officer became effective.

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

The intellectual property asset relates to software that was developed in-house and is used by Timios to have a competitive edge over their competition in the title servicing industry. The asset will be amortized over the remaining expected useful life utilizing the straight line method.

As previously mentioned, the Company owns 80% of the parent company of Timios, therefore of the estimated fair value, $436,648 of the value is held by non-controlling interests. Recorded goodwill is primarily a function of expected future revenues to be generated by Timios based upon historical earnings and management’s expectations of the industry growth.

Revenues and earnings of Timios since the acquisition date that are included in the consolidated income statement of the Company are $6,911,727 and $1,148,635, respectively. Management does not consider the acquisition of Timios to be a significant business combination of the Company at the time of acquisition to present pro-forma information for comparative years.

Simultaneously with the completion of the acquisition of the Shares, the employment agreements between Timios and each of its chief executive officer, chief financial officer and senior vice president became effective.

20. Subsequent Events

On January 15, 2012, our Chairman and Chief Executive Officer paid the Company $459,214 in full settlement of the note originally due from SAAH for which he was a guarantor. The note consisted of $370,000 in principle and $89,214 of accrued interest. Payment was effected by a reduction in a special bonus due to our Chairman and Chief Executive Officer. On January 15, 2012, $60,000 was paid to each of our Chief Executive Officer and Chief Financial Officer in partial payment of their special bonus. On March 15, 2012, $30,000 was paid to each of our Chief Executive Officer and Chief Financial Officer in partial payment of their special bonus.

On February 27, 2012, Timios leased an additional 2,300 square feet of office space at 5716 Corsa Ave., Westlake Village, CA 91362. The lease commences on March 1, 2012 and expires on August 13, 2013. Least payments are $3,947 per month, inclusive of taxes and utilities. Cumulative payments through the full term of the lease will be approximately $71,046.