Form 10-Q
period 2012-03-31
Homeland Security Capital CORP
filed 2012-05-11
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 55,159,022 shares of common stock, par value $.001 per share, issued, 51,588,591 of which are issued and outstanding and 3,570,431 shares of common stock held in treasury.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim condensed consolidated financial statements and notes to the consolidated financial statements for the interim period as of March 31, 2012, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Transition Report on Form 10-K as of and for the six months ended December 31, 2011.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012 Unaudited	2011 Audited
Assets:
Cash	$2,407,888	$2,679,057
Notes receivable - related party	—	458,453
Current portion of note receivable	778,652	633,475
Prepaid and other	471,353	509,515
Total current assets	3,657,893	4,280,500
Fixed assets - net	268,198	157,319
Escrow receivable	800,000	800,000
Note receivable	883,678	1,230,069
Intangible assets - net	323,221	380,573
Goodwill	3,987,216	3,987,216
Total assets	$9,920,206	$10,835,677
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	564,242	865,227
Contingent consideration	928,813	1,033,627
Note payable - related party	5,404,526	5,553,778
Accrued compensation	836,012	1,141,818
Accrued other liabilities	95,904	98,858
State income taxes payable	201,700	157,400
Total current liabilities	8,031,197	8,850,708
Dividends payable	4,234,557	4,234,557
Total liabilities	12,265,754	13,085,265
Warrants Payable - Series H Preferred Stock	169,768	169,768
Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,009,899 shares issued and outstanding	9,984,877	9,981,196
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 54,491,449 shares issued and 50,921,018 shares outstanding	54,492	54,492
Additional paid-in capital	59,530,761	59,530,761
Treasury stock - 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(72,822,988)	(72,704,130)
Total Homeland Security Capital Corporation stockholders’ deficit	(3,502,858)	(3,387,681)
Noncontrolling interest	987,542	968,325
Total stockholders’ deficit	(2,515,316)	(2,419,356)
Total liabilities and stockholders’ deficit	$9,920,206	$10,835,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012 Unaudited	2011 Unaudited
Net revenue	$4,887,478	$—
Costs of revenue	3,917,160	—
Gross profit on revenue	970,318	—
Selling, general and administrative expenses	955,700	420,304
Operating income (loss)	14,618	(420,304)
Other expense	(66,278)	(504,901)
Loss from continuing operations before income taxes	(51,660)	(925,205)
State income tax expense	44,300	—
Loss from continuing operations	(95,960)	(925,205)
Income from discontinued operations	—	207,988
Net loss	(95,960)	(717,217)
Less: Net income attributable to noncontrolling interests	19,217	—
Net loss attributable to Homeland Security Capital Corporation stockholders	(115,177)	(717,217)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(3,681)	(394,227)
Net loss attributable to common stockholders of Homeland Security Capital Corporation	$(118,858)	$(1,111,444)
(Loss) income per common share attributable to Homeland Security Capital Corporation stockholders - basic and diluted
Basic - continuing operations		$(0.02)
Diluted - continuing operations		$(0.02)
Basic - discontinued operations		$0.00
Diluted - discontinued operations		$0.00
Basic - net loss	$(0.00)	$(0.02)
Diluted - net loss	$(0.00)	$(0.02)
Weighted average shares outstanding -
Basic	54,491,449	54,491,449
Diluted	54,491,449	54,491,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012 Unaudited	2011 Unaudited

Net cash (used in) provided by operating activities	$(16,436)	$2,166,423
Net cash used in investing activities	(38,133)	(189,622)
Net cash used in financing activities	(216,600)	(2,086,417)
Effect of exchange rate changes on cash	—	5,150
Net decrease in cash	(271,169)	(104,466)
Cash, beginning of period	2,679,057	3,427,981
Cash, end of period	$2,407,888	$3,323,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Homeland Security Capital Corporation Shareholders
				Additional			Equity of	Total
	Preferred	Common Stock		Paid-In	Treasury	Accumulated	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Stock	Deficit	Interests	(Deficit)
Balance, January 1, 2012	$9,981,196	54,491,449	$54,492	$59,530,761	$(250,000)	$(72,704,130)	$968,325	$(2,419,356)
Amortization of Series H Preferred Stock beneficial conversion feature	3,681	—	—	—	—	(3,681)	—	—
Net loss	—	—	—	—	—	(115,177)	19,217	(95,960)
Balance, March 31, 2012	$9,984,877	54,491,449	$54,492	$59,530,761	$(250,000)	$(72,822,988)	$987,542	$(2,515,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

1.              Organization and Basis of Presentation of Unaudited Interim Financial Statements.

Organization

Homeland Security Capital Corporation (the “Company” or the “Holding Company”)  is a consolidator of companies, whose current subsidiaries provide title, settlement, escrow, appraisal and asset management real estate services. We are focused on creating long term value by taking a controlling interest in and developing our subsidiary companies through superior operations and management. We intend to operate businesses that provide real estate services, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sector.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated financial statements include the accounts of the Company,  its 80% owned subsidiary, Fiducia Real Estate Services, Inc. (“FRES”) and FRES’s wholly owned-subsidiaries, Timios, Inc. (“Timios”), Timios Appraisal Management, Inc. (“TAM”) and Default Servicing USA, Inc. (“DSUSA”). The Company controls each of the subsidiary boards of directors and provides extensive advisory services to each of the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each of those companies and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.  All intercompany balances and transactions have been eliminated.

2.              Going Concern

The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2012, the Company has a stockholders’ deficit of $2,515,316.  Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and has implemented measures to increase profitability.  Additionally, management believes the acquisition of new, more profitable operations in new lines of business and the further reduction of certain operating expenses will have positive impact on cash flow. Management also recognizes that its inability to repay outstanding debt could result in foreclosure on the assets of the Company.  As of March 31, 2012, the Company has outstanding debt of approximately $5,404,526, all of which was owed to YA Global Investments, L.P. (“YA”).

Forbearance Agreement with YAGlobal Investments, L.P.

On October 26, 2011, YA and the Company entered into the Amended and Restated Forebearence Agreement, pursuant to which the forbearance period was extended until April 30, 2012 on the balance of the remaining debt owed them. On May 11, 2012, YA and the Company entered into the First Amendment to the

Amended and Restated Forbearance Agreement, pursuant to which YA agreed to extend again the forbearance period until June 29, 2012.  Upon the expiration of the forebearence period, as extended, the Company’s assets are subject to foreclosure by YA without notice. As of the date of this filing, YA has not notified the Company that it intends to enforce its foreclosure rights. If the Company is unable to repay this debt or reach an agreement with YA as to other alternatives to satisfy this debt, and a foreclosure were to take place, it would have a material adverse effect on the Company’s operations, its liquidity, its capital resources and its stockholders.

During the course of fiscal year 2012, it remains management’s intention to continue to explore all options available to the Company to repay its remaining debt in full, convert the debt to equity, undertaking private placements of its securities and making significant expense reductions where ever possible.

3.              Income Taxes

The Company has not recorded any federal income tax expense or benefit for the three months ended March 31, 2012, mainly due to available federal net operating loss carryforwards.  The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization.The Company has recorded state income tax expense for certain of the jurisdictions in which it operates.

4.              Earnings (Loss) Per Share

The basic earnings (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of common stock outstanding during each period.

Diluted earnings per share are computed using outstanding shares of common stock plus the the Company’s Series F and H convertible preferred stock (the “Preferred Shares”) and common stock options and warrants that can be exercised or converted, as applicable, into common stock at March 31, 2012 and 2011. Diluted earnings per share are not indicated for the three month period ended March 31, 2012 and 2011 because the market price of the Company’s common stock, when using the treasury method, indicates that conversions or exercises would not be prudent, as the strike price of the Preferred Shares and common stock options and warrants exceeded the market value.

The reconciliations of the basic and diluted income (loss) Per Share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended March 31,
	2012	2011

Basic and Diluted Earnings Per Share:
Loss from continuing operations	$(95,960)	$(925,205)
Less: Income attributable to noncontrolling interests	(19,217)	—
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	(3,681)
Less: Preferred stock dividends	—	(390,546)
Loss attributable to common stockholders	$(118,858)	$(1,319,432)
Income from discontinued operations	$—	$207,988
Net loss	$(118,858)	$(1,111,444)

Shares (Denominator)
Weighted-average number of common shares:
Basic	54,491,449	54,491,449
Diluted	54,491,449	54,491,449

Earnings Per Common Share
Basic — continuing operations		$(0.02)
Diluted — continuing operations		$(0.02)
Basic — discontinued operations		$0.00
Diluted — discontinued operations		$0.00
Basic — net loss	$(0.00)	$(0.02)
Diluted — net loss	$(0.00)	$(0.02)

5.              Cash Flows

Supplemental disclosure of cash flow information for the three month period ending March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
	2012	2011

Cash paid during the period for:
Interest	$—	$9,698
Taxes	—	200,216

Supplemental disclosure for noncash investing and financing activity:
Dividends accrued on Perferred Stock	$—	$390,546
Amortization of Series H Preferred Stock benificial conversion feature	3,681	3,683

Settlement of Related Party Note Receivable	$459,214	—

6.              Related Party Transactions

On January 15, 2012, our Chairman and Chief Executive Officer paid the Company $459,214 in full settlement of a note for which he was a guarantor. The note consisted of $370,000 in principle and $89,214 of accrued interest. Payment was effected by a reduction in a special bonus due our Chairman and Chief Executive Officer as a result of the Company selling its former Safety & Ecology Holdings Corp. subsidiary in October 2011, which was defined as a change in control, thereby triggering the payment of such bonus.

7.              Subsequent Events

On May 11, 2012, YA and the Company entered into the First amendment to the Amended and Restated Forbearance Agreement, dated October 26, 2011, pursuant to which YA agreed to extend again the forbearance period from April 30, 2012 to June 29, 2012, on the balance of the remaining debt owed them. Upon the expiration of the forebearence period, as extended, the Company’s assets are subject to foreclosure by YA without notice. As of the date of this filing, YA has not notified the Company that it intends to enforce its foreclosure rights. If the Company is unable to repay this debt or reach an agreement with YA as to other alternatives to satisfy this debt, and a foreclosure were to take place, it would have a material adverse effect on the Company’s operations, its liquidity, its capital resources and its stockholders.

On May 9, 2012, the Company’s Board of Directors approved the dissolution of the Company’s 2005 and 2008 stock option plans. There were no stock options outstanding under either plan, all such stock options having been previous forfeited or expired.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Transition Report on Form 10-K for the six months ended December 31, 2011, as may be updated and supplemented by this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report,  the “Company,” “the Holding Company,” “we,” “us,” and “our” refer to Homeland Security Capital Corporation.

Overview

Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997 under the name “Celerity Systems, Inc.” In 2005, we changed our business plan to seek acquisitions of and joint ventures with companies operating in the homeland security business sector and, until July 2011, operated soley as a provider of specialized, technology-based, radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. Our corporate headquarters is located in Arlington,Virginia.

In early 2011, we had announced that we were considering strategic alternatives to retire part or all of our debt, including the sale of one or all of our subsidiaries. On August 19, 2011, we completed the sale of substantially all of the assets of Corporate Security Solutions, Inc., the operating subsidiary of our 93%-owned Nexus Technologies Group, Inc. subsidiary and on October 31, 2011, we completed the sale of our wholly-owned subsidiary, Safety& Ecology Holdings Corp.  The proceeds from these sales were used to retire debt.

In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of a majority interest in a subsidiary holding company that owns, through an intermediary company, three operating companies:  1) Timios, Inc., or Timios, which is engaged nationally in title and escrow services for mortgage originaltion, refinance, reverse mortgages and deed-in-lieu transactions; 2) Timios Appraisal Management, Inc. , or TAM, which is engaged nationally in residential property appraisals;  and 3) and Default Servicing USA, Inc., or DSUSA,which is engaged nationally in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

We currently conduct our operations through one majority-owned subsidiary.  On July 6, 2011, the Company formed Fiducia Holdings LLC (the assets of which, as of December 30, 2011, were contributed to Fiducia Holdings Corporation)  and, through this subsidiary, on July 19, 2011, acquired eighty percent (80%) of Fiducia Real Estate Solutions, Inc., or FRES, a company involved in the real estate services industry. On July 5, 2011 and on

July 29, 2011, FRES, through two newly-formed subsidiaries, Default Servicing USA, Inc., or DSUSA, acquired substantially all the assets of Default Servicing, Inc. and, Timios Acquisition Corporation, all of the capital stock of Timios, respectively.  On November 14, 2011, FRES also formed TAM.

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

Results of Operations

The discussion below reflects the consolidated accounts of the Company’s operations only for the three months ended March 31, 2012. As a result of the acquisitions of DSUSA and Timios and the formation of TAM during the second half of 2011 and the reporting of the Company’s former subsidiaries as discontinued operations in 2011, comparison to the previous year’s three month’s results of operations would be misleading to the reader and generally not reflective of the current operations of the Company.

Where appropriate, management has attempted to add expanded discussion as to the businesses reflected in the results of operations. These discussions may include certain details concerning each operating entity prior to their acquisition by the Company. Where this is the case, it will be noted.

Three Month Period Ended March 31, 2012

Revenue

For the three months ended March 31, 2012, the Company recorded revenue of $4,887,478. Of this revenue Timios recorded $4,861,969 and DSUSA recorded $25,509. Timios’ main source of revenue is derived from title insurance fees and escrow fees. DSUSA derives its revenue from fees associated with the management of properties, which are owned by banks or other mortgage lenders.

Cost of Revenue

For the three months ended March 31, 2012, the Company recorded cost of revenue of $3,917,160. Of this cost of revenue, Timios recorded $3,653,977 and DSUSA recorded $263,183.

Selling, General and Administrative expenses

For the three months ended March 31, 2012, the Company recorded selling, general and administrative expenses of $955,700.  The Holding Company incurred selling, general and administrative expenses of $370,518 during this period compared to $420,304 for the three months ended March 31, 2011.  This decrease was primarily due to lower professional fees, including director fees. Also for the three months ended March 31, 2012, selling, general and administrative expenses included expenses from our operating subsidiaries, Timios recorded operating expenses of $529,384 and DSUSA recorded operating expenses of $55,798.

Operating expenses consist of personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing, professional services such as legal and accounting costs and general administrative costs. To the extent possible, the Company has eliminated costs associated with redundant services carried on separately at each location by centralizing such activities.

Other income and expense

For the three months ended March 31, 2012, the Company recorded net other expense of $66,278. The Holding Company incurred other expense of $39,187, which primarily consisted of interest expense reduced by intertest income, compared to net other expense of $504,901 for the three months ended March 31, 2011. The decrease was primarily related to the reduction in accrued interest expense on the Company’s senior debt, which was reduced by the proceeds of the Company’s homeland security subsidiaries sold in 2011. Timios incurred other expense of $27,091 consisting primarily of an impairment loss on a security deposit held for insurance licensing purposes.

Until the Company is able to retire its debt completely or come to an alternative arrangement on its debt, which was $5,404,526 at March 31, 2012, accrued interest is likely to be the largest contributor to our other expenses.

Net income

As a result of the foregoing, the Company recorded a net loss of $95,960, before non-controlling interests and preferred dividends of $22,898, for the three months ended March 31, 2012. The total net loss attributable to common shareholders was $118,858 for the period.

Liquidity and Capital Resources

From August 2005 through March 2008, the Company operated and acquired businesses using funding from issuance of its common stock, preferred stock and convertible debt to YA Global Investments, L.P. (formerly known as Cornell Capital, L.P.), or YA, totaling $23,250,000.  At March 31, 2012, the Company owed YA $5,404,526, including accrued interest. In March 2008, the total debt was consolidated into three notes, each with a maturity date of March 14, 2010. The maturity date was initially extended to October 1, 2010, and then subsequently extended to July 15, 2011, by which time the Company had expected to sell its homeland security subsidiaries and retire the debt. Since none of the subsidiaries were sold by this date, YA agreed to a forbearance until August 31, 2011 and then subsequently agreed to an extension of the forbearance period until September 14, 2011. On August 19, 2011, Nexus was sold and $1,733,917 of the proceeds from the sale was paid to YA. On October 31, 2011, Safety was sold and $12,651,910 of the proceeds from the sale was paid to YA. On October 26, 2011, YA agreed to an extention of the forbearance period until April 30, 2012 on the balance of the remaining debt owed them, which date was extended to June 29, 2012 on May 11, 2012. As of the date of this filing, YA has not notified the Company of its intention to foreclose on the assets of the Company. YA and the Company are continuing discussions as to different alternatives to satisfy this outstanding debt.  If the Company is unable to repay this debt or reach an agreement with YA as to other alternatives to satisfy this debt, and a foreclosure were to take place, it would have a material adverse effect on the Company’s continuing operations, its liquidity, its capital resources and its stockholders.

The Company had cash on hand of $2,407,888 at March 31, 2012. Our primary needs for cash are to repay debt owed to YA and fund our ongoing operations. Our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We do not have sufficient capital on hand to repay our debt to YA nor are we able to internally generate sufficient capital to repay such debt in full at this time. We will require significant additional capital in order to repay our debt, fund our operations and make additional acquisitions.

During the three months ended March 31, 2012, the Company had a net decrease in cash of $271,169. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $16,436 in our operating activities during the three months ended March 31, 2012, consisting of income of $52,394 (net loss of $95,960 less adjustment for non-cash items of $148,354), offset by net uses of cash totaling $68,830 due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities

We used net cash of approximately $38,133 in our investing activities during the three months ended March 31, 2012, consisting of collections of notes receivable of $201,214. Cash was used to purchase fixed assets of $134,533 and payments on contingent consideration of $104,814.

Cash Flows From Financing Activities

We used cash of $216,600 in our financing activities during the three months ended March 31, 2012, consisting of the repayment of related party debt.

As of March 31, 2012, the Company had a net working capital deficit of $4,373,304.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended March 31, 2012.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As of March 31, 2012, we were not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

101**

The following materials from the Quarterly Report on Form 10-Q of Homeland Security Capital Corporation for the period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficits and Comprehensive Loss; and (v) Notes to Consolidated Financial Statements.

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

HOMELAND SECURITY CAPITAL CORPORATION

Date: May 11, 2012	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)