Form 10-Q
period 2012-06-30
Homeland Security Capital CORP
filed 2012-08-20
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 17, 2012, there were 55,159,022, shares of common stock, par value $0.001 per share, issued, 51,588,591,of which were issued and outstanding and 3,570,431shares of common stock held in treasury.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the interim period as of June 30, 2012, are unaudited. The accompanying interim unaudited financial statements have been prepared by Homeland Security Capital Corporation (the “Company” or the “Holding Company”) in accordance with accounting  principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT as of and for the six months ended December 31, 2011.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	Unaudited	Audited
Assets:
Cash	$1,775,926	$2,679,057
Notes receivable - related party	—	458,453
Current portion of note receivable	778,652	633,475
Prepaid and other	460,659	509,515
Total current assets	3,015,237	4,280,500
Fixed assets - net	261,371	157,319
Escrow receivable	800,000	800,000
Note receivable	679,431	1,230,069
Intangible assets - net	290,870	380,573
Goodwill	3,987,216	3,987,216
Total assets	$9,034,125	$10,835,677
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	706,449	865,227
Contingent consideration	311,324	1,033,627
Note payable - related party	5,696,283	5,553,778
Accrued compensation	583,718	1,141,818
Accrued other liabilities	86,413	98,858
State income taxes payable	208,700	157,400
Total current liabilities	7,592,887	8,850,708
Dividends payable	4,234,557	4,234,557
Total liabilities	11,827,444	13,085,265
Warrants Payable - Series H Preferred Stock	169,768	169,768
Stockholders’ Deficit
Homeland Security Capital Corporation stockholders’ deficit:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 1,009,899 shares issued and outstanding	9,988,558	9,981,196
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 54,491,449 shares issued and 50,921,018 shares outstanding	54,492	54,492
Additional paid-in capital	59,530,761	59,530,761
Treasury stock - 3,570,431 shares at cost	(250,000)	(250,000)
Accumulated deficit	(73,250,540)	(72,704,130)
Total Homeland Security Capital Corporation stockholders’ deficit	(3,926,729)	(3,387,681)
Noncontrolling interest	963,642	968,325
Total stockholders’ deficit	(2,963,087)	(2,419,356)
Total liabilities and stockholders’ deficit	$9,034,125	$10,835,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenue	$4,577,193	$—	$9,464,671	$—
Costs of revenue	3,988,815	—	7,905,975	—
Gross profit on revenue	588,378	—	1,558,696	—
Selling, general and administrative expenses	971,527	1,388,473	1,927,227	1,808,777
Operating loss	(383,149)	(1,388,473)	(368,531)	(1,808,777)
Other expense	(28,187)	(489,761)	(94,465)	(994,662)
Loss from continuing operations before income taxes	(411,336)	(1,878,234)	(462,996)	(2,803,439)
State income tax expense	(36,435)	—	(80,735)	—
Loss from continuing operations	(447,771)	(1,878,234)	(543,731)	(2,803,439)
Loss from discontinued operations	—	(3,030,652)	—	(2,822,664)
Net loss	(447,771)	(4,908,886)	(543,731)	(5,626,103)
Less: Net (loss) income attributable to noncontrolling interests	(23,900)	255,800	(4,683)	255,800
Net loss attributable to Homeland Security Capital Corporation stockholders	(423,871)	(5,164,686)	(539,048)	(5,881,903)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(3,681)	(398,462)	(7,362)	(792,689)
Net loss attributable to common stockholders of Homeland Security Capital Corporation	$(427,552)	$(5,563,148)	$(546,410)	$(6,674,592)
Loss per common share attributable to Homeland Security Capital Corporation stockholders - basic and diluted
Basic - continuing operations		$(0.05)		$(0.07)
Diluted - continuing operations		$(0.05)		$(0.07)
Basic - discontinued operations		$(0.05)		$(0.05)
Diluted - discontinued operations		$(0.05)		$(0.05)
Basic - net loss	$(0.01)	$(0.10)	$(0.01)	$(0.12)
Diluted - net loss	$(0.01)	$(0.10)	$(0.01)	$(0.12)
Weighted average shares outstanding -
Basic	54,491,449	54,491,449	54,491,449	54,491,449
Diluted	54,491,449	54,491,449	54,491,449	54,491,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	Unaudited	Unaudited

Net cash (used in) provided by operating activities	$(443,722)	$2,427,654
Net cash used in investing activities	(476,208)	(247,368)
Net cash provided by (used in) financing activities	16,799	(2,117,576)
Effect of exchange rate changes on cash	—	3,565
Net (decrease) increase in cash	(903,131)	66,275
Cash, beginning of period	2,679,057	3,427,981
Cash, end of period	$1,775,926	$3,494,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOMELAND SECURITY CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated financial statements include the accounts of the Company, its 80% owned subsidiary, Fiducia Real Estate Solutions, Inc. (“FRES”) and FRES’s wholly owned-subsidiaries, Timios, Inc. (“Timios”), Timios Appraisal Management, Inc. (“TAM”) and Default Servicing USA, Inc. (“DSUSA”). The Company controls each of the subsidiary boards of directors and provides extensive advisory services to each of the subsidiaries. Accordingly, the Company believes it exercises sufficient control over the operations and financial results of each of those companies and consolidates the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.  All intercompany balances and transactions have been eliminated.

2.              Going Concern

The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2012, the Company has a stockholders’ deficit of $2,963,087.  Management recognizes it will be necessary to continue to generate positive cash flow from operations and have availability to other sources of capital to continue as a going concern and has implemented measures to increase profitability.  Additionally, management believes the acquisition of new, more profitable operations in new lines of business and the further reduction of certain operating expenses will have a positive impact on cash flow. As of June 30, 2012, the Company has outstanding debt of approximately $5,696,283 in the form of notes payable, all of which was owed to YA Global Investments, L.P. (“YA”).

Forbearance Agreement with YA Global Investments, L.P.

On October 26, 2011, YA and the Company entered into the Amended and Restated Forbearance Agreement, pursuant to which the forbearance period was extended until April 30, 2012 on the balance of the remaining debt owed them. On May 11, 2012, YA and the Company entered into the First Amendment to the Amended and Restated Forbearance Agreement, pursuant to which YA agreed to extend again the forbearance period until June 29, 2012.  On June 15, 2012, YA and the Company entered into the Second Amended and Restated

Forbearance Agreement, pursuant to which YA agreed to further extend the forbearance period until August 31, 2012. Upon the expiration of the forbearance period, as extended, the Company’s assets are subject to foreclosure by YA without notice. As of the date of this filing, YA has not notified the Company that it intends to enforce its foreclosure rights. If the Company is unable to repay this debt or reach an agreement with YA as to other alternatives to satisfy this debt, and a foreclosure were to take place, it would have a material adverse effect on the Company’s operations, its liquidity, its capital resources and its stockholders.

3.              Income Taxes

The Company has not recorded any federal income tax expense or benefit for the three and six months ended June 30, 2012, mainly due to available federal net operating loss carryforwards.  The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization. The Company has recorded state income tax expense for certain of the jurisdictions in which it operates.

4.              Earnings (Loss) Per Share

The basic earnings (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of common stock outstanding during each period.

Diluted earnings per share are computed using outstanding shares of common stock plus the Company’s Series F and H convertible preferred stock (the “Preferred Shares”) and common stock options and warrants that can be exercised or converted, as applicable, into common stock, par value $0.001 per share (the “Common Stock”) at June  30, 2012 and 2011. Diluted earnings per share are not indicated for the three and six month periods ended June 30, 2012 and 2011 because the market price of the Company’s common stock, when using the treasury method, indicates that conversions or exercises would not be prudent, as the Preferred Shares and common stock options and warrants were “out of the money.”

The reconciliations of the basic and diluted income (loss) per share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Basic and Diluted Earnings Per Share:
Loss from continuing operations	$(447,771)	$(1,878,234)	$(543,731)	$(2,803,439)
Less: Income (loss) attributable to noncontrolling interests	23,900	(255,800)	4,683	(255,800)
Less: Series H Preferred Stock beneficial conversion feature	(3,681)	(3,681)	(7,362)	(7,362)
Less: Preferred stock dividends	—	(394,781)	—	(785,327)
Loss attributable to common stockholders	$(427,552)	$(2,532,496)	$(546,410)	$(3,851,928)
Income from discontinued operations	$—	$(3,030,652)	$—	$(2,822,664)
Net loss	$(427,552)	$(5,563,148)	$(546,410)	$(6,674,592)

Shares (Denominator)
Weighted-average number of common shares:
Basic	54,491,449	54,491,449	54,491,449	54,491,449
Diluted	54,491,449	54,491,449	54,491,449	54,491,449

Earnings Per Common Share
Basic — continuing operations		$(0.05)		$(0.07)
Diluted — continuing operations		$(0.05)		$(0.07)
Basic — discontinued operations		$(0.05)		$(0.05)
Diluted — discontinued operations		$(0.05)		$(0.05)
Basic — net loss	$(0.01)	$(0.10)	$(0.01)	$(0.12)
Diluted — net loss	$(0.01)	$(0.10)	$(0.01)	$(0.12)

5.              Cash Flows

Supplemental disclosure of cash flow information for the three and six month periods ending June 30, 2012 and 2011, are as follows:

	Six Months Ended June 30,
	2012	2011

Cash paid during the period for:
Interest	$—	$19,086
Taxes	—	551,718

Supplemental disclosure for noncash investing and financing activity:
Dividends accrued on Preferred Stock	$—	$785,432
Dividends recognized from beneficial conversion feature	7,362	7,362
Settlement of related party note receivable	458,453	—
Equipment acquired under capital leases	—	4,728

6.              Contingency

Subsequent to June 30, 2012, the Company received notification alleging that the Company breached certain representations and warranties with regard to the sale of one of its former subsidiaries. The claim alleges that the Company misrepresented the estimate of the costs to complete a certain contract that was included in the sale.  The Company is currently in discussions with the claimant regarding its allegation. Given the early stages of discussion and pending the receipt of further information from the claimant regarding its claim, we cannot predict with any degree of certainty the outcome of this claim or determine the extent of potential liabilities.

7.              Corporate Actions

On June 13, 2012, the Board of Directors (the “Board”) of the Company proposed an amendment to execute a 500 to 1 reverse stock split, change the authorized capital of the Company and a corporate name change. These actions were approved by a majority stockholders vote on June 15, 2012. However, as of August 20, 2012, the Board has not instructed the Company to complete the corporate actions approved by the stockholders. It is expected however, that these actions will be completed in the third quarter.

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

Overview

Homeland Security Capital Corporation was incorporated in Delaware on August 12, 1997 under the name “Celerity Systems, Inc.” In August 2005, we changed our name to “Homeland Security Capital Corporation” and changed our business plan to seek acquisitions of and joint ventures with companies operating in the homeland security business sector and, until July 2011, operated soley as a provider of specialized, technology-based, radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. Our corporate headquarters is located in Arlington, Virginia.

In early 2011, we had announced that we were considering strategic alternatives to retire part or all of our debt, including the sale of one or all of our subsidiaries. On August 19, 2011, we completed the sale of substantially all of the assets of Corporate Security Solutions, Inc., the operating subsidiary of our 93%-owned Nexus Technologies Group, Inc. subsidiary and on October 31, 2011, we completed the sale of our wholly-owned subsidiary, Safety& Ecology Holdings Corporation.  The proceeds from these sales were used to retire debt.

In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of a majority interest in a subsidiary holding company that owns, through an intermediary company, three operating companies:  1) Timios, Inc., or “Timios”, which is engaged nationally in title and escrow services for mortgage origination, refinance, reverse mortgages and deed-in-lieu transactions; 2) Timios Appraisal Management, Inc. , or “TAM”, which is engaged nationally in residential property appraisals;  and 3) and Default Servicing USA, Inc., or “DSUSA”,which is engaged nationally in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

We currently conduct our operations through one majority-owned subsidiary, Fiducia Holdings Corporation.  On July 6, 2011, the Company formed Fiducia Holdings LLC (the assets of which, as of December 30, 2011, were contributed to Fiducia Holdings Corporation) and, through this subsidiary, on July 19, 2011, acquired eighty percent (80%) of Fiducia Real Estate Solutions, Inc., or FRES, a company involved in the real estate services industry. On July 5, 2011 and on July 29, 2011, FRES, through two newly-formed subsidiaries, Default Servicing USA, Inc., or DSUSA, acquired substantially all the assets of Default Servicing, Inc. and, Timios Acquisition Corporation, all of the capital stock of Timios, respectively.

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

Results of Operations

The discussion below reflects the consolidated accounts of the Company’s operations for the three and six months ended June 30, 2012. As a result of the acquisitions of DSUSA and Timios and the formation of TAM during the second half of 2011 and the reporting of the Company’s former subsidiaries as discontinued operations in 2011, comparison to the previous year’s three and six months results of operations would be misleading to the reader and generally not reflective of the current operations of the Company.

Where appropriate, management has attempted to add expanded discussion as to our current businesses reflected in the results of operations. These discussions may include certain details concerning each operating entity prior to their acquisition by the Company. Where this is the case, it will be noted.

Management considers Timios, DSUSA and TAM all to be operating in the same industry, real estate services. As a result, management does not measure each company as if it were its own segment.

Three Month Period Ended June 30, 2012

Revenue

For the three months ended June 30, 2012, the Company recorded revenue of $4,577,193. Of this revenue Timios recorded $4,541,336, DSUSA recorded $24,047 and TAM recorded $11,810. Timios’ main source of revenue is derived from title insurance fees and escrow fees. DSUSA derives its revenue from fees associated with the management of properties, which are owned by banks or other mortgage lenders. TAM derives its revenue from residential property appraisals.

Cost of Revenue

For the three months ended June 30, 2012, the Company recorded cost of revenue of $3,988,815. Of this cost of revenue, Timios recorded $3,726,318, DSUSA recorded $42,589 and TAM recorded $219,908.

Operating expenses

For the three months ended June 30, 2012, the Company recorded operating expenses of $971,527.  The Holding Company incurred operating expenses of $388,937 during this period compared to $1,388,473 for the three months ended June 30, 2011.  The decrease was primarily due to lower professional fees, including director fees. Also for the three months ended June 30, 2012, Timios recorded operating expenses of $514,175, DSUSA recorded operating expenses of $18,797 and TAM recorded operating expenses of $49,618.

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

Other income and expense

For the three months ended June 30, 2012, the Company recorded net other expense of $28,187. The Holding Company incurred net other expense of $34,441, which primarily consisted of interest expense reduced by interest income, compared to net other expense of $489,761 for the three months ended June 30, 2011. During the three months ended June 30, 2012, Timios recorded other income of $6,352 and DSUSA incurred other expense of $98.

Net loss

As a result of the foregoing, the Company recorded a net loss of $447,771, before losses of non-controlling interests and preferred dividends of $20,219 for the three months ended June 30, 2012. The total net loss attributable to common shareholders was $427,552 for the period.

Six Month Period Ended June 30, 2012

Revenue

For the six months ended June 30, 2012, the Company recorded revenue of $9,464,671. Of this revenue Timios recorded $9,403,305, DSUSA recorded $49,556 and TAM recorded $11,810.

DSUSA’s contract with its only client at the time of acquisition expired late in 2011 and management has been in negotiations with several potential clients to replace this business.

Cost of Revenue

For the six months ended June 30, 2012, the Company recorded cost of revenue of $7,905,975. Of this cost of revenue, Timios recorded $7,380,295, DSUSA recorded $305,772 and TAM recorded $219,908.

Operating expenses

For the six months ended June 30, 2012, the Company recorded operating expenses of $1,927,227.  The Holding Company incurred operating expenses of $759,455 during this period compared to $1,808,777 for the six months ended June 30, 2011.  The decrease was primarily due to lower professional fees, including director fees. Also for the six months ended June 30, 2012, Timios recorded operating expenses of $1,043,559, DSUSA recorded operating expenses of $74,595 and TAM recorded operating expenses of $49,618.

Other income and expense

For the six months ended June 30, 2012, the Company recorded net other expense of $94,465. The Holding Company incurred net other expense of $73,628, which primarily consisted of interest expense reduced by interest income, compared to net other expense of $994,662 for the six months ended June 30, 2011. The decrease was primarily related to the reduction in accrued interest expense on the Company’s senior debt, which was reduced by the proceeds from the sale of the Company’s homeland security subsidiaries. Timios incurred other expense of $20,764 and DSUSA incurred other expense of $73 for the six months ending June 30, 2012.

Net loss

As a result of the foregoing, the Company recorded a net loss of $543,731, before losses of non-controlling interests and preferred dividends of $2,679, for the six months ended June 30, 2012. The total net loss attributable to common shareholders was $546,410 for the six month period.

Liquidity and Capital Resources

From August 2005 through March 2008, the Company operated and acquired businesses using funding from issuance of its Common Stock, Preferred Stock and convertible debt to YA Global Investments, L.P. (formerly known as Cornell Capital, L.P.), or YA, totaling approximately $23,250,000.  At June 30, 2012, the Company owed YA approximately $5,696,283, including accrued interest. In March 2008, the total debt was consolidated into three notes, each with a maturity date of March 14, 2010. The maturity date was initially extended to October 1, 2010, and then subsequently extended to July 15, 2011, by which time the Company had expected to sell its homeland security subsidiaries and retire the debt. Since none of the subsidiaries were sold by this date, YA agreed to forbearance until August 31, 2011 and then subsequently agreed to an extension of the forbearance period until September 14, 2011. On August 19, 2011, Nexus was sold and $1,733,917 of the proceeds from the sale was paid to YA. On October 31, 2011, Safety was sold and $12,651,910 of the proceeds from the sale was paid to YA. On October 26, 2011, YA agreed to an extension of the forbearance period until April 30, 2012 on the balance of the remaining debt owed them, which date was extended to June 29, 2012 on May 11, 2012. On June 15, 2012, YA agreed to an additional extension of the forbearance period until August 31, 2012. YA and the Company are continuing discussions as to different alternatives to satisfy this outstanding debt.

The Company had cash on hand of $1,775,926 at June 30, 2012. Our primary needs for cash are to repay debt owed to YA and fund our ongoing operations. Our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We do not have sufficient capital on hand to repay our debt to YA nor are we able to internally generate sufficient capital to repay such debt in full at this time. We will require significant additional capital in order to repay our debt, fund our operations and make additional acquisitions.

During the six months ended June 30, 2012, the Company had a net decrease in cash of $903,131. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $443,722 in our operating activities during the six months ended June 30, 2012, consisting of a loss of $273,008 (net loss of $543,731 less adjustment for non-cash items of approximately $270,723), offset by net uses of cash totaling approximately $170,714 due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities

We used net cash of $476,208 in our investing activities during the six months ended June 30, 2012, consisting of collections of notes receivable of $405,461. Cash was used to purchase fixed assets of $159,366 and payments on contingent consideration of $722,303.

Cash Flows From Financing Activities

We provided cash of $16,799 in our financing activities during the six months ended June 30, 2012, consisting of the net repayment of related party debt.

As of June 30, 2012, the Company had a net working capital deficit of $4,577,650.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended June 30, 2012.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As of June 30, 2012, we were not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business

Item 1A.  Risk Factors.

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

101**

The following materials from the Quarterly Report on Form 10-Q of Homeland Security Capital Corporation for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficits and Comprehensive Loss; and (v) Notes to Consolidated Financial Statements.

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

HOMELAND SECURITY CAPITAL CORPORATION

Date: August 20, 2012	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)