Form 10-Q
period 2012-09-30
Timios National Corp
filed 2012-11-13
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September  30, 2012

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                     .

Commission file number
814-00631

TIMIOS NATIONAL CORPORATION

(FORMERLY KNOWN AS HOMELAND SECURITY CAPITAL CORPORATION)

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

As of November 12, 2012, there were 2,270,528  shares of common stock, par value $0.001 per share, outstanding.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the interim period as of September 30, 2012, are unaudited. The accompanying interim unaudited financial statements have been prepared by Timios National Corporation (formerly known as Homeland Security Capital Corporation; the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT as of and for the six months ended December 31, 2011.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Known As Homeland Security Capital Corporation)

Condensed Consolidated Balance Sheets

	September 30	December 31,
	2012	2011
	Unaudited	Audited
Assets:
Cash	$1,891,899	$2,679,057
Notes receivable - related party	—	458,453
Escrow receivable	300,000	—
Current portion of note receivable	778,652	633,475
Prepaid and other	516,685	509,515
Total current assets	3,487,236	4,280,500
Fixed assets - net	278,466	157,319
Escrow receivable	500,000	800,000
Note receivable	679,431	1,230,069
Intangible assets - net	282,855	380,573
Goodwill	3,987,216	3,987,216
Total assets	$9,215,204	$10,835,677
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,038,767	$865,227
Contingent consideration	534,257	1,033,627
Note payable - related party	1,078,652	5,553,778
Accrued compensation	834,561	1,141,818
Accrued other liabilities	81,815	98,858
State income taxes payable	118,608	157,400
Total current liabilities	3,686,660	8,850,708
Dividends payable	—	4,234,557
Note payable - related party	1,179,431	—
Total liabilities	4,866,091	13,085,265
Warrants Payable - Series H Preferred Stock	—	169,768
Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,589,143 shares (1,009,899 shares at December 31, 2011) issued and outstanding	25,891	9,981,196
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,270,528 shares issued and outstanding (108,983 shares issued and 101,842 shares outstanding December 31, 2011)	2,271	54,492
Additional paid-in capital	77,731,836	59,530,761
Treasury stock - (0 and 7,141 shares on hand at September 30, 2012 and December 31, 2011, respectively)	—	(250,000)
Accumulated deficit	(73,410,885)	(72,704,130)
Total stockholders’ equity (deficit)	4,349,113	(3,387,681)
Noncontrolling interest	—	968,325
Total stockholders’ equity (deficit)	4,349,113	(2,419,356)
Total liabilities and stockholders’ equity	$9,215,204	$10,835,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Known As Homeland Security Capital Corporation)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Net revenue	$5,670,262	$4,244,389	$15,134,933	$4,244,389
Costs of revenue	4,570,979	2,096,906	12,476,954	2,096,906
Gross profit on revenue	1,099,283	2,147,483	2,657,979	2,147,483
Selling, general and administrative expenses	1,231,026	2,449,382	3,158,253	4,258,159
Operating loss	(131,743)	(301,899)	(500,274)	(2,110,676)
Other expense	(57,604)	(486,263)	(152,069)	(1,480,925)
Loss from continuing operations before income taxes	(189,347)	(788,162)	(652,343)	(3,591,601)
State income tax benefit (expense)	73,860	(62,900)	(6,875)	(62,900)
Loss from continuing operations	(115,487)	(851,062)	(659,218)	(3,654,501)
Income (loss) from discontinued operations	—	1,979,408	—	(843,256)
Net (loss) income	(115,487)	1,128,346	(659,218)	(4,497,757)
Less: Net income attributable to noncontrolling interests	34,428	182,539	29,745	438,339
Net (loss) income attributable to Timios National Corporation stockholders	(149,915)	945,807	(688,963)	(4,936,096)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	(10,430)	(402,905)	(17,792)	(1,195,594)
Net (loss) income attributable to common stockholders of Timios National Corporation	$(160,345)	$542,902	$(706,755)	$(6,131,690)
(Loss) income per common share attributable to Timios National Corporation stockholders - basic and diluted
Basic - continuing operations		$(13.18)		$(48.53)
Diluted - continuing operations		$(13.18)		$(48.53)
Basic - discontinued operations		$18.16		$(7.73)
Diluted - discontinued operations		$18.16		$(7.73)
Basic - net loss	$(0.20)	$4.98	$(2.04)	$(56.26)
Diluted - net loss	$(0.20)	$4.98	$(2.04)	$(56.26)
Weighted average shares outstanding -
Basic	823,866	108,983	346,248	108,983
Diluted	823,866	108,983	346,248	108,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

(Formerly Known As Homeland Security Capital Corporation)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	Unaudited	Unaudited

Net cash (used in) provided by operating activities	$(23,203)	$633,612
Net cash (used in) provided by investing activities	(330,674)	484,104
Net cash used in financing activities	(433,281)	(722,284)
Effect of exchange rate changes on cash	—	410
Net (decrease) increase in cash	(787,158)	395,842
Cash, beginning of period	2,679,057	3,427,981
Cash, end of period	$1,891,899	$3,823,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION

(FORMERLY KNOWN AS HOMELAND SECURITY CAPITAL CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

1.              Organization and Basis of Presentation of Unaudited Interim Financial Statements.

Organization

Timios National Corporation (formerly known as Homeland Security Capital Corporation; the “Company” or the “Holding Company”) is a consolidator of companies, whose current subsidiaries provide title, settlement, escrow, appraisal and asset management real estate services. We are focused on creating long term value by taking a controlling interest in and developing our subsidiary companies through superior operations and management. We intend to operate businesses that provide real estate services, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sector.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Fiducia Real Estate Services, Inc. (“FRES”) and FRES’s wholly owned-subsidiaries, Timios, Inc. (“Timios”), Timios Appraisal Management, Inc. (“TAM”) and Default Servicing USA, Inc. (“DSUSA”). All intercompany balances and transactions have been eliminated.

2.              Company Reorganization, Debt Exchange and Minority Interest Exchange

In July 2012, the stockholders of the Company approved actions to: (i) effectuate a reverse stock split of the Company’s issued and outstanding common stock, $0.001 par value per share, at a ratio of one-for-five hundred (the “Reverse Stock Split”); (ii) decrease the Company’s authorized capital stock from 2,010,000,000 shares to 55,000,000 shares, and to reclassify such authorized capital from 2,000,000,000 shares of common stock to 50,000,000 shares and from 10,000,000 shares of preferred stock to 5,000,000 shares (the “Change in Authorized Capital Stock”); and (iii) change the name of the Company from Homeland Security Capital Corporation to Timios National Corporation (the “Name Change”).

On August 16, 2012, the Board instructed the Company to complete the corporate actions as approved by the stockholders and simultaneously approved the creation of a Series J Convertible Preferred Stock (“Series J Preferred”), a restructuring of the Company’s debt with Yorkville Global Investments, LLC or YA (the “Restructuring”), an exchange of the minority interests in FRES, the Series H Preferred and the Series F Preferred, and any and all rights thereto, for Series J Preferred (“Exchange”), and a merger of Fiducia Holdings Corporation (“FHC”) with and into the Company (“Merger”), pursuant to which certain holders of the securities of FHC received, in exchange therefor, shares of Series J Preferred.

Pursuant to the Restructuring between the Company and YA, YA agreed to exchange $3,438,200 of the Company’s outstanding debt (including accrued interest thereon), $4,234,557 of accrued dividends, all of its shares of outstanding Series H and Series F Preferred and its common stock warrant for 2,043,810 shares of Series J Stock. After the exchange of debt as indicated above, $2,258,083 of debt due to YA is remaining. YA has agreed that this amount is subject to payment, on a non-recourse basis, only when and if any amounts are collected by the Company from the note and escrow amounts due to it as a result of the sale of its homeland security subsidiaries in 2011. Any amounts deemed as not collectable from the note or escrow amounts will reduce any or all of the remaining balance due YA on a dollar for dollar basis, except upon the occurance of a Specified Event of Default (as defined in the note), where the note may become recourse to the Company.

Pursuant to the Exchange between the Timios Management Investors and the Company, the Timios Management Investors agreed to exchange their twenty percent (20%) minority ownership in FRES for 428,571 shares of Series J Stock and 307,985 shares of common stock. The result of this exchange eliminates all minority ownership in FRES and gives the Company 100% ownership of FRES.

Pursuant to the Merger, FHC merged with and into the Company, and Messers McMillen and Brigante, as twenty percent (20%) holders of FHC stock, received, in exchange for their ownership in FHC, 95 shares of Series J Preferred and 1,759,288 shares of common stock.  As a result of the merger, FHC was merged with and into the Company, and no longer exists.

Pursuant to an agreement dated June 13, 2012 between YA and Messers McMillen, Brigante, Stoffer (CEO of Timios, Inc.) and FFZ Family Trust (a trust controlled by Mr. Zev Kaplan, a Director of the Company) (collectively “Senior Management”),  YA sold to Senior Management 350 shares of Series H preferred stock for $154,000. On August 16, Senior Management Exchanged these shares for 146,667 shares of Serier J Preferred.

In light of the actions taken above, the Company issued 2,619,143 shares of Series J Preferred and 2,067,273 shares of common stock. The Series J Preferred is convertible into shares of the Company’s common stock on the basis of 3.288 shares of common stock for one share of Series J Preferred. Additionally, the holders of the Series J Preferred are entitled to a liquidating dividend of 8%.

3.              Income Taxes

The Company has not recorded any federal income tax expense or benefit for the three and nine months ended September 30, 2012, mainly due to available federal net operating loss carryforwards.  The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization. The Company has recorded state income tax expense for certain of the jurisdictions in which it operates.

4.              Earnings (Loss) Per Share

The basic earnings (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of common stock outstanding during each period.

Diluted earnings per share are computed using outstanding shares of common stock plus the Company’s Series J convertible preferred stock (the “Preferred Shares”) and common stock options and warrants that can be exercised or converted, as applicable, into common stock, par value $0.001 per share at September 30, 2012 and 2011. Diluted earnings per share are not indicated for the three and nine month periods ended September 30, 2012 and 2011 because the market price of the Company’s common stock, when using the treasury method, indicates that conversions or exercises would not be prudent, as the Preferred Shares were “out of the money.”

The reconciliations of the basic and diluted income (loss) per share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Basic and Diluted Earnings (Loss) Per Share:
Loss from continuing operations	$(115,487)	$(851,062)	$(659,218)	$(3,654,501)
Less: income attributable to noncontrolling interests	(34,428)	(182,539)	(29,745)	(438,339)
Less: Series H Preferred Stock beneficial conversion feature	(10,430)	(3,681)	(17,792)	(11,043)
Less: Preferred stock dividends	—	(399,224)	—	(1,184,551)
Loss attributable to common stockholders	$(160,345)	$(1,436,506)	$(706,755)	$(5,288,434)
Income/(loss) from discontinued operations	$—	$1,979,408	$—	$(843,256)
Net (loss)/income	$(160,345)	$542,902	$(706,755)	$(6,131,690)

Shares (Denominator)
Weighted-average number of common shares:
Basic	823,866	108,983	346,248	108,983
Diluted	823,866	108,983	346,248	108,983

Earnings Per Common Share
Basic — continuing operations		$(13.18)		$(48.53)
Diluted — continuing operations		$(13.18)		$(48.53)
Basic — discontinued operations		$18.16		$(7.73)
Diluted — discontinued operations		$18.16		$(7.73)
Basic — net loss	$(0.20)	$4.98	$(2.04)	$(56.26)
Diluted — net loss	$(0.20)	$4.98	$(2.04)	$(56.26)

5.              Cash Flows

Supplemental disclosure of cash flow information for the nine month period ending September 30, 2012 and 2011, are as follows:

	Nine Months Ended September 30,
	2012	2011

Cash paid during the period for:
Interest	$18,280	$1,777,125
Taxes	58,668	784,138

Supplemental disclosure for noncash investing and financing activity:
Dividends accrued on Preferred Stock	$—	$1,184,656
Dividends recognized from beneficial conversion feature	17,792	11,043
Settlement of related party notes payable with equity issuance	(3,023,461)	—
Equipment acquired under capital leases	—	4,728
Settlement of Series F and H preferred stock with equity issuance	(9,998,988)	—
Settlement of dividends payable	(4,234,557)	—
Exchange of non-controlling interests for Series J preferred stock and common stock	(998,070)	—
Retirement of treasury stock	(250,000)	—
Conversion od Series J preferred stock for common stock	31,500	—
Collection of related party note receivable with management bonus	458,453	—

6.              Contingency

The Company has received notification alleging that the Company breached certain representations and warranties with regard to the sale of one of its former subsidiaries. The claim alleges that the Company misrepresented the estimate of costs to complete a certain contract that was included in the sale. The Company is currently in discussions with the claimant regarding its allegation. Given the early stages of discussion and pending receipt of further information from the claimant regarding its claim, we cannot predict with any degree of certainty the outcome of this claim or determine the extent of potential liabilities.

7.              Equity Incentive Plan

The Company’s 2012 Employee, Director and Consultant Equity Incentive Plan, or the Equity Incentive Plan, was approved by our Board of Directors (the “Board”) on August 27, 2012 and by our Stockholders on October 12, 2012.  The Company has reserved a total of 15% of our common stock (on an as converted basis), or 1,617,820 shares of our common stock for issuance under the Equity Incentive Plan.  By its terms, the Equity Incentive Plan may be amended by the Board, provided that any amendment which the Board determines requires stockholder approval is subject to receiving such stockholder approval.

As of the date of this filing, there have been no grants under the Equity Incentive Plan.

8.              Series J Preferred Conversion

On September 6, 2012 YA converted 30,000 shares of its Series J Preferred into 98,438 shares of our common stock. After the conversion, YA has 2,013,810 Series J Preferred shares convertible, at their option, into 6,621,407 shares of our common stock.

9.              Management Plans for Future Operations

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and meet its liabilities.

Prior to August 29, 2012, the Company had been experiencing significant challenges in meeting its debt obligations. Based on our restructuring of certain legacy debt obligations, elimination of minority interests in our subsidiary operations and increased volume in our core lines of business during this quarter, management believes that the Company is now well positioned for significant growth.

The Company experienced net losses for the three and nine month periods ended September 30, 2012 and used net cash in each of our operating, investing and financing activities. As discussed in note 2, the Company restructured its debt with YA and converted the majority of its debt to equity. The quarter ended September 30, 2012 established a record for our revenue and management projects positive earnings in 2013. The overall improvement in the balance sheet and net equity is expected to enable the Company to approach new and larger customers who regard financial strength in their vendors as a prerequisite to establishing a business relationship.

Management believes the Company is now well positioned to grow organically and by acquisition, if such potential acquisitions can be funded in a cost efficient manner.

10.       Subsequent Events

On October 15, 2012, Timios, Inc. entered into a new lease for 4,150 square feet of additional office space at their current headquarters. The term of the lease is two years. The rental cost per month is $7,121 or $170,914 over the term of the lease.

On October 12, 2012 the Company’s stockholders approved the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan. See note 7.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Transition Report on Form 10-K for the six months ended December 31, 2011, as may be updated and supplemented by this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, the “Company,” “the Holding Company,” “we,” “us,” and “our” refer to Timios National Corporation.

Overview

Timios National Corporation (formerly known as Homeland Security Capital Corporation) was incorporated in Delaware on August 12, 1997 under the name “Celerity Systems, Inc.” In August 2005, we changed our name to “Homeland Security Capital Corporation” and changed our business plan to seek acquisitions of and joint ventures with companies operating in the homeland security business sector and, until July 2011, operated soley as a provider of specialized, technology-based, radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. Our corporate headquarters is located in Arlington, Virginia.

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

In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of Fiducia Real Estate Solutions, Inc. or FRES. FRES conducts its operations through three wholly owned operating companies:  1) Timios, Inc., or “Timios”, which is engaged nationally in title and escrow services for mortgage origination, refinance, reverse mortgages and deed-in-lieu transactions; 2) Timios Appraisal Management, Inc. , or “TAM”, which is engaged nationally in residential property appraisals;  and 3) and Default Servicing USA, Inc., or “DSUSA”,which is engaged nationally in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

In July 2012, we changed our name to Timios National Corporation.

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

Although, we experienced net losses for the three and nine month periods ended September 30, 2012 and used net cash in each of our operating, investing and financing activities, our cash is now available to grow our operations instead of servicing debt because we exchanged the majority of our debt with our majority shareholder in August 2012 for equity. The quarter ended September 30, 2012 established a record for our revenue. The overall improvement in our balance sheet, especially our net equity,  has enabled us to approach new and larger customers who regard financial strength in their vendors as a prerequisite to establishing a business relationship.

Results of Operations

The discussion below reflects the results of the Company’s operations for the three and nine months ended September 30, 2012. As a result of the acquisitions of DSUSA and Timios in July 2011 and the formation of TAM in November 2011, we have elected to only make comparisons to the prior year’s results where appropriate or otherwise not misleading.

Management considers Timios, DSUSA and TAM all to be operating in the same industry, real estate services. As a result, management does not measure each company as if it were its own segment and accordingly does not include such segment data in this discussion.

Three Month Period Ended September 30, 2012

Revenue

For the three months ended September 30, 2012, the Company recorded revenue of $5,670,262 as compared to $4,244,389  in the same period of 2011. Of the 2012 revenue Timios recorded $5,600,842, as compared to $2,368,430 for the same period in 2011. The increase of $3,232,412or 137%  is a result of the addition of new customers and increases in volume from exisiting customers. DSUSA recorded $5,155, as compared to $1,875,959 for the same period in 2011. The decrease of $1,870,804 is directly related to the expiration of DSUSA only contract, which expired in November 2011. TAM recorded $64,265 in revenue for the three month period ended September 30, 2012 and was not operational during this period in 2011. Timios’ main source of revenue is derived from title insurance fees and escrow fees. DSUSA derives its revenue from fees associated with the management of properties, which are owned by banks or other mortgage lenders. TAM derives its revenue from residential property appraisals.

Cost of Revenue

For the three months ended September 30, 2012, the Company recorded cost of revenue of $4,570,979 as compared to $2,096,906 in the same period of 2011. Of this cost of revenue Timios recorded $4,259,532, as compared to $1,835,409 for the same period in 2011. The increase of $2,424,123 or 132% is a result of additional labor and overhead costs associated with the addition of new customers and increases in volume from exisiting customers. DSUSA recorded $146,077 as compared to $261,497for the same period in 2011. The decrease of $115,420 or 79% is directly related to lower costs associated with the expiration of its only contract in November 2011, as mentioned above. TAM recorded $165,370 in cost of revenue for the three month period ended September 30, 2012.

Operating expenses

For the three months ended September 30, 2012, the Company recorded operating expenses of $1,231,026 as compared to $2,449,382 in the same period of 2011.  The Holding Company incurred operating expenses of $540,496 during this period compared to $1,066,668 for the three months ended September 30, 2011.  The decrease was primarily due to lower professional fees, including director fees. Timios incurred operating expenses of

$616,168 during the period as compared to $330,066 for the same period in 2011. The increase of $286,102 or 87% is directly attributable to the increase in business year over year. DSUSA incurred $45,946 in operating expenses during the period and compared to $87,093 for the same period in 2011. The decrerase of $41,147 or 47% is of result of the lower costs associated with not supporting the expired contract. TAM recorded operating expenses of $28,416 during the three month period ended September 30, 2012.

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

Other income and expense

For the three months ended September 30, 2012, the Company recorded net other expense of $57,604 as compared to net other expense of $486,263 for the same period of 2011. The Holding Company incurred net other expense of $56,856, which primarily consisted of interest expense reduced by interest income, compared to net other expense of $486,263 for the three months ended September 30, 2011. The decrease of $447,687 or 92.1% is primarily the result of lower interest costs associated with the Company’s debt of which the majority was retired in October 2011. During the three months ended September 30, 2012, Timios recorded net other income of $34,  DSUSA recorded a net other income of $98 and TAM incurred a net other loss of $880.

Net loss

As a result of the foregoing, the Company recorded a net loss of $115,487 before giving regard to non-controlling interests and preferred dividends of $44,858 for the three months ended September 30, 2012. The total net loss attributable to common shareholders was $160,345 for the period.

Nine Month Period Ended September 30, 2012

Revenue

For the nine months ended September 30, 2012, the Company recorded revenue of $15,134,933. Of these revenues Timios recorded $15,004,147, DSUSA recorded $54,711 and TAM recorded $76,075. Since the Company acquired Timios and DSUSA in July 2011 and TAM was started in Novemebr 2011, comparative analysis with the prior year’s nine month period is not presented.

Cost of Revenue

For the nine months ended September 30, 2012, the Company recorded cost of revenue of $12,476,954. Of this cost of revenue, Timios recorded $11,639,827,  DSUSA recorded $451,849 and TAM recorded $385,278.

Operating expenses

For the nine months ended September 30, 2012, the Company recorded operating expenses of $3,158,253  The Holding Company incurred operating expenses of $1,299,951 during this period compared to $2,875,445 for the nine months ended September 30, 2011.  The decrease was primarily due to lower professional fees, including director fees. Also for the nine months ended September 30, 2012, Timios recorded operating expenses of $1,659,727, DSUSA recorded operating expenses of $120,541 and TAM recorded operating expenses of $78,034.

Other income and expense

For the nine months ended September 30, 2012, the Company recorded net other expense of $152,069. The Holding Company incurred net other expense of $130,484, which primarily consisted of interest expense reduced by interest income, compared to net other expense of $1,017,621 for the nine months ended September 30, 2011. The decrease was primarily related to the reduction in accrued interest expense on the Company’s senior debt, which was reduced by the proceeds from the sale of the Company’s homeland security subsidiaries. Timios incurred net other expense of $20,730, DSUSA incurred net other income of $25 and TAM incurred net other expense of $880 for the nine months ending September 30, 2012.

Net loss

As a result of the foregoing, the Company recorded a net loss of $659,218, before the effect of non-controlling interests and preferred dividends of $47,537 for the nine months ended September 30, 2012. The total net loss attributable to common shareholders was $706,755 for the nine month period.

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

As is described in Note 2 to the financial statements contained elsewhere in this filing, the Company’s remaing debt owed to YA has been exchanged for 2,043,810 shares of the Company’s newly authorized Series J convertible preferred stock and a non-recourse note in the amount of $2,311,050. The note is recourse only to the Company’s successful collection of amounts owed it from a note associated with the sale of a former subsidiary and two escrow accounts also associated with the sale of former subsidiaries, the sum of which is the same amount as the non-recourse note in favor of YA. Failure to collect any or all of the aforementioned amounts due the Company will serve as a direct off-set, dollar for dollar, against the non-recourse note, except upon the occurance of a Specified Event of Default (as defined in the note), where the note may become recourse to the Company.

The Company had cash on hand of $1,891,899 at September 30, 2012. Our primary needs for cash are to fund our ongoing operations and our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We will require additional capital to make significant acquisitions in the future.

During the nine months ended September 30, 2012, the Company had a net decrease in cash of $787,158. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We used net cash of $23,203 in our operating activities during the nine months ended September 30, 2012, consisting of loss of $284,834 (net loss of $659,218, less adjustments for non-cash items of approximately $374,384), offset by net provisions of cash totaling approximately $261,631, due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities

We used net cash of $330,674 in our investing activities during the nine months ended September 30, 2012, consisting of collections of notes receivable of $405,461, reduced by $211,179 in cash used to purchase fixed assets, $25,586 in cash invested in intangible assets and payments of contingent consideration of $499,370.

Cash Flows From Financing Activities

We used net cash of $433,281 in our financing activities during the nine months ended September 30, 2012. We made repayments of related party debt of $433,281.

As of September 30, 2012, the Company had a working capital deficit of $199,424.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended September 30, 2012.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As of September 30, 2012, we were not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business

Item 1A.  Risk Factors.

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

TIMIOS NATIONAL CORPORATION

Date: November 13, 2012	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)