Form 10-K
period 2012-12-31
Timios National Corp
filed 2013-03-29
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2012

Commission file number 000-23279

Timios National Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2050585
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4601 Fairfax Drive, Suite 1200

Arlington, Virginia 22203

(address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (703) 528-7073

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered under Section 12(g) of the Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing price at which the common stock last closed was $389,199.

As of March 22, 2013, the registrant had 2,270,526 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, contain or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other things, our:

(a)  ability to pay our outstanding debt;

(b)  projected revenues and profitability;

(b)  future financing plans;

(c)  ability to implement our business and growth strategies;

(d)  ability to effectively compete with our competitors;

(d)  anticipated needs for working capital; and

(e)  liquidity.

Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations  are generally identifiable by the use of forward-looking terminology, such as: “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Various important risks and uncertainties may cause our actual results, performance or achievements to differ materially from the results, performance or achievements, expressed or implied, indicated by these forward-looking statements. For a further list and description of the risks and uncertainties we face, please refer to Part I, Item 1A, of this Annual Report on Form 10-K. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.                                                BUSINESS

General

Timios National Corporation (formerly known as Homeland Security Capital Corporation together with its subsidiaries, shall be referred to as the “Company,” “we,” “us,” “our” and “TNC” ) was incorporated in Delaware in August 1997 under the name “Celerity Systems, Inc.” In 2005, the Company changed its business plan primarily to seek acquisitions and joint ventures and, until July 2011, operated solely as a provider of specialized technology-based radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. In July 2011, we expanded the scope of our operations to include companies operating in the real estate services industry through our acquisition of an intermediary holding company that currently owns three companies:  (1) Timios, Inc. and its subsidiary Timios Escrow, Inc. (“TEI”) (and together with Timios, Inc. “Timios”), which are engaged in providing national title and escrow services; (2) Timios Appraisal Management, Inc. (“TAM”), which is engaged in appraisal management services; and (3) Default Servicing USA, Inc. (“DSUSA”), which is engaged in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

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

On August 28, 2012, we effected a one-for-500 reverse stock split.  Unless otherwise indicated herein, all figures in this report are the post-reverse split figures.

Our corporate headquarters is located at 4601 Fairfax Drive, Suite 1200, Arlington, VA 22203, and our telephone number is (703) 528-7073.

Recent Developments

February 2013 Restructuring

On February 12, 2013, the Company restructured its outstanding indebtedness with YA Global Investments, L.P., (“YA”) in connection with its settlement of certain claims made by Perma-Fix Environmental Services, Inc. (“PESI”) in connection with the Company’s sale to PESI of all of the capital stock of Safety & Ecology Holdings Corporation (“Safety”) under that certain Stock Purchase Agreement dated as of July 15, 2011 (the “Safety Purchase Agreement”).

As previously reported by the Company, as part of the purchase price for the capital stock of Safety (the “Safety Purchase Price”), PESI issued to the Company that certain Non-Negotiable Promissory Note dated October 31, 2011 in the original principal amount of $2,500,000 (the “Original PESI Note”) and deposited into escrow an amount equal to $2,000,000 pursuant to that certain Escrow Agreement, dated as of October 31, 2011 (the “PESI Escrow Agreement”), by and among the Company, PESI and SunTrust Bank, as escrow agent.  Pursuant to the settlement with PESI, among other things, as full and final settlement of all disputes between the parties relating to the Purchase Agreement, (i) the Company and PESI directed SunTrust Bank, as escrow agent under the PESI Escrow Agreement, to release to TNC the balance of the funds being held in escrow in the approximate amount of $500,000 (the “PESI Escrow Funds”) and (ii) the Company forgave $1,229,773.75 of the debt outstanding under the Original PESI Note and replaced the Original PESI Note with a new note in the principal amount of $229,773.75

(the “New PESI Note”). The parties also released each other from any and all other claims, whether known or unknown, with respect to the Purchase Agreement.

The New PESI Note has the same terms as the Original PESI Note, except that the principal amount of $1,459,547.50, including interest, outstanding under the Original PESI Note has been reduced to $229,773.75, and it is no longer secured by the PESI Escrow Funds.

As part of the settlement with PESI, the Company also entered into the Leichtweis Settlement Agreement, with Christopher P. Leichtweis (“Leichtweis”) and certain former investors in the Company signatory thereto (the “Management Investors”). Under the terms of that agreement, the Company, Leichtweis and the Management Investors, among other things, terminated all of their respective rights and obligations under that certain Exchange Agreement, dated as of October 31, 2011 (the “Leichtweis Agreement”), by and among, the Company, Leichtweis, as representative of the Management Investors and the Management Investors signatory thereto, and released each other from certain obligations set forth therein. Under the terms of the Leichtweis Agreement, Leichtweis and the Management Investors canceled their shares of the Company’s Series I Preferred Stock and certain warrants to purchase shares of the Company’s common stock in exchange for a portion of the Purchase Price.

The First Amended and Restated Promissory Note issued by the Company to YA as part of the Company’s restructuring of its debt and equity in August 2012 (see below, “-Debt and Equity Restructuring”) in the original principal amount of $2,311,500 (the “Amended and Restated Non-Recourse Note”) prohibited the Company from, among other things, amending, modifying or otherwise altering the PESI Note, the PESI Escrow Agreement and/or the Leichtweis Agreement.  Thus, as part of the restructuring, YA (i) consented to the Company entering into the settlements with PESI and Leichtweis, (ii) consented to replacing the Existing PESI Note with the New PESI Note, including, without limitation, the proposed debt forgiveness, and (iii) forgave approximately $975,000 of the debt outstanding under the Amended and Restated Non-Recourse Note. In addition, YA agreed to amend and restate the Amended and Restated Non-Recourse Note into the (i) Second Amended and Restated Promissory Note in the original principal amount of $250,000, which is recourse but unsecured, and (ii) the Second Amended and Restated Non-Recourse Promissory Note in the original principal amount of $550,000, which is in substantially the same form as the Amended and Restated Non-Recourse Note, except that the principal amount has been reduced and it is no longer secured by the PESI Escrow Funds. As a result of the restructuring of the Company’s indebtedness, the Company and YA also amended its security agreements with YA, pursuant to which the Collateral (as defined, and more fully described, in those agreements) that secures the Company’s obligations under the Second Amended and Restated Non-Recourse Note is limited generally to all right, title and interest of the Company under the New PESI Note and of CSS Management Inc., the Company’s wholly-owned subsidiary ((f/k/a Corporate Security Solutions, Inc.; “CSS”) under that certain Escrow Agreement, dated August 19, 2011, by and among CSS, Halifax Security, Inc. (“Halifax”) and CSC Trust Company of Delaware, and all supporting obligations, proceeds and products of any of the foregoing, including any insurance, wherever located, whether now owned, or now due, in which the Company and/or CSS has/have an interest or the power to transfer rights, or hereafter acquired, arising, or to become due, or in which the Company and/or CSS obtains/obtain an interest, or the power to transfer rights.

Our History

Operations and Divestiture in the Homeland Security Industry

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

On February 7, 2006, the Company organized Nexus Technologies Group, Inc. (“Nexus”) and purchased a majority of Nexus’s convertible Series A preferred stock, with the result that the Company owned approximately 93% of the outstanding capital stock of Nexus, with the remaining ownership distributed among former management and directors of Nexus.  Simultaneously, Nexus acquired 100% of the common stock of CSS, a security integration firm having operations in the Mid-Atlantic region with a focus on the New York City market.  On August 19, 2011, we entered into an Asset Acquisition Agreement with CSS and Halifax, pursuant to which we sold to Halifax substantially all of CSS’s assets for an aggregate purchase price of $2,796,013 in cash, as adjusted by certain post-closing working capital adjustments. $300,000 of the purchase price was deposited in an escrow account to satisfy any claims for indemnity. We used $1,733,917 of the purchase price to satisfy a portion of our indebtedness to YA.

On August 22, 2006, the Company purchased 3,000,000 shares, or 61.2%, of Series A Convertible Preferred Stock of Security Holding Corp. (“Security”), a company engaged in the development of RFID technology. The remaining 38.8% of the Preferred Stock was owned by management of Security. On July 3, 2007, the Company sold its entire ownership interest in Security to SuperCom, Inc., a wholly owned subsidiary of Vuance, Ltd. The Company received 692,660 shares of Vuance, Ltd. common stock in exchange for its Series A Convertible Preferred Stock of Security.

On September 15, 2006, the Company formed Polimatrix, Inc., (“PMX”), and, on September 18, 2006, entered into a U.S.-based joint venture with Polimaster, Inc., (“PMR”), a company focused on radiological detection and isotope identification, pursuant to which the Company owned 51% of PMX and PMR owned the remaining 49%. On April 30, 2011, PMX was administratively dissolved, as it no longer had any operations.

On March 13, 2008, the Company entered into an Agreement and Plan of Merger and Stock Purchase Agreement with Safety and certain persons named therein (“Safety”). Pursuant to the Safety Purchase Agreement, the Company purchased 10,550,000 shares of Safety’s Series A Convertible Preferred Stock for an aggregate purchase price of $10,550,000. The Company effectively acquired 100% of Safety, subject to future management equity incentive. On July 15, 2011, we entered into a Stock Purchase Agreement with PESI, pursuant to which PESI agreed to purchase 100% of the outstanding capital stock of Safety, which transaction closed on October 31, 2011.  The Safety Purchase Price consisted of an aggregate purchase price of (i) $15,888,006, in cash, and (ii) the PESI Note, which was in the original principal amount of $2,500,000. In addition, $2,000,000 of the cash was deposited in an escrow account (the PESI Escrow Funds referenced above) to satisfy claims for indemnity under the Safety Purchase Agreement. On December 31, 2011, the Company and PESI agreed to an indemnity claim in the amount of $1,500,000, reducing the balance of the PESI Escrowed Funds to $500,000. We used $12,651,910 of the cash consideration to satisfy a portion of our outstanding indebtedness to YA. (see Note 16 — Subsequent Events)

Current Operations in the Real Estate Services Industry

On July 5, 2011, we completed the acquisition of all of the assets of Default Servicing, LLC, (“Default”) pursuant to that certain Asset Purchase Agreement, dated as of June 22, 2011, by and among us, DSUSA, Default and DAL Group, LLC (“DAL”), the sole member of Default. In consideration for the assets, we paid an aggregate purchase price of $480,000 in cash. In addition, we had agreed to pay up to an additional amount of approximately $2.9 million in contingent payments, subject to the achievement of specified net revenue measurement metrics during each calendar month through 2014.  As of December 31, 2011, we made contingent payments of approximately $1,008,691. On December 29, 2011, DSUSA reached an agreement with DAL, whereby DAL accepted a lump sum payment of $200,000 in exchange for the extinguishment of all future contingent payments specified in the Asset Purchase Agreement.

On July 6, 2011, the Company formed a limited liability company, Fiducia Holdings, LLC (“Holdings”), a Delaware limited liability company, and, on July 29, 2011, in exchange for the payment of the consideration for the acquisitions of Timios and Default and certain other consideration, the Company received 80 Class A membership units of Holdings.  In addition, C. Thomas McMillen, the President, Chief Executive Officer and Chairman of the Company, and Michael T. Brigante, the Chief Financial Officer of the Company, received 15 and 5 Class B membership units in Holdings, respectively, both for nominal amounts, which units entitled them to a 20% carry and a pro rata participation in any distributions made by Holdings after the repayment of all capital contributions, dividends and any loans to the Company as a Class A member. On December 28, 2011, the Company formed Fiducia Holdings Corporation, (“FHC”), a Delaware Corporation. Effective December 31, 2011, the Company exchanged its 80 Class A membership units in Holdings for 145 Series A preferred shares and 51 shares of common stock of FHC and Messrs. McMillen and Brigante exchanged their 15 and 5 Class B membership units in Holdings, respectively, for 37 and 12 shares of common stock in FHC, respectively.

On July 29, 2011, we completed the acquisition of all of the issued and outstanding capital stock of Timios, pursuant to that certain Stock Purchase Agreement, dated as of May 27, 2011, by and among us, Timios Acquisition

Corp., an indirect and majority-owned subsidiary of the Company, DAL and Timios, a wholly-owned subsidiary of DAL. In consideration for such capital stock, we paid an aggregate purchase price consisting of: (a) $1,150,000 in cash, subject to certain working capital adjustments, and (b) an aggregate of up to an additional $1,350,000 in contingent payments, subject to the achievement of specified net revenue measurement metrics, as set forth in such Stock Purchase Agreement.  As of December 31, 2011, we agreed to a reduction in contingent payments in the amount of approximately $329,152 representing a working capital shortfall. As of January 31, 2013, there are no remaining contingent payments.

Also on July 29, 2011, in exchange for $1,800,000, Holdings acquired 100% of the common stock, par value $0.001 per share, and 80% of the Series A Preferred Stock, par value $0.001 per share, or Series A Preferred, of Fiducia Real Estate Solutions, Inc., (“FRES”), a holding company formed by us for the purpose of acquiring companies in the real estate services industry.  Trevor Stoffer (“Stoffer”), Raymond Davison (“Davison”), Leonard Splane (“LSplane”), Timothy Splane (“TSplane”), Yutaka Sarumaru (“Sarumaru”) and Ross English (“English,” and with Stoffer, Davison, LSplane, TSplane and Sarumaru, the “Timios Management”) also invested in the Series A Preferred of FRES. FRES, at the time, was 80% owned by the Company, through its equity ownership in FHC, and 20% owned by Timios Management. FRES, in turn, owns 100% of the capital stock of each of Timios and DSUSA.

On November 14, 2011, we formed TAM. TAM is a wholly-owned subsidiary of FRES.

Restructuring of Debt and Equity

In June 2012 and effective July 2012, our stockholders voted to amend our Certificate of Incorporation, which among other things (1) changed our name to Timios National Corporation, (2) changed the amount of our authorized capital stock from 2,000,010,000 to 55,000,000 shares and designated 50,000,000 shares as common stock and 5,000,000 shares as preferred stock, and (3) approved a 1-for-500 reverse split of our then outstanding common stock.

On August 28, 2012, the Company, YA Global Investments, L.P., (“YA”), C. Thomas McMillen (“McMillen”), Michael T. Brigante (“Brigante”), Stoffer, FFZ Family Trust (“FFZ” and, with Stoffer, McMillen and Brigante, the “Management”) and the Timios Management entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which all parties agreed to exchange certain debt and securities owned by them for Series J Preferred Stock of the Company, par value $0.01 per share (the “Series J Preferred”). In accordance with the terms of the Exchange Agreement (collectively the “Exchange”), specifically:

•                  YA exchanged (i) 9,549 shares of the Company’s Series H Preferred Stock, par value $0.01 per share (the “Series H Preferred”), and all rights, title and interest therein, including, without limitation, any accrued dividends; (ii) 1,000,000 shares of the Company’s Series F Preferred Stock, par value $0.01 per share (the “Series F Preferred”), and all rights, title and interest therein, including, without limitation, any accrued dividends; (iii) warrants numbered HOMS-5-1 and HOMS-5-2 issued on March 14, 2008 (the “Warrants”) for the purchase of up to an aggregate of 166,667 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”); and all rights, title and interest in the YA Notes (as defined below), for an aggregate of 2,043,810 shares of Series J Preferred:

•                  Amended and Restated Non-Recourse Promissory Note dated August 28, 2012 (the “Second Amended and Restated Non-Recourse Note”) in the original principal amount of $970,608.56 issued by the Company in favor of YA;

•                  Promissory Note issued November 28, 2008 (the “November 28 Promissory Note”) in the original principal amount of $71,344.75 issued by the Company in favor of YA;

•                  Promissory Note issued November 26, 2008 (the “November 26 Promissory Note”) in the original principal amount of $178,655.21 issued by the Company in favor of YA;

•                  Secured Promissory Note issued March 14, 2008 (the “First March 2008 Promissory Note”) in the original principal amount $878,923.42 issued by the Company in favor of YA; and

•                  Secured Promissory Note issued March 14, 2008 (the “Third March 2008 Promissory Note” and, collectively, with the Second Amended and Restated Note, November 28 Promissory Note, November 26 Promissory Note and First March 2008 Note, the “YA Notes”) in the original principal amount of $6,310,000.00 issued by the Company in favor of YA;

•                  The Management exchanged an aggregate of 350 shares of Series H Preferred, and all rights, title and interest therein, including, without limitation, any and all accrued dividends, in exchange for an aggregate of 146,667 shares of the Company’s Series J Preferred;

•                  The Timios Management exchanged an aggregate of 500,000 shares of Series A Preferred Stock, par value $0.001 per share (the “FRES Preferred”) of Fiducia Real Estate Solutions, Inc. (“FRES”) and all rights, title and interest therein, including, without limitation, any and all accrued dividends, in exchange for an aggregate of 428,571 shares of the Company’s Series J Preferred and 307,985 shares of common stock; and

•                  McMillen and Brigante exchanged an aggregate of 49 shares of common stock, par value $0.001 per share (the “Fiducia Holdings Shares”), of Fiducia Holdings Corporation (“Fiducia Holdings”) for an aggregate of 95 shares of the Company’s Series J Preferred and 1,759,288 shares of the Company’s common stock.

Concurrently with, and as a condition precedent to the Exchange, the Secured Promissory Note issued March 14, 2008 (the “Second March 2008 Note”) in the original principal amount of $6,750,000.00 issued by the Company in favor of YA was amended and restated into two non-recourse promissory notes, the first of which was the First Amended and Restated Non-Recourse Note and the second of which was the Second Amended and Restated Non-Recourse Note (as defined above), which Second Amended and Restated Non-Recourse Note, along with the other YA Notes, was exchanged for shares of Series J Preferred, as described above. All accrued and unpaid interest under the Second March 2008 Note was incorporated into the principal balances of the First Amended and Restated Non-Recourse Note and the Second Amended and Restated Non-Recourse Note and therefore, on the date on which the First Amended and Restated Non-Recourse Note and the Second Amended and Restated Non-Recourse Note were issued, there was no accrued and unpaid interest thereunder. (see Note 10 — Exchange Agreement)

The acquisitions and restructuring discussed above, along with the recent developments and the sale of our subsidiaries that operated in the homeland security industry, initiated a change in the Company’s business strategy by effectively changing our overall focus to pursuing lines of business outside of the homeland security industry sector. Although the Company has not dismissed future acquisitions in the homeland security industry sector or any other industry sector, our primary focus will be in the real estate services industry sector.

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

Our goal is to become a leading consolidator of product and service companies. We believe that our strong intergovernmental relationships, the operating and acquisition expertise of our management team and our ability to address the needs of our subsidiary management teams will allow us to achieve our goal of being a “consolidator of choice” of acquisition candidates.

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

We engage in an ongoing planning and assessment process through our involvement and engagement in the development of our companies. Our executive officers, directors and advisors provide mentoring, advice and guidance to develop the management of our companies. Our executive officers will generally serve on the boards of directors of our subsidiary companies and work with them to develop and implement strategic and operating plans. Achievement of these plans is measured and monitored through reporting of performance measurements and financial results within our subsidiaries.

We believe our business model provides us with certain competitive advantages. Our decentralized management approach allows managers of our acquired companies to benefit from the economies of a larger organization while simultaneously retaining local operational control, enabling them to provide flexible and responsive service to customers. Such an approach could, however, limit possible consolidation efficiencies and integration efforts. In addition, although our management team has experience in acquiring and consolidating businesses, we may have limited experience in the specific business sectors that we may select for consolidation. We, therefore, expect to rely in part upon management of acquired companies, our directors or advisors who are experienced in the sectors that we may pursue for acquisition and consolidation.

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

Our Platform Company

We conduct our operations through one wholly-owned subsidiary, FRES.  FRES provides products and services through its three wholly-owned subsidiaries: Timios, DSUSA and TAM, which include title and escrow services for mortgage origination and refinance, reverse mortgages, real estate owned, deed-in-lieu transactions, real estate-owned liquidation services to institutional REO customers and property appraisal services, respectively.

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

Subsidiaries

Timios, Inc.

Timios is a national title and escrow company licensed to conduct business in forty states and the District of Columbia. The company provides various products and services related to refinance, reverse mortgage, purchase, short sale, deed-in-lieu of foreclosure and REO transactions for banks, direct mortgage companies and mortgage servicing companies. Timios has extended its services to government sponsored enterprises, or GSEs, and continues to develop this business channel.

Timios’ sales efforts are focused on soliciting business from mid- to large-sized banks, mortgage companies and GSEs. Timios differentiates itself by offering an end-to-end, nationwide solution, resulting in improved service and increased efficiencies. The company operates in a completely paperless environment and utilizes automated workflows to facilitate the servicing of each transaction. Customers are provided access to the “real time” status of all documents regarding their transaction. The information is available to customers 24 hours per day, 7 days a week and 365 days a year via the company’s website or through direct integration into the client’s system. This unique solution allows Timios to provide improved, guaranteed levels of service to its clients while realizing operating efficiencies that allow for a competitive cost structure. Timios also provides, on its website, an industry unique good faith estimate calculator which guarantees the quoted title and settlement costs to prospective customers.

Timios’ management team combines over 80 combined years of experience in the title insurance and escrow services business. Prior to starting Timios, the current management team grew a former company from a start-up venture to a company with approximately $100,000,000 in revenue over the course of three years. In 2008, after leaving their former company group, the management group founded Timios with the goal of delivering similar products and services with improved technology and operational structures.  Through cumulative industry experience, the management team has developed numerous relationships, providing Timios with a large core group of loyal customers that are essential to its long term success.

Locations

Timios is headquartered in Westlake Village, CA. This location serves as the company’s office for the entire administrative staff and also serves as a service center for customers operating in the Pacific time zone. The company also has offices in Pittsburgh, Pennsylvania and Plano, Texas, which serve as service centers for customers operating in the Eastern and Central time zones, respectively. Additionally, the company maintains three satellite offices in states that require a physical presence to conduct title insurance business in those states.

Default Servicing USA, Inc.

DSUSA is an asset management company that offers nationwide services to clients by providing a full range of services for the REO industry to banks, financial institutions and mortgage companies. Their services include comprehensive property management and marketing for non-performing properties through the close of escrow and the conformation of funds. We take complete control of properties from assignment to closing with our staff of dedicated professionals. We keep clients informed of our current progress by providing timely reports that are customized to meet client specific requirements. Our value proposition and flexibility consistently meet our customers’ expectations in the default marketplace.

Our specific services include multiple listing services (MLS), pre-foreclosure valuation and asset preservation, property inspections and pricing options, eviction management, negotiation of sales contracts, complete accounting and reporting, expense management, title and management curative procedures, title searches, property compliance management, ongoing property preservation, closing facilitation and contract negotiations. We believe this full suite of services distinguishes us from many of our peers, who traditionally only offer a portion of these services.

We market our services to national and regional banking institutions and mortgage companies. Additionally, we are in contact with investors who have purchased large underperforming property portfolios to manage the sale or rental of these properties. Finally, offer our services to Freddie Mac, Fannie Mae, Department of Housing Services, or DHS, Department of Agriculture and various other GSE’s who, as a result of the economy’s effect on housing, have large portfolios of underperforming or non-performing properties.

DSUSA’s management team has over 40 combined years of experience in the REO industry. Prior to joining DSUSA, the management spent most of their careers in the banking industry. We believe this combination of experience and knowledge gives DSUSA an advantage over many of our competitors. Further, we believe the management team has the relationships to allow us to attract specific customers seeking to find a turn-key solution to their asset management needs.

Location

DSUSA is headquartered in Pittsburgh, PA. This shared location serves as the company’s operational and administrative office.

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

Specifically, our services include full appraisals, quality control reviews, foreclosure appraisals, drive-by appraisals and other valuation and inspection products and services. We deliver our appraisal results via direct electronic upload to our client’s systems, as well as delivery directly to our client’s place of business assuring adherence to the latest regulatory formats.

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

Locations

TAM is headquartered in Pittsburgh, PA. This shared location serves as the company’s administrative and operations service center.

Investments

The Company holds 692,660 common shares in Vuance, Ltd. (OTCQB: VUNCF). The Company received these shares as consideration for the sale of a subsidiary in July 2007. The Company classifies these shares as “available-for-sale” for financial reporting purposes and, accordingly, adjusts the carrying value of the shares at the closing market price on the valuation date by recording an increase or decrease in the carrying value of this investment and a corresponding increase or decrease in shareholders’ equity. At June 30, 2010, the Company believed that there was not a liquid market for these shares and accordingly reduced the carrying value of this investment to zero. The Company reviewed the market conditions at December 31, 2012, and determined the illiquid market condition still existed and therefore has not changed the value of these shares. (see Note 7 — Fair Value Measurements)

The Company measures impairment of its investments on a monthly basis and adjusts the carrying amounts accordingly.

Significant Customers

Timios

Timios generates approximately 76% of total revenues from transactions with ten customers. Management believes that as Timios continues to acquire additional customers, there will be no material concentration of customers contributing to a significant portion of revenue.

DSUSA

DSUSA currently does not have any significant customers. (see Note 14 — Commitments and Contingencies)

TAM

TAM generates all of its revenue from seven customers. Management believes that as TAM continues to expand its appraisal network and acquire additional customers, there will be no material concentration of customers contributing to a significant portion of revenue.

Significant Suppliers

Timios

Timios relies on numerous supplier relationships to provide its services to its customers. While its critical technology solutions are secured under long term contracts, the remaining relationships with data and service providers have no contractual arrangements.  As a result, we may be subject to volume capacity restrictions, priority fulfillment or vendor availability. These suppliers may also experience their own outages, resulting in corresponding delays in our service delivery times, which could prevent us from achieving, agreed upon service levels to our customers. Additionally, Timios utilizes a network of abstractors to obtain property search data in counties where title plants have not been introduced and a network of notaries to conduct signing throughout the U.S. Management believes that the company has numerous alternatives should any of these relationships not continue.

DSUSA

DSUSA is able to obtain the products or services they require from various suppliers and does not have a specific concentration of supply from any one supplier.

TAM

TAM relies on a network of appraisers to provide property appraisal services. Management believes that the company has numerous alternatives should any of these relationships not continue.

Patents and Proprietary Rights

Timios, DSUSA and TAM do not have any patents. They rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect their technology, intellectual property and proprietary rights. Despite their efforts to protect their rights, unauthorized parties may attempt to copy aspects of their services or to obtain and use information that they regard as proprietary. Policing unauthorized use of their technology and services is difficult. In addition, the laws of many states do not protect their rights in information, materials and intellectual property that they may regard as proprietary. There can be no assurance that their means of protecting their rights in proprietary information, processes and technology will be adequate or that their competitors will not independently develop similar information, technology or intellectual property (see “Risk Factors” beginning on page 15).

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

Timios’ principal national competitors are Fidelity National Title, Inc., First American Corp., Old Republic International Corp. and Stewart Information Services Corp in addition to many regional and local competitors.  Management believes that these top four underwriters insure over 90% of the national market, and most states are dominated by only two or three of these underwriters.

DSUSA. DSUSA is engaged in highly competitive businesses in which most of the customers depend on excellent service levels, competitive pricing and good reputation. DSUSA has competition both on a regional and national scale. Regionally, DSUSA competes with smaller, privately-owned companies that seek only to provide services within a specific region, mostly identifying themselves with local or regional banks and attorneys. Nationally, DSUSA competes with the national title insurance companies, who often have asset management divisions or subsidiaries. However, DSUSA believes that its quality of service, aggressive pricing, excellent reputation and management knowledge gives it a competitive advantage among many of their competitors.

TAM. TAM is engaged in a highly competitive business in which most customers depend on competitive pricing and excellent reputation. TAM has competition on a local, regional and national scale. Locally, TAM competes with in-town individual appraisers who typically focus on the local residential market. Regionally, TAM competes with smaller, privately-owned companies that seek to provide services within a specific region, often for repeat customers. Nationally, TAM competes with the national title insurance companies, who often have property appraisal divisions or subsidiaries. TAM’s management believes that through its quality of service, fair pricing, established reputation and its management experience and knowledge it will be able to compete successfully in the local, regional and national markets.

Supply Availability

Other than Timios’ long term contract for technology services and agreements to access certain title and property information, we do not have any written agreements with our suppliers. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the supply sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition and results of operations. Moreover, a prolonged inability to obtain alternative sources of supply could have a materially adverse effect on our relations with our customers.

Generally, we find the products and services necessary for our operations to be readily available, either from the general marketplace or through our current suppliers.

Federal and State Government Regulation

Regulation and standards from federal and state governments is a significant consideration in delivering our real estate and appraisal services. In order to conduct business in the title insurance marketplace, with a few exceptions, we must be licensed in each state where we intend to act as a title or escrow agent. Additionally, we may be subject to certain working capital restrictions in various states where we act as an escrow agent. We may be subject to various laws, regulations and requirements relating to such matters as physical presence in a jurisdiction in which we intend to conduct business. Also, we are required to maintain a real estate broker’s license to conduct transactions in the REO asset management segment of our business. The regulations potentially material to our business are summarized below.

Title Insurance. Title insurance is regulated through the Department of Insurance of each state. A title agent is often required to pass certain testing requirements that help provide assurance that the appropriate knowledge is present within the management team. Additionally, states may also require surety bonds, capital requirements and extensive background checks on management. Prior to obtaining a license, title agents are also required to obtain an underwriter appointment, which requires an extensive audit prior to the underwriter entering into an underwriting contract with the title agent.

Escrow Services. In most states, escrow services fall under the Department of Insurance. In some states, escrow licensing falls under a separate government entity, such as the Department of Financial Institutions. Navigating these licensing requirements is difficult and a great deal of time and effort is required to assure proper licensing is attained and continually renewed.

Appraisal Services. Appraisal services are regulated differently by each state. Some states require licensing, while other states require only registration. The states that require licensing require management to complete affidavits regarding their personal and professional background and submit to background checks. Certain states may require a physical presence in the state or jurisdiction in which appraisals are being performed. Tracking these requirements is difficult and expensive, and a large amount of time and effort is required to assure proper regulatory adherence is met. Additionally, we are continually implementing controls and procedures in anticipation of more stringent regulations to ensure compliance, which requires our management to be familiar with all state requirements.

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

Employees

As of March 22, 2013, we had a total of 155 employees. Of these employees, 146 were employed by Timios and its subsidiaries; 1 was employed by DSUSA; 6 were employed by TAM; and 2 were employed at our corporate headquarters. All but 3 of our employees are full-time.

We are not subject to any collective bargaining agreements and consider our relations with our employees to be good.

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

Although we have raised capital totaling approximately $23,250,000 in gross proceeds since August 2005, we have had working capital shortages in the past. Our consolidated financial statements for the period ended December 31, 2012, indicate that we have a working capital deficit of $163,833. Based on the amount of capital we have remaining, we anticipate that we may have working capital shortages in the future unless we are able to substantially increase our revenue and reduce our expenses, thereby generating continuous positive cash flow from operations and, ultimately, operating income.

We are unable to predict whether we will be successful in our efforts to generate continuous positive cash flow or maintain profitability. If we are not successful, we may not be able to continue as a going concern.

We may need to raise additional capital on terms unfavorable to our stockholders.

Based on our current level of operations, we believe that our cash flow from operations will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for at least the next 12 months.  However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the industries in which we operate. Further, our acquisition strategy will likely require additional equity or debt financings, which may or may not be on favorable terms. Such financings could also be required to support our recently acquired operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our newly acquired businesses.

We have raised capital and issued securities since the commencement of our operations, which has resulted in dilution (and will result in future dilution upon future stock conversions) to our existing stockholders. We will likely issue more securities to raise additional capital or to obtain other services or assets, which may result in further substantial dilution to our existing stockholders.

Since August 2005, we have raised gross proceeds in the amount of approximately $23,250,000 to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of common stock and convertible preferred stock to investors. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing stockholders.  In addition, our Series J Convertible Preferred Stock (the “Series J Stock”), has significant restrictions and penalties on our ability to raise any additional capital. If we raise additional working capital, we will have to issue additional equity at prices that will dilute the interests of our existing stockholders, unless the holders of such Series J Stock agree to amend or waive such rights.

Our outstanding Series J Stock and common stock options may make it difficult for us to obtain additional capital on reasonable terms.

As of December 31, 2012, we had Series J Stock outstanding that is convertible into approximately 8,513,549 shares of common stock. If all of the outstanding Series J Stock were to be converted, they would represent approximately 79% of our outstanding common stock on a fully diluted basis. Future investors will likely recognize that the holders of the Series J Stock will only convert their shares to acquire our common stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

We are a holding company and depend on distributions from our subsidiaries for cash.

We are a holding company with no substantial operations of our own.  Our principal assets are investments in our operating subsidiaries. Our ability to pay dividends, interest on our outstanding debt or our other obligations is dependent on the ability of our subsidiaries to pay dividends or make other distributions or payments to us. If our operating subsidiaries are not able to pay dividends to us, we may not be able to meet our financial obligations.

In addition, our title insurance subsidiary, Timios, and our subsidiary, Timios Escrow, Inc., must comply with state laws which require them to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that they can distribute to us. Compliance with these laws will limit the amounts that subsidiaries can dividend to us.

We have a limited operating history, especially in the real estate services industry, which makes it difficult to evaluate our current business and future prospects and may cause our revenues to decline.

We used to consolidate companies in the homeland security business sector and we now consolidate companies in the real estate service business sector. Until our acquisition of NTG (formerly known as Nexus) in 2006, our joint venture with Polimaster in 2006 and our acquisition of Safety in March 2008, we had not generated any revenues since 2002, other than interest income on our cash.  In addition, we have exited the homeland security industry and, over the course of the last six quarters, have entered into the real estate services industry through our acquisition of Timios and Default and our startup of TAM. Our ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of such businesses and any additional acquisitions, and the successful integration and consolidation of those businesses. No assurances can be given that we will be successful in generating revenues and earnings based on our business model.

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring or holding our shares may be unable to resell their shares at a profit as a result of this volatility.

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of technological innovations or new products by us or our competitors, delays in our product development and marketing, and other events and factors over which we have no influence or control. The securities markets themselves have experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices.

If persons engage in short sales of our common stock, the price of our common stock may decline.

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

Capital markets are currently experiencing a period of disruption and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the United States capital markets has impacted the broader worldwide financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These global conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets could materially and adversely affect the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

The current economic conditions and financial market turmoil could adversely affect our business and results of operations.

Economic conditions remain difficult with the continuing uncertainty in the global credit markets, the European Union, the financial services industry and the United States capital markets and with the United States economy as a whole experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. We believe the current economic conditions and financial market turmoil could adversely affect our operations, business and prospects, as well as our ability to obtain funds. If these circumstances persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

We reported in this Annual Report on Form 10-K that we did not have any material weaknesses for the period ended December 31, 2012, with respect to our internal control over financial reporting. If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our business.

We are dependent upon key personnel who would be difficult to replace and whose loss could significantly impede our development.

The Company believes that its success depends principally upon the experience of C. Thomas McMillen, its Chairman, Chief Executive Officer and President, Michael T. Brigante, its Chief Financial Officer and Trevor Stoffer, its Chief Operating Officer, as well as the senior management and directors of its operating subsidiaries.  Although Messrs. McMillen, Brigante and Stoffer have substantial experience in acquiring and consolidating businesses, our acquired companies’ personnel do not have significant experience in managing companies formed for the specific purpose of consolidating one or more companies. Additionally, Messrs. McMillen and Brigante do not have experience in managing companies in the real estate service industries. As a result, the Company likely will rely significantly on the senior management of the businesses it acquires. Such acquired senior management may not be suitable to the Company’s business model or combined operations. If the Company loses the services of one or more of its current executives, the Company’s business could be adversely affected. The Company may not successfully recruit additional personnel and any additional personnel who are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. Further, although we have employment agreements with Messrs. McMillen, Brigante and Stoffer, there can be no assurance that the entire term of their employment agreements will be served or that the employment agreements will be renewed upon expiration.

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

We do not expect to pay dividends with respect to our common stock, which may hinder our ability to attract additional capital.

The Company has not paid any dividends on its common stock to date.  The terms of our outstanding Series J Stock restrict our ability to pay dividends.  Assuming we were permitted to pay dividends, the payment of any dividends is within the discretion of the Company’s Board of Directors. The Board of Directors expects to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends on our common stock in the foreseeable future.

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

Risks Related to the Real Estates Services and Industry

If adverse changes in the levels of real estate activity occur, the revenues of our Timios, TAM and DSUSA subsidiaries may decline.

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

We hold customers’ assets in escrow at various financial institutions, pending completion of real estate transactions. These assets are maintained in segregated bank accounts. Failure of one or more of these financial institutions may lead us to become liable for the funds owed to third parties and there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.

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

Title insurance rate regulation could have an adverse impact on the Company’s results of operations.

Rates for title insurance vary by state and are subject to extensive regulation. The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator. This regulation could impact the Company’s ability to adjust prices in the face of rapidly changing market conditions, which could adversely affect results of operations.

Because our Timios subsidiary is dependent upon a few states for a substantial portion of our title insurance premiums, our business may be adversely affected by regulatory conditions in those states.

In 2012, Texas, Florida, New Jersey and Pennsylvania represented the largest states for revenue generation and accounted for a substantial portion of the premiums earned by our Timios subsidiary. A significant part of our revenues and profitability are therefore subject to our operations in those states and to the prevailing regulatory conditions in such states. Adverse regulatory developments in these states, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

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

We may be required to warrant our residential appraisals in the future.

We currently do not warrant the accuracy of the value in the residential appraisal reports we deliver to our customers. Large lending institutions often require appraisal management companies to warrant the value delivered in the appraisal report. Because of the highly competitive nature of the residential appraisal industry, we may, in the future, be required to warrant the values in our residential appraisal reports. Such warranties could subject us to continuing liability based on the value of the appraised property. If such warranties are required and our appraisal reports are found to be inadequate, we may be liable for monetary damages, which could have a material adverse effect on our results of operations.

We must comply with wide-ranging federal and state regulations.

As a title insurance agency, Timios must comply with federal and state regulations. Any new regulations may increase our costs of compliance, which could have a material effect on the results of our operations. Title insurance premiums that we charge are subject to various state insurance departments. If title insurance premiums are lowered in a state where we have a large volume of business our operations could be adversely effected. Additionally, regulatory investigations by state departments of insurance are common. Such investigations may result as part of our annual audits or as a result of customer complaints. These investigations could lead to fines or revocation of our license in a state. Either circumstance could have an adverse effect on our business.

Regulatory investigations of the title insurance industry by governmental entities could result in legislation that could adversely impact our results of operations.

The title insurance industry is currently being scrutinized by both federal and state governmental agencies as to whether insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws, among others, have been violated by our competitors. To date, the Company has not received any inquiries; however, the results of these inquiries could lead to further regulation which could adversely affect our results of operations.

The Company could be adversely affected by the possible reform of government-sponsored enterprises.

The federal government is currently in discussions regarding reform of The Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. Fannie Mae and Freddie Mac often require the purchase of title insurance for home loans that they securitize. Changes to these entities could impact the entire mortgage loan process and as a result, could impact the demand for title insurance. The timing and results of reform are currently unknown; however, changes to these entities could adversely impact the Company and its results of operations.

The Company may experience material losses resulting from fraud, defalcation or misconduct.

Fraud, defalcation and other misconduct by the Company’s agents, approved attorneys and employees are risks inherent in the Company’s business. Agents and approved attorneys typically handle large sums of money in trusts pursuant to the closing of real estate transactions. Misappropriation of funds by any of these parties could result in severe title claims. During the early years of the recent economic downturn, the Company experienced abnormally high losses for policies that were issued in 2006 and 2008 due to these factors. Continuation of challenging economic conditions or economic uncertainty could result in further abnormal loss experience from fraud, defalcation and misconduct.

We receive, store and transmit sensitive information about our customers.

As a settlement service provider to financial institutions we routinely are in possession of non-public personal information (NPPI). The NPPI that we collect is considered sensitive information that if compromised could result in legal actions against us. We are bound by contractual and regulatory limitations on disclosure of the information we receive. Should we fail to adequately protect this data, we could be exposed to legal actions. Such legal action may include governmental proceedings and could result in large fines, which would have a negative financial and reputational effect on our business.

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

Until September 30, 2011, we relied on one asset management contract for our asset management business which represented 100% of our total revenue from that subsidiary. We are currently in discussions with several potential customers to provide asset management services. As of December 31, 2012, we have not secured any significant customers or amount of business.

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

The market for our products and services is characterized by rapid change, including, but not limited to, technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make our products and services less attractive. Furthermore, our competitors have access to technology not available to us, which enable them to produce products of greater interest to consumers or at a more competitive cost. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to our customers, evolving industry standards and changing preferences.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

The Company and FRES lease approximately 750 square feet of office space at 4601 Fairfax Drive, Suite 1200, Arlington, Virginia 22203, at a cost of $9,772 per month, inclusive of taxes, utilities and parking.  The lease expires on July 31, 2013.

Timios leases approximately 8,000 and 4,150 square feet of office space at 5716 Corsa Ave., Suite 102 and 201, Westlake Village, California, 91362, respectively, both of which serve as its executive, administrative and operational offices.  Lease payments are $14,157 and $7,121 per month, respectively. The lease payments are inclusive of taxes and utilities. The leases expire on August 31, 2013 and October 14, 2014, respectively.

Timios also leases approximately 4,000 square feet of office space at 2201 West Plano Parkway, Suite 175, Plano, Texas 75075, which serves as a Central Time Zone regional administrative office.  Lease payments are approximately $6,561 per month. The lease payments are inclusive of taxes and utilities. The lease expires on December 31, 2015.

Timios also leases approximately 5,077 square feet of office space at Penn Center West, Building 4, Suite 404, Pittsburgh, Pennsylvania 15276, which serves as an Eastern Time Zone administrative and operational office and also serves as an administrative and operations office for both TAM and DSUSA. The lease payments are approximately $8,462 per month through September 30, 2013 and then escalate to $8,673 per month through September 30, 2014 and finally escalate to $8,885 per month through the expiration of the lease on September 30, 2015. The lease payments are inclusive of taxes and utilities.

Timios also leased approximately 4,000 square feet of office space at 16300 Katy Freeway, Suite 210, Houston, Texas, 77084, which was sublet to an unrelated company during 2012. Lease payments were approximately $1,848 per month and were inclusive of taxes and utilities. The lease expired on December 31, 2012 and was not renewed.

TEI, a licensed California Escrow Agent and subsidiary of Timios, leases property at two locations.  TEI’s Main Office is located at 134 E. Walker Street, Orland, CA 95963.  The Main Office is approximately 1,600 feet and is leased through April 2014.  Lease payments are approximately $2,025 per month through April 30, 2013 and will escalate to $2,100 per month from May 1, 2013 through April 30, 2014.  TEI has submitted an application to open a Branch Office and leases approximately 2,300 square feet at 5716 Corsa Ave., Suite 107, Westlake Village, California, 91362, which will serve as the Branch Office’s operational location in Southern California.  Lease payments at the Branch Office in Westlake Village are approximately $3,947per month. The lease payments are inclusive of taxes and utilities. The lease expires on August 31, 2013.

DSUSA leased approximately 5,908 square feet of office space at 5111 Commerce Crossing Drive, Suite 210, Louisville, Kentucky, 40229, which served as its executive, administrative and operational offices through September 30, 2012.  Lease payments were approximately $7,691 per month and were inclusive of taxes and utilities. DSUSA’s office was relocated to Pittsburgh, Pennsylvania on October 1, 2012 and it now shares office space with TAM at the location mentioned above.

Additionally, Timios maintains three satellite offices in states that require a physical presence to conduct title insurance business in those states.

We believe that our existing facilities are adequate to accommodate our business needs.

ITEM 3.                                                LEGAL PROCEEDINGS

From time to time, we have been, and may be, involved in routine legal proceedings incidental to the conduct of our business, both past and present. We are also subject to certain claims and lawsuits typically filed against real estate services companies, alleging primarily professional errors or omissions.

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

Year 2012	High	Low
4th Quarter (October — December 2012)	$1.58	$0.41
3rd Quarter (July — September 2012)	$10.00	$1.01
2nd Quarter (April - June 2012)	$10.00	$5.00
1st Quarter (January — March 2012)	$15.00	$5.00

Year 2011	High	Low
4th Quarter (October - December 2011)	$10.00	$2.95
3rd Quarter (July — September 2011)	$19.40	$8.00
2nd Quarter (April - June 2011)	$14.25	$8.50
1st Quarter (January — March 2011)	$15.50	$6.55

Holders of our Common Stock

As of March 22, 2013, there were approximately 222 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On August 28, 2012, we issued an aggregate of 2,619,143 shares of our Series J Preferred Stock to members of our management and YA as part of the debt restructuring and equity exchange.  The issuance of these shares is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012, concerning our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,400,000	$0.60	217,820	(1)
Total	1,400,000	$0.60	217,820

(1)                                 Options available for future issuance pursuant to the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”).

Additional information regarding our stock-based compensation awards outstanding and available for future grants as of December 31, 2012 is presented in Note 11 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On February 12, 2013, the Company restructured its outstanding indebtedness with YA in connection with its settlement of certain claims made by PESI relating to the Company’s sale to PESI of all of the capital stock of Safety under the Safety Purchase Agreement.  (see Note 16 — Subsequent Events)

As previously reported by the Company, as part of the Safety Purchase Price, PESI issued to the Company the Original PESI Note in the principal amount of $2,500,000 and deposited into escrow $2,000,000 pursuant to the PESI Escrow Agreement.  Pursuant to the settlement with PESI, among other things, as full and final settlement of all disputes between the parties relating to the Safety Purchase Agreement, (i) the Company and PESI directed SunTrust Bank, as escrow agent under the PESI Escrow Agreement, to release to TNC the balance of the PESI Escrow Funds in the approximate amount of $500,000 and (ii) the Company forgave $1,229,773.75 of the debt outstanding under the Original PESI Note and replaced the Original PESI Note with the New PESI Note in the principal amount of $229,773.75. The parties also released each other from any and all other claims, whether known or unknown, with respect to the Safety Purchase Agreement.

The New PESI Note has the same terms as the Original PESI Note, except that the principal amount of $1,459,547.50, including interest, outstanding under the Original PESI Note has been reduced to $229,773.75, and it is no longer secured by the PESI Escrow Funds.

As part of the settlement with PESI, the Company also entered into the Leichtweis Settlement Agreement, with Leichtweis and the Management Investors. Under the terms of that agreement, the Company, Leichtweis and the Management Investors, among other things, terminated all of their respective rights and obligations under the Leichtweis Agreement, and released each other from certain obligations set forth therein. Under the terms of the Leichtweis Agreement, Leichtweis and the Management Investors canceled their shares of the Company’s Series I Preferred Stock and certain warrants to purchase shares of the Company’s common stock in exchange for a portion of the Purchase Price.

The Amended and Restated Non-Recourse Promissory Note issued by the Company to YA as part of the Company’s restructuring of its debt and equity in August 2012 (see below, “-Debt and Equity Restructuring”) in the original principal amount of $2,311,500 prohibited the Company from, among other things, amending, modifying or otherwise altering the PESI Note, the PESI Escrow Agreement and/or the Leichtweis Agreement.  Thus, as part of the restructuring, YA (i) consented to the Company entering into the settlements with PESI and Leichtweis, (ii) consented to replacing the Existing PESI Note with the New PESI Note, including, without limitation, the proposed debt forgiveness, and (iii) forgave approximately $975,000 of the debt outstanding under the Amended and Restated Non-Recourse Note. In addition, YA agreed to amend and restate the Amended and Restated Non-Recourse Note into the (i) Second Amended and Restated Promissory Note in the original principal amount of $250,000, which is recourse but unsecured, and (ii) the Second Amended and Restated Non-Recourse Promissory Note in the original principal amount of $550,000, which is in substantially the same form as the Amended and Restated Non-Recourse Note, except that the principal amount has been reduced and it is no longer secured by the PESI Escrow Funds. As a result of the restructuring of the Company’s indebtedness, the Company and YA also amended its security agreements with YA, pursuant to which the Collateral (as defined, and more fully described, in those agreements) that secures the Company’s obligations under the Second Amended and Restated Non-Recourse Note is limited generally to all right, title and interest of the Company under the New PESI Note and of CSS under that certain Escrow Agreement, dated August 19, 2011, by and among CSS, Halifax and CSC Trust Company of Delaware, and all supporting obligations, proceeds and products of any of the foregoing, including any insurance, wherever located, whether now owned, or now due, in which the Company and/or CSS has/have an interest or the power to transfer rights, or hereafter acquired, arising, or to become due, or in which the Company and/or CSS obtains/obtain an interest, or the power to transfer rights.

The Company followed the guidelines established by the Financial Accounting Standards Board (FASB) Codification 855-10-25-1 and AU-C 560.07 and recognized, in its December 31, 2012 financial statements and  footnotes included in this Annual Report on Form 10K, the effects of the above subsequent events because these events represent the culmination of conditions that existed as of the balance sheet date.

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

In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of an intermediary holding company that owned three companies, one engaged in title and escrow services for mortgage origination and refinance, reverse mortgages and deed-in-lieu transactions, one engaged in property appraisal services and one engaged in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

In early 2011, we had announced that we were considering strategic alternatives to retire part or all of our debt, including the sale of one or all of our current subsidiaries. Accordingly, we disposed of two of our subsidiaries operating in the homeland security business sector and used the proceeds from the sale of those subsidiaries to retire a portion of our debt to YA. These subsidiaries consisted of Safety, which sale was completed on October 31, 2011 and $12,265,910 of the proceeds from the sale was used to retire debt, and CSS Management Corp. (formerly,

Corporate Security Solutions, Inc.), or CSS, which sale was completed August 19, 2011 and $1,733,917 of the proceeds from the sale was used to retire debt. CSS was a wholly-owned subsidiary of NTG Management Corp. (formerly, Nexus Technologies Group, Inc.), a majority-owned subsidiary of the Company which was dissolved on January 26, 2012. On April 30, 2011, PMX, another homeland security subsidiary, was administratively dissolved.

In August 2012, we changed our name to Timios National Corporation.

The Company conducts its current operations through one wholly-owned subsidiary, FRES. On July 5, 2011, and on July 29, 2011 respectively, FRES, through a newly formed subsidiary, DSUSA, acquired substantially all the assets of Default Servicing, Inc and 100% of the stock of Timios, Inc., respectively. Further, on November 14, 2011, FRES formed Timios Appraisal Management, Inc., or TAM.

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

In June 2012 and effective July 2012, our stockholders voted to amend our Certificate of Incorporation, which among other things (1) changed our name to Timios National Corporation, (2) changed the amount of our authorized capital stock from 2,000,010,000 to 55,000,000 shares and designated 50,000,000 shares as common stock and 5,000,000 shares as preferred stock, and (3) approved a 1-for-500 reverse split of our then outstanding common stock.

In August 2012, the Company, YA, the Management and the Timios Management entered into the Exchange Agreement pursuant to which all parties agreed to exchange certain debt and securities owned by them for Series J Preferred. In accordance with the terms of the Exchange Agreement (collectively the “Exchange”), specifically, YA exchanged all of its Series F Preferred Stock and Series H Preferred Stock, and all rights, title and interest therein, including, without limitation, any accrued dividends, warrants for the purchase of up to an aggregate of 166,667 shares of the Company’s common stock and all rights, title and interest in the notes then outstanding in the aggregate principal amount of approximately $12,848,022 for an aggregate of 2,043,810 shares of Series J Preferred and the First Amended and Restated Non-Recourse Note in the original principal amount of $2,311,500.   In addition:

•                  The Management exchanged an aggregate of 350 shares of Series H Preferred, and all rights, title and interest therein, including, without limitation, any and all accrued dividends, in exchange for an aggregate of 146,667 shares of the Company’s Series J Preferred;

•                  The Timios Management exchanged an aggregate of 500,000 shares of the FRES Preferred and all rights, title and interest therein, including, without limitation, any and all accrued dividends, in exchange for an aggregate of 428,571 shares of the Company’s Series J Preferred and 307,985 shares of common stock;

•                  McMillen and Brigante exchanged an aggregate of 49 Fiducia Holdings Shares for an aggregate of 95 shares of the Company’s Series J Preferred and 1,759,288 shares of the Company’s common stock.

Although, we experienced net losses for the period ending December 31, 2012 and used cash in our investing and financing activities, our cash is now available to grow our operations instead of servicing debt because of the foregoing restructuring of our indebtedness into mostly equity.

Results of Operations

As a result of changing our year end to December from June, the sales of Safety and CSS and the dissolution of NTG and PMX in 2011, management believes that a year over year comparative presentation of our current operations to prior years’ operations would not be informative and may be misleading. Therefore, the discussion below reflects the consolidated accounts of the Company only as of December 31, 2012.  The Company plans to return to comparative year over year and quarter over quarter analysis beginning in 2013, since we will have the appropriate and consistent data for such comparisons.

Management considers Timios, TAM and DSUSA all to be operating in the same industry, real estate services. As a result, management does not measure each company as if it was its own segment and accordingly does not include such segment data in this discussion.

The Company has measured the impact of inflation and changing prices on operating expenses and net income for periods included in this Annual Report on Form 10-K. We have concluded that there has not been a material impact to our financial position, results of operations or cash flows from inflation or changing prices this period.

Period Ended December 31, 2012

Revenue

We recorded $22,000,484 in revenue from operations for the period ended December 31, 2012. Of this revenue, Timios recorded $21,671,803, TAM recorded $265,945 and DSUSA recorded $62,736 during the period.

Timios’ main source of revenue is derived from title insurance fees and escrow service fees. TAM derives its revenue from residential property appraisals. DSUSA derives its revenue from fees associated with the management of properties, which are generally owned by banks or other mortgage lenders.

Cost of revenue

We recorded $17,894,910 in cost of revenue for the period ended December 31, 2012. Of this cost, Timios recorded $16,665,956 or 76.9% of its revenue, TAM recorded $649,191 or 244.1% of its revenue and DSUSA recorded $579,763 or 924.1% of its revenue.

Timios’ cost of revenue consist primarily of costs associated with title insurance, abstractors, notaries and certain direct labor costs of employees. TAM’s cost of revenue is associated with the cost of appraisers, who perform all of its property appraisals and certain direct labor costs of employees. DSUSA cost of revenue is directly associated with direct costs of employees.

Operating expenses

We recorded $4,391,142 in operating expenses for the period ended December 31, 2012. Timios recorded $2,386,845 or 11.0% of its revenue, TAM recorded $129,797 or 48.8% of its revenue and DSUSA recorded $136,275 or 217.2% of its revenue.  The Holding Company recorded $1,738,225 in operating expenses or 7.9% of overall revenue during this period.

Operating expenses consist of indirect personnel costs, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing, professional services such as legal and accounting and general and administrative costs. Additionally, in the case of the Holding Company, costs associated with being a public company, such as shareholder expenses, filing fees, director fees and certain audit fees are included. To the extent possible, the Company has eliminated costs associated with redundant services carried on at each location by centralizing such activities.

Other income and expense

We recorded net other expense of $2,383,253 for the period ended December 31, 2012. Timios recorded net other expenses of $20,723, TAM recorded net other expenses of $1,180 and DSUSA recorded net other expense of $2,312,949. DSUSA’s $2,312,949 in net other expenses, was due to the total impairment write down of its goodwill originally recorded in July 2011 upon the purchase of its assets. The Holding Company recorded net other expense of $48,401, primarily consisting of interest expense of $178,078 on its related party debt and miscellaneous other expenses of $23,880 offset by interest income of $97,617 on its note receivable from the sale of its Safety subsidiary, debt extinguishment of $54,728 and miscellaneous other income of $1,212.

Net income

As a result of the foregoing, the consolidated Company’s net loss before taxes, non-controlling interests and preferred stock beneficial conversion features was $2,668,821 for the period ended December 31, 2012. Of this loss, $2,312,974 resulted from the impairment of goodwill associated with DSUSA as discussed in Note 8 found elsewhere in this Annual Report.

After giving consideration to the effect of state income taxes of $93,114, non-controlling interests of $29,745 and preferred stock beneficial conversion features of $17,792 the consolidated Company’s net loss was $2,809,472 for the year ended December 31, 2012.

Liquidity and Capital Resources

From August  2005 through March 2008, the Company operated and acquired businesses using funding from the issuance of its common stock, preferred stock and convertible debt to YA (formerly known as Cornell Capital, L.P.) totaling approximately $23,250,000. In 2011, the Company sold two subsidiaries (Safety and CSS) and $14,385,830 of the proceeds from these sales was used to reduce the debt owed YA. From November 2011 to July 2012, the Company paid YA an additional $1,053,600 from funds received under a note payable from the purchaser of Safety. In August 2012, YA agreed to exchange $5,553,778 of their remaining debt, including interest and accrued dividends, for additional equity in the Company (see Note 10 — Exchange Agreement).  At December 31, 2012, the Company owed YA approximately $2,240,000, consisting of a non-interest bearing, non-recourse note, secured by only a note due to the Company as a result of its sale of Safety (approximately $1,440,000, not including interest of approximately $71,000) and two escrow accounts due the Company, one from the sale of Safety ($500,000) and one from the sale of CSS ($300,000). As a result of the repayment of debt and the exchange of debt for equity, as described above, the Company believes it has considerably strengthened its balance sheet and now has the opportunity to use cash generated from operations to grow and expand its business and seek possible acquisitions.

The Company had cash on hand of $1,565,758 at December 31, 2012. Our primary needs for cash are to grow and expand our business and to make additional acquisitions of businesses that provide products and services in our target industries. We will require significant additional capital in order to make additional acquisitions.

During the period ended December 31, 2012, the Company’s operations had a net decrease in cash of $1,113,299. The Company’s sources and uses of funds were as follows:

Cash Flows From Operating Activities

We provided net cash of $65,323 in our operating activities during the period ended December 31, 2012, consisting of a loss of $79,335 (net loss of $2,761,935, less adjustments for non-cash items of approximately $2,682,600), offset by net provision of cash totaling approximately $144,658, due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities

We used net cash of $727,141 in our investing activities during the period ended December 31, 2012, consisting of collections of notes receivable of $405,362, reduced by $353,091 in cash used to purchase fixed assets, and payment of contingent consideration of $779,412.

Cash Flows From Financing Activities

We used cash of $451,481 in financing activities during the period ended December 31, 2012, consisting entirely of repayment of related party debt.

As of December 31, 2012, the Company had a net working capital deficit of $163,833.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements during the period.

Critical Accounting Policies and Estimates Used in Operations

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

Revenues are derived primarily from services performed in real estate transactions related to title insurance, escrow services, property appraisal and asset management. Revenues are recorded upon the closing of the real estate transaction and are generally paid out of escrow or upon the delivery of a property appraisal report.

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

Contingent Consideration — The Company has initially recorded a liability of approximately $3,946,000 in contingent consideration related to its recent acquisitions. Under the terms of the purchase agreements additional contingent purchase price was due to the seller, based on revenue earned each month. The Company regarded the liability at fair value at the time of acquisition and evaluates the liability periodically based upon expectations of future revenues and related consideration. On December 29, 2011, DSUSA reached an agreement with DAL to purchase, for $200,000, all the remaining future contingent liability (purchase price), which at December 31, 2011, amounted to approximately $1,904,000 and recognized a gain on settlement of contingent consideration of

$1,703,911. In January 2013, Timios made the final payment of its contingent consideration in the amount of $214,215.

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

Any impairment of goodwill based on the above calculations is recognized immediately in the income statement and is not subsequently reversed. At December 31, 2012, management applied a discounted cash flow measurement to determine the fair value of DSUSA, the result of which indicated that its fair value was less than its carrying value. Management also determined that the carrying value of goodwill exceeded its implied fair value and recognized an impairment charge of $2,312,974 or the entire amount of goodwill.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, as of December 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the reporting entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Independent Registered Public Accounting Firm

This item is not applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below are, as of March 22, 2012, the names of our executive officers and directors, their ages, their positions, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. In addition, the following paragraphs include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on the Board of Directors as of the time of this filing, in light of our business and structure.

Name	Age	Position

C. Thomas McMillen	60	Chief Executive Officer, President and Chairman of the Board of Directors

Michael T. Brigante	58	Executive Vice President and Chief Financial Officer

Trevor Stoffer	39	Chief Operating Officer, Chief Executive Officer and President of Timios, Inc., Director

Zev E. Kaplan	60	Director

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

Trevor Stoffer. Mr. Stoffer has served as the Company’s Chief Operating Officer and a director of the Company since October 2, 2012, and since August 2008, founded and has been the President and Chief Executive Officer of Timios, Inc., a wholly-owned, indirect subsidiary of the Company. Mr. Stoffer has over fifteen years of experience in the title insurance industry and has held executive positions in all facets, including finance, operations, and technology. Most recently, Mr. Stoffer served as the EVP of Corporate Development for Lenders First Choice (LFC). Mr. Stoffer was one of four executives that started, managed and grew LFC to $100 million in annual revenue and over 600 employees in four years. Initial responsibilities included managing the operations out of California and implementation of software systems. Mr. Stoffer was later promoted to manage corporate development where he served as the advisor to the executive staff on process design, systems utilization, and automation of workflow. Mr. Stoffer graduated from the University of California, Chico, with a Bachelor of Science in Business Administration, with an emphasis in accounting.

Mr. Stoffer is qualified for service on our Board of Directors based on his extensive real estate industry experience, which includes serving in an officer capacity at former companies within the real estate industry.

Zev. E. Kaplan.  Mr. Kaplan has served as a director of the Company since December 30, 2005. Mr. Kaplan is the founder of a law firm concentrating its practice in the areas of transportation, infrastructure, government relations, business and administrative law. Mr. Kaplan was Associate General Counsel to Global Cash Access, Inc., a NYSE traded company from August 2008 to August 2009. Mr. Kaplan previously served as General Counsel to Cash Systems Inc., a publicly traded company in the financial services business, a position he has held from March 2005 to August 2008. From April 1995 to the October 2012, Mr. Kaplan was General Counsel to the Regional Transportation Commission of Southern Nevada, where he played a key policy role in the start-up of the local transit systems and their facilities. In addition, Mr. Kaplan has had a key role in the planning and financing of numerous major public infrastructure projects in Las Vegas. Prior to starting his law firm, Mr. Kaplan spent 15 years in government service in the following capacities: Senior Deputy District Attorney with the Clark County District Attorney’s Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee on Commerce, Science and Transportation. Mr. Kaplan received his Juris Doctor from Southwestern University School of Law and attended Georgetown University for post-graduate legal studies; received a Masters Business Administration from the University of Nevada, Las Vegas; and received a Bachelor of Science from the Smith School of Business at the University of Maryland in 1974.

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

Corporate Governance

Committees of the Board of Directors and Meetings

Audit Committee. Zev E. Kaplan serves as the sole member of the Audit Committee.  Mr. Kaplan is an independent member of the Board of Directors and our Board of Directors has determined that Mr. Kaplan satisfies the criteria for an “audit committee financial expert” under Item 407 of Regulation S-K. Mr. Kaplan is able to read and understand fundamental financial statements, including our Company’s consolidated balance sheet, statement of operations and statement of cash flows. The Audit Committee met four times during fiscal 2012.  The functions of the Audit Committee are primarily to: (i) provide advice to the Board in selecting, evaluating or replacing outside auditors, (ii) review the fees charged by the outside auditors for audit and non-audit services, (iii) ensure that the outside auditors prepare and deliver annually a Statement as to Independence, (iv) meet with outside auditors to discuss the results of their examination and their evaluation of internal controls and the overall quality of financial reporting, and (v) meet with the outside auditors to discuss the scope of the annual audit and to discuss the audited financial statements.

The charter for our Audit Committee can be found on our website at www.timios.com under the tab, “Investor Relations.”

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

Management is responsible for the preparation of our financial statements and the independent registered public accounting firm has the responsibility for the examination of those statements. The Audit Committee reviewed our audited financial statements for the period ended December 31, 2012 and met with both management and our external accountants to discuss those financial statements. Management and the independent registered public accounting firm have represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee also considered taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee deemed appropriate.

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

Based upon the reviews and discussions described in this Audit Committee Report, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the period ended December 31, 2012 for filing with the Securities and Exchange Commission.

RESPECTFULLY SUBMITTED,

THE AUDIT COMMITTEE
Zev E. Kaplan, Chairman

Compensation Committee. Zev E. Kaplan serves as the only member of the Compensation Committee. Mr. Kaplan is an independent member of the Board of Directors. The Compensation Committee met two times during the period ended December 31, 2012.

The charter for our Compensation Committee can be found on our website at www.timios.com under the tab, “Investor Relations.”

Meeting Attendance. During the period ended December 31, 2012, there were five (5) meetings of our Board of Directors, and the various committees of the Board of Directors met a total of five (5) times. No director attended fewer than 100% of the total number of meetings of the Board of Directors and of committees on which he served during the period ended December 31, 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of these forms and written representations from the executive officers and directors, we believe that all Section 16(a) reports were timely filed.

On March 16, 2004, the Board of Directors of the Company adopted a written Code of Ethics that applies, to among others, our principal executive officer and principal financial officer and is designed, among other things, to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.  Our Code of Ethics can be found on our website at: www.timios.com. The Code of Ethics will be made available to our stockholders, without charge, upon request, in writing to the Corporate Secretary at 4601 Fairfax Drive, Suite 1200, Arlington, Virginia 22203, Attention: Michael T. Brigante, Chief Financial Officer. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Stockholder Communications to the Board of Directors

Generally, stockholders who have questions or concerns should contact the Chief Financial Officer at (703) 528-7073 or email at MBrigante@timios.com.  Stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Chairman, Timios National Corporation, 4601 Fairfax Drive, Suite 1200, Arlington, Virginia, 22203.  All stockholder communications will be considered by the independent member of our Board of Directors.

ITEM 11.                                         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended December 31, 2012 and December 31, 2011 to (1) our Chief Executive Officer, (2) our Executive Vice President of Finance and Chief Financial Officer, and (3) our Chief Operating Officer. The table excludes executive officers who were employed by Safety or NTG for all periods.

Name and Principal Position	Year ($)	Salary ($)	Bonus(1) ($)	Options Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation(4) ($)		Total ($)

C. Thomas McMillen,	2012	$350,000	$—	315	$—	—	$29,723	(5)	$380,038
Chairman of the Board,	2011*	$175,000	$726,665	—	$20,000	—	$12,392	(5)	$934,057
Chief Executive Officer and President	2011	$304,167	300,000	$—	20,000	—	$23,090	(5)	$647,257

Michael T. Brigante	2012	$250,000	$—	263	$—	—	$9,082		$259,345
Executive Vice	2011*	$125,000	$149,463	—	$14,000	—	$1,616		$290,079
President of Finance and Chief Financial Officer	2011	$229,375	200,000	$—	20,000	—	720		$450,095

Trevor Stoffer (6)	2012	$250,000	$73,467	263	—	—	$1,158		$324,625
Chief Operating Officer; President and Chief Executive Officer of Timios, Inc.	2011*	$125,000	$15,520	—	—	—	$513		$141,033

*Reflects 6 months

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

(2)   These amounts represent the dollar amount recognized for financial statement reporting purposes for the fair value of option awards with respect to the fiscal years ended June 30, 2011 and December 31, 2012 and the Transition Period in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our consolidated financial statements included elsewhere in this report.

(3)   Reflects Company contributions to a 401(k) plan.

(4)   Reflects Company-paid health, life and disability insurance.

(5)   Includes $12,000 of car allowance for each of the fiscal years 2011 and 2012 and $6,000 for the Transition Period.

(6)   Mr. Stoffer Commenced employment with Timios, Inc. as of July 29, 2011.

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

The McMillen Agreement provides for an annual base salary of $350,000, effective June 1, 2011, and an annual discretionary bonus of up to 100% of Mr. McMillen’s base salary based upon the achievement of targeted annual performance objectives to be established by the Compensation Committee of the Board, in consultation with Mr. McMillen. In addition, Mr. McMillen was eligible for, and received, a one-time special bonus in an amount equal to $726,665 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the McMillen Agreement). The special bonus was reduced by the amount of principal and interest owed by Mr. McMillen, as a result of his stepping in as guarantor of the obligations of Secure America Acquisition Holdings LLC (“Secure”) pursuant to that certain promissory note, dated June 1, 2007, by and between the Company and Secure, which is in default (the “Note”). The Company is also obligated to waive all events of default and amend the maturity date under the Note to the earlier of (i) December 31, 2011, (ii) a change of control of the Company, and (ii) the termination date of McMillen Agreement. In addition, Mr. McMillen agreed to forfeit his pre-existing option to purchase 55,800,000 of the Company’s shares of common stock under the 2005 Plan and 2008 Plan.

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

On July 5, 2012, the Company and Mr. McMillen agreed to extend the term of the McMillen Agreement to June 30, 2014.  No other changes were made to the McMillen Agreement.

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

On July 5, 2012, the Company and Mr. Brigante agreed to extend the Brigante Agreement to June 30, 2014.  No other changes were made to the Brigante Agreement.

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

The 2005 Stock Option Plan.  On August 29, 2005, the Board adopted a stock option plan, or the 2005 Plan, under which the Company reserved 7,200,000 shares of common stock for issuance. Participants eligible under the 2005 Plan are officers and key employees. There were no options issued and outstanding under the 2005 Plan at December 31, 2012.

The 2008 Stock Option Plan.  On July 30, 2008, the Board adopted a stock option plan, or the 2008 Plan, under which the Company reserved 75,000,000 shares of common stock for issuance. Participants eligible under the 2008 Plan are officers, key employees and directors. There were no options issued and outstanding under the 2008 Plan at December 31, 2012.

The 2012 Stock Option Plan. On August 27, 2012 the Shareholders adopted a stock option plan, or the 2012 Plan, under which the Company reserved 1,617,820 shares of common stock for issuance. Participants eligible under the 2012 Plan are officers, key employees, directors and consultants. On December 17, 2012, the Company granted 1,400,000 of the reserved options to several employees and one director. There were 1,400,000 options issued and outstanding under the 2012 Plan at December 31, 2012.

Simultaneously with the shareholder’s approval of the 2012 Plan, the Board instructed the Company to close out the 2005 Plan and the 2008 Plan, under which there were no issued or outstanding options at December 31, 2012.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock or unvested stock units outstanding on the last day of the fiscal year ended December 31, 2012, including non-performance based awards, to each of the executive officers named in the Summary Compensation Table.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested # (2)	Market Value of Shares or Units of Stock That Have Not Vested # (1)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
C. Thomas McMillen	0	150,000	0	$0.60	12/17/22	150,000	$120,000	—	—
Michael T. Brigante	0	125,000	0	$0.60	12/17/22	125,000	$100,000	—	—
Trevor Stoffer	0	125,000	0	$0.60	12/17/22	125,000	$100,000	—	—

(1)       The closing market price of the Company’s Common Stock at December 31, 2012 was $0.80

(2)       The options vest 1/3 on each of December 17, 2013, 2014 and 2015.

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

C. Thomas McMillen

On June 15, 2011, the Company and Mr. McMillen entered into an employment agreement, which was extended for two years on June 15, 2012. The agreement is terminable by the Company for cause or upon ninety days prior written notice without cause and by Mr. McMillen for good reason (as such terms are defined in the agreement) or upon ninety days prior written notice without good reason. If the Company terminates Mr. McMillen without cause or Mr. McMillen terminates his employment for good reason during the term of employment, then the Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, (ii) the base salary that the Mr. McMillen would have received had he remained employed through the expiration date of his agreement, (iii) a pro-rated bonus, if any, (iv) the special bonus described above and the bonus from the prior year, if unpaid, (v) health and/or dental insurance coverage pursuant to COBRA until the date that is one year following the termination date or until Mr. McMillen is eligible for comparable coverage with a subsequent employer, whichever occurs first, and (vi) any accrued, but unpaid compensation prior to the termination. If the Company terminates Mr. McMillen without cause or Mr. McMillen terminates his employment for good reason following the expiration date, then the Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, and (ii) any accrued, but unpaid compensation prior to the termination.

The agreement is terminable by the company for cause or upon ninety days prior written notice without cause and by Mr. McMillen for good reason (as such terms are defined in the agreement) or upon ninety days prior written notice without good reason.  If the Company terminates Mr. McMillen without cause or Mr. McMillen terminates his employment for good reason during the term of employment, then Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, (ii) the base salary that Mr. McMillen would have received had he remained employed through the expiration date of his agreement, (iii) a pro rated bonus, if any, (iv) the special bonus and the bonus from the prior year, if unpaid, (v) health and/or dental insurance coverage pursuant to COBRA until the date that is one year following the termination date or until Mr. McMillen is eligible for comparable coverage with a subsequent employer, whichever occurs first, and (vi) any accrued, but unpaid compensation prior to the termination.  If the Company terminates Mr. McMillen without cause or Mr. Millen terminates his employment for good reason following the expiration date, then the Company will pay Mr. McMillen: (i) an amount equal to one year of his base salary at the rate in effect as of the termination date, and (ii) any accrued, but unpaid compensation prior to the termination.

In addition, Mr. McMillen was eligible for a one-time special bonus in an amount equal to $726,665 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the agreement). The Company accrued this amount on October 31, 2011, upon the sale of Safety. On January 15, 2012, the special bonus was reduced by $459,214, the amount of principal and interest owed by Mr. McMillen as a result of his stepping in as guarantor of the obligations of Secure America Acquisition Holdings, LLC (SAAH) pursuant to that certain promissory note, dated June 1, 2007, by and between the Company and SAAH, which was in default at December 31, 2011. As of December 31, 2012, $81,726 of the one-time special bonus is owed to Mr. McMillen.

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

In addition, Mr. Brigante was eligible for a one-time special bonus in an amount equal to $124,463 on the earlier of (i) December 31, 2011, and (ii) change of control of the Company (as such term is defined in the agreement). The Company accrued this amount on October 31, 2011, upon the sale of Safety. As of December 31, 2012, $14,231 of the one the one-time special bonus is owed to Mr. Brigante.

The following table outlines the potential payments that would be made to Messrs. McMillen and Brigante, assuming separation from the Company on December 31, 2012, without cause or for good reason as such terms are defined in their employment agreements.

Payments and Benefits	Involuntary Termination Without cause	By Executive for Good Reason
C. Thomas McMillen
Base Salary(1)	$750,000	$750,000
Annual Bonus(2)	$300,000	$300,000
Accrued Special Bonus(3)	$81,726	$81,726
Other Benefits(4)	$10,830	$10,830
Michael T. Brigante
Base Salary(1)	$625,000	$625,000
Annual Bonus(2)	$125,000	$125,000
Accrued Special Bonus(3)	$14,231	$14,231
Other Benefits(4)	$10,830	$10,830

(1) Amount reflects base salary through the remainder of the contract term.

(2) Amount reflects maximum bonus payment for the remainder of the contract term.

(3) Amount reflects remaining accrued one-time special bonus.

(4) Represents health benefits payable by the Company for one year.

Director Compensation

The following table shows the total compensation paid or accrued during the period ended December 31, 2012, to our non-employee director:(1)

Name	Fees Earned or Paid in Cash	Total
Zev E. Kaplan	$59,000	$59,000

Included in the fee above is a one-time special fee of $15,000 paid in 2012.

Mr. Kaplan, a non-employee director of the Company, is entitled to receive a quarterly fee of $11,000 for his service as a director. He is reimbursed for reasonable expenses incurred in connection with their service on the Board of Directors.

The following table reflects the fee paid to Mr. Kaplan per quarter during the period ended December 31, 2012:

Director	Fees Received Per Quarter
Zev Kaplan	$11,000

Additionally, on December 17, 2012, Mr. Kaplan was granted 100,000 non-qualified options under the 2012 Plan. The options have an expected life of three years, a $0.60 strike price and expire on December 17, 2022. The options vest 1/3 on each of December 17, 2013, 2014 and 2015.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 22, 2012 for (a) our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5%

of each class of our shares of Common Stock, relying solely upon the amounts and percentages disclosed in their public filings.

Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 22, 2013, pursuant to the exercise or conversion of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Percentage of ownership is based on 2,270,526 shares of Common Stock outstanding as of March 22, 2013.

The address for each of the directors and named executive officers is c/o Timios National Corporation., 4601 Fairfax Drive, Suite 1200, Arlington, Virginia, 22203. Addresses of other beneficial owners are noted in the table.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
	Beneficially Owned(1)	Owned

Directors and Executive Officers
C. Thomas McMillen(2)	1,501,279	61.8%
Michael T. Brigante (3)	471,217	20.5%
Trevor Stoffer (4)	1,169,907	35.8%
Zev E. Kaplan (5)	78,291	3.3%
Executive officers and directors as a group (4 persons)(6)	3,220,695	91.1%
5% or more stockholders
YA Global Investments, L.P. 101 Hudson Street Jersey City, NJ 07302 (7)	6,712,409	9.99%

(1)         Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 22, 2013.

(2)         Includes 1,344,466 shares of Common Stock and 47,690 shares of Series J Preferred which are convertible into 156,813 shares of Common Stock.

(3)         Includes 439,822 shares of Common Stock and 9,548 shares of Series J Preferred which are convertible into 31,395 shares of Common Stock.

(4)         Includes 170,931 shares of Common Stock and 303,809 shares of Series J Preferred which are convertible into 998,976 shares of Common Stock.

(5)   Includes 23,810 shares of Series J Preferred which are convertible into 78,291 shares of Common Stock.

(6)   Includes 1,955,219 shares of Common Stock and 384,857 shares of Series J Preferred which are convertible into 1,265,476 shares of Common Stock.

(7)         Based solely on information reported in a Schedule 13G filed with the Securities and Exchange Commission on May 26, 2010. YA Global Investments, L.P., or YA, does not own any shares of Common Stock. As the Investment Manager of YA, Yorkville Advisors, LLC (“Yorkville”) may be deemed to beneficially own the same amount of shares of Common Stock beneficially owned by YA. As the president of Yorkville, the investment manager to YA, and as portfolio manager to YA, Mark Angelo (“Angelo”) may be deemed to beneficially own the same amount of shares of Common Stock beneficially owned by YA. Angelo directly owns 216 shares of Common Stock. YA may be deemed to beneficially own the 216 shares of Common Stock beneficially owned by Angelo, as he is the president of Yorkville and the investment manager to YA and the portfolio manager to YA. Yorkville may be deemed to beneficially own the 216 shares of Common Stock beneficially owned by Angelo, as he is the president of Yorkville. In addition to the number of shares indicated above, YA is the owner of 90,654 shares of Common Stock and 2,013,810 shares of Series J Preferred which are convertible into 6,621,755 share of Common Stock, which have a cap that prevents each derivative security from being converted and/or exercised if such conversion and/or exercise would cause the aggregate number of shares of Common Stock beneficially owned by YA and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock of the Company following such conversion and/or exercise of the derivative security. In addition, the cap pertaining to the derivative securities limits YA’s entitlement to 9.99% of the outstanding shares of Common Stock of the Company on an as-converted basis for purposes of any corporate vote. Except for the 216 shares of Common Stock beneficially owned by Angelo, YA Global and Yorkville disclaim beneficial ownership of these securities except to the extent of her, his or its pecuniary interest. Yorkville holds an aggregate of 90,438 shares of Common Stock and 2,013,810 shares of Series J Preferred, which are convertible into 6,621,755 shares of Common Stock.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by two of our now former directors, and the initial stockholder and founder of Secure America Acquisition Corporation (SAAC). SAAC was formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses. SAAH, in turn, loaned the $500,000 to SAAC. SAAC ultimately consummated its initial business combination with Ultimate Escapes, Inc., or UEI, and changed its name to UEI. The loan was evidenced by a note bearing 5% interest per annum, which was due on or before May 31, 2011, with no prepayment penalties. The loan was guaranteed in its entirety by our Chairman, President and Chief Executive Officer. The Company expected repayment of the loan from the proceeds of the sale by SAAH of its founder warrants and ultimately by UEI. On September 20, 2010, UEI filed for bankruptcy protection. At December 31, 2011, the balance of the note, including interest, was $458,453. Our President, Chairman and Chief Executive Officer satisfied this note in full January 15, 2012 by off-set against a special bonus payable to him. (see Note 15 — Related Party Transactions)

On July 29, 2011, the Company’s Chief Executive Officer and President and the Company’s Chief Financial Officer purchased 15 and 5 Class B membership units of Holdings, respectively, both for nominal amounts. The limited liability operating agreement of Holdings provided, among other things, that Class B members could not participate in or receive any financial benefit from their Class B membership units if and until the Company’s total purchase price of the Class A membership units ($1,800,000) had been fully repaid, including any interest thereon, and any other loans or advances made by the Company to Holdings, including any interest thereon, at which time they will be entitled to a 20% carry and a pro rata participation in any distributions made by Holdings thereafter.

Effective December 31, 2011, the Company’s Chief Executive Officer and President and the Company’s Chief Financial Officer exchanged their Class B membership units in Holdings for 37 and 12 shares of common stock respectively, in FHC, the successor of Holdings. The exchange gives the Chief Executive Officer and President and the Chief Financial Officer 15% and 5% ownership in FHC, respectively.

On August 28, 2012, the Company’s Chief Executive Officer and Chief Financial Officer exchanged their entire ownership in FHC for 70 shares of our Series J Preferred and 1,319,466 shares of Common Stock and 25 shares of Series J Preferred and 439,822 shares of Common Stock, respectively. (see Note 10 — Exchange Agreement)

Also on August 28, 2012, our Chief Operating Officer exchanged his shares of Series A Preferred Stock in Fuducia Real Estate Solutions, Inc. for 238,095 shares of Series J Preferred and 170,931 shares of Common Stock. (see Note 10 — Exchange Agreement)

In addition, on August 28, 2012, our executive officers and our non-employee director cumulatively purchased 154,000 Series H shares from YA and converted these shares into 146,667 shares of our Series J stock.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Coulter & Justus, P.C. for the audit of our annual financial statements for the year ended December 31, 2012, the  Transition Period ended December 31, 2011(six months) and the fiscal year ended June 30, 2011 and fees billed for other services rendered by Coulter & Justus P.C. during those periods.

	Year Ended	Transition Period	Year Ended
	December 31, 2012	December 31, 2011	June 30, 2011
Audit fees:(1)	$156,585	$194,106	$203,084
Audit related fees:	—	—	98,027
Tax fees:	—	—	—
All other fees:	$—	8,000	—
Total	$156,585	$202,106	$301,111

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

3.2

Amended and Restated Certificate of Incorporation of Homeland Security Capital Corporation. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

3.3

Certificate of Designation, Series G Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

3.4

Certificate of Designation of Relative Rights and Preferences, Series H Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

3.5

Certificate of Designation of Relative Rights and Preferences, Series J Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

4.1

Secured Convertible Debenture (previously filed as Exhibit 4.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

4.2

Form of Warrant to purchase shares of Homeland Security Capital CorporationCommon Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

4.3

Warrant to purchase shares of Homeland Security Capital CorporationCommon Stock held by YA Global Investments, L.P., dated March 14, 2008 (previously filed as Exhibit 4.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

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

10.4

Registration Rights Agreement, dated February 6, 2006, by and among Homeland Security Capital Corp., and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

10.5

Investment Agreement, dated February 6, 2006, by and between Cornell Capital Partners, L.P., and Homeland Security Capital Corporation(previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

10.6

Security Agreement, dated February 6, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners, (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on February 14, 2006, and incorporated herein by reference).

10.7

Celerity Systems, Inc. 2005 Stock Option Plan (previously filed as Exhibit 10.8 to the Registrant’s Optional Form for Quarterly and Transition Reports of Small Business Issuers on Form 10QSB, originally filed with the Commission on May 22, 2006, and incorporated herein by reference).

10.8

Securities Purchase Agreement, dated August 21, 2006, by and among Homeland Security Capital Corporation and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.9

Registration Rights Agreement, dated August 21, 2006, by and among Homeland Security Capital Corporation and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.10

Pledge and Security Agreement, dated August 21, 2006, by and between Homeland Security Capital Corporation and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.11

Secured Convertible Debenture issued by Homeland Security Capital Corporationto Cornell Capital Partners, L.P. on August 21, 2006 (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.12

Warrant to purchase shares of Homeland Security Capital CorporationCommon Stock, dated August 21, 2006, held by Cornell Capital Partners, L.P., (previously filed as Exhibit 10.5 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on August 24, 2006, and incorporated herein by reference).

10.13	†

Employment Agreement, dated May 15, 2007, by and between Homeland Security Capital Corp., and Michael T. Brigante (previously filed as Exhibit 10.1 to the Registrant’s Optional Form For Quarterly and Transition Reports of Small Business Issuers on Form 10QSB, originally filed with the Commission on May 15, 2007, and incorporated herein by reference).

10.14

Securities Purchase Agreement, dated June 1, 2007, by and among Homeland Security Capital Corporation and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.15		Registration Rights Agreement, dated June 1, 2007, by and among Homeland Security Capital Corporation and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.2 to the Registrant’s

Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.16

Security Agreement dated June 1, 2007, by and among Homeland Security Capital Corporation and Cornell Capital Partners, L.P. (previously filed as Exhibit 10.3 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.17

Pledge and Escrow Agreement, dated June 1, 2007 by and among Homeland Security Capital Corp., Cornell Capital Partners, L.P., and David Gonzalez, Esq., as escrow agent (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.18

Secured Convertible Debenture issued by Homeland Security Capital Corporationto Cornell Capital Partners, L.P, dated June 1, 2007 (previously filed as Exhibit 10.5 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.19

Warrant to purchase shares of Homeland Security Capital CorporationCommon Stock held by Cornell Capital Partners, L.P., dated June 1, 2007 (previously filed as Exhibit 10.6 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.20

Letter Agreement, dated June 1, 2007, in connection with the Purchase Agreement dated February 6, 2006 between Homeland Security Capital Corporation and Cornell Capital Partners (previously filed as Exhibit 10.7 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on June 6, 2007, and incorporated herein by reference).

10.21

Securities Purchase Agreement, dated March 13, 2008, by and among Homeland Security Capital Corp., and YA Global Investments, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.22

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

10.24

Form of Senior Secured Note between Homeland Security Capital Corporation and YA Global Investments, L.P. (previously filed as Exhibit 10.4 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.25

Guaranty Agreement, dated March 14, 2008, in favor of YA Global Investments, L.P. (previously filed as Exhibit 10.6 to the Registrant’s Registration Current Report on Form 8-K, originally filed with the Commission on March 19, 2008 and incorporated herein by reference).

10.26	†

Executive Employment Agreement, dated September 1, 2007, by and between Homeland Security Capital Corporation and C. Thomas McMillen (previously filed as Exhibit 10.3 to the Registrant’s Optional Form for Annual and Transition Reports of Small Business Issuers on Form 10KSB, originally filed with the Commission on March 31, 2008 and incorporated herein by reference).

10.27	†

Homeland Security Capital Corporation 2008 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the Commission on February 17, 2009 and incorporated herein by reference).

10.28

Common Stock Purchase Agreement, dated November 26, 2008, by and between YA Global Investments, L.P. and Homeland Security Capital Corporation(previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the Commission on February 17, 2009 and incorporated herein by reference).

10.29

Common Stock Purchase Agreement, dated November 28, 2008, by and between YA Global Investments, L.P. and Homeland Security Capital Corporation(previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the Commission on February 17, 2009 and incorporated herein by reference).

10.30

Debt Maturity Extension Agreement, dated September 23, 2010, by and between Homeland Security Capital Corporation and YA Global Investments, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on September 29, 2010 and incorporated herein by reference).

10.31	†

Indemnification and Compensation Agreement, dated as of February 22, 2011, by and among Homeland Security Capital Corporation and Christopher P. Leichtweis and Myra Leichtweis (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 28, 2011 and incorporated herein by reference).

10.32

Stock Purchase Agreement, dated May 27, 2011, by and among Homeland Security Capital Corporation, Timios Acquisition Corp., Timios, Inc. and DAL Group, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on May 31, 2011 and incorporated herein by reference).

10.33	†

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

10.36

Stock Purchase Agreement, dated July 15, 2011, by and among Homeland Security Capital Corporation, Perma-Fix Environmental Service, Inc. and Safety & Ecology Holdings Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on July 19, 2011, and incorporated herein by reference).

10.37

The form of Non-negotiable Promissory Note issued by Perma-Fix Environmental Services, Inc. to Homeland Security Capital Corporation (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on July 19, 2011, and incorporated herein by reference).

10.38		The form of Exchange Agreement to be entered into by and among Homeland Security Capital Corporation and certain of its holders of Series I Convertible Preferred Stock and Warrants

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

10.40

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

10.42

Asset Acquisition Agreement, dated August 19, 2011, by and among Homeland Security Capital Corporation, Nexus Technologies Group, Inc., Corporate Security Solution, Inc. and Halifax Security, Inc.  (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K,originally filed with the Commission on August 23, 2011, and incorporated herein by reference).

10.43

Amendment to Forbearance Agreement, dated as of September 7, 2011, by and among Homeland Security Capital Corporation, YA Global Investments, L.P., NTG Management Corp. and Fiducia Holdings, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K,originally filed with the Commission on September 9, 2011, and incorporated herein by reference).

10.44

Amended and Restated Forbearance Agreement, dated as of October 26, 2011, by and among Homeland Security Capital Corporation, YA Global Investments, L.P., NTG Management Corp. and Polimatrix, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K,originally filed with the Commission on November 1, 2011, and incorporated herein by reference).

10.45

First Amendment to the Asset Purchase Agreement dated June 22, 2011, by and among Homeland Security Capital Corporation, Default Servicing USA, Inc., a subsidiary of the Company, Default Servicing, LLC and DAL Group, LLC, the sole member of Default (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on January 4, 2012, and incorporated herein by reference).

10.46

First Amendment to Amended and Restated Forbearance Agreement, dated as of May 11, 2012, by and among Homeland Security Capital Corporation, YA Global Investments, L.P., NTG Management Corp., CSS Management Corp. and Fiducia Holdings Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on May 11, 2012, and incorporated herein by reference).

10.48

Exchange Agreement, dated August 28, 2012, by and among Homeland Security Capital Corporation and the parties signatory thereto (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

10.49

Amended and Restated Non-Recourse Promissory Note, dated August 28, 2012, issued by Homeland Security Capital Corporation in favor of YA Global Investments, L.P. in the principal amount of $2,311,050.00 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

10.50	Termination and Release Agreement, dated August 28, 2012, by and among Homeland Security Capital Corporation and the parties signatory thereto (previously filed as Exhibit 10.3 to the

Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

10.51

Amended and Restated Security Agreement, dated August 28, 2012, by Homeland Security Capital Corporation in favor of YA Global Investments, L.P. (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

10.52

Amended and Restated Security Agreement, dated August 28, 2012, between by CSS Management Corp. in favor of YA Global Investments, L.P. (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

10.53

Amended and Restated Non-Recourse Guaranty, dated August 28, 2012, between by CSS Management Corp. in favor of YA Global Investments, L.P. (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

10.54

Voting Agreement, dated August 28, 2012, by and among Homeland Security Capital Corporation, C. Thomas McMillen and Trevor Stoffer. (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

10.55	†

Timios National Corporation 2012 Employee, Director and Consultant Stock Plan (previously filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on August 29, 2012, and incorporated herein by reference).

10.56	*	Registration Rights Agreement dated August 28, 2012 by and among Timios National Corporation and the parties thereto.

10.57

Settlement and Release Agreement, dated February 12, 2013, by and among Timios National Corporation, Perma-Fix Environmental Services, Inc., and Safety & Ecology Holdings Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

10.58

Promissory Note, dated February 12, 2013, issued by Perma-Fix Environmental Services, Inc. to Timios National Corporation in the original principal amount of $229,773.75 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

10.59

Settlement and Release Agreement, dated February 12, 2013 by and among Timios National Corporation, Christopher P. Leichtweis, and the Management Investors signatory thereto (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

10.60

Restructuring Agreement, dated February 12, 2013, by and between Timios National Corporation and CSS Management Inc., on the one hand, and YA Global Investments, L.P., on the other (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

10.61

Second Amended and Restated Promissory Note, dated February 12, 2013, issued by Timios National Corporation to YA Global Investments, L.P. in the original principal amount of $250,000 (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

10.62		Second Amended and Restated Non-Recourse Promissory Note, dated February 12, 2013, issued by

Timios National Corporation to YA Global Investments, L.P. in the original principal amount of $550,000 (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

10.63

Amendment No. 1, dated February 12, 2013, to the Amended and Restated Security Agreement dated August 28, 2012 by and between Timios National Corporation and YA Global Investments, L.P. (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

10.64

Amendment No. 1, dated February 12, 2013, to the Amended and Restated Security Agreement dated August 28, 2012 by and between CSS Management Inc. and YA Global Investments, L.P. (previously filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

10.65

Reaffirmation and Ratification Agreement, dated February 12, 2013, by and between Timios National Corporation and CSS Management, Inc., on the one hand, and YA Global Investments, L.P., on the other (previously filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, originally filed with the Commission on February 14, 2013, and incorporated herein by reference).

14.1

Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the Commission on April 14, 2004 and incorporated herein by reference).

21	*	Subsidiaries of Timios National Corporation

23.1	*	Consent of Independent Registered Public Accounting Firm (included on page F-2)

31.1	*	Certificate of C. Thomas McMillen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Michael T. Brigante, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of C. Thomas McMillen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	**	Certification of Michael T. Brigante, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

101

The following materials from the Annual Report on Form 10-K of Timios, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.***

†	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.
***

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMIOS NATIONAL CORPORATION

/s/ C. Thomas McMillen	March 29, 2013
C. Thomas McMillen
Chief Executive Officer and President

/s/ Michael T. Brigante	March 29, 2013
Michael T. Brigante
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Thomas McMillen
C. Thomas McMillen	Chief Executive Officer, President	March 29, 2013
and Chairman of the Board
(Principal Executive Officer)

/s/ Michael T. Brigante
Michael T. Brigante	Executive Vice President and Chief Financial Officer	March 29, 2013
(Principal Financial and Accounting Officer)

/s/ Trevor Stoffer
Trevor Stoffer	Chief Operating Officer and Director	March 29, 2013

/s/ Zev E. Kaplan
Zev E. Kaplan	Director	March 29, 2013

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page

Report of Coulter & Justus, P.C.	F-2

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Consolidated Statements of Operations for the year ended December 31, 2012, for the six months ended December 31, 2011 and for the year ended June 30, 2011	F-4

Consolidated Statements of Comprehensive Income for the year ended December 31, 2012, for the six months ended December 31, 2011 and for the year ended June 30, 2011	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2012, for the six months ended December 31, 2011 and for the year ended June 30, 2011	F-6

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the year ended December 31, 2012, for the six months ended December 31, 2011 and for the year ended June 30, 2011	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Timios National Corporation

We have audited the accompanying consolidated balance sheets of Timios National Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2012, for the six month period ended December 31, 2011 and for the year ended June 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timios National Corporation and subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012, for the six month period ended December 31, 2011 and for  the year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee
March 29, 2013

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets:
Cash	$1,565,758	$2,679,057
Notes receivable - related party	—	458,453
Escrow receivable	800,000	—
Current portion of note receivable	90,530	633,475
Prepaid and other	489,427	509,515
Total current assets	2,945,715	4,280,500
Fixed assets - net	381,877	157,319
Escrow receivable	—	800,000
Note receivable	139,244	1,230,069
Intangible assets - net	248,667	380,573
Goodwill	1,674,242	3,987,216
Total assets	$5,389,745	$10,835,677
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$925,104	$865,227
Contingent consideration	254,215	1,033,627
Curent portion of note payable - related party	980,637	5,553,778
Accrued compensation	824,005	1,141,818
Accrued other liabilities	24,318	98,858
State income taxes payable	101,269	157,400
Total current liabilities	3,109,548	8,850,708
Dividends payable	—	4,234,557
Note payable - related party	287,676	—
Total liabilities	3,397,224	13,085,265
Warrants Payable - Series H Preferred Stock	—	169,768
Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,589,143 shares (1,009,899 shares at December 31, 2011) issued and outstanding	25,891	9,981,196
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,270,528 shares issued and outstanding (108,983 shares issued and 101,842 shares outstanding December 31, 2011)	2,271	54,492
Additional paid-in capital	77,473,993	59,530,761
Treasury stock - (0 and 7,141 shares on hand at December 31, 2012 and December 31, 2011 respectively)	—	(250,000)
Accumulated deficit	(75,509,634)	(72,704,130)
Total stockholders’ equity (deficit)	1,992,521	(3,387,681)
Noncontrolling interest	—	968,325
Total stockholders’ equity (deficit)	1,992,521	(2,419,356)
Total liabilities and stockholders’ equity	$5,389,745	$10,835,677

The accompanying notes are an integral part of these consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

		Six Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	June 30,
	2012	2011	2011
Net revenue	$22,000,484	$9,153,261	$—
Costs of revenue	17,894,910	5,487,840	—
Gross profit on revenue	4,105,574	3,665,421	—
Selling, General and Administrative Expenses
Marketing	426,670	130,139	—
Personnel	631,246	1,376,067	1,270,411
Insurance and facility costs	875,374	332,958	186,747
Travel and transportation	51,387	13,772	34,727
Depreciation and amortization	128,537	25,805	—
Amortization of intangible assets	131,906	1,086,328	—
Professional services	1,025,458	165,997	1,387,237
Administrative costs	1,120,564	214,577	68,273
Total operating expenses	4,391,142	3,345,643	2,947,395
Operating (loss) income	(285,568)	319,778	(2,947,395)
Other (expense) income:
Interest expense to related party	(178,078)	(833,965)	(2,003,558)
Impairment losses	(2,312,974)	—	(308,213)
Gain on settlement of contingent consideration	54,728	1,703,911	—
Other income	53,071	29,931	61,774
Total other (expense) income	(2,383,253)	899,877	(2,249,997)
(Loss) income from continuing operations before income taxes	(2,668,821)	1,219,655	(5,197,392)
State income tax expense	93,114	157,400	—
(Loss) income from continuing operations	(2,761,935)	1,062,255	(5,197,392)
Income from discontinued operations	—	3,653,603	1,208,009
Net (loss) income	(2,761,935)	4,715,858	(3,989,383)
Net income attributable to noncontrolling interests	(29,745)	(518,325)	(395,732)
Net (loss) income attributable to Timios National Corporation stockholders	(2,791,680)	4,197,533	(4,385,115)
Preferred dividends and other beneficial conversion features associated with preferred stock issuance	(17,792)	(406,586)	(1,600,733)
Net (loss) income attributable to common stockholders of Timios National Corporation	$(2,809,472)	$3,790,947	$(5,985,848)
(Loss) income per common share attributable to Timios National Corporation stockholders - basic and diluted
Basic - continuing operations	$(3.39)	$1.26	$66.77
Diluted - continuing operations	$(3.39)	$1.26	$66.77
Basic - discontinued operations	$—	$33.52	$11.21
Diluted - discontinued operations	$—	$33.52	$11.21
Basic - net income (loss)	$(3.39)	$34.78	$(55.56)
Diluted - net income (loss)	$(3.39)	$34.78	$(55.56)
Weighted average shares outstanding -
Basic	829,947	108,983	107,742
Diluted	829,947	108,983	107,742

The accompanying notes are an integral part of these consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

		Six Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	June 30,
	2012	2011	2011

(Loss) income from continuing operations	$(2,761,935)	$1,062,255	$(5,197,392)
Other comprehensive income:
Available for sale investments:
Reclassification of recognized transactions, net of tax benefit of $0, $0, and $0	—	—	152,385
Total comprehensive (loss) income from continuing operations	(2,761,935)	1,062,255	(5,045,007)

Income from discontinued operations	—	3,653,603	1,208,009
Other comprehensive income:
Foreign currency cumulative translation adjustments:
Arising during the period, net of tax benefit of $0, $0, and $0	—	—	30,553
Reclassification adjustment from disposition of SEC, net of tax benefit of $0, $0, and $0	—	118,215	—
Total comprehensive income from discontinued operations	—	3,771,818	1,238,562

Comprehensive (loss) income, net of tax	(2,761,935)	4,834,073	(3,806,445)
Preferred dividends and other beneficial conversion features associated with preferred stock issuance	(17,792)	(406,586)	(1,600,733)
Comprehensive income attributable to the noncontrolling interest	(29,745)	(518,325)	(395,732)
Comprehensive (loss) income attributable to common shareholders of Timos National Corporation	$(2,809,472)	$3,909,162	$(5,802,900)

The accompanying notes are an integral part of these consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

		Six Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	June 30,
	2012	2011	2011

Cash flows from operating activities:
Net (loss) income	$(2,761,935)	$4,715,858	$(3,989,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Sale of marketable fixed imcome securities	—	—	872,427
Share-based compensation expense	2,944	—	24,449
Depreciation and amortization	260,443	1,264,770	1,094,808
Gain on settlement of contingent consideration	(54,728)	(1,703,911)	—
Gain on sale of operating segments	—	(10,598,907)	(73,956)
Impairment losses on securities held for sale	—	—	308,213
Impairment losses on write down of intangible assets	2,312,974	—	—
Accrued interest on notes receivable - related parties	—	(9,326)	(18,500)
Accrued interest due to related parties	160,967	833,965	1,969,151
Changes in operating assets and liabilities:
Accounts receivable	(52,534)	3,068,387	(1,623,946)
Costs in excess of billings on uncompleted contracts	—	(2,605,412)	3,773,749
Other assets	72,622	(472,484)	456,726
Accounts payable	59,873	(1,525,358)	2,316,247
Billings in excess of costs on uncompleted contracts	—	3,704,632	782,445
Accrued compensation	140,640	521,383	164,740
Accrued other liabilities	(19,812)	224,406	(185,081)
Income taxes payable	(56,131)	157,400	(886,643)
Net cash provided by (used in) operating activities	65,323	(2,424,597)	4,985,446
Cash flows from investing activities:
Purchase of fixed assets	(353,091)	(130,003)	(730,962)
Collections of note receivable	405,362	636,456	—
Proceeds from sale of assets and subsidary, net of cash sold	—	675,000	1,562,825
Investment in equity of subsidiaries	—	(1,630,700)	—
Proceeds from minority interest holders	—	450,000	—
Payments on contingent consideration	(779,412)	(1,208,421)	—
Net cash (used in) provided by investing activities	(727,141)	(1,207,668)	831,863
Cash flows from financing activities:
Net borrowings (payments) on line of credit	—	3,436,466	(2,162,000)
Distributions to noncontrolling interest	—	—	(147,880)
Repayment of related party debt	(451,481)	(619,400)	(500,000)
Repayments of debt	—	—	(1,156,955)
Repurchase of stock options outstanding	—	—	(216,200)
Net cash (used in) provided by financing activities	(451,481)	2,817,066	(4,183,035)
Effect of exchange rate changes on cash	—	—	30,553
Net (decrease) increase in cash	(1,113,299)	(815,199)	1,664,827
Cash, beginning of period	2,679,057	3,494,256	1,829,429
Cash, end of period (including $-0- at December 31, 2012 and December 31, 2011 and $1,380,932 at June 30, 2011 in discontinued operations)	$1,565,758	$2,679,057	$3,494,256

The accompanying notes are an integral part of these consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity (Deficit)

	Timios National Corporation
									Accumumulated
					Additional				Comprehensive
				Additional	Paid-In			Accumulated	Loss -	Equity of	Total
	Preferred	Common Stock		Paid-In	Capital -	Treasury	Accumulated	Comprehensive	Discontinued	Noncontrolling	Stockholders’
	Stock	Shares Issued	Amount	Capital	Warrants	Stock	Deficit	Loss	Operations	Interests	Equity (Deficit)
Balance, July 1, 2010	$14,225,110	51,624,725	$51,625	$55,297,972	$272,529	$(250,000)	$(70,509,227)	$(152,385)	$(148,768)	$153,934	$(1,059,210)
Dividends on Series H and Series I	—	—	—	—	—	—	(1,586,011)	—	—	—	(1,586,011)
Amortization of Series H warrants	14,724	—	—	—	—	—	(14,724)	—	—	—	—
Conversion of Series H to common	(86,000)	2,866,724	2,867	83,133	—	—	—	—	—	—	—
Value of vested stock options	—	—	—	24,449	—	—	—	—	—	—	24,449
Repurchase of stock options	—	—	—	(216,200)	—	—	—	—	—	—	(216,200)
Impairment loss on securities	—	—	—	—	—	—	—	152,385	—	—	152,385
Liquidating distribution of noncontrolling interest	—	—	—	—	—	—	—	—	—	(147,880)	(147,880)
Currency translation	—	—	—	—	—	—	—	—	30,553	—	30,553
Net loss	—	—	—	—	—	—	(4,385,115)	—	—	395,732	(3,989,383)
Balance, June 30, 2011	14,153,834	54,491,449	54,492	55,189,354	272,529	(250,000)	(76,495,077)	—	(118,215)	401,786	(6,791,297)
Dividends on Series H and Series I	—		—	—	—	—	(399,224)	—	—	—	(399,224)
Amortization of Series H warrants	7,362		—	—	—	—	(7,362)	—	—	—	—
Redemption of Series I	(4,180,000)		—	3,394,924	(272,529)	—	—	—	—	—	(1,057,605)
Conversion of Series H to common	—	—	—	3,000	—	—	—	—	—	—	3,000
Settlement of Series I dividends	—	—	—	1,215,715	—	—	—	—	—	—	1,215,715
Receipt of equity of noncontrolling interest	—	—	—	—	—	—	—	—	—	450,000	450,000
Liquidating distribution of noncontrolling interest	—	—	—	—	—	—	—	—	—	(136,447)	(136,447)
Sale of subsidiaries	—	—	—	(272,232)	—	—	—	—	118,215	(265,339)	(419,356)
Net income	—	—	—	—	—	—	4,197,533	—	—	518,325	4,715,858
Balance, December 31, 2011	9,981,196	54,491,449	54,492	59,530,761	—	(250,000)	(72,704,130)	—	—	968,325	(2,419,356)
Corporate reorganization	(9,941,597)	(52,319,361)	(52,319)	18,165,705	—	250,000	3,968	—	—	(998,070)	7,427,687
Amortization of Series H warrants	17,792	—	—	—	—	—	(17,792)	—	—	—	—
Conversion of Series J to common	(31,500)	98,440	98	31,402	—	—	—	—	—	—	—
Value of vested stock options	—	—	—	2,944	—	—	—	—	—	—	2,944
Subsequent event - restructure of debt	—	—	—	(256,819)	—	—	—	—	—	—	(256,819)
Net loss	—	—	—	—	—	—	(2,791,680)	—	—	29,745	(2,761,935)
Balance, December 31, 2012	$25,891	2,270,528	$2,271	$77,473,993	$—	$—	$(75,509,634)	$—	$—	$—	$1,992,521

The accompanying notes are an integral part of these consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Timios National Corporation (together with any subsidiaries shall be referred to as the “Holding Company,” “Company,” “we,” “us” and “our”) is a consolidator of companies, whose current operating companies provide title, escrow, appraisal and asset management real estate services. We are focused on creating long-term value by taking a controlling interest in and developing our subsidiary companies through superior operations and management. We intend to operate businesses that provide real estate services, growing organically and by acquisitions. The Company is targeting emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on growth opportunities.

The Company was incorporated in Delaware in August 1997 under the name “Celerity Systems Inc.” In December 2005, the Company amended its Certificate of Incorporation to change its name to “Homeland Security Capital Corporation.” The Company’s primary business plan was to acquire and operate companies serving the homeland security business sector. In February 2006, the Company acquired 93% of Nexus Technologies Group, Inc. (Nexus) and its subsidiaries and, in March 2008, the Company acquired 100% of Safety & Ecology Holding, Inc. (Safety) and its subsidiaries.

On July 6, 2011, the Company, through a newly formed subsidiary, Fiducia Holdings, LLC or Holdings, whose entire membership interests were exchanged for preferred and common stock in Fiducia Holdings Corporation, or FHC, in December 2011; (see Note 15- Related Party Transactions), acquired 80% of Fiducia Real Estate Solutions, Inc. or FRES. FRES wholly owns three companies:  (1) Timios, Inc. (Timios), which is engaged in title and escrow services for mortgage origination and refinance, reverse mortgages and deed-in-lieu transactions; (2) Timios Appraisal Management, Inc. (TAM), which is engaged in property appraisal services; and (3) Default Servicing USA, Inc. (DSUSA), which is engaged in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

On August 19, 2011, the Company finalized the sale of the assets of Corporate Security Solutions, Inc. (CSS), a wholly owned subsidiary of Nexus (which changed its name to NTG Management Corporation (NTG) after the sale) and on October 31, 2011, the Company finalized the sale of all of its stock in Safety.  The Company used $14,385,827 of the proceeds from these sales to retire debt and effectively exited the homeland security business sector.

On August 28, 2012, the stockholders of the Company voted to amend our Certificate of Incorporation, which among other things (1) changed our name to Timios National Corporation, (2) changed the amount of our authorized capital stock from 2,000,010,000 to 55,000,000 shares and designated 50,000,000 shares as common stock, par value $0.001, and 5,000,000 shares as preferred stock, par value $0.01, and (3) approved a 1-for-500 reverse split of our then outstanding common stock.

Also on August 28, 2012, the Company entered into an Exchange Agreement with its major shareholder and senior lender, management and minority shareholders. Under the agreement, a specified amount of senior debt, all of the Company’s Series H Convertible Preferred Stock, all of the Company’s common stock warrants and all minority interests were exchanged for newly created shares of Series J Convertible Preferred Stock and Common Stock. (see Note 10 - Exchange Agreement)

The Company’s primary business plan will continue to be the owner of a majority of the outstanding capital stock of its subsidiaries, control each of its subsidiary boards of directors and provide extensive management and advisory services to its subsidiaries. Accordingly, the Company believes it will exercise sufficient control over the operations and financial results of each of its subsidiaries and will consolidate the results of operations, eliminating minority interests when such minority interests have a basis in the consolidated entity.

2.              Summary of Significant Accounting Policies

Fiscal Year-End — In 2011, the Company changed its year end from June 30 to December 31. All references in these consolidated financial statements refer to the December 31 year end, unless otherwise specified.  References to Transition Period refer to the six month period ended December 31, 2011.

Principles of Consolidation — The consolidated financial statements in this Annual Report on Form 10-K include the operations of the Holding Company, FRES (which includes Timios, DSUSA and TAM) and the segregated discontinued operations of wholly-owned subsidiary Safety (including Safety’s wholly-owned United Kingdom subsidiary, SECL, and majority-owned subsidiary Radcon Alliance, LLC) and majority-owned subsidiaries NTG (including its wholly-owned subsidiary CSS) and Polimatrix, Inc. (PMX) through the date of their sale or dissolution, which all took place in 2011. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenues are derived primarily from services performed in real estate transactions related to title insurance, escrow services, property appraisal and asset management. Revenues are recorded upon the closing of the real estate transaction, which is generally paid out of escrow in the case of Timios and DSUSA, and upon the delivery of the appraisal reports, in the case of TAM.

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

The Company evaluates the carrying value of goodwill at least annually, based on qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired.  If, after assessing the totality of events and circumstances, the Company concludes that it is more likely than not that goodwill is impaired, the Company will compare the fair value of the operating business to its carrying value, including goodwill. The Company typically uses a discounted cash flow model to determine the fair value of an operating business, using assumptions in the model it believes to be consistent with those used by hypothetical market participants. If the carrying amount of the operating businesses goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to the carrying amount of the goodwill, less its implied fair value. Any impairment charge is recognized immediately in the income statement and is not subsequently reversed.

At December 31, 2012, after applying the tests discussed above, the Company determined that the goodwill recorded upon the acquisition of the assets of Default Servicing, LLC was impaired. As a result, the Company recorded an impairment charge to goodwill of $2,312,974 at December 31, 2012.

Contingent Consideration — The Company has initially recorded a liability of approximately $3,946,000 in contingent consideration related to its 2011 acquisitions of Timios and DSUSA. Under the terms of the purchase agreements additional contingent purchase price is due to the seller, based on revenue earned each month. The Company regarded the liability at fair value at the time of acquisition and evaluates the liability periodically based upon expectations of future revenues and related consideration. On December 29, 2011, DSUSA reached an agreement with DAL to purchase, for $200,000, all the remaining future contingent liability (deferred purchase price), which at December 31, 2011, amounted to approximately $1,904,000 and recognized a gain on settlement of contingent consideration of $1,703,911. The contingent consideration associated with the Timios purchase agreement has been fully realized and final payment of $224,215 was made in January 2013.

Cash and Cash Equivalents — The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. Cash consists of cash on hand and deposits in banks. Effective January 1, 2013, certain temporary unlimited federal insurance coverage expired for non-interest bearing bank accounts, which may expose the Company to credit risks as balances in excess of federal insurance limits are subject to the risk that the financial institution will not pay on demand.

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

Investments in Assets Held for Sale — As of December 31, 2012 and 2011, the shares in Vuance Ltd. held by the Company were classified as assets held for sale. Under this classification, securities are carried at fair value

(period end market closing prices) with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity until the gains or losses are realized or a provision for impairment is recognized. At December 31, 2012 and 2011, the Company values these shares at $0.

Through the date of their sale or dissolution, the discontinued operations of Safety, Nexus and PMX were also classified as assets held for sale. The combined results of their operations, assets and liabilities and cash flows are reported as a separate line item within the Company’s financial statements. The assets are measured at the lower of their carrying amount or fair value, with the fair value based upon the sale price received for the assets. Depreciation expense associated with the assets ceased at June 30, 2011.

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

Employee Benefit Plans — The Holding Company has a salary deferral plan covering all its employees.  Employees are allowed to make before-tax contributions to the plan, through salary reductions, up to the legal limits as described under the Internal Revenue Code. Any company match is discretionary. The Holding Company contributed $0, $34,000 and $40,809 to its plan during the period ended December 31, 2012, the Transition Period and June 30, 2011, respectively.

Advertising costs — Advertising costs are expensed as incurred and totaled $426,670 for the year ended December 31, 2012, $130,139 for the Transition Period and $0 for year ended June 30, 2011.

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

Net Earnings (Loss) Per Share — The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders, by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income attributable to common stockholders, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and warrants, the assumed conversion of preferred stock and the assumed vesting of stock option grants (using the treasury stock method), if dilutive.

In 2012, the Company adopted FASB ASU 2011-05 Comprehensive Income, which requires components of net income and other comprehensive income to be presented in total either in a single continuous statement of comprehensive income or two separate but consecutive statements. There was no material impact on the Company’s results of operations or financial condition upon adoption of the new standard and 2012 statements are presented in comparative form.

3.              Management Plans for Future Operations

The primary source of financing for the Company since its inception has been through the issuance of equity and debt securities. The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the year ended December 31, 2012, the Company incurred a loss of $2,761,935 before giving effect to non-controlling interests and preferred stock dividends. Management recognizes it will be necessary to continue to generate positive cash flow from operations to continue as a going concern and has implemented measures to increase profitability. The Company sold certain of its operations 2011, using the sale proceeds to repay a portion of its debt. Additionally, the Company entered into agreements in August 2012 and February 2013 further reducing its outstanding debt. (see Note 10 — Exchange Agreement and Note 16 — Subsequent Events)

Management believes using cash flow generated by its current operations and the acquisition of new, more profitable operations in current or new lines of business and the further reduction of certain operating expenses will have a positive impact on future cash flows.

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

As part of the consideration for the sale of Safety, the Company received an unsecured note in the amount of $2,500,000, bearing interest at 6% and payable in equal monthly installments of $76,055 through February 2014. On November 9, 2011, the Company received a $500,000 prepayment of the note, as agreed to in the Stock Purchase Agreement and through December 31, 2012 and 2011, recorded total receipts from the note of $337,765 and $652,110, including interest of $116,247 and $15,654, respectively. These receipts were used to further reduce the Company’s debt obligations to YA.

Also, as part of the sale of Safety and CSS, the Company agreed to deposit part of the consideration from those sales to be put into escrow accounts to support representations and warranties made by the Company to the buyers. In the case of Safety, the original escrow amount was $2,000,000. On December 31, 2011, the buyer notified the Company of the failure of Safety to renew a certain contract specified in the Company’s representations. As per the agreement, the buyer was permitted to receive $1,500,000 of the escrow amount, leaving $500,000 in the Safety escrow account. In the case of CSS, the escrow amount provided for in the Asset Sale Agreement was $300,000 and as of the date of this filing no claims have been made by the buyer on that amount.

Summarized in the table below is certain financial information (which consists primarily of Safety and CSS) included in discontinued operations for the year ended December 31, 2012, the Transition Period ended December 31, 2011 and the fiscal year ended June 30, 2011.

		Transition Period	Year Ended
	December 31, 2012	December 31, 2011	June 30, 2011
Net contract revenue	$—	$22,749,524	$105,099,071
Contract costs	—	25,712,225	89,958,946
Gross (loss) profit on contracts	—	(2,962,701)	15,140,125
Operating expenses	—	4,000,890	13,763,201
Operating (loss) income	—	(6,963,591)	1,376,924
Other income (expenses)	—	18,287	(168,915)
Gain on sale of assets of subsidiaries	—	10,598,907	—
Income from discontinued operations	$—	$3,653,603	$1,208,009

Revisions in contract profits are made in the period in which circumstances requiring the revision become known.  The effect of changes in estimates of contract profits was to decrease operating loss for discontinuing operations by approximately $5.8 million at Safety during the Transition Period from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding period. (see Note 10 - Exchange Agreement and Note 16 - Subsequent Events)

5.        Fixed Assets, net

The components of fixed assets consist of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Depreciable assets:
Office equipment	$132,255	$62,679
Computer equipment	414,745	131,226
Vehicles	38,317	38,317
Total cost	585,317	232,222
Less accumulated depreciation	(203,440)	(74,903)
Property and equipment, net	$381,877	$157,319

Depreciation expense was $128,537 for the year ended December 31, 2012, $25,805 for the Transition Period ended December 31, 2011 and $0 for the year ended June 30, 2011 (includes the depreciation expense of the Holding Company and FRES).

In general, office equipment includes assets with depreciable lives of 5 years, computer equipment includes assets with depreciable lives of 3 to 5 years and vehicles have depreciable lives of 3 years.

6. Intangible Assets, net

The components of intangible assets consist of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Depreciable intangibles:

Non-compete agreements	$60,000	$60,000
Contract	1,031,992	131,992
Intellectual properties	320,680	320,680
Brand and Logo	54,229	54,229
Deferred charges	900,000	900,000
	$2,366,901	$2,366,901
Less accumulated amortization	(2,118,234)	(1,986,328)
	$248,667	$380,573

Amortization expense for intangibles was $131,906 for the year ended December 31, 2012, $1,086,328 for the Transition Period ended December 31, 2011 and $0 for the year ended June 30, 2011 (includes the depreciation expense of the Holding Company and FRES).  Amortization expenses for the next three years are expected to be approximately $80,000 per year.

In general, our non-compete agreements are included in certain employment agreements and are amortized over the life of the employment agreement which is 3 years. Customer contracts are amortized over the life of the contract. Intellectual property and brand and logos are amortized over a 5 year period. Deferred charges, such as those listed above, are amortized over the life of the agreement.

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

As of September 30, 2010, the Company reduced the carrying value of its securities available for sale in Vuance, Ltd (692,058 ordinary shares of Vuance, Ltd; OTCQB — VUNCF, the “Vuance Shares”) to zero as a result of inactive and illiquid markets for the Vuance Shares. The Company does not believe the quoted prices represent the actual value appurtenant to the Vuance Shares. Consequently, using inputs that are considered Level 2 of the hierarchy, the Company regards the value of the Vuance Shares available for sale as permanently impaired.

In addition, the fair value of the other financial instruments described in Note 2, where fair value approximates cost, are considered Level 2 of the hierarchy.

8. Goodwill

Goodwill on acquisition is initially measured at cost being the excess of the cost of the business acquired including directly related professional fees over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities.

Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is related to the acquisition of Timios ($1,674,242) and DSUSA ($2,312,974) and was tested for impairment at December 31, 2012. As a result of this testing, management determined that DSUSA’s goodwill was impaired and consequently recorded an impairment charge of $2,312,974 at December 31, 2012. Timios’ goodwill will continue to be tested annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired.

The impairment review requires management to undertake certain judgments, including estimating the recoverable value of the business acquired to which the goodwill relates, based on either fair value less costs to sell or the value in use, in order to reach a conclusion on whether it deems the goodwill to be recoverable. Estimating the fair value less costs to sell is based on the best information available, and refers to the amount at which the business acquired could be sold in a current transaction between willing parties. The valuation methods are based on a discounted cash flow approach. This approach uses transaction multiples, obtained from comparable businesses in the industry sector in which the acquired business operates. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects management’s estimate of return on capital employed, which is subject to a value in use calculation.

Any impairment is recognized immediately in the income statement and is not subsequently reversed. No goodwill impairment was recognized for the Transition Period ended December 31, 2011 or the fiscal year ended June 30, 2011.

9. Income Taxes

The Company and certain of its subsidiaries file income tax returns in the US and in various state jurisdictions. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for years before 2008.

The Internal Revenue Service (IRS) has not notified the Company of any scheduled examination of the Company’s US income tax returns for 2008 through 2011. As of December 31, 2012, the IRS has proposed no adjustments to the Company’s tax positions.

There are no amounts included in the balance at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2012, the Transition Period ended December 31, 2011and the fiscal year ending June 30, 2011, the Company recognized no interest or penalties.

The tax effects of temporary differences giving rise to the Company’s deferred tax assets (liabilities) are as follows:

	December 31, 2012	Transition Period December 31, 2011	June 30, 2011
Deferred tax assets:
Net operating loss and capital loss carryforwards	$15,927,209	$14,729,408	$14,392,334
Related party accruals	—	1,504,366	2,119,780
Allowance for doubtful accounts	—	—	95,281
Vacation and workers compensation	11,559	—	110,984
Impairment loss on assets held for sale	—	—	1,428,618
Other temporary differences	—	397,552	—
Intangible assets	852,051	—	—
Valuation allowance	(16,551,236)	(16,403,028)	(17,633,225)
Total deferred tax assets	239,583	228,298	513,772

Deferred tax liabilities:
Depreciation and amortization expenses	(131,713)	(60,237)	(256,959)
Amortization of intangible assets	—	(29,521)	(113,804)
Other temporary differences	(107,870)	(138,540)	(143,009)
Total deferred tax liabilities	(239,583)	(228,298)	(513,772)

Net deferred tax assets	$—	$—	$—

As a result of significant historical pretax losses, management cannot conclude that it is more likely than not that the deferred tax asset will be realized. Accordingly, a full valuation allowance has been established against the total net deferred tax asset. Because the benefit of the deferred tax assets offset any provision for income tax purposes, the entire provision for income tax expense, if any, represents amounts currently due state tax jurisdictions for continuing operations. The valuation allowance increased by $148,208 to $16,551,236 for the year ended December 31, 2012; decreased by $1,230,197 to $16,403,028 during the Transition Period ended December 31, 2011 and increased by $1,058,354 to $17,633,225 in the fiscal year ended June 30, 2011.

The Company’s income tax provision (benefit) differs from that obtained by using the federal statutory rate of 34% as a result of the following:

			Transition Period	Year Ended
	December 31, 2012		December 31, 2011	June 30, 2011

Federal income taxes at 34%	$(907,399)		$1,664,388	$(1,364,291)
Effect of permanent differences	16,562		(556,272)	(36,984)
Other	742,629	**	122,081	377,191
State income tax	93,114		157,400	66,525
Change in valuation allowance — current year	148,208		(1,230,197)	1,058,354

Net income tax expense	$93,114		$157,400	$100,795	*

*         Included in discontinued operations.

**       Includes certain intangibles deducted in prior years

At December 31, 2012, the Company had an available a net operating loss carryforwards of approximately $46,844,733. This amount is available to reduce the Company’s future taxable income and expires in the years 2014 through 2032 as follows:

Year of	NOL
Expiration	Carryover
2014	—
2017	3,830,504
2018	7,017,587
2019	5,878,720
2020	4,942,777
2021	4,434,157
2022	3,438,195
2024	2,338,824
2025	1,055,115
2026	2,542,659
2027	1,209,152
2028	976,338
2029	1,627,859
2030	2,948,105
2030	118,767
2032	4,485,974
$46,844,733

10.  Exchange Agreement

On August 28, 2012, the Company, YA, Management and the Timios Management (as these parties have been previously defined) entered into an Agreement in which all parties agreed to exchange certain debt and securities owned by them for Series J Preferred Stock of the Company. In accordance with the terms of the Exchange:

•                  YA exchanged (i) 9,549 shares of the Company’s Series H Preferred Stock and all rights, title and interest therein, including, without limitation, any accrued dividends; (ii) 1,000,000 shares of the Company’s Series F Preferred Stock and all rights, title and interest therein, including, without limitation, any accrued dividends; (iii) Warrants numbered HOMS-5-1 and HOMS-5-2 issued on March 14, 2008 for the purchase of up to an aggregate of 166,667 shares of the Company’s Common Stock; and all rights, title and interest in the YA Notes (as defined below), for an aggregate of 2,043,810 shares of Series J Preferred:

•                  Amended and Restated Non-Recourse Promissory Note in the original principal amount of $970,609 by the Company in favor of YA;

•                  Promissory Note issued November 28, 2008 in the original principal amount of $71,345 by the Company in favor of YA;

•                  Promissory Note issued November 26, 2008 in the original principal amount of $178,655 by the Company in favor of YA;

•                  Secured Promissory Note issued March 14, 2008 (the “First March 2008 Promissory Note”) in the original principal amount of Eight Hundred Seventy Eight Thousand Nine Hundred Twenty Three Dollars ($878,923) by the Company in favor of YA; and

•                  Secured Promissory Note issued March 14, 2008 (the “Third March 2008 Promissory Note” and, collectively, with the Second Amended and Restated Note, November 28 Promissory Note, November 26 Promissory Note and First March 2008 Note, the “YA Notes”) in the original principal amount of Six Million Three Hundred Ten Thousand Dollars ($6,310,000) by the Company in favor of YA;

•                  The Management exchanged an aggregate of 350 shares of Series H Preferred, and all rights, title and interest therein, including, without limitation, any and all accrued dividends, in exchange for an aggregate of 146,667 shares of Series J Preferred;

•                  The Timios Management exchanged an aggregate of 500,000 shares of Series A Preferred Stock of Fiducia Real Estate Solutions, Inc. and all rights, title and interest therein, including, without limitation, any and all accrued dividends, in exchange for an aggregate of 428,571 shares of Series J Preferred and 307,985 shares of Common Stock; and

•                  C. Thomas McMillen and Michael T. Brigante exchanged an aggregate of 49 shares of common stock of Fiducia Holdings Corporation for an aggregate of 95 shares of Series J Preferred and 1,759,288 shares of Common Stock.

Concurrently with, and as a condition precedent to the Exchange, the Secured Promissory Note issued March 14, 2008 $6,750,000 by the Company in favor of YA was amended and restated into two non-recourse promissory notes, the first of which was an Amended and Restated Non-Recourse Promissory Note in the original principal amount of $2,311,050 (the “August Note”) and the second of which was the Second Amended and Restated Non-Recourse Note (as defined above),  which Second Amended and Restated Non-Recourse Note, along with the other YA Notes, was exchanged for shares of Series J Preferred, as described above. All accrued and unpaid interest under the Second March 2008 Note was incorporated into the principal balances of the August Note and the Second Amended and Restated Non-Recourse Note and therefore, on the date on which the August Note and the Second Amended and Restated Non-Recourse Note were issued, there was no accrued and unpaid interest thereunder.

The following tables reflect the outstanding debt and Preferred Stock of the Company at December 31, 2012, the Transition Period — December 31, 2011and June 30, 2011:

	December 31, 2012	December 31, 2011	June 30, 2011

Senior Secured Notes Payable (the New Notes)	$—	$—	$6,310,000
Senior Secured Notes Payable (the Exchange Notes)	—	1,624,904	6,750,000
Debenture interest conversion note	—	—	878,923
Nonrecourse note payable	1,050,000
Secured note payable	250,000
Treasury stock purchase note	—	—	250,000
Debt discount	(31,687)
Accrued interest on above notes	—	3,928,874	5,536,117

Total notes payable	1,268,313	5,553,778	19,725,040
Less current portion of term debt	(980,637)	(5,553,778)	(19,725,040)
Long term portion	$287,676	$—	$—

All amounts under the notes payable indicated above are due to YA. The notes are non-interest bearing and have been discounted using an effective rate of 6%. Of the total notes payable of $1,268,313, $980,637 is due in 2013, $228,967 is due in 2014 and $58,709 is due in 2015.

	December 31, 2012		December 31, 2011		June 30, 2011
Preferred Stock	Potential Common Shares	Accrued Dividends	Potential Common Shares *	Accrued Dividends	Potential Common Shares *	Accrued Dividends
Series J	8,612,201	$—	—	$—	—	$—
Series F	—	—	20,000	—	20,000	—
Series H	—	—	1,114,628	4,234,557	1,114,628	3,935,147
Series I	—	—	—	—	220,000	1,115,901
Total	8,612,201	$—	1,134,628	$4,234,557	1,354,628	$5,051,048

*Reflects a 1 for 500 reverse split

On August 28, 2012, the Board designated 2,619,143 shares, of the 5,000,000 shares authorized, as Series J Convertible Preferred Stock, par value $0.01 per share. The Series J Preferred provides for an accruing preferential liquidating dividend of 8% per annum, provided that the shares are not converted. Each share of Series J Preferred converts into 3.288 shares of our Common Stock, at anytime at the option of the holder. As of December 31, 2012, 30,000 shares of the Series J Preferred have been converted into 90,438 shares of our Common Stock. (see Note 16 - Subsequent Events)  (See also Note 16-Debt Restructuring regarding the amendment and restatement of the August Note.)

11. Stock Options

From 2005 through 2008, the Company had reserved 85,260,000 shares of Common Stock for issuance under its 2005 and 2008 stock option plan. Of this amount 83,410,000 options were granted and 100,000 were exercised. As of December 31, 2011 all of the options that were granted under the 2005 and 2008 plans were forfeited and the Company discontinued both plans as of that date.

Stock Options Awarded Under the 2012 Plan

On August 28, 2012, the stockholders of the Company approved the creation of the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”), pursuant to which 1,617,820 shares of Common Stock were reserved for future issuance upon the exercise of options granted under the 2012 Plan.

On December 17, 2012, the Company granted 1,400,000 options under the 2012 Plan at a strike price of $0.60. The options were granted to employees and a director, have a 10 year life and vest as to each grantee annually over a 3 year period, beginning in December 2013. The Company recorded $2,944 of compensation expense in 2012 as a result of these option grants. There are 217,820 options available for grant under the 2012 Plan at December 31, 2012.

Additional information about the Company’s stock option plans is summarized below:

	December 31, 2012			December 31, 2011*			June 30, 2011*
		Weighted Average			Weighted Average			Weighted Average
		Exercise	Grant Date		Exercise	Grant Date		Exercise	Grant Date
	Options	Price	Fair Value	Options	Price	Fair Value	Options	Price	Fair Value
Outstanding at beginning of period	—	$—	$—	23,380	$29.00	$25.50	166,620	$28.00	$22.00
Granted	1,400,000	0.60	0.151	—	—	—	—	—	—
Rescinded (Exercised)	—	—	—	—	—	—	—	—	—
Forfeited	—	$—	$—	23,380	29.00	25.50	143,240	28.00	21.50
Outstanding at end of period	1,400,000	$0.60	$0.151	—	$—	$—	23,380	$29.00	$25.50
Options exercisable at end of period	—	$—	$—	—	$—	$—	23,380	$29.00	$25.50

* Reflects a 1 for 500 reverse split

The fair value of each option grant was estimated on December 17, 2012 (for the options granted under the 2012 Plan) using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.40%, volatility of 36.46% and expected lives of three years. All options granted have a maximum three year service period.

The Company intends to withhold sufficient unissued shares of common stock to issue upon exercise of any options by the grantees.

12. Earnings (Loss) Per Share

The basic earnings (loss) per share was computed by dividing the net income or loss applicable to common stockholders by the weighted average shares of common stock outstanding during each period.

Diluted earnings per share are computed using outstanding shares of common stock plus the Convertible Preferred Shares, common stock options and warrants that can be exercised or converted, as applicable, into common stock at December 31, 2012, the Transition Period ended December 31, 2011and June 30, 2011. The calculations below reflect the 1 for 500 reverse stock split that occurred on August 28, 2012.

The reconciliations of the basic and diluted income (loss) per share for income (loss) attributable to the Company’s stockholders are as follows:

	December 31, 2012	December 31, 2011	June 30, 2011
Basic and Diluted (Loss) Earnings Per Share:
(Loss) Income from continuing operations	$(2,761,935)	$1,062,255	$(5,197,392)
Income attributable to non-controlling interests	(29,745)	(518,325)	(395,732)
Series H Preferred Stock beneficial conversion feature	(17,792)	(7,362)	(14,724)
Less: Preferred stock dividends	—	(399,224)	(1,586,009)
(Loss) Income attributable to common stockholders	$(2,809,472)	$137,344	$(7,193,857)

Income from discontinued operations	$—	$3,653,603	$1,208,009

Net (Loss) Income	$(2,809,472)	$3,790,947	$(5,985,848)

Shares (Denominator)
Weighted-average number of common shares:
Basic	829,947	108,983	107,742
Diluted	829,947	108,983	107,742

Earnings Per Common Share
Basic - continuing operations	$(3.39)	$1.26	$(66.77)
Diluted - continuing operations	$(3.39)	$1.26	$(66.77)
Basic - discontinued operations	$—	$33.52	$11.21
Diluted - discontinued operations	$—	$33.52	$11.21
Basic — (Loss) Net Income	$(3.39)	$34.78	$(55.56)
Diluted — (Loss) Net Income	$(3.39)	$34.78	$(55.56)

13. Cash Flows

Supplemental disclosure of cash flow information for the year ended December 31, 2012, the Transition Period ended December 31, 2011 and the fiscal year ended June 30, 2011 is as follows:

	December 31, 2012	December 31, 2011	June 30, 2011

Cash paid during the period for:
Interest	$—	$—	$596,495
Taxes	149,245	—	782,670
Supplemental disclosure for noncash investing and financing activity:
Dividends accrued on Preferred Stock	—	399,224	1,586,114
Dividends recognized from beneficial conversion feature	17,792	7,362	14,724
Conversion of Series H Preferred Stock	—	—	86,000
Settlement of Series I Preferred Stock	—	(4,180,000)	—
Equipment purchased under capital leases	—	—	68,180
Repayment of note payable-related party from proceeds on sale of subsidiaries	—	(14,385,827)	—
Professional fees paid from proceeds on sale of subsidiaries	—	(1,323,191)	—
Note receivable from sale of Safety	—	(2,500,000)	—
Proceeds from sale of Safety exchanged for Series I Preferred Stock	—	(1,000,000)	—
Escrow receivable from sale of subsidiary	—	(800,000)	—
Settlement of related party notes payable With equity issuance	(3,994,951)	—	—
Settlement of Series F and H preferred Stock with equity issuance	(9,998,988)	—	—
Settlement of dividends payable	(4,234,557)	—	—
Exchange of non-controlling interests For Series J preferred stock and Common stock	(998,070)	—	—
Retirement of treasury stock	250,000	—	—
Conversion of Series J preferred stock and Common stock	(31,500)	—	—
Collection of related party note receivable With management bonus	458,453	—	—
Settlement of note receivable	1,228,408	—	—
Settlement of warrants payable	(169,768)	—	—

14. Commitments and Contingencies

Leases

The Company has various leases for office space specific to each of its subsidiaries. The latest to expire is Timios’ Plano, TX lease, which expires on December 31, 2015. The Company’s minimum lease payments for 2013, 2014 and 2015 are approximately $504,497, $263,497 and $158,697, respectively.

Rent expense related to our overall office space for our operations during the year ended December 31, 2012, the Transition Period ended December 31, 2011(6 months) and June 30, 2011 was $524,825, $244,701 and $137,390, respectively.

Commitments

The Company, in the normal course of business, routinely enters into consulting agreements for services to be provided to the Company. These agreements are generally short term and are terminable by either party on sixty (60) days notice. As a result, the Company does not believe it has any material commitments to consultants. At December 31, 2012 and 2011 and June 30, 2011, the Company has not recognized any material liabilities for loss contingencies.

Claims

During the ordinary course of business, the Company is subject to various disputes and claims and there are uncertainties surrounding the ultimate resolutions of these matters. Because of the uncertainties, it is at least reasonably possible that any amount recorded may change within the near term.

Contingency

The Company has received notification alleging the Company breached certain representations and warranties with regard to the sale of one of its former subsidiaries. The claim alleges that the Company misrepresented the estimate of costs to complete a certain contract that was included in the sale. The Company is currently in discussions with the claimant regarding its allegation. As of December 31, 2012 no resolution has been reached concerning this allegation. (see Note 16 - Subsequent Events)

Customer Concentration

DSUSA derived all of it revenue and earnings from a contract with a major U.S. Bank from the date of acquisition through December 31, 2011. This contract terminated on September 30, 2011, with DSUSA having the right to residual revenue from buyer contracts on properties entered into prior to September 30, 2011 but not closed as of that date. Management has not been successful in renewing this contract or obtaining any other material contracts as of the date of this filing. Accordingly, DSUSA’s revenue has been negligible through December 31, 2012.

Timios relies on business in the states of Texas, Florida, New Jersey and Pennsylvania for a substantial portion of the revenue it recorded during the year ended December 31, 2012 and the Transition Period ended December 31, 2011. Adverse regulatory developments in these states, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the title insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

Working Capital and Dividend Restrictions

We are a holding company whose primary assets are the securities of our operating subsidiaries. Our ability to pay our outstanding debts and our other obligations is dependent on the ability of our subsidiaries to pay dividends or make other distributions or payments to us. If our operating subsidiaries are not able to pay dividends to us, we may not be able to meet our financial obligations.

In addition, our title insurance subsidiary, Timios, must comply with state laws which require it to maintain minimum amounts of working capital, surplus and reserves, and place restrictions on the amount of dividends that it can distribute to us. Compliance with these laws will limit the amounts that subsidiaries can dividend to us.

15. Related Party Transactions

On June 1, 2007, the Company loaned $500,000 to SAAH, an entity controlled by two of our then directors, and the initial stockholder and founder of SAAC. SAAC was formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses. SAAH, in turn, loaned the $500,000 to SAAC. SAAC ultimately consummated its initial business combination with UEI.

The loan was evidenced by a note bearing 5% interest per annum and was due on or before May 31, 2011, with no prepayment penalties (see discussion concerning CEO special bonus under Item 11, Executive Compensation). The loan was guaranteed in its entirety by our Chairman and Chief Executive Officer. The Company expected repayment of the loan from the proceeds of the sale by SAAH of its founder warrants and ultimately by UEI. On September 20, 2010, UEI filed for bankruptcy protection. At December 31, 2011 the note, including interest, was $458,453. The Company recorded interest income related to this note of $761 for the year ended December 31, 2012, $9,326 for Transition Period ended December 31, 2011 and $18,500 for the fiscal year ended June 30, 2011. On January 15, 2012, our Chairman and Chief Executive Officer paid the Company $459,214, through a reduction of a special bonus due him, paying in full this note and accrued interest through that date.

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

On August 28, 2012, our Chief Executive Officer and our Chief Financial Officer exchanged their shares in FHC for an aggregate of 95 shares of Series J Preferred and 1,759,288 shares of Common Stock as discussed in Note 10.

Also on August 28, 2012, our Chief Operating Officer exchanged his shares of Series A Preferred Stock in Fuducia Real Estate Solutions, Inc. for 238,095 shares of Series J Preferred and 170,931 shares of Common Stock as discussed in Note 10.

16. Subsequent Events

On February 12, 2013, the Company entered into a number of agreements as outlined below:

The PESI Settlement

On February 12, 2013, the Company entered into the PESI Settlement Agreement, which memorializes the parties’ settlement of certain disputes that had arisen under that certain Stock Purchase Agreement dated as of July 15, 2011 (the “SEC Purchase Agreement”), pursuant to which the Company sold to PESI the capital stock of SEC.  As reported in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011 and November 3, 2011, as part of the purchase price for the capital stock of SEC (the “SEC Purchase Price”), PESI issued to the Company that certain Non-Negotiable Promissory Note dated October 31, 2011 in the original principal amount of $2,500,000 (the “Original PESI Note”) and deposited into escrow an amount equal to $2,000,000 pursuant to that certain Escrow Agreement, dated as of October 31, 2011 (the “PESI Escrow Agreement”), by and among the Company, PESI and SunTrust Bank, as escrow agent.

Pursuant to the PESI Settlement Agreement, among other things, as full and final settlement of all disputes between the parties relating to the Purchase Agreement, (i) the Company and PESI directed SunTrust Bank, as escrow agent under the PESI Escrow Agreement, to release to TNC the balance of the funds being held in escrow in the approximate amount of $500,000 (the “PESI Escrow Funds”) and (ii) the Company forgave $1,229,773.75 of the debt outstanding under the Original PESI Note and replaced the Original PESI Note with the New PESI Note.  The parties also released each other from any and all other claims, whether known or unknown, with respect to the Purchase Agreement.

The New PESI Note has the same terms as the Original PESI Note, except that the principal amount of $1,459,547.50, including interest, outstanding under the Original PESI Note has been reduced to $229,773.75, and it is no longer secured by the PESI Escrow Funds.

The Leichtweis Settlement

On February 12, 2013, the Company entered into the Leichtweis Settlement Agreement, with Leichtweis and certain former investors in the Company signatory thereto (the “Management Investors”).  Under the terms of that agreement, the Company, Leichtweis and the Management Investors, among other things, terminated all of their respective rights and obligations under that certain Exchange Agreement, dated as of October 31, 2011 (the “Leichtweis Agreement”), by and among, the Company (f/k/a Homeland Security Capital Corporation), Leichtweis, as representative of the Management Investors and the Management Investors signatory thereto, and released each other from certain obligations set forth therein.  Under the terms of the Leichtweis Agreement, Leichtweis and the Management Investors canceled their shares of the Company’s Series I Preferred Stock and certain warrants to purchase shares of the Company’s common stock in exchange for a portion of the SEC Purchase Price.

The Debt Restructuring

On February 12, 2013, the Company entered into the Restructuring Agreement, pursuant to which the Company and YA restructured the Company’s indebtedness pursuant to the August Note in the original principal amount of $2,311,050 dated August 28, 2012.  The August Note prohibits the Company from, among other things, amending, modifying or otherwise altering the PESI Note, the PESI Escrow Agreement and/or the Leichtweis Agreement.

Under the terms of the Restructuring Agreement, YA (i) consented to the Company entering into the PESI Settlement Agreement and Leichtweis Settlement Agreement, (ii) consented to replacing the Existing PESI Note with the New PESI Note, including, without limitation, the proposed debt forgiveness, and (iii) forgave approximately $975,000 of the debt outstanding under the August Note.  In addition, YA agreed to amend and restate the August Note into the (i) Second Amended and Restated Promissory Note in the original principal amount of $250,000, which is recourse but unsecured, and (ii) the Second Amended and Restated Non-Recourse Promissory Note in the original principal amount of $550,000, which is in substantially the same form as the August Note, except that the principal amount has been reduced and it is no longer secured by the PESI Escrow Funds.  As a result of the restructuring of the Company’s indebtedness, the Company and YA also entered into the Amendment to the Security Agreements, pursuant to which the Collateral (as defined, and more fully described, in the Amended and Restated Security Agreements dated August 28, 2012) that secures the Company’s obligations under the Second Amended and Restated Non-Recourse Note is limited generally to all right, title and interest of the Company under the New PESI Note and of CSS under that certain Escrow Agreement, dated August 19, 2011, by and among CSS (f/k/a Corporate Security Solutions, Inc.), Halifax Security, Inc. and CSC Trust Company of Delaware, and all supporting obligations, proceeds and products of any of the foregoing, including any insurance, wherever located, whether now owned, or now due, in which the Company and/or CSS has/have an interest or the power to transfer rights, or hereafter acquired, arising, or to become due, or in which the Company and/or CSS obtains/obtain an interest, or the power to transfer rights.

The practical effect of the PESI Settlement is to reduce the balance owed to the Company under the Original PESI Note from $1,459,548 to $229,774 or a reduction of $1,229,774, release of $500,000 of the escrow funds to the Company and to eliminate all future claims concerning the July 15, 2011 sale of SEC to PESI. The practical effect of the Leichtweis Settlement is to reduce the amount the Company owed to the Management Investors, as described above, from $61,484 to $6,758 or a reduction of $54,726. The practical effect of the Debt Restructuring is to reduce the amount the Company owed to YA under the August Note from $2,311,050 to $800,000 or $1,511,050, by payment of $500,000 and debt forgiveness by YA as discussed above.

The Company followed the guidelines established by the Financial Accounting Standards Board (FASB) Codification 855-10-25-1 and AU-C 560.07 and recognized, in its December 31, 2012 financial statements and  footnotes included in this Annual Report on Form 10K, the effects of the above subsequent events because these events represent the culmination of conditions that existed as of the balance sheet date.

On January 31, 2013, the Company’s Timios, Inc. subsidiary entered into a three year capital lease for computer equipment and supplies in the approximate amount of $329,208, including interest. The lease provides a bargain buyout at the end of the term. The lease payments will be $101,280 in 2013, $115,749 in 2014 and $112,179 in 2015.

On January 31, 2013, the Company’s Timios, Inc. subsidiary paid $224,215 in full satisfaction of the contingent consideration agreed to in the purchase agreement of Timios.

On March 5, 2013, YA converted 24,656 shares of Series J Preferred into 81,073 shares of our Common Stock.

On March 12, 2013, the Company received $300,000 from its escrow receivable originally established in support of representations and warranties for the sale of CSS. On March 14, 2013, the Company remitted the $300,000 to YA as per the agreement in the Second Amended and Restated Non-Recourse Promissory Note.