Form 10-Q
period 2013-03-31
Timios National Corp
filed 2013-05-13
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March  31, 2013

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of May 10, 2013 there were 2,351,599 shares of common stock, par value $0.001, outstanding.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the interim period as of March 31, 2013, are unaudited. The accompanying interim unaudited financial statements have been prepared by Timios National Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the twelve months ended December 31, 2012.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012
Assets:
Cash	$1,429,750	$1,565,758
Escrow receivable	—	800,000
Current portion of note receivable	90,530	90,530
Prepaid and other	449,247	489,427
Total current assets	1,969,527	2,945,715
Fixed assets - net	442,258	381,877
Note receivable	118,876	139,244
Intangible assets - net	213,178	248,667
Goodwill	1,674,242	1,674,242
Total assets	$4,418,081	$5,389,745
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$584,625	$925,104
Contingent consideration	30,000	254,215
Curent portion of note payable - related party	182,251	980,637
Accrued compensation	1,149,854	824,005
Accrued other liabilities	54,295	24,318
State income taxes payable	72,528	101,269
Total current liabilities	2,073,553	3,109,548
Note payable - related party	268,519	287,676
Total liabilities	2,342,072	3,397,224
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,564,487 shares (2,589,143 at December 31, 2012) issued and outstanding	25,645	25,891
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,351,599 shares (2,270,528 at December 31, 2012) issued and outstanding	2,352	2,271
Additional paid-in capital	77,491,822	77,473,993
Accumulated deficit	(75,443,810)	(75,509,634)
Total stockholders’ equity	2,076,009	1,992,521
Total liabilities and stockholders’ equity	$4,418,081	$5,389,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$7,354,611	$4,887,478
Costs of revenue	5,272,060	3,382,160
Gross profit on revenue	2,082,551	1,505,318
Selling, general and administrative expenses	1,955,697	1,490,700
Operating income	126,854	14,618
Other expense	(2,641)	(66,278)
Income (loss) from continuing operations before income taxes	124,213	(51,660)
State income tax expense	58,389	44,300
Net income (loss)	65,824	(95,960)
Less: Net income attributable to noncontrolling interests	—	19,217
Net income (loss) attributable to Timios National Corporation stockholders	65,824	(115,177)
Less preferred dividends and other beneficial conversion features associated with preferred stock issuance	—	(3,681)
Net income (loss) attributable to common stockholders of Timios National Corporation	$65,824	$(118,858)
Income (loss) per common share attributable to Timios National Corporation stockholders - basic and diluted
Basic	$0.03	$(1.09)
Diluted	$0.01	$(1.09)
Weighted average shares outstanding -
Basic	2,294,321	108,983
Diluted	10,960,988	108,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012

Net cash provided by (used in) operating activities	$188,885	$(16,436)
Net cash provided by (used in)investing activities	495,291	(38,133)
Net cash used in financing activities	(820,184)	(216,600)
Net decrease in cash	(136,008)	(271,169)
Cash, beginning of period	1,565,758	2,679,057
Cash, end of period	$1,429,750	$2,407,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2013

1.              Organization and Basis of Presentation of Unaudited Interim Financial Statements.

Organization

Timios National Corporation (the “Company” or the “Holding Company”) is a consolidator of companies, whose current subsidiaries provide title, settlement, escrow, appraisal and asset management real estate services. We are focused on creating long term value by taking a controlling interest in and developing our subsidiary companies through superior operations and management. We intend to operate businesses that provide real estate services, growing organically and by acquisitions. The Company targets emerging companies that are generating revenues but face challenges in scaling their businesses to capitalize on opportunities in the aforementioned industry sector.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Fiducia Real Estate Solutions, Inc. (“FRES”) and FRES’s wholly-owned subsidiaries, Timios, Inc. (“Timios” and its wholly-owned subsidiary Timios Escrow Services, Inc. or “TEI”), Timios Appraisal Management, Inc. (“TAM”) and Default Servicing USA, Inc. (“DSUSA”). All intercompany balances and transactions have been eliminated.

Reclassifications — Certain prior period balances have been reclassified to conform to the current period presentation.

2.              Income Taxes

The Company has not recorded any federal income tax expense or benefit for the three months ended March 31, 2013, mainly due to available federal net operating loss carryforwards.  The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization. The Company has recorded state income tax expense for certain of the jurisdictions in which it operates.

3.              Earnings (Loss) Per Share

The basic earnings (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of common stock outstanding during each period.

Diluted earnings per share are computed using outstanding shares of common stock plus the Company’s Series J convertible preferred stock (the “Preferred Shares”) and common stock options and warrants that can be exercised or converted, as applicable, into common stock, par value $0.001, at March  31, 2013 and 2012. Diluted earnings per share are not indicated for the three month period ended March 31, 2012 because the effect would be anti-dilutive.

The reconciliations of the basic and diluted income (loss) per share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended March 31,
	2013	2012

Basic and Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$65,824	$(95,960)
Less: income attributable to noncontrolling interests	—	(19,217)
Less: Series H Preferred Stock beneficial conversion feature	—	(3,681)
Income (loss) attributable to common stockholders	$65,824	$(118,858)

Shares (Denominator)
Weighted-average number of common shares:
Basic	2,294,321	108,983
Diluted	10,960,988	108,983

Earnings (Loss) Per Common Share
Basic — net income (loss)	$0.03	$(1.09)
Diluted — net income (loss)	$0.01	$(1.09)

4.              Cash Flows

Supplemental disclosure of cash flow information for the three month period ending March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,
	2013	2012

Cash paid during the period for:
Taxes	$87,341	$—

Supplemental disclosure for noncash investing and financing activity:
Amortization of Series H Preferred Stock beneficial conversion feature	$—	$3,681
Settlement of related party Note receivable	$—	$459,214

5.              Equity Activity

During the quarter ended March 31, 2013, the Company recorded $17,616 ($5,872 per month) as compensation expense, thereby increasing additional paid in capital, based on the stock options granted to employees and a director on December 17, 2012, under the 2012 Employee, Director and Consultant Equity Incentive Plan, or the 2012 Plan.

On March 5, 2013 Yorkville Global Investments, L.P. or “YA” converted 24,656 shares of its Preferred Shares into 81,073 shares of our common stock. After the conversion, YA has 1,989,154 Preferred Shares convertible, at their option, into 6,540,681 shares of our common stock.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, as may be updated and supplemented by this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, the “Company,” “the Holding Company,” “we,” “us,” and “our” refer to Timios National Corporation.

Overview

Timios National Corporation was incorporated in Delaware on August 12, 1997 under the name “Celerity Systems, Inc.” In August 2005, we changed our name to “Homeland Security Capital Corporation” and changed our business plan to seek acquisitions of and joint ventures with companies operating in the homeland security business sector and, until July 2011, operated soley as a provider of specialized, technology-based, radiological, nuclear, environmental, disaster relief and electronic security solutions to government and commercial customers. Our corporate headquarters is located in Arlington, Virginia.

On August 19, 2011, we completed the sale of substantially all of the assets of Corporate Security Solutions, Inc., the operating subsidiary of our 93%-owned Nexus Technologies Group, Inc. subsidiary and on October 31, 2011, we completed the sale of our wholly-owned subsidiary, Safety& Ecology Holdings Corporation.  The proceeds from these sales were used to retire debt.

In July 2011, we expanded the scope of operations to include companies operating in the real estate services industry through our acquisition of Fiducia Real Estate Solutions, Inc. or “FRES”. FRES conducts its operations through three wholly owned operating companies:  (1) Timios, Inc., or “Timios”, which is engaged nationally in title and escrow services for mortgage origination, refinance, reverse mortgages and deed-in-lieu transactions; (2) Timios Appraisal Management, Inc. , or “TAM”, which is engaged nationally in residential property appraisals;  and (3) and Default Servicing USA, Inc., or “DSUSA”, which is engaged nationally in real estate-owned liquidation services to institutional real estate owned, or REO, customers.

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

Results of Operations

The Company operates businesses that provide products and services to the real estate industry through its wholly-owned subsidiary holding company FRES and FRES’s three wholly-owned subsidiaries; Timios and it’s wholly- owned subsidiary TEI; TAM and DSUSA. Our primary customers include financial institutions, mortgage lenders, government service enterprises and property portfolio managers. We derive our revenue from the sale of products and services that include title insurance, settlement services, REO transactions and deed-in-lieu transactions in the case of Timios, residential property appraisals in the case of TAM and residential asset management disposition transactions in the case of DSUSA.

The Company’s profitability is dependent on the volume of closing real estate transactions.  Certain operating expenses of the Company are fixed regardless of closing transactions and as a result the Company’s profitability is dependent on the volume of real estate closings.  Real estate closing activity is effected by various factors including: general United States ecomoninc conditions, vailabiliy of mortgage credit, consumer confidence and interest rates. During the 2013 quarter, Timios’ closing volume increased in part as a result its clients participation in the Home Affordable Refinancing Program (“HARP”).

Management considers Timios, TAM and DSUSA to be operating in the same industry, real estate products and services. As a result, management does not measure each company as if it was its own segment and accordingly does not include such segment data in this discussion.

Three Month Period Ended March 31, 2013 Compared To Three Month Period Ended March 31, 2012

Revenue

Timios’ main source of revenue is derived from title insurance fees and escrow service fees. TAM derives its revenue from residential property appraisals. DSUSA derives its revenue from fees associated with the management of properties, which are owned by banks or other mortgage lenders.

The table below reflects the revenue we recorded by each subsidiary:

	Three Months Ended March 31,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$7,093,283	$4,861,969	$2,231,314	45.9%
TAM	247,267	—	247,267	—
DSUSA	14,061	25,509	(11,448)	(44.9)%
Total	$7,354,611	$4,887,478	$2,467,133	50.5%

Timios’ revenue increased as a result of a 50% increase in real estate closings over the same period in 2012.  The increased closings are attributed to the addition of new institutional customers and increases in volume from existing customers during the 2013 quarter. TAM’s revenue during the three month period ended March 31, 2013, resulted from the start up of business operations in the fourth quarter of 2012.  DSUSA’s revenue decrease is related to DSUSA’s inability to attract customers for its asset management services. Management believes that DSUSA will build its business as the year progresses.

Cost of Revenue

Costs associated with revenues include all direct labor and other non-labor costs and those indirect costs related to revenue generation such as fringe benefits, overhead labor, supplies and equipment rental in addition to depreciation on equipment.

The table below reflects the cost of revenue we recorded by each subsidiary:

	Three Months Ended March 31,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$4,945,861	$3,118,977	$1,826,884	58.6%
TAM	291,996	—	291,996	—
DSUSA	34,203	263,183	(228,980)	(87.0)%
Total	$5,272,060	$3,382,160	$1,889,900	55.9%

Timios’ cost of revenue increased as a result of additional direct labor and overhead costs required to support increased revenues during the 2013 quarter. TAM’s cost of revenue during the three month period ended March 31, 2013, resulted primarily from costs associated with direct labor and other startup costs servicing new customers.  DSUSA’s cost of revenue decrease is directly related to servicing fewer customers and downsizing the operations during the 2013 quarter.

Operating expenses

Operating expenses consist of personnel costs including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing, professional services such as legal and accounting costs and general administrative costs. To the extent possible, the Company has eliminated costs associated with redundant services carried on separately at each location by centralizing such activities.

The table below reflects the operating expenses we recorded in the Holding Company and each of the subsidiaries:

	Three Months Ended March 31,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$1,395,125	$1,064,384	$330,741	31.1%
TAM	39,516	—	39,516	—
DSUSA	73,719	55,798	17,921	32.1%
Holding Company	447,337	370,518	76,819	20.7%
Total	$1,955,697	$1,490,700	$464,997	31.2%

The Holding Company’s operating expenses increase is directly related to increased professional fees, including legal, accounting and shareholder expenses during the 2013 quarter resulting from the settlement and debt restructuring transactions that were previously recorded.

Timios operating expenses increase is related to the increase in indirect costs, mainly personnel and facility costs, associated with expansion of the business during the 2013 quarter.  Timios also leased additional office space in the first quarter of 2013 to support increased number of personnel needed to support increased sales volume. Timios increased it indirect personnel by 15% during the 2013 quarter. The Company also began a technology initiative which the Company updated certain software and hired information technology personal to support activities.

TAM’s operating expenses were from indirect labor and overhead costs associated with the startup of operations.

DSUSA’s operating costs increase is related to personnel costs associated with one employee for the full first quarter of 2013 who was only employed for a part of the first quarter of 2012.

Other expense

The table below reflects the other expense we recorded for the Holding Company and Timios:

	Three Months Ended March 31,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$—	$27,091	$(27,091)	—
Holding Company	2,641	39,187	(36,546)	(93.3)%
Total	$2,641	$66,278	$(63,637)	(96.0)%

The Holding Company’s other expense consisted entirely of the amortization of debt discount. The decrease is primarily the result of lower interest costs associated with the Company’s restructured debt. Timios’ other expense decreased as the result of the write off of an impaired asset in 2012.

Liquidity and Capital Resources

The Company’s remaining debt owed to YA, its main borrowing source, has decreased significantly as a result of the 2012 exchange agreement and debt restructuring agreement. At March 31, 2013, the Company had two notes outstanding issued to YA; a 24 month non-recourse note in the principle amount of $239,816 (not including debt discounts) and a 24 month recourse note in the principle amount of $240,000 (not including debt discounts). The non-recourse note represents the amount due to the Company from the buyer of one of the Company’s former subsidiaries and is paid to YA as collected monthly in the amount of $10,183. The recourse note is paid to YA by the Company in $10,000 monthly installments.

The agreements described above have enabled the Company to use most of the cash generated from operations to expand the Company’s operations in anticipation of future growth, as opposed to service debt. Management believes that each of the subsidiaries can achieve meaningful organic growth in 2013 and beyond, however one or more acquisitions of product and/or service providers in the real estate industry will be required to achieve the relative size the Company projects in the future. There can be no guarantee that the Company will be able to identify suitable acquisition candidates and if it does, will be able to access the capital resources needed to complete such an acquisition. We continue to be vigilant in marshalling all of our resources, reducing costs where appropriate and expanding our businesses within our identified markets.

The Company had cash on hand of $1,429,750 at March 31, 2013. Our primary needs for cash are to fund and grow our ongoing operations and our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We will require additional capital to make significant acquisitions in the future.

During the three months ended March 31, 2013, the Company had a net decrease in cash of $136,008. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We provided net cash of $188,885 in our operating activities during the three months ended March 31, 2013, consisting of a income of $107,371  (net income of $65,824, plus adjustments for non-cash items of approximately $41,547), plus net provisions of cash totaling approximately $81,514 due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities

We provided net cash of $495,291 in our investing activities during the three months ended March 31, 2013, consisting of collections of notes receivable of $20,368 and escrow accounts of $800,000, reduced by $100,862 in cash used to purchase fixed assets and payments of contingent consideration (Timios deferred purchase price) of $224,215.

Cash Flows From Financing Activities

We used net cash of $820,184 in our financing activities during the three months ended March 31, 2013. All this cash was used to make repayments of our debt to YA.

As of March 31, 2013, the Company had negative working capital of $104,026.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended March 31, 2013.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As of March 31, 2013, we were not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings and investigations relating to claims arising from our operations in the normal course of business

Item 1A.  Risk Factors.

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

101**

The following materials from the Quarterly Report on Form 10-Q of Timios National Corporation for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

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

TIMIOS NATIONAL CORPORATION

Date: May 13, 2013	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)