Form 10-Q
period 2013-06-30
Timios National Corp
filed 2013-08-12
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June  30, 2013

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

As of August 9, 2013, there were 2,351,599 shares of common stock, par value $0.001, outstanding.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the interim period as of June 30, 2013, are unaudited. The accompanying interim unaudited financial statements have been prepared by Timios National Corporation (the “Company” or the “Holding Company”) in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the twelve months ended December 31, 2012.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2013	2012
Assets:
Cash	$653,953	$1,565,758
Escrow receivable	—	800,000
Current portion of note receivable	90,530	90,530
Prepaid and other	830,040	489,427
Total current assets	1,574,523	2,945,715
Fixed assets - net	557,348	381,877
Loan and collar agreement	500,000	—
Note receivable	88,325	139,244
Intangible assets - net	475,697	248,667
Goodwill	1,674,242	1,674,242
Total assets	$4,870,135	$5,389,745
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,267,013	$925,104
Contingent consideration	30,000	254,215
Curent portion of note payable - related party	184,671	980,637
Accrued compensation	627,379	824,005
Accrued other liabilities	26,495	24,318
State income taxes payable	102,195	101,269
Total current liabilities	2,237,753	3,109,548
Note payable - related party	209,508	287,676
Total liabilities	2,447,261	3,397,224
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,564,487 shares (2,589,143 at December 31, 2012) issued and outstanding	25,645	25,891
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,351,599 shares (2,270,528 at December 31, 2012) issued and outstanding	2,352	2,271
Additional paid-in capital	77,509,487	77,473,993
Accumulated deficit	(75,114,610)	(75,509,634)
Total stockholders’ equity	2,422,874	1,992,521
Total liabilities and stockholders’ equity	$4,870,135	$5,389,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$8,518,721	$4,577,193	$15,873,332	$9,464,671
Costs of revenue	5,886,440	3,453,815	11,158,500	6,835,975
Gross profit on revenue	2,632,281	1,123,378	4,714,832	2,628,696
General and administrative expenses	2,273,654	1,506,527	4,229,351	2,997,227
Operating income	358,627	(383,149)	485,481	(368,531)
Other expense	(1,406)	(28,187)	(4,047)	(94,465)
Income (loss) before income taxes	357,221	(411,336)	481,434	(462,996)
State income tax expense	28,021	36,435	86,410	80,735
Net income (loss)	329,200	(447,771)	395,024	(543,731)
Loss attributable to noncontrolling interests	—	23,900	—	4,683
Series H Preferred Stock beneficial conversion	—	(3,681)	—	(7,362)
Income (loss) attributable to common stockholders of Timios National Corporation	$329,200	$(427,552)	$395,024	$(546,410)
Income (loss) per common share attributable to Timios National Corporation stockholders - basic and diluted
Basic	$0.14	$(3.92)	$0.17	$(5.01)
Diluted	$0.03	$(3.92)	$0.04	$(5.01)
Weighted average shares outstanding -
Basic	2,351,599	108,983	2,322,805	108,983
Diluted	11,113,651	108,983	11,013,759	108,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012

Net cash provided by (used in) operating activities	$217,755	$(443,722)
Net cash used in investing activities	(252,785)	(476,208)
Net cash (used in) provided by financing activities	(876,775)	16,799
Net decrease in cash	(911,805)	(903,131)
Cash, beginning of period	1,565,758	2,679,057
Cash, end of period	$653,953	$1,775,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Fiducia Real Estate Services, Inc. (“FRES”) and FRES’s wholly-owned subsidiaries, Timios, Inc. (“Timios” and its wholly-owned subsidiaries Timios Escrow Services, Inc. or “TEI” and Glen County Title Company, Inc. or “GCTC”), Timios Appraisal Management, Inc. (“TAM”) and Default Servicing USA, Inc. (“DSUSA”). All intercompany balances and transactions have been eliminated.

Reclassifications — Certain prior period balances have been reclassified to conform to the current period presentation.

2.              Income Taxes

The Company has not recorded any federal income tax expense or benefit for the six months ended June 30, 2013, mainly due to available federal net operating loss carryforwards.  The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization. The Company has recorded state income tax expense for certain of the jurisdictions in which it operates.

3.              Earnings (Loss) Per Share

The basic earnings (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of common stock outstanding during each period.

Diluted earnings per share are computed using outstanding shares of common stock plus the Company’s Series J convertible preferred stock (the “Preferred Shares”) and common stock options and warrants that can be exercised or converted, as applicable, into common stock, par value $0.001, at June 30, 2013 and 2012. Diluted earnings per share are not indicated for the three and six month periods ended June 30, 2012 because the effect would be anti-dilutive.

The reconciliations of the basic and diluted income (loss) per share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic and Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$329,200	$(447,771)	$395,024	$(543,731)
Loss attributable to noncontrolling interests	—	23,900	—	4,683
Series H Preferred Stock beneficial conversion feature	—	(3,681)	—	(7,362)
Income (loss) attributable to common stockholders	$329,200	$(427,552)	$395,024	$(546,410)

Shares (Denominator)
Weighted-average number of common shares:
Basic	2,351,599	108,983	2,322,805	108,983
Diluted	11,113,651	108,983	11,013,759	108,983

Earnings Per Common Share
Basic — net income (loss)	$0.14	$(3.92)	$0.17	$(5.01)
Diluted — net income (loss)	$0.03	$(3.92)	$0.04	$(5.01)

4.              Cash Flows

Supplemental disclosure of cash flow information for the six month period ending June 30, 2013 and 2012, are as follows:

	Six Months Ended June 30,
	2013	2012

Cash paid during the period for:
Taxes	$86,941	$—

Supplemental disclosure for noncash investing and financing activity:
Dividends recognized from beneficial Conversion feature	$—	$7,362
Settlement of related party Note receivable	$—	$458,453
Debt issuance for acquisition of subsidiary	$200,000	$—

5.              Equity Activity

During the three and six months ended June 30, 2013, the Company recorded $17,616 and $35,232, respectively ($5,872 per month) as compensation expense, thereby increasing additional paid in capital, based on the stock options granted to employees and a director on December 17, 2012, under the 2012 Employee, Director and Consultant Equity Incentive Plan, or the 2012 Plan.

6.              Term Loan and Collar Agreement with Yorkville Global Investments, L.P. (“YA”)

On May 21, 2013, the Company entered into the following agreements with YA Global Investments, L.P. (“YA”): (i) Term Loan and Collar Agreement (the “Loan Agreement”), Stock Pledge Agreement (the “Pledge Agreement”) and Loan and Collar Call Agreement (the “Call Agreement”).

Under the terms of the Loan Agreement, the Company loaned a principal amount of $500,000 to YA (the “Loan”) at an annually compounded interest rate equal to One and Nine One Hundredths Percent (1.09%).  The Loan matures on May 21, 2017, unless the Company accelerates maturity with 30 days’ prior notice (the “Maturity Date”).  The Loan is secured by 253,434 shares of the Company’s Series J Preferred Stock, par value $0.01 (the “Preferred Stock”), owned by YA, which Preferred Stock is pledged to the Company pursuant to the Pledge Agreement (the “Collateral Shares”).  The Loan is to be repaid in cash on the settlement date, which is the earlier to occur of (i) the date on which all of the Collateral Shares have been sold or otherwise disposed of and (ii) the date that is 120 days after the Maturity Date (the “Settlement Date”), or earlier if an Event of Default has occurred, as defined in the Loan Agreement.  Although YA may prepay all or part of the Loan without penalty, YA is not required to pay any amounts under the Loan Agreement prior to the Settlement Date.

Within ten calendar days after the Maturity Date, YA is required to retain a broker mutually acceptable to both parties, or failing this the Company may retain one, who would be required to sell all, but not less than all, Collateral Shares not previously sold prior to the Maturity Date.  The broker would have 90 days to sell the Collateral Shares, or failing this YA may put the Collateral Shares to the Company at a price per share of the Company’s common stock as determined by a third party valuation company, or other valuation methodology, in each case, mutually acceptable to both the Company and YA; provided, however, that if the Company’s common stock ceases to be quoted for trading or listed for trading on any national securities exchange that is registered with the Securities Exchange Commission or with the NASDAQ OTC Bulletin Board (a “Going Private Event”), the value of such common stock shall be $0.78 per share.

The Company and YA agreed on a collar arrangement that allocates the risk associated with the value of the Collateral Shares as of the Settlement Date as follows:

•                  If (i) a Going Private Event has not occurred, (ii) the Collateral Shares are sold or otherwise disposed of and (iii) the price per share of common stock (issued upon conversion of the Preferred Stock, or “Conversion Share”) is $0.60 or less, then the Company is required to pay to YA an amount equal to the product of (A) the difference between $0.60 and the price per Conversion Share and (B) the number of Conversion Shares.

•                  If (i) a Going Private Event has occurred, (ii) the Collateral Shares are sold or otherwise disposed of and (iii) the price per Conversion Share is $0.78 or less, then the Company is required to pay to YA an amount equal to the product of (A) the difference between $0.78 and the price per Conversion Share and (B) the number of Conversion Shares.

•                  If Collateral Shares are sold or otherwise disposed of and the price per Conversion Share is more than $0.78, then YA is required to pay to the Company an amount equal to the product of (i) the difference between the price per Conversion Share and $0.78 and (ii) the number of Conversion Shares.

The Company also entered into the Call Agreement with YA, pursuant to which the Company may require YA to enter into a second loan and collar agreement substantially similar to the Loan Agreement, for a period of six months following the execution of the Call Agreement.  This optional loan would be in an original principal amount equal to $3,274,409 and would be secured by 1,659,690 shares of Preferred Stock owned by YA pursuant to a pledge agreement substantially similar to the Pledge Agreement.  The balance of the Preferred Stock owned by YA, or 76,030 shares, may be converted and sold by YA in its sole discretion (“Discretionary Sales”).  YA is also subject to a beneficial ownership blocker and can only vote shares of the Company’s common stock that it owns, directly or on an as-converted basis, in an amount up to 9.9% of the Company’s outstanding shares of common stock (“Beneficial Ownership Limitation”).

If the Company requires YA to enter into a second loan and collar agreement, YA has agreed to vote in favor of revising the terms of the Certificate of Designations, Preferences and Rights of Series J Preferred Stock filed with the Secretary of State of the State of Delaware on August 28, 2012 (the “Certificate of Designation”), such that all protective and dilution provisions will be removed, as described in more detail in the Call Agreement. In addition, YA’s ability to waive its Beneficial Ownership Limitation will be removed, except in the case of a mandatory conversion of the Preferred Stock under the terms of the Certificate of Designation. As a condition precedent to the effectiveness of the Call Agreement, the price per share of the Company’s common stock must be at least $0.60, but not more than $0.78.  In addition, YA has agreed not to enter, either directly or indirectly, into any hedging arrangement, as described in more detail in the Call Agreement, with respect to any of the Company’s shares, and not to sell and/or convert any shares of Preferred Stock, other than in connection with Discretionary Sales.

Copies of each of the Loan Agreement, Pledge Agreement and Call Agreement were filed as exhibits to an 8K on May 23, 2013 and such documents are incorporated herein by reference. The information contained in this footnote is only a brief description of the material terms of such documents, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to such exhibits.

7.              Completion of Glen County Title Company (“GCTC”) Acquisition

In May 2012, the Company through its wholly owned Timios, Inc. subsidiary, entered into a purchase and sale agreement with Glen County Title Company (“GCTC”) and its owners. The agreement stipulated that the Company, upon approval of the California Department of Insurance, would acquire GCTC for an initial cash purchase price of $175,000, subject to working capital requirements, and a twelve (12) month earnout of up to $200,000, subject to the former owner remaining as an employee of GCTC.

On June 6, 2013, the California Department of Insurance gave its regulatory approval to complete the acquisition under the terms of the original purchase and sale agreement. On June 15, 2013, the Company completed the acquisition, pursuant to the May 2012 agreement. The Company believes it is highly certain that the former owner of GCTC will achieve the maximum earnout as determined under the agreement.

Since GCTC is not significant to the overall operations of Timios National Corporation or Timios, Inc., the Company has not provided comparative historical financial information concerning the acquisition. The table below reflects the allocation of the estimated final purchase price of GCTC:

Assets Purchased and Liabilities Assumed	Purchase Price Allocation

Cash (received at closing)	$75,318
Accounts receivable	27,914
Fixed assets	40,486
California title insurance license	102,889
Title plant (historical title records)	127,742
Prepaid expenses and deposits	18,207
Employee non-compete agreement	15,000
Accounts payable and accrued liabilities	(17,702)
Other liabilities	(14,854)

Total purchase price	$375,000

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

Results of Operations

The Company operates businesses that provide products and services to the real estate industry through a wholly-owned subsidiary holding company FRES and its three wholly-owned subsidiaries; Timios and it’s wholly- owned subsidiaries TEI and GCTC; TAM and DSUSA. Our primary customers include financial institutions, mortgage lenders, government service enterprises and property portfolio managers. We derive our revenue from the sale of products and services that include title insurance, settlement services, REO transactions and deed-in-lieu transactions in the case of Timios, residential property appraisals in the case of TAM and residential asset management disposition transactions in the case of DSUSA.

The Company’s profitability is dependent on the volume of closing real estate transactions.  Certain operating expenses of the Company are fixed regardless of closing transactions, and as a result the Company’s profitability is dependent on volume of real estate closings.  Real estate closing activity is affected by various factors including: general United States economic conditions, availability of mortgage credit, consumer confidence and interest rates.

In general, rising interest rates tend to have a negative effect on the volume of real estate transactions. This is specifically the case for real estate transactions that include mortgage refinancing, a business channel that makes up a large portion of our closing transactions. In May 2013, mortgage interest rates in the U.S. started to increase, eventually increasing by over 1% by June 30, 2013. Although this increase did not significantly affect the results of our quarter ended June 30, 2013, mainly due to the timing of the orders in our existing inventory, we do expect this rate increase will lead to lower order volume and have a negative effect on our future quarters, specifically the third and fourth quarters of 2013.

Management considers Timios, TAM and DSUSA to be operating in the same industry, real estate products and services. As a result, management does not measure each company as if it was its own segment and accordingly does not include such segment data in this discussion.

Three Month Period Ended June 30, 2013 Compared To Three Month Period Ended June 30, 2012

Revenue

Timios’ main source of revenue is derived from title insurance fees and escrow service fees. TAM derives its revenue from residential property appraisals. DSUSA derives its revenue from fees associated with the management of properties, which are owned by banks or other mortgage lenders.

The table below reflects the revenue we recorded by each subsidiary:

	Three Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$8,219,211	$4,541,336	$3,677,875	81.0%
TAM	299,510	11,810	287,700	2,436.1%
DSUSA	—	24,047	(24,047)	(100.0)%
Total	$8,518,721	$4,577,193	$3,941,528	86.1%

Timios’ revenue increased as a result of a 91% increase in real estate closings over the same period in 2012.  The increased closings are attributed to the addition of new institutional customers and increases in volume from existing customers during the 2013 quarter, as well as the addition of TEI ($330,269) and GCTC ($36,576), neither of which were included in 2012. TAM’s revenue increased during the three months ended June 30, 2013 as a result of its maturing operations which were in the startup phase during the same quarter in 2012.  DSUSA’s revenue decrease is related to the DSUSA’s inability to attract customers for its asset management services. Management believes that DSUSA will build its business as the year progresses.

Cost of Revenue

Costs associated with revenues include all direct labor and other non-labor costs and those indirect costs related to revenue generation such as fringe benefits, overhead labor, supplies and equipment rental in addition to depreciation on equipment.

The table below reflects the cost of revenue we recorded by each subsidiary:

	Three Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$5,525,816	$3,191,318	$2,334,498	73.2%
TAM	354,881	219,908	134,973	61.4%
DSUSA	5,743	42,589	(36,846)	(86.5)%
Total	$5,886,440	$3,453,815	$2,432,625	70.4%

Timios’ cost of revenue increased as a result of additional direct labor and overhead costs required to support increased revenues during the 2013 quarter, as well as the addition of TEI ($143,582) and GCTC ($16,337), neither of which were included in 2012. TAM’s cost of revenue increased during the three month period ended June 30, 2013, as a result of additional direct labor and overhead costs associated with its maturing operations.  DSUSA’s cost of revenue decrease is directly related to servicing fewer customers and downsizing the operations during the 2013 quarter.

Operating expenses

Operating expenses consist of personnel costs of management, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing, professional services such as legal and accounting costs and general administrative costs. During the quarter the Company increased headcount, specifically in its information technology areas. To the extent possible, the Company has eliminated costs associated with redundant services carried on separately at each location by centralizing such activities.

The table below reflects the operating expenses we recorded by the Holding Company and each of the subsidiaries:

	Three Months June 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$1,702,453	$1,049,175	$653,278	62.3%
TAM	48,737	49,618	(881)	(1.8)%
DSUSA	108,361	18,797	89,564	476.5%
Holding Company	414,103	388,937	25,166	6.5%
Total	$2,273,654	$1,506,527	$767,127	50.9%

The Holding Company’s operating expenses increase is directly related to legal fees incurred during the 2013 quarter resulting from the completion of the Term Loan and Collar Agreement, Stock Pledge Agreement and Loan and Collar Agreement, which were finalized in May 2013.

Timios operating expenses increase is related to the increase in indirect costs, mainly personnel and facility costs, associated with expansion of the business during the 2013 quarter, as well as the addition of TEI ($49,793) and GCTC ($1,569), neither of which were included in 2012.  Timios also leased additional office space in the second quarter of 2013 to support increased number of personnel needed to support increased sales volume. The Company also continued its technology initiative which the Company updated certain software and hired information technology personal to support activities.

DSUSA’s operating expense increase is related to personnel costs associated with the separation of several employees as the subsidiary was downsized during the 2013 quarter.

Other (income) expense

The table below reflects the other expense we recorded for the Holding Company and each of the subsidiaries:

	Three Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$(2,200)	$(6,352)	$4,152	65.4%
TAM	(110)	—	(110)	—
DSUSA	(382)	98	(480)	(489.8)%
Holding Company	4,098	34,441	(30,343)	(88.1)%
Total	$1,406	$28,187	$(26,781)	(95.0)%

The Holding Company’s other expense consisted primarily of the amortization of debt discount. The decrease during the quarter is primarily the result of lower interest costs associated with the Company’s restructured debt. Timios’ other income consisted primarily of refunds on deposits. The decrease from 2012 is the result of miscellaneous credits in 2012 not recurring in 2013.

Six Month Period Ended June 30, 2013 Compared To Six Month Period Ended June 30, 2012

Revenue

Timios’ main source of revenue is derived from title insurance fees and escrow service fees. TAM derives its revenue from residential property appraisals. DSUSA derives its revenue from fees associated with the management of properties, which are owned by banks or other mortgage lenders.

The table below reflects the revenue we recorded by each subsidiary:

	Six Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$15,312,494	$9,403,305	$5,909,189	62.8%
TAM	546,777	11,810	534,967	4,529.8%
DSUSA	14,061	49,556	(35,495)	(71.6)%
Total	$15,873,332	$9,464,671	$6,408,661	67.7%

Timios’ revenue increased as a result of a 70% increase in real estate closings over the same period in 2012.  The increased closings are attributed to the addition of new institutional customers and increases in volume from existing customers during the six months ending June 30, 2013, as well as the addition of TEI ($469,484) and GCTC ($36,576), neither of which were included in 2012. TAM’s revenue increased during the six months ended June 30, 2013 as a result of its maturing operations, which were in the startup phase during the same quarter in 2012.  DSUSA revenue decrease is related to the DSUSA’s inability to attract customers for its asset management services.

Cost of Revenue

Costs associated with revenues include all direct labor and other non-labor costs and those indirect costs related to revenue generation such as fringe benefits, overhead labor, supplies and equipment rental in addition to depreciation on equipment.

The table below reflects the cost of revenue we recorded by each subsidiary:

	Six Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$10,471,893	$6,310,295	$4,161,598	65.9%
TAM	646,663	219,908	426,755	194.1%
DSUSA	39,944	305,772	(265,828)	(86.9)%
Total	$11,158,500	$6,835,975	$4,322,525	63.2%

Timios’ cost of revenue increased as a result of additional direct labor and overhead costs required to support increased revenues during the 2013 quarter. Also included in Timios’ cost of revenue are TEI ($242,986) and GCTC ($16,337) costs of revenue, which were not included in the same period of 2012. TAM’s cost of revenue increased during the six month period ended June 30, 2013, as a result of its operations growing beyond the startup phase.  DSUSA’s cost of revenue decrease is directly related to servicing fewer customers and downsizing the operations during the period ended June 30, 2013.

Operating expenses

Operating expenses consist of personnel costs of management, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing, professional services such as legal and accounting costs and general administrative costs. During the quarter the Company increased headcount, specifically in its information technology areas. To the extent possible, the Company has eliminated costs associated with redundant services carried on separately at each location by centralizing such activities.

The table below reflects the operating expenses we recorded by the Holding Company and each of the subsidiaries:

	Six Months June 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$3,091,275	$2,113,559	$977,716	46.3%
TAM	92,575	49,618	42,957	86.6%
DSUSA	183,332	74,595	108,737	145.8%
Holding Company	862,169	759,455	102,714	13.5%
Total	$4,229,351	$2,997,227	$1,232,124	41.1%

The Holding Company’s operating expenses increase is directly related to increased professional fees, including legal, accounting and shareholder expenses during the six months of 2013, mainly resulting from the settlement, debt restructuring and loan and collar transactions that were completed during this period.

Timios operating expenses increase is related to the increase in indirect costs, mainly personnel and facility costs, associated with expansion of the business and revenue growth during the six months ended June 30, 2013, in addition to adding the operating expenses of TEI ($242,986) and GCTC ($16,337) in 2013. Timios also leased additional office space during this period to support the increased number of personnel needed to support increased sales volume. The Company also continued its technology initiative, updating software and introducing new smart device applications.

TAM’s operating expense increase was from indirect labor and overhead costs associated with the business growth of the operations out of its initial startup phase.

DSUSA’s operating cost increase is directly related to personnel costs associated with the separation of several employees, as the subsidiary was downsized during the six month period ended June 30, 2013.

Other (income) expense

The table below reflects the other expense we recorded for the Holding Company and each of the subsidiaries:

	Six Months Ended June 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$—	$20,764	$(20,764)	(100.0)%
DSUSA	(550)	73	(623)	(853.4)%
Holding Company	4,597	73,628	(69,031)	(93.8)%
Total	$4,047	$94,465	$(90,418)	(95.7)%

The Holding Company’s other expense in 2013 consists of the amortization of debt discount reduced by interest income. The decrease is primarily the result of lower interest costs associated with the Company’s restructured debt. Timios’ did not have other expense in 2013. Timios’ other expense in 2012 consisted of various miscellaneous charges in the normal course of business.

Liquidity and Capital Resources

The Company’s remaining debt owed to YA, its main borrowing source, has decreased significantly as a result of the 2012 exchange agreement and 2013 debt restructuring agreement. At June 30, 2013, the Company had two notes outstanding issued to YA; a 24 month non-recourse note in the principle amount of $209,264 (not including debt discounts) and a 24 month unsecured recourse note in the principle amount of $210,000 (not including debt discounts). The non-recourse note represents the amount due to the Company from the buyer of one of the Company’s former subsidiaries and is paid to YA as collected monthly in the amount of $10,184. The unsecured recourse note is paid to YA by the Company in $10,000 monthly installments.

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

As mentioned above, the Company believes that the recent increase in interest rates in the U.S. will have a negative impact on our revenue and cash flows for the remainder of 2013. The Company is in the process of expanding its business channels into areas that are not as negatively affected by rising interest rates and has had some initial successes in doing so.

The Company had cash on hand of $653,953 at June 30, 2013. Our primary needs for cash are to fund and grow our ongoing operations and our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We will require additional capital to make significant acquisitions in the future.

During the six months ended June 30, 2013, the Company had a net decrease in cash of $911,805. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We provided net cash of $217,755 in our operating activities during the six months ended June 30, 2013, consisting of a income of $541,689  (net income of $395,024, plus adjustments for non-cash items of approximately $146,665), less net uses of cash totaling approximately $323,934 due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities

We used net cash of $252,785 in our investing activities during the six months ended June 30, 2013, consisting of collections of notes receivable of $50,919 and escrow accounts of $800,000, reduced by $223,909 in cash used to purchase fixed assets, payments of contingent consideration (Timios deferred purchase price) of $224,215, initial loan to YA of $500,000 under the Loan and Collar Agreement, acquisition of intangible assets of $55,898 and the net cash used to acquire GCTC of $99,682 .

Cash Flows From Financing Activities

We used net cash of $876,775 in our financing activities during the six months ended June 30, 2013, consisting of the repayment of related party debt.

As of June 30, 2013, the Company had negative working capital of $663,230.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended June 30, 2013.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As of June 30, 2013, we were not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business

Item 1A.  Risk Factors.

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

101**

The following materials from the Quarterly Report on Form 10-Q of Timios National Corporation for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

* Exhibit filed with this Quarterly Report on Form 10-Q.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMIOS NATIONAL CORPORATION

Date: August 12, 2013	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)