Form 10-Q
period 2013-09-30
Timios National Corp
filed 2013-11-12
CIK 1006459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September  30, 2013

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of November 8, 2013, there were 2,351,599 shares of common stock, par value $0.001, outstanding.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements for the interim period as of September 30, 2013, are unaudited. The accompanying interim unaudited financial statements have been prepared by Timios National Corporation (the “Company” or the “Holding Company”) in accordance with accounting  principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q. Accordingly, these interim unaudited financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the twelve months ended December 31, 2012.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2013	2012
Assets:
Cash	$775,546	$1,565,758
Escrow receivable	—	800,000
Current portion of note receivable	90,530	90,530
Prepaid and other	932,952	489,427
Total current assets	1,799,028	2,945,715
Fixed assets - net	1,100,648	381,877
Loan and collar agreement	500,000	—
Note receivable	67,958	139,244
Intangible assets - net	452,809	248,667
Goodwill	5,100,543	1,674,242
Total assets	$9,020,986	$5,389,745
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,420,753	$925,104
Contingent consideration	870,000	254,215
Current portion of acquisition note payable	100,000	—
Curent portion of note payable - related party	227,091	980,637
Accrued compensation	887,400	824,005
Accrued other liabilities	56,495	24,318
State income taxes payable	98,986	101,269
Total current liabilities	3,660,725	3,109,548
Acquisition notes payable	2,930,000	—
Note payable - related party	109,498	287,676
Total liabilities	6,700,223	3,397,224
Stockholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,564,487 shares (2,589,143 at December 31, 2012) issued and outstanding	25,645	25,891
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,351,599 shares (2,270,528 at December 31, 2012) issued and outstanding	2,352	2,271
Additional paid-in capital	77,527,152	77,473,993
Accumulated deficit	(75,234,386)	(75,509,634)
Total stockholders’ equity	2,320,763	1,992,521
Total liabilities and stockholders’ equity	$9,020,986	$5,389,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$6,810,457	$5,670,262	$22,683,789	$15,134,933
Costs of revenue	5,067,135	4,035,979	16,225,635	10,871,954
Gross profit on revenue	1,743,322	1,634,283	6,458,154	4,262,979
General and administrative expenses	1,926,920	1,766,026	6,156,271	4,763,253
Operating income	(183,598)	(131,743)	301,883	(500,274)
Other income (expense)	61,607	(57,604)	57,560	(152,069)
Income (loss) before income taxes	(121,991)	(189,347)	359,443	(652,343)
State income tax (benefit) expense	(2,215)	(73,860)	84,195	6,875
Net (loss) income	(119,776)	(115,487)	275,248	(659,218)
Loss attributable to noncontrolling interests	—	(34,428)	—	(29,745)
Series H Preferred Stock beneficial conversion feature	—	(10,430)	—	(17,792)
(Loss) income attributable to common stockholders of Timios National Corporation	$(119,776)	$(160,345)	$275,248	$(706,755)
(Loss) income per common share attributable to Timios National
Corporation stockholders - basic and diluted
Basic	$(0.05)	$(0.20)	$0.12	$(2.04)
Diluted	$(0.05)	$(0.20)	$0.03	$(2.04)
Weighted average shares outstanding -
Basic	2,351,599	823,866	2,332,438	346,248
Diluted	2,351,599	823,866	10,985,703	346,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012

Net cash provided by (used in) operating activities	$544,826	$(23,203)
Net cash used in investing activities	(400,673)	(330,674)
Net cash used in financing activities	(934,365)	(433,281)
Net decrease in cash	(790,212)	(787,158)
Cash, beginning of period	1,565,758	2,679,057
Cash, end of period	$775,546	$1,891,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMIOS NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2013

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

2.              Income Taxes

The Company has not recorded any federal income tax expense or benefit for the nine months ended September 30, 2013, mainly due to available federal net operating loss carryforwards.  The Company has recorded an income tax valuation allowance equal to the benefit of any deferred tax asset because of the uncertain nature of realization. The Company has recorded state income tax expense for certain of the jurisdictions in which it operates.

3.              Earnings (Loss) Per Share

The basic earnings (loss) per share was computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of common stock outstanding during each period.

Diluted earnings per share are computed using outstanding shares of common stock plus the Company’s Series J convertible preferred stock (the “Preferred Shares”) and common stock options and warrants that can be exercised or converted, as applicable, into common stock, par value $0.001, at September 30, 2013 and 2012. Diluted earnings per share are not indicated for the three and nine month periods ended September 30, 2012 because the effect would be anti-dilutive.

The reconciliations of the basic and diluted income (loss) per share for the income (loss) attributable to the Company’s shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Basic and Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$(119,776)	$(115,487)	$275,248	$(659,218)
Income attributable to noncontrolling interests	—	(34,428)	—	(29,745)
Series H Preferred Stock beneficial conversion feature	—	(10,430)	—	(17,792)
Income (loss) attributable to common stockholders	$(119,776)	$(160,345)	$275,248	$(706,755)

Shares (Denominator)
Weighted-average number of common shares:
Basic	2,351,599	823,866	2,332,438	346,248
Diluted	2,351,599	823,866	10,985,703	346,248

Earnings Per Common Share
Basic — net income (loss)	$(0.05)	$(0.20)	$0.12	$(2.04)
Diluted — net income (loss)	$(0.05)	$(0.20)	$0.03	$(2.04)

4.              Cash Flows

Supplemental disclosure of cash flow information for the nine month period ending September 30, 2013 and 2012, are as follows:

	Nine Months Ended September 30,
	2013	2012

Cash paid during the period for:
Interest	$—	$18,280
Taxes	86,941	58,668

Supplemental disclosure for noncash investing and financing activity:
Dividends recognized from beneficial Conversion feature	$—	$17,792
Settlement of related party Note Receivable with equity issuance	$—	$(3,023,461)
Settlement of Series F and Series H Preferred stock with equity issuance	$—	$(9,998,988)
Settlement of dividends payable	$—	$(4,234,557)
Exchange of non-controlling interests For Series J preferred stock and Common stock	$—	$(998,070)
Retirement of treasury stock	$—	$(250,000)
Conversion of Series J preferred stock For common stock	$—	$31,500
Collection of related party note Receivable with management bonus	$—	$458,453
Debt issuance for acquisition of Subsidiary	$4,100,000	$—

5.              Equity Activity

During the three and nine months ended September 30, 2013, the Company recorded $17,616 and $52,848, respectively ($5,872 per month) as compensation expense, thereby increasing additional paid in capital, based on the stock options granted to employees and a director on December 17, 2012, under the 2012 Employee, Director and Consultant Equity Incentive Plan, or the 2012 Plan.

6.              Asset Purchase Agreement — Adobe Title, LLC

On September 15, 2013, Timios, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Agreement”) with Adobe Title, LLC, a Texas limited liability company (“Adobe”),.and Adobe’s members, Geoff Henley and Hudson Henley.  Adobe provides title insurance and escrow services to lenders in Texas.

Under the terms of the Agreement, Timios acquired certain assets and properties of, and assumed certain liabilities, from Adobe in consideration of (i) $500,000 (the “Base Purchase Price”), plus (ii) an earn-out equal to 7.25% of the Gross Revenue (as defined in the Agreement) of Adobe, up to a maximum of $3,500,000 (the “Maximum Contingent Amount”), starting approximately six months from the date of the Agreement and ending on the forty-eighth monthly anniversary of such start date (the “Earn-Out”). The Base Purchase Price consists of a cash payment equal to $200,000 and a promissory note in the principal amount of $300,000.  The cash portion of the Base Purchase Price is payable in two equal installments of $100,000 each, the first of which was paid at the closing and the second will be paid on November 30, 2013.  The promissory note (the “Note”) is in the principal amount of $300,000 and accrues interest at an annual rate of 8% compounded annually, payable in one lump sum (subject to Timios’s voluntary pre-payments, which may be made without penalty) on or before the date of the last payment under the Earn-Out is to be made.

The Agreement provides for customary representations and warranties by both parties, and provides Timios with a right to indemnification for losses arising out of (i) the breach of such representations and warranties; (ii) the failure to satisfy any covenants; (iii) the liabilities contractually excluded from the sale; (iv) the ownership of the assets acquired prior to the closing and the ownership of the assets excluded from the sale; (v) the operation of the business acquired prior to the closing; or (vi) any indebtedness of Adobe or transaction expenses of Adobe not satisfied at or prior to the closing.  Timios may make a claim for indemnification if and when it suffers losses equal at least an aggregate of  $25,000, at which time all losses, including the initial $25,000, may be claimed.  Timios’s right to indemnification is subject to a cap of $250,000 for any losses arising out of clause (i) above and up to the Maximum Contingent Amount with respect to all other losses.  Timios has a right of set-off for its losses against the Earn-Out payments.

The Company intends to provide proforma financial statements, in an amended 8K filed not later than November 29, 2013, reflecting the results of the combined companies assuming the acquisition of the assets was completed at December 31, 2011. The proforma consolidation will include statements for the periods December 31, 2011, June 30, 2012, December 31, 2012 and June 30, 2013.

The summary table below reflects the preliminary initial allocation of the purchase price of the assets, assuming the entire Earn-Out is achieved:

Assets
Deposits on leased facilities	$15,177
Fixed assets — net	558,522
Goodwill	3,426,301
Total Assets	4,000,000

Liabilities
Contingent purchase price	3,500,000
Note payable — short term (November 30, 2013)	100,000
Note payable — long term	300,000
Total Liabilities	3,900,000

Equity
Investment in purchased assets	100,000

Total Liabilities and Equity	4,000,000

The above allocations of purchase price are preliminary and subject to refinement over the next twelve months as additional information becomes available.

7.              Term Loan and Collar Agreement with Yorkville Global Investments, L.P. (“YA”)

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

8.              Completion of Glen County Title Company (“GCTC”) Acquisition

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

The above allocations of purchase price are preliminary and subject to refinement over the next twelve months as additional information becomes available.

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

The Company’s profitability is dependent on our volume in closing real estate transactions.  Certain operating expenses of the Company are fixed regardless of how many closing transactions, and as a result the Company’s profitability is dependent on the volume of real estate closings.  Real estate closing activity is affected by various factors including: general United States economic conditions, availability of mortgage credit, consumer confidence and interest rates, among others.

In general, rising interest rates tend to have a negative effect on the volume of real estate transactions. This is specifically the case for real estate transactions that include mortgage refinancing, a business channel that makes up a large portion of our closing transactions. From May 2013 until September 2013, mortgage interest rates in the U.S. increased by approximately 20%, before recently returning to pre May 2013 levels . This increase had a negative affect on our revenue for the quarter ended September 30, 2013 as compared to our quarter ended June 30, 2013. We are not sure if or when mortagage interest rates will increase again, but if they do, the increased will likely lead to lower order volume and have a negative effect on revenue in our future quarters. Also affecting the Company’s volume of real estate closing transactions was the loss of a significant customer who exited the mortgage refinancing business entirely.

The Company has been changing the mix of services it offers, relying less on mortgage refinance products and adding deed-in-lieu, real estate owned (REO) and loan origination title and escrow services, the latter through the acquisition of the assets of Adobe Title LLC (see Note 6). Management believes that as the mix of services equalizes, mortgage interest rate fluctuations will have a lesser effect on our business.

Management considers Timios, TAM and DSUSA to be operating in the same industry, real estate products and services. As a result, management does not measure each company as if it was its own segment and accordingly does not include such segment data in this discussion.

Three Month Period Ended September 30, 2013 Compared To Three Month Period Ended September 30, 2012

Revenue

Timios’ main source of revenue is derived from title insurance fees and escrow service fees. TAM derives its revenue from residential property appraisals. DSUSA derives its revenue from fees associated with the management of properties, which are owned by banks or other mortgage lenders.

The table below reflects the revenue we recorded by each subsidiary:

	Three Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$6,554,269	$5,600,842	$953,427	17.2%
TAM	251,446	64,265	187,181	291.3%
DSUSA	4,742	5,155	(413)	(8.0)%
Total	$6,810,457	$5,670,262	$1,140,195	20.1%

Timios’ revenue increased as a result of a 31%  increase in real estate closings over the same period in 2012.  The increased closings are attributed to the addition of new institutional customers and increases in volume from existing customers during the 2013 quarter, as well as the addition of revenue from TEI ($242,761) and GCTC ($158,757), neither of which were included in 2012. TAM’s revenue increased during the three months ended September 30, 2013 as a result of its maturing operations which were in the startup phase during the same quarter in 2012.  DSUSA’s revenue decrease is related to the DSUSA’s inability to attract customers for its asset management services. Management is considering several alternatives concerning DSUSA’s operations, including exiting the business.

Cost of Revenue

Costs associated with revenues include all direct labor and other non-labor costs and those indirect costs related to revenue generation such as fringe benefits, overhead labor, supplies and equipment rental in addition to depreciation on equipment.

The table below reflects the cost of revenue we recorded by each subsidiary:

	Three Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$4,788,135	$3,724,532	$1,063,603	28.6%
TAM	278,953	165,370	113,583	67.7%
DSUSA	47	146,077	(146,030)	(100.0)%
Total	$5,067,135	$4,035,979	$1,031,156	25.5%

Timios’ cost of revenue increased as a result of additional direct labor and overhead costs required to support increased revenues during the 2013 quarter. Also included in Timios’ cost of revenue are TEI ($106,722) and GCTC ($116,648) costs of revenue, which were not included in the same period of 2012. TAM’s cost of revenue increased during the three month period ended September 30, 2013, as a result of additional direct labor and overhead costs associated with its maturing operations.  DSUSA’s cost of revenue decrease is directly related to servicing fewer customers and downsizing the operations during the 2013 quarter.

Operating expenses

Operating expenses consist of personnel costs of management, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing, professional services such as legal and accounting costs and general administrative costs. During the quarter the Company decreased headcount, to align costs more directly with expected future revenue. To the extent possible, the Company has eliminated costs associated with redundant services carried on separately at each location by centralizing such activities.

The table below reflects the operating expenses we recorded by the Holding Company and each of the subsidiaries:

	Three Months September 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$1,463,664	$1,151,168	$312,496	27.1%
TAM	36,335	28,416	7,919	27.9%
DSUSA	67,392	45,946	21,446	46.7%
Holding Company	359,529	540,496	(180,967)	(33.5)%
Total	$1,926,920	$1,766,026	$160,894	9.1%

The Holding Company’s operating expense decrease is directly related to the decrease in professional fees, including legal, accounting and shareholder expenses during the three months ended September 2013.

Timios operating expense increase is related to the increase in indirect costs, mainly personnel and facility costs, associated with the expansion of the business and revenue growth in 2013, in addition to the operating expenses of TEI ($49,366) and GCTC ($7,599), in 2013, neither of which were included in the 2012 period. TAM’s operating expense increase is directly related to indirect costs associated with increased revenue during the 2013 quarter. DSUSA’s operating expense increase is related to personnel costs associated with the separation of  employees as the subsidiary continued downsizing during the 2013 quarter.

Other (income) expense

The table below reflects the other expense we recorded for the Holding Company and each of the subsidiaries:

	Three Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$—	$(34)	$(34)	(100.0)%
TAM	—	880	880	100.0%
DSUSA	—	(98)	(98)	(100.0)%
Holding Company	(61,607)	56,856	118,463	208.4%
Total	$(61,607)	$57,604	$119,211	207.0%

The Holding Company’s other income consisted primarily of the settlement of prior debt during the 2013 quarter. The favorable comparison to 2012 is the result of the elimination of interest costs and the settlement of debt in 2013.

Nine Month Period Ended September 30, 2013 Compared To Nine Month Period Ended September 30, 2012

Revenue

Timios’ main source of revenue is derived from title insurance fees and escrow service fees. TAM derives its revenue from residential property appraisals. DSUSA derives its revenue from fees associated with the management of properties, which are owned by banks or other mortgage lenders.

The table below reflects the revenue we recorded by each subsidiary:

	Nine Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$21,866,763	$15,004,147	$6,862,616	45.7%
TAM	798,223	76,075	722,148	949.3%
DSUSA	18,803	54,711	(35,908)	(65.6)%
Total	$22,683,789	$15,134,933	$7,548,856	49.9%

Timios’ revenue increased as a result of a 62% increase in real estate closings over the same period in 2012.  The increased closings are attributed to the addition of new institutional customers and increases in volume from existing customers during the nine months ending September 30, 2013, as well as the addition of TEI ($712,245) and GCTC ($195,333), neither of which were included in 2012. TAM’s revenue increased during the nine months ended September 30, 2013 as a result of its maturing operations, which were in the startup phase during the same period of 2012.  DSUSA revenue decrease is related to the DSUSA’s inability to attract customers for its asset management services.

Cost of Revenue

Costs associated with revenues include all direct labor and other non-labor costs and those indirect costs related to revenue generation such as fringe benefits, overhead labor, supplies and equipment rental in addition to depreciation on equipment.

The table below reflects the cost of revenue we recorded by each subsidiary:

	Nine Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$15,260,028	$10,034,827	$5,225,201	52.1%
TAM	925,616	385,278	540,338	140.2%
DSUSA	39,991	451,849	(411,858)	(91.1)%
Total	$16,225,635	$10,871,954	$5,353,681	49.2%

Timios’ cost of revenue increased as a result of additional direct labor and overhead costs required to support increased revenues during the 2013 quarter. Also included in Timios’ cost of revenue are TEI ($349,708) and GCTC ($132,985) costs of revenue, which were not included in the same period of 2012. TAM’s cost of revenue increased during the nine month period ended September 30, 2013, as a result of its operations growing beyond the startup phase.  DSUSA’s cost of revenue decrease is directly related to servicing fewer customers and continued downsizing of the operations during the period ended September 30, 2013.

Operating expenses

Operating expenses consist of personnel costs of management, including fringe benefits, insurance and facility costs, travel and entertainment, depreciation and amortization, marketing, professional services such as legal and accounting costs and general administrative costs. . During the nine months ended September 30, the Company decreased headcount, to align costs more directly with expected future revenue.. To the extent possible, the Company has eliminated costs associated with redundant services carried on separately at each location by centralizing such activities.

The table below reflects the operating expenses we recorded by the Holding Company and each of the subsidiaries:

	Nine Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$4,554,939	$3,264,727	$1,290,212	39.5%
TAM	128,910	78,034	50,876	65.2%
DSUSA	250,724	120,541	130,183	108.0%
Holding Company	1,221,698	1,299,951	(78,253)	(6.0)%
Total	$6,156,271	$4,763,253	$1,393,018	29.2%

The Holding Company’s operating expense decrease is predominately related to decreased professional fees, including legal, accounting and shareholder expenses which mostly took place during the quarter ended September 2013.The quarterly decrease was a result of a fewer needs of these services during the 2013 quarter.

Timios operating expenses increase is related to the increase in indirect costs, mainly personnel and facility costs, associated with expansion of the business and revenue growth during the nine months ended September 30, 2013, in addition to adding the operating expenses of TEI ($126,070) and GCTC ($23,936) in 2013. Timios also leased additional office space during this period to support the increased number of personnel needed to support increased sales volume. The Company also continued its technology initiative, updating software and introducing and upgrading  new smart device applications.

TAM’s operating expense increase was from indirect labor and overhead costs associated with the business growth of the operations out of its initial startup phase.

DSUSA’s operating cost increase is directly related to personnel costs associated with the separation of several employees, as the subsidiary continued to downsize during the nine month period ended September 30, 2013.

Other (income) expense

The table below reflects the other expense we recorded for the Holding Company and each of the subsidiaries:

	Nine Months Ended September 30,		Increase/(Decrease)	Increase/(Decrease)
Company	2013	2012	$	%
Timios	$—	$20,730	$20,730	100.0%
TAM	—	880	880	100.0%
DSUSA	(550)	(25)	525	2,100.0%
Holding Company	(57,010)	130,484	187,494	143.7%
Total	$(57,560)	$152,069	$209,629	137.9%

The Holding Company’s net other other in 2013 consists of settlement of debt income offset by the amortization of debt discount. The favorable comparision to 2012 also  reflects the elimination of interest costs associated with the Company’s restructured debt. Timios’ did not have other expense in 2013. Timios’ other expense in 2012 consisted of various miscellaneous charges in the normal course of business.

Liquidity and Capital Resources

The Company’s remaining debt owed to YA, its main borrowing source, has decreased significantly as a result of the 2012 exchange agreement and 2013 debt restructuring agreement. At September 30, 2013, the Company had two notes outstanding issued to YA; a 24 month non-recourse note in the principle amount of $168,530 (not including debt discounts) and a 24 month recourse note in the principle amount of $180,000 (not including debt discounts). The non-recourse note represents the amount due to the Company from the buyer of one of the Company’s former subsidiaries and is paid to YA as collected monthly in the amount of $10,184. The recourse note is paid to YA by the Company in $10,000 monthly installments.

The agreements described above have enabled the Company to use most of the cash generated from operations to expand the Company’s operations in anticipation of future growth, as opposed to service debt. Management believes that each of the subsidiaries can achieve meaningful organic growth for the remainder 2013 and beyond, however one or more acquisitions of product and/or service providers in the real estate industry will be required to achieve the relative size the Company projects in the future. The acquisition of the assets of Adobe Title, LLC as described in Note 6 will add additional revenue in 2013, however management believes the Company will experience negative cash flows while transitioning this business into its current operations. There can be no guarantee that the Company will be able to identify other suitable acquisition candidates and if it does, will be able to access the capital resources needed to complete such an acquisition. We continue to be vigilant in marshalling all of our resources, reducing costs where appropriate and expanding our businesses within our identified markets.

As mentioned above, the Company believes that the recent increase in interest rates in the U.S. will have a negative impact on our revenue and cash flows for the remainder of 2013. The Company is in the process of expanding its business channels into areas that are not as negatively affected by rising interest rates and has had some initial successes in doing so through the acquisition of the Adobe Title, LLC assets.

The Company had cash on hand of  $775,546 at September 30, 2013. Our primary needs for cash are to fund and grow our ongoing operations and our secondary need for cash is to make additional acquisitions of businesses that provide products and services in our target industries. We will require additional capital to make significant acquisitions in the future.

During the nine months ended September 30, 2013, the Company had a net decrease in cash of  $790,212. The Company’s sources and uses of cash were as follows:

Cash Flows From Operating Activities

We provided net cash of $544,826 in our operating activities during the nine months ended September 30, 2013, consisting of a income of $537,727  (net income of $275,248, plus adjustments for non-cash items of approximately $262,479), plus net provisions of cash totaling approximately $7,099 due to changes in our operating assets and liabilities.

Cash Flows From Investing Activities

We used net cash of  $400,673 in our investing activities during the nine months ended September 30, 2013, consisting of collections of notes receivable of $71,286 and escrow accounts of $800,000, reduced by $265,358 in cash used to purchase fixed assets, payments of contingent consideration (Timios deferred purchase price) of $254,215, initial loan to YA of $500,000 under the Loan and Collar Agreement, acquisition of intangible assets of $74,488 and the net cash used to acquire GCTC  and Adobe Title assets of  $177,898 .

Cash Flows From Financing Activities

We used net cash of  $934,365 in our financing activities during the nine months ended September 30, 2013, consisting of the repayment of related party debt.

As of September 30, 2013, the Company had negative working capital of $1,861,697.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the quarter ended September 30, 2013.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As of September 30, 2013, we were not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business

Item 1A.  Risk Factors.

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

101**

The following materials from the Quarterly Report on Form 10-Q of Timios National Corporation for the period ended September  30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

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

TIMIOS NATIONAL CORPORATION

Date: November 12, 2013	/s/ Michael T. Brigante
Michael T. Brigante
(Authorized Officer and Principal Financial Officer)